Form 10-Q
period 1994-03-31
UNION CARBIDE CORP /NEW/
filed 1994-05-12
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C  20549
                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1994

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to


Commission File Number 1-1463


                          UNION CARBIDE CORPORATION
            (Exact name of registrant as specified in its charter)


            New York                                           13-1421730

    (State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                             Identification No.)


 39 Old Ridgebury Road,  Danbury, CT                           06817-0001
(Address of principal executive offices)                       (Zip Code)


                                 203-794-2000
               Registrant's telephone number, including area code

              Union Carbide Chemicals and Plastics Company Inc.
_____________________________________________________________________________
             (Former name, former address and former fiscal year,
                        if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes    X    No _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at April 30, 1994
Common Stock, $1 par value                             151,266,328 shares


              Total number of sequentially numbered pages in this filing, including exhibits thereto:  16




                                     INDEX




PART I. FINANCIAL INFORMATION

                                                                         PAGE
  Financial Statements

    Condensed Consolidated Statement of Income -
      Union Carbide Corporation and Subsidiaries -
      Quarter Ended March 31, 1994 and 1993........................        3

    Condensed Consolidated Balance Sheet - Union Carbide
      Corporation and Subsidiaries - March 31, 1994 and
      December 31, 1993............................................        4

    Condensed Consolidated Statement of Cash Flows -
      Union Carbide Corporation and Subsidiaries -
      Quarter Ended March 31, 1994 and 1993.........................       5

  Notes to Condensed Consolidated Financial Statements -
      Union Carbide Corporation and Subsidiaries...................       6-8

  Discussion and Analysis of Results of Operations
    and Financial Condition........................................       9-10



PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.......................................       11

  Item 4.  Submission of Matters to a Vote of Security Holders.....      11-13

  Item 6.  Exhibits and Reports on Form 8-K........................       13

  Signature........................................................       14

  Exhibit Index....................................................       15



                       PART I. FINANCIAL INFORMATION

                UNION CARBIDE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                         Millions of dollars
                                                     (Except per share figures)
                                                       Quarter ended March 31,
                                                           1994        1993(a)

NET SALES                                                $ 1,126     $ 1,193

Deductions
  Cost of sales, exclusive of depreciation and
    amortization shown separately below                      856         892
  Research and development                                    32          37
  Selling, administration and other expenses(b)               72          91
  Depreciation and amortization                               67          76
  Interest on long-term and short-term debt                   16          25
  Other expense (income) - net                                 7          12

INCOME BEFORE PROVISION FOR INCOME TAXES                      76          60
  Provision for income taxes                                  23          20

INCOME OF CONSOLIDATED COMPANIES                              53          40
  Plus: UCC share of net income from
          corporate investments carried at equity             10           2
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                        63          42
Cumulative effect of change in accounting principle            -         (97)
NET INCOME (LOSS)                                             63         (55)
Preferred stock dividend, net of taxes                         2           2
NET INCOME (LOSS) - COMMON STOCKHOLDERS                  $    61     $   (57)

Earnings per common share
  Primary
  - Income                                               $  0.39     $  0.28
  - Cumulative effect of change in accounting principle  $     -     $ (0.69)
  - Net income                                           $  0.39     $ (0.41)
  Fully diluted(c)                                       $  0.37     $ (0.41)
Cash dividends per common share                          $  0.1875   $  0.1875



(a) Restated to reflect the adoption of Statement of Financial Accounting Standards 112.

(b) Selling, administration and other expenses include:
      Selling                                            $    30     $    34
      Administration                                          27          32
      Other expenses                                          15          25
                                                         $    72     $    91

(c) Fully diluted per share amounts for 1993 are antidilutive and accordingly, primary and fully diluted per share amounts are identical.

The Notes to Condensed Consolidated Financial Statements on Pages 6 through 8 should be read in conjunction with this statement.


                UNION CARBIDE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET

                                                     Millions of dollars
                                                     March 31,  Dec. 31,
                                                       1994       1993

ASSETS
  Cash and cash equivalents                            $   71    $  108
  Notes and accounts receivable                           905       689
  Inventories:
    Raw materials and supplies                            104       104
    Work in process                                        44        52
    Finished goods                                        252       229
                                                          400       385
  Prepaid expenses                                        201       247
         Total current assets                           1,577     1,429

  Property, plant and equipment                         5,690     5,626
  Less: Accumulated depreciation                        3,267     3,206
         Net fixed assets                               2,423     2,420

  Companies carried at equity                             448       437
  Other investments and advances                           85       137
         Total investments and advances                   533       574

  Other assets                                            341       266
         Total assets                                  $4,874    $4,689


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                     $  316    $  310
  Short-term debt                                         162        24
  Payments to be made within one year on
    long-term debt                                         12        11
  Accrued income and other taxes                          163       189
  Other accrued liabilities                               622       662
         Total current liabilities                      1,275     1,196

  Long-term debt                                          899       931
  Postretirement benefit obligation                       499       489
  Other long-term obligations                             486       379
  Deferred credits                                        216       230
  Convertible preferred stock                             148       150
  Unearned employee compensation                         (110)     (114)
  UCC stockholders' equity:
    Common stock authorized - 500,000,000 shares
    Common stock issued     - 154,609,669 shares          155       155
    Additional paid-in capital                            355       366
    Equity adjustment from foreign currency
      translation                                         (79)      (84)
    Retained earnings                                   1,099     1,067
                                                        1,530     1,504
    Less: Treasury stock, at cost-3,487,318 shares
                (4,062,189 shares in 1993)                 69        76
         Total UCC stockholders' equity                 1,461     1,428
         Total liabilities and stockholders' equity    $4,874    $4,689

The Notes to Condensed Consolidated Financial Statements on Pages 6 through 8 should be read in conjunction with this statement.



                UNION CARBIDE CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Millions of dollars
                                                  Quarter ended March 31,
                                                     1994         1993
                                                  Increase (decrease) in
                                                cash and cash equivalents
OPERATIONS
  Income from continuing operations                 $  63        $  42
  Noncash charges (credits) to net income
    Depreciation and amortization                      67           76
    Deferred income taxes                              19           12
    Other noncash charges (credits)                    18           (1)
  Investing debits to net income                      (16)          (2)
  Working capital(a)                                 (185)        (183)
  Long-term assets and liabilities                     39           23
Cash Flow From (Used for) Operations                    5          (33)
INVESTING
  Capital expenditures                                (80)         (50)
  Investments                                         (34)           -
  Sale of investments                                   -            -
  Sale of fixed and other assets                        -           13
Cash Flow Used for Investing                         (114)         (37)
FINANCING
  Change in short-term debt (three months or less)    138           56
  Repayment of long-term debt                         (30)        (100)
  Issuance of common stock                             23           25
  Repurchase of common stock                          (28)           -
  Payments of dividends                               (31)         (28)
  Other                                                 -           (2)
Cash Flow From (Used for) Financing                    72          (49)
  Effect of exchange rate changes on cash and
    cash equivalents                                    -            -
      Change in cash and cash equivalents             (37)        (119)
      Cash and cash equivalents beginning-of-period   108          171
Cash and cash equivalents end-of-period             $  71        $  52

Cash paid for interest and income taxes
  Interest (net of amount capitalized)              $   9        $  35
  Income taxes                                      $   5        $  21

_____________

(a) Net change in working capital by component (excluding cash and cash equivalents, deferred income taxes and short-term debt):

(Increase) decrease in current assets
  Notes and accounts receivable                 $(107)       $ (51)
  Inventories                                     (20)         (23)
  Prepaid expenses                                  6           11
Decrease in payables and accruals                 (64)        (120)
Working capital                                 $(185)       $(183)


The Notes to Condensed Consolidated Financial Statements on Pages 6 through 8 should be read in conjunction with this statement.


                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments consisted of only normal recurring adjustments. On April 27, 1994, stockholders voted to approve the merger of Union Carbide Corporation into Union Carbide Chemicals and Plastics Company Inc. (UCC&P). The merger was effective May 1, 1994. Immediately after the merger, UCC&P had the same consolidated assets, liabilities and stockholders' equity as the corporation. UCC&P has changed its name to Union Carbide Corporation. All references to Union Carbide Corporation, the corporation or UCC after the periods starting May 1, 1994 shall be a reference to the merged company. The accompanying statements should be read in conjunction with the Notes to Financial Statements of Union Carbide Corporation and Subsidiaries ("the corporation") in the 1993 annual report to stockholders.


2.  Union Carbide Chemicals and Plastics Company Inc.

UCC has unconditionally guaranteed the payment of principal and interest on all debt of UCC&P registered with the Securities and Exchange
Commission.  As of March 31, 1994, UCC had guaranteed $992 million of
UCC&P debt.

The following is a financial summary of UCC&P and its consolidated subsidiaries:

                                                 Quarter Ended March 31,
Millions of dollars                                1994          1993
Net sales                                        $1,126        $1,193
Cost of sales                                       856           880
Depreciation and amortization                        67            76
Income before accounting change                      67            40
Cumulative effect of change in accounting
  principle                                           -           (97)
Net income (loss)                                $   67        $  (57)

                                                 March 31,     Dec. 31,
                                                   1994          1993
Current assets                                   $1,576        $1,428
Noncurrent assets                                 3,296         3,256
   Total assets                                  $4,872        $4,684
Current liabilities                              $1,464        $1,418
Noncurrent liabilities                            2,021         1,916
Net assets                                       $1,387        $1,350





3.  Common Stock

In the first quarter of 1993 the Board of Directors announced that it had authorized the repurchase of up to 10 million shares of UCC common stock over an unlimited period in order to minimize future earnings dilution due to common stock requirements under certain employee benefit plans.
Through March 31, 1994, the corporation had repurchased 4,839,700 shares at an average effective price of $20.07 per share.

In conjunction with the corporation's common stock buyback program, put options were sold in a series of private placements entitling the holders to sell 3,050,000 shares of common stock to UCC, at specified prices if the holders exercise the options. Since the inception of this program, through March 31, 1994, options representing 2,775,000 common shares expired unexercised, while options representing 275,000 shares remain outstanding. Premiums received on these options reduced the average price of repurchased shares to $20.07 per share from $20.42 per share.


4.  Commitments and Contingencies

The corporation has entered into three agreements for the purchase of ethylene related products and two agreements for the availability of terminal storage from facilities located in the U.S. and Canada. The net present value of the fixed and determinable portion of these obligations at March 31, 1994 totaled $465 million.

The corporation is subject to loss contingencies resulting from environmental laws and regulations, which include obligations to remove or mitigate the effects on the environment of the disposal or release of certain wastes and substances at various sites. The corporation has established accruals for those hazardous waste sites where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. The corporation adjusts its accruals as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made, and to reflect new and changing facts.

At March 31, 1994, the corporation had established environmental remediation accruals in the amount of $272 million. Approximately
30 percent of the corporation's environmental accrual at March 31, 1994 pertained to closure and postclosure costs for both operating and closed facilities. In addition, the corporation had environmental loss contingencies of $122 million.

The corporation had additional contingent obligations at March 31, 1994 of $102 million, principally related to discounted receivables from customers, guarantees of debt and litigation.




During the first quarter of 1994, the corporation reduced the carrying value of its stock in Union Carbide India Ltd. to zero. See Note 17 of Notes to Financial Statements in the corporation's 1993 Annual Report to Stockholders for information about suits and proceedings arising from or related to the December 3, 1984 methyl isocyanate incident at the plant at Bhopal, India, owned and operated by Union Carbide India Limited.

The corporation has provisionally joined the recent multi-billion dollar silicone breast implant litigation settlement agreement. Union Carbide's contribution to the settlement will be $138 million over the next several years. The corporation has previously taken before-tax charges aggregating $35 million for this litigation. Although insurance coverage is subject to issues as to scope and application of policies, retention limits, exclusions and policy limits, and the insurers have reserved their rights to deny coverage, the corporation believes that after probable insurance recoveries, the settlement will not have a material effect on the company's earnings in the future. The corporation was not a manufacturer of breast implants but did supply generic bulk silicone materials to the industry.

The settlement is subject to fairness hearings and possible challenges that might delay implementation or require settlement terms to be reconsidered. Both the corporation and the other companies which are parties to the agreement have the right to withdraw from the settlement if, in their individual judgment, there are too few recipients of breast implants covered by the final settlement.

In addition to the above, the corporation and its consolidated subsidiaries are involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters including, but not limited to: product liability; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts and taxes. In some of these legal proceedings and claims, the remedies that may be sought or damages claimed are substantial.

While it is impossible at this time to determine with certainty the ultimate outcome of any legal proceedings and claims referred to in this note, management believes that adequate provisions have been made for probable losses with respect thereto and that such ultimate outcome, after provisions therefor, will not have a material adverse effect on the consolidated financial position of the corporation but could have a material effect on consolidated results of operations in a given quarter or year. Should any losses be sustained in connection with any of such legal proceedings and claims, in excess of provisions therefor, they will be charged to income in the future.



              DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION



Overview

For the quarter ended March 31, 1994 the corporation reported net income available to common stockholders of $61 million, or $0.39 per share primary ($0.37 per share fully diluted). Improved volumes for the corporation's major businesses were largely offset by slight margin declines in commodity products. The corporation continued to benefit from its cost reduction efforts and improved results in its joint ventures.

Results of Operations

Net income available to common shareholders was $61 million for the first quarter of 1994, compared to $40 million for the same period last year. In addition, the corporation recorded a noncash after-tax charge of $97 million in the first quarter of 1993 as a result of adopting FAS 112. As a result a net loss of $57 million was reported in the first quarter of 1993.

Sales decreased 6 percent in the first quarter of 1994 to $1.126 billion from $1.193 billion in the first quarter of 1993 largely due to the absence of sales from the OSi business, sold in July, 1993. On a comparative basis, quarter to quarter, volumes improved for all the corporation's businesses, especially ethylene oxide derivatives and polyethylene resins.

The corporation's variable margin was 46.7 percent in the first quarter 1994 versus 47.4 percent in the first quarter last year. Despite an increase in volumes, lower prices in all businesses kept variable margin virtually the same when the OSi business is excluded from first quarter 1993. Similarly, gross margin in the first quarter of 1994 of 24.0 percent was lower than the previous year's rate, but essentially flat excluding the OSi business. Selling, administration and other expenses decreased $19 million, almost half of which is attributable to the absence of the OSi business.

Other expense (income) - net for the first quarter of 1994 included the following items: a $24 million charge for the writeoff of the corporation's investment in India and associated costs; a $12 million loss on the proposed sale of the corporation's uranium mill and certain uranium mines to Energy Fuels, Ltd; a $24 million gain on the sale of its preferred stock investment in OSi Specialties, Inc. Income from partnerships rose $16 million in the first quarter of 1994 over the same period last year.

Interest expense decreased 36 percent in the first quarter of 1994 compared with the first quarter 1993 as a result of slightly lower debt levels and lower interest rates.

Earnings from the corporation's investments carried at equity totaled
$10 million in the current quarter versus $2 million in the comparable quarter last year due primarily to an increase in UCC's share of earnings from UCAR International, Inc.




Estimates of future expenses related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, and of future capital expenditures relating to environmental protection, have not changed materially since December 31, 1993. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims.

The corporation has provisionally joined the recent multi-billion dollar silicone breast implant litigation settlement agreement. This litigation is discussed in more detail in the "Commitments and Contingencies" footnote to the financial statements on page 8 of this report on Form 10-Q.


Financial Condition - March 31, 1994

The corporation continued to benefit from its cost reduction efforts, improved results from joint ventures and lower interest expense, all of which contributed to positive cash flow from operations of $5 million in the first quarter of 1994. In the first quarter of 1993 $33 million was used in operations.

Cash flow used for investing of $114 million was significantly higher in 1994 due primarily to increased capital spending plus an investment in a Brazilian ethylene company.

Cash flow from financing was $72 million for the first quarter 1994 as compared to $49 million used for 1993. Significant activities in the first quarter 1994 included the redemption of outstanding 5.3 percent sinking fund debentures due 1997 for $26 million and the repurchase of $28 million in common stock. Short-term borrowings increased by $110 million. In the first quarter of 1993, the corporation redeemed, for $12 million, its 15 percent senior debentures and $84 million of the outstanding $345 million of
7.5 percent convertible subordinated debentures with the remaining $261 million converted into common stock.

The corporation's ratio of debt to capital increased to 42.3 percent at March 31, 1994 from 40.3 percent at December 31, 1993. At March 31, 1994 there were no outstanding borrowings under the existing major bank credit agreement of $600 million.

Cash dividends to UCC common stockholders amounted to $28 million in the first quarter 1994 and $25 million in the first quarter of 1993.





                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         See Note 4 to the corporation's consolidated financial statements on page 7 and 8 of this 10-Q Report.

         On March 31, 1994, the U.S. Environmental Protection Agency (EPA) issued an administrative Complaint, Compliance Order and Notice of Opportunity for Hearing to the corporation alleging violations of the Resource Conservation and Recovery Act, as amended, and the Texas Solid Waste Disposal Act at the corporation's Texas City,
         Texas plant.  EPA proposes to assess a civil penalty of $139,000.
         The corporation has requested a hearing and is contesting the alleged violations and proposed penalty.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)  Annual Meeting - April 27, 1994

         (b) Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to the management's nominees as listed in the proxy statement. All of the management's nominees as listed in the proxy statement were elected, the vote on said proposal being as follows:

                                      Shares Voted

                 Directors             Shares For      Shares Withheld

              John J. Creedon         131,990,427         1,696,792
              C. Fred Fetterolf       132,104,509         1,582,710
              Joseph E. Geoghan       132,131,971         1,555,248
              Rainer E. Gut           132,108,367         1,578,852
              James M. Hester         131,946,875         1,740,344
              Vernon E. Jordan, Jr.   131,730,158         1,957,061
              William H. Joyce        131,965,025         1,722,194
              Robert D. Kennedy       131,873,912         1,813,307
              Ronald L. Kuehn, Jr.    132,124,298         1,562,921
              C. Peter McColough      131,945,553         1,741,666
              Rozanne L. Ridgway      132,071,127         1,616,092
              William S. Sneath       130,382,563         3,304,656



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)

         (c)  Other matters voted upon.

              Proposal to Eliminate Holding Company

              Shareholders approved the merger of the corporation into its wholly owned subsidiary, Union Carbide Chemicals and Plastics Company Inc.

              The vote was:

              FOR - 132,002,261 or 78.44 percent of the shares outstanding
                    (99.39 percent of the shares voted).

              AGAINST - 805,782 or 0.48 percent of the shares outstanding
                        (0.61 percent of the shares voted).

              ABSTAIN - 879,176 shares.

              Approval required an affirmative vote of two-thirds of the shares outstanding.


              Proposal to Ratify the Appointment of Auditors

              Shareholders ratified the appointment of KPMG Peat Marwick to conduct the annual audit of the financial statements of the corporation and its consolidated subsidiary companies for the year ending December 31, 1994.

              The vote was:

              FOR - 131,802,714 or 99.15 percent of the shares voted.

              AGAINST - 1,129,114 or 0.85 percent of the shares voted.

              ABSTAIN - 755,391 shares.


              Proposal on the 1994 Union Carbide Long-Term Incentive Plan

              Shareholders approved management's proposal to adopt the 1994 Union Carbide Long-Term Incentive Plan.

              The vote was:

              FOR - 99,900,451 or 59.36 percent of the shares outstanding
                    (75.62 percent of the shares voted).

              AGAINST - 32,202,274 or 19.14 percent of the shares
                        outstanding (24.38 percent of the shares voted).

              ABSTAIN - 1,584,494 shares.

              Approval required an affirmative vote of a majority of the shares outstanding.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)


              Proposal on CERES Principles

              Shareholders voted against a shareholder proposal requesting the corporation to endorse the CERES Principles for corporate environmental accountability.

              The vote was:

              FOR - 6,154,284 shares or 6.16 percent of the shares voted.

              AGAINST - 93,772,755 shares or 93.84 percent of the shares voted.

              ABSTAIN - 7,765,467 shares.

              BROKER NON-VOTE - 25,994,713 shares.


              Proposal on Environment/Safety Hazards

              Shareholders voted against a shareholder proposal that the shareholders request the corporation to make publicly available a report (prepared at reasonable cost, omitting proprietary information, and made available by September 1994), sufficiently comprehensive to permit interested persons to assess:
              (a) environmental and safety hazards to the communities surrounding its chemical plants, such as risks and consequences of chemical accidents, preventative measures, and plans to reduce the use of toxics; (b) communities' rights to inspect facilities with regard to these hazards; (c) corporate policy and procedures in these areas.

              The vote was:

              FOR - 12,299,874 shares or 12.25 percent of the shares voted.

              AGAINST - 88,087,879 shares or 87.75 percent of the shares voted.

              ABSTAIN - 7,304,753 shares.

              BROKER NON-VOTE - 25,994,713 shares.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              The following exhibit is filed as part of this report:

                  11  -  Computation of Earnings Per Share.


         (b) No reports on Form 8-K were filed for the three-months ended March 31, 1994.








                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            UNION CARBIDE CORPORATION
                                  (Registrant)




Date:  May 12, 1994                          By:        John K. Wulff
                                                        JOHN K. WULFF
                                                 Vice-President, Controller
                                                  and Principal Accounting
                                                           Officer



                                  EXHIBIT INDEX



Exhibit                                                             Page
  No.                             Exhibit                            No.

  11        Computation of Earnings Per Share