Form 10-Q
period 1994-06-30
UNION CARBIDE CORP /NEW/
filed 1994-08-11
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C  20549
                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1994

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to


Commission File Number 1-1463


                          UNION CARBIDE CORPORATION
            (Exact name of registrant as specified in its charter)


            New York                                           13-1421730
(State or other jurisdi#tion of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


 39 Old Ridgebury Road,  Danbury, CT                           06817-0001
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

           Class                                 Outstanding at July 31, 1994
Common Stock, $1 par value                             149,895,565 shares


              Total number of sequentially numbered pages in this filing, including exhibits thereto:  16




                                     INDEX




PART I. FINANCIAL INFORMATION

                                                                         PAGE
  Financial Statements

    Condensed Consolidated Statement of Income -
      Union Carbide Corporation and Subsidiaries -
      Quarter Ended June 30, 1994 and 1993.........................        3

    Condensed Consolidated Statement of Income -
      Union Carbide Corporation and Subsidiaries -
      Six Months Ended June 30, 1994 and 1993......................        4

    Condensed Consolidated Balance Sheet - Union Carbide
      Corporation and Subsidiaries - June 30, 1994 and
      December 31, 1993............................................        5

    Condensed Consolidated Statement of Cash Flows -
      Union Carbide Corporation and Subsidiaries -
      Six Months Ended June 30, 1994 and 1993.......................       6

  Notes to Condensed Consolidated Financial Statements -
      Union Carbide Corporation and Subsidiaries...................       7-9

  Discussion and Analysis of Results of Operations
    and Financial Condition........................................      10-12



PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.......................................       13

  Item 6.  Exhibits and Reports on Form 8-K........................       13

  Signature........................................................       14

  Exhibit Index....................................................       15



                       PART I. FINANCIAL INFORMATION

                UNION CARBIDE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                         Millions of dollars
                                                     (Except per share figures)
                                                       Quarter ended June 30,
                                                           1994        1993

NET SALES                                                $ 1,177     $ 1,244

Deductions (additions)
  Cost of sales, exclusive of depreciation and
    amortization shown separately below                      906         969
  Research and development                                    33          38
  Selling, administration and other expenses*                 72          94
  Depreciation and amortization                               67          68
  Interest on long-term and short-term debt                   20          16
  Other expense (income) - net                                (7)          4
INCOME BEFORE PROVISION FOR INCOME TAXES                      86          55
  Provision for income taxes                                  25          18

INCOME OF CONSOLIDATED COMPANIES                              61          37
  Plus: UCC share of net income from
          corporate investments carried at equity             12           4
NET INCOME                                                    73          41
Preferred stock dividend, net of taxes                         3           3
NET INCOME - COMMON STOCKHOLDERS                         $    70     $    38

Earnings per common share
  Primary                                                $  0.44     $  0.24
  Fully diluted                                          $  0.42     $  0.24
Cash dividends per common share                          $  0.1875   $  0.1875




* Selling, administration and other expenses include:
    Selling                                              $    31     $    38
    Administration                                            26          34
    Other expenses                                            15          22
                                                         $    72     $    94


The Notes to Condensed Consolidated Financial Statements on Pages 7 through 9 should be read in conjunction with this statement.


                UNION CARBIDE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                         Millions of dollars
                                                     (Except per share figures)
                                                     Six Months ended June 30,
                                                           1994        1993

NET SALES                                                $ 2,303     $ 2,437

Deductions
  Cost of sales, exclusive of depreciation and
    amortization shown separately below                    1,762       1,861
  Research and development                                    65          75
  Selling, administration and other expenses*                144         185
  Depreciation and amortization                              134         144
  Interest on long-term and short-term debt                   36          41
  Other expense - net                                          -          16

INCOME BEFORE PROVISION FOR INCOME TAXES                     162         115
  Provision for income taxes                                  48          38

INCOME OF CONSOLIDATED COMPANIES                             114          77
  Plus: UCC share of net income from
          corporate investments carried at equity             22           6
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                       136          83
Cumulative effect of change in accounting principle            -         (97)
NET INCOME (LOSS)                                            136         (14)
Preferred stock dividend, net of taxes                         5           5
NET INCOME (LOSS) - COMMON STOCKHOLDERS                  $   131     $   (19)

Earnings per common share
  Primary
  - Income                                               $  0.83     $  0.52
  - Cumulative effect of change in accounting principle  $     -     $ (0.66)
  - Net income (loss) - common stockholders              $  0.83     $ (0.14)
  Fully diluted                                          $  0.79     $     -
Cash dividends per common share                          $  0.375    $  0.375




* Selling, administration and other expenses include:
    Selling                                              $    61     $    72
    Administration                                            53          66
    Other expenses                                            30          47
                                                         $   144     $   185


The Notes to Condensed Consolidated Financial Statements on Pages 7 through 9 should be read in conjunction with this statement.


                UNION CARBIDE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET

                                                     Millions of dollars
                                                      June 30,  Dec. 31,
                                                       1994       1993

ASSETS
  Cash and cash equivalents                            $   57    $  108
  Notes and accounts receivable                           837       689
  Inventories:
    Raw materials and supplies                            112       104
    Work in process                                        49        52
    Finished goods                                        233       229
                                                          394       385
  Prepaid expenses                                        206       247
         Total current assets                           1,494     1,429

  Property, plant and equipment                         5,741     5,626
  Less: Accumulated depreciation                        3,307     3,206
         Net fixed assets                               2,434     2,420

  Companies carried at equity                             463       437
  Other investments and advances                           86       137
         Total investments and advances                   549       574

  Other assets                                            337       266
         Total assets                                  $4,814    $4,689


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                     $  316    $  310
  Short-term debt                                         120        24
  Payments to be made within one year on
    long-term debt                                         12        11
  Accrued income and other taxes                          144       189
  Other accrued liabilities                               594       662
         Total current liabilities                      1,186     1,196

  Long-term debt                                          898       931
  Postretirement benefit obligation                       496       489
  Other long-term obligations                             512       379
  Deferred credits                                        232       230
  Convertible preferred stock                             148       150
  Unearned employee compensation                         (107)     (114)
  UCC stockholders' equity:
    Common stock authorized - 500,000,000 shares
    Common stock issued     - 154,609,669 shares          155       155
    Additional paid-in capital                            339       366
    Equity adjustment from foreign currency
      translation                                         (75)      (84)
    Retained earnings                                   1,140     1,067
                                                        1,559     1,504
    Less: Treasury stock, at cost-4,833,513 shares
                (4,062,189 shares in 1993)                110        76
         Total UCC stockholders' equity                 1,449     1,428
         Total liabilities and stockholders' equity    $4,814    $4,689

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 9 should be read in conjunction with this statement.



                UNION CARBIDE CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   Millions of dollars
                                                Six Months ended June 30,
                                                     1994         1993
                                                  Increase (decrease) in
                                                cash and cash equivalents
OPERATIONS
  Income before accounting change                   $ 136        $  83
  Noncash charges (credits) to net income
    Depreciation and amortization                     134          144
    Deferred income taxes                              25           21
    Other noncash charges (credits)                     2            1
  Investing debits to net income                      (13)          13
  Working capital(a)                                 (243)        (188)
  Long-term assets and liabilities                     58           15
Cash Flow From Operations                              99           89
INVESTING
  Capital expenditures                               (156)        (116)
  Investments                                         (38)         (25)
  Sale of investments                                  86            -
  Sale of fixed and other assets                        1           15
Cash Used for Investing                              (107)        (126)
FINANCING
  Change in short-term debt (three months or less)     96          (89)
  Repayment of short-term debt                          -          (36)
  Proceeds from long-term debt                          -          320
  Repayment of long-term debt                         (32)        (218)
  Issuance of common stock                             42           38
  Repurchase of common stock                          (90)         (23)
  Payments of dividends                               (64)         (60)
  Other                                                 5           (1)
Cash Flow Used for Financing                          (43)         (69)
  Effect of exchange rate changes on cash and
    cash equivalents                                    -           (1)
      Change in cash and cash equivalents             (51)        (107)
      Cash and cash equivalents beginning-of-period   108          171
Cash and cash equivalents end-of-period             $  57        $  64

Cash paid for interest and income taxes
  Interest (net of amount capitalized)              $  54        $  50
  Income taxes                                      $  40        $  36

_____________

(a) Net change in working capital by component (excluding cash and cash equivalents, deferred income taxes and short-term debt):

(Increase) decrease in current assets
  Notes and accounts receivable                 $(125)       $(108)
  Inventories                                     (14)          14
  Prepaid expenses                                  7           42
Decrease in payables and accruals                (111)        (136)
Working capital                                 $(243)       $(188)


The Notes to Condensed Consolidated Financial Statements on Pages 7 through 9 should be read in conjunction with this statement.


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


2.  Union Carbide Corporation, EniChem SpA, to Form Joint Venture

On August 1, 1994 the corporation and EniChem SpA, Milan, Italy, ("EniChem") jointly announced that they intend to form a 50-50 joint venture to produce and market polyethylene in Europe. The two companies have signed a memorandum of understanding, and are proceeding with negotiation of definitive agreements. They anticipate a first quarter 1995 start up of the venture following European Community approval. Under the proposed agreement, the new company will own EniChem's existing polyethylene operations in Italy, France and Germany, EniChem's interest in olefins crackers at Brindisi, Italy and Dunkirk, France, and build a facility at Brindisi utilizing UCC's UNIPOL PE process technology.


3.  Common Stock

On July 27, 1994 the Board of Directors announced that it had authorized the repurchase of an additional 10 million shares of UCC common stock, bringing the total number authorized for repurchase to 20 million. The repurchase program, which began in the first quarter of 1993, is being carried out over an unlimited period in order to minimize future earnings dilution due to common stock requirements under certain employee benefit plans. Through June 30, 1994, the corporation had repurchased 7,181,600 shares at an average effective price of $22.04 per share.

In conjunction with the corporation's common stock buyback program, put options were sold in a series of private placements entitling the holders to sell 3,775,000 shares of common stock to UCC, at specified prices if the holders exercise the options. Since the inception of this program, through June 30, 1994, options representing 3,013,800 common shares expired unexercised and options representing 36,200 shares were exercised at $868,800, or $24.00 per share. Options representing 725,000 shares remain outstanding at June 30, 1994. Premiums received on these options reduced the average price of repurchased shares to $22.04 per share from $22.38 per share.


4.  Commitments and Contingencies

The corporation has entered into three agreements for the purchase of ethylene related products and two agreements for the availability of terminal storage from facilities located in the U.S. and Canada. The net present value of the fixed and determinable portion of these obligations at June 30, 1994 totaled $453 million.

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

At June 30, 1994, the corporation had established environmental remediation accruals in the amount of $280 million. Approximately
28 percent of the corporation's environmental accrual at June 30, 1994 pertained to closure and postclosure costs for both operating and closed facilities. In addition, the corporation had environmental loss contingencies of $135 million.

The corporation had additional contingent obligations at June 30, 1994 of $103 million, principally related to guarantees of debt, litigation costs and discounted receivables from customers.

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

The corporation has provisionally joined the multi-billion dollar silicone breast implant litigation settlement agreement. Union Carbide's contribution to the settlement will be $138 million over the next several years. The corporation has previously taken before-tax charges aggregating $35 million for this litigation. Although insurance coverage is subject to issues as to scope and application of policies, retention limits, exclusions and policy limits, and the insurers have reserved their rights to deny coverage, the corporation believes that after probable insurance recoveries, the settlement will not have a material effect on the company's earnings in the future. The corporation was not a manufacturer of breast implants but did supply generic bulk silicone materials to the industry.



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




              DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION


Overview

The corporation reported second quarter, 1994 net income available to common stockholders of $70 million, or $0.44 per share primary ($0.42 per share fully
diluted).   For the first six months of 1994 net income available to common stockholders was $131 million, or $0.83 per share primary ($0.79 per share fully diluted).

For the corresponding quarter in 1993 the corporation reported earnings of $38
million, or $0.24 per share primary and fully diluted.   For the first six
months of 1993 the corporation had a loss of $19 million, or $0.14 per share primary, which included a noncash after-tax charge of $97 million, or $0.66 per share primary, for the adoption of FAS 112. Excluding the accounting change, net income available to common shareholders was $78 million, or $0.52 per share.

The earnings improvement quarter to quarter resulted from higher volumes for the corporation's key products, and higher prices for high density and linear low density polyethylene. Also contributing were continued good results from licensing activities, lower overhead and improved results from the UCAR International joint venture.

While the first six months of 1994 have shown considerable improvement over the corresponding period in 1993, the corporation is uncertain whether a sustained upturn in the industry has begun. Prices and margins may come under pressure by the end of 1994, for one or more quarters, as additional ethylene and derivatives capacity comes on line.


Results of Operations

Sales decreased 5 percent in the second quarter of 1994 and also for the first six months of the year over the previous year's comparable periods largely due to the absence of sales from the OrganoSilicon (OSi) specialty chemicals business, sold in July, 1993. Excluding OSi from those same periods, sales rose 2 percent as volumes for the corporation's key products improved.

The corporation's variable margin for the second quarter of 1994 was
45.2 percent, higher than the 44.6 percent in the second quarter of 1993. For the first six months of the year variable margin ran at 45.9 percent versus
46.0 percent last year. Excluding the higher margin OSi products from the 1993 totals, variable margin in 1993 for the second quarter was 43.4 percent and for the first six months was 44.9 percent. Gross margin for the second quarter of 1994 improved to 23.0 percent from 22.1 percent in the second quarter of 1993. For the six month period ending June 30, 1994 gross margin was 23.5 percent versus 23.6 percent in the comparable period in 1993. When excluding the OSi business for 1993, gross margin in the second quarter was
20.8 percent and for the first six months, 22.6 percent. Selling, administration and other expenses continued to fall over comparable periods, even after considering the absence of the OSi business.



Partnership income rose slightly in the second quarter of 1994 over the same period in 1993; on a comparable six month basis it was $20 million ahead of 1993's pace. Other expense (income)-net in the second quarter of 1993 contained a $9 million before tax loss on the sale of the corporation's investment in Vitaphore Inc. In the first six months of 1994 the corporation recorded the following items within other expense (income) - net: a $24 million charge for the write-off of its investment in India and associated costs; a $12 million charge on the proposed sale of the corporation's uranium mill and certain uranium mines to Energy Fuels, Ltd.; and a $24 million gain on the sale of its preferred stock investment in OSi Specialties, Inc.

Interest expense rose slightly in the second quarter of 1994 over 1993 due to rising interest rates.

Earnings from the corporation's investments carried at equity continued to show strong improvement on a comparative basis for the quarter and first six months of 1994, with UCAR International, Inc. being the major contributor.

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

The corporation has provisionally joined the multi-billion dollar silicone breast implant litigation settlement agreement. This litigation is discussed in more detail in the "Commitments and Contingencies" footnote to the financial statements on pages 8 and 9 of this report on Form 10-Q.

Financial Condition - June 30, 1994

Cash flow from operations rose $10 million in the first six months of 1994 over the comparable period in 1993 due to improved operating results. A decrease in the corporation's overheads coupled with improvement in volumes for its key products contributed to this increase.

Cash flow used for investing for the first six months of 1994 of $107 million was $19 million lower compared to the similar period in 1993. Included through June 30, 1994 were proceeds of $86 million from the sale of the corporation's preferred stock investment in OSi Specialties, Inc. Capital spending increased by $40 million primarily on new projects, including the UNIPOL II unit at the Star, LA plant and the butanol unit at the Taft, LA plant, and an investment in a Brazilian ethylene company. On August 1, 1994 the corporation and EniChem SpA jointly announced their intention to form a joint venture to produce and market polyethylene in Europe. The corporation expects its cash investment to total approximately $200 million and be financed through operations and short-term borrowings.

Through June 30, 1994 cash flow used for financing was $43 million compared to $69 million in 1993. In 1994 the corporation repurchased $90 million in common stock and redeemed its 5.3 percent sinking fund debentures due 1997 for $26 million. These actions were financed through operations and short-term borrowings. In the first six months of 1993, the corporation redeemed for cash $12 million in senior debentures and $84 million of the outstanding
$345 million 7.5 percent convertible debentures, of which the remaining
$261 million was converted into common stock. The 1993 redemptions were financed through a two-part public debt offering totaling $300 million.



During the first half of 1994, the corporation terminated substantially all of its financial instruments used as hedges to manage exposure to financial market risk caused by interest rate fluctuations. A net charge of $19 million ($13 million after tax) resulting from such terminations is deferred and will be amortized to interest expense over the remaining terms of the underlying instruments, which had various maturity dates through the year 2002. The corporation also unwound its positions in financial instruments which were designed to reduce earnings fluctuations due to business conditions. During the first half of 1994, the corporation recorded a net charge of $4 million after tax relating to these activities.

The corporation's ratio of debt to capital increased to 41.5 percent at June 30, 1994 from 40.3 percent at December 31, 1993. At June 30, 1994 there were no outstanding borrowings under the existing major bank credit agreement of $600 million.

Cash dividends to UCC common stockholders amounted to $57 million.



                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         See Note 4 to the corporation's consolidated financial statements on page 8 and 9 of this 10-Q Report.



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              The following exhibit is filed as part of this report:

                  11  -  Computation of Earnings Per Share.


         (b) No reports on Form 8-K were filed for the three-months ended June 30, 1994. The corporation's Form 8-K dated August 3, 1994 reported the joint announcement by the corporation and EniChem SpA of their intention to form a joint venture to produce and market polyethylene in Europe.








                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            UNION CARBIDE CORPORATION
                                  (Registrant)




Date:  August 11, 1994                       By:        JOHN K. WULFF
                                                        John K. Wulff
                                                 Vice-President, Controller
                                                  and Principal Accounting
                                                           Officer



                                  EXHIBIT INDEX



Exhibit                                                             Page
  No.                             Exhibit                            No.

  11        Computation of Earnings Per Share                        16