Form 10-Q
period 1994-09-30
UNION CARBIDE CORP /NEW/
filed 1994-11-10
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C  20549
                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1994

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

           Class                                Outstanding at October 31, 1994
Common Stock, $1 par value                             148,437,624 shares


              Total number of sequentially numbered pages in this filing, including exhibits thereto: 17




                                     INDEX




PART I. FINANCIAL INFORMATION

                                                                         PAGE
  Financial Statements

    Condensed Consolidated Statement of Income -
      Union Carbide Corporation and Subsidiaries -
      Quarter Ended September, 30, 1994 and 1993...................        3

    Condensed Consolidated Statement of Income -
      Union Carbide Corporation and Subsidiaries -
      Nine Months Ended September 30, 1994 and 1993................        4

    Condensed Consolidated Balance Sheet - Union Carbide
      Corporation and Subsidiaries - September 30, 1994 and
      December 31, 1993............................................        5

    Condensed Consolidated Statement of Cash Flows -
      Union Carbide Corporation and Subsidiaries -
      Nine Months Ended September 30, 1994 and 1993.................       6

  Notes to Condensed Consolidated Financial Statements -
      Union Carbide Corporation and Subsidiaries...................       7-9

  Discussion and Analysis of Results of Operations
    and Financial Condition........................................      10-12



PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.......................................       13

  Item 6.  Exhibits and Reports on Form 8-K........................       13

  Signature........................................................       14

  Exhibit Index....................................................       15



                       PART I. FINANCIAL INFORMATION

                UNION CARBIDE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                        Millions of dollars
                                                    (Except per share figures)
                                                    Quarter ended September 30,
                                                           1994        1993

NET SALES                                                $ 1,252     $ 1,130

Deductions (additions)
  Cost of sales, exclusive of depreciation and
    amortization shown separately below                      953         889
  Research and development                                    35          33
  Selling, administration and other expenses*                 69          80
  Depreciation and amortization                               69          66
  Interest on long-term and short-term debt                   22          16
  Other expense (income) - net                               (14)         (7)
INCOME BEFORE PROVISION FOR INCOME TAXES                     118          53
  Provision for income taxes                                  35          22

INCOME OF CONSOLIDATED COMPANIES                              83          31
  Plus: UCC share of net income from
          corporate investments carried at equity             13           7
NET INCOME                                                    96          38
Preferred stock dividend, net of taxes                         2           2
NET INCOME - COMMON STOCKHOLDERS                         $    94     $    36

Earnings per common share
  Primary                                                $  0.61     $  0.23
  Fully diluted                                          $  0.57     $  0.22
Cash dividends per common share                          $  0.1875   $  0.1875




* Selling, administration and other expenses include:
    Selling                                              $    31     $    31
    Administration                                            21          28
    Other expenses                                            17          21
                                                         $    69     $    80


The Notes to Condensed Consolidated Financial Statements on Pages 7 through 9 should be read in conjunction with this statement.


                UNION CARBIDE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                      Millions of dollars
                                                  (Except per share figures)
                                                Nine Months ended September 30,
                                                           1994        1993

NET SALES                                                $ 3,555     $ 3,567

Deductions (additions)
  Cost of sales, exclusive of depreciation and
    amortization shown separately below                    2,715       2,750
  Research and development                                   100         108
  Selling, administration and other expenses*                213         265
  Depreciation and amortization                              203         210
  Interest on long-term and short-term debt                   58          57
  Other expense (income) - net                               (14)          9

INCOME BEFORE PROVISION FOR INCOME TAXES                     280         168
  Provision for income taxes                                  83          60

INCOME OF CONSOLIDATED COMPANIES                             197         108
  Plus: UCC share of net income from
          corporate investments carried at equity             35          13
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                       232         121
Cumulative effect of change in accounting principle            -         (97)
NET INCOME                                                   232          24
Preferred stock dividend, net of taxes                         7           7
NET INCOME - COMMON STOCKHOLDERS                         $   225     $    17

Earnings per common share
  Primary
  - Income                                               $  1.44     $  0.74
  - Cumulative effect of change in accounting principle  $     -     $ (0.64)
  - Net income - common stockholders                     $  1.44     $  0.10
  Fully diluted                                          $  1.35     $     -
Cash dividends per common share                          $  0.563    $  0.563




* Selling, administration and other expenses include:
    Selling                                              $    92     $   103
    Administration                                            74          94
    Other expenses                                            47          68
                                                         $   213     $   265


The Notes to Condensed Consolidated Financial Statements on Pages 7 through 9 should be read in conjunction with this statement.


                UNION CARBIDE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET

                                                     Millions of dollars
                                                     Sept. 30,  Dec. 31,
                                                       1994       1993

ASSETS
  Cash and cash equivalents                           $  124     $  108
  Notes and accounts receivable                          927        689
  Inventories:
    Raw materials and supplies                           109        104
    Work in process                                       39         52
    Finished goods                                       236        229
                                                         384        385
  Prepaid expenses                                       241        247
         Total current assets                          1,676      1,429

  Property, plant and equipment                        5,797      5,626
  Less: Accumulated depreciation                       3,330      3,206
         Net fixed assets                              2,467      2,420

  Companies carried at equity                            435        437
  Other investments and advances                          81        137
         Total investments and advances                  516        574

  Other assets                                           338        266
         Total assets                                 $4,997     $4,689


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                    $  338     $  310
  Short-term debt                                         92         24
  Payments to be made within one year on
    long-term debt                                        21         11
  Accrued income and other taxes                         178        189
  Other accrued liabilities                              625        662
         Total current liabilities                     1,254      1,196

  Long-term debt                                         905        931
  Postretirement benefit obligation                      501        489
  Other long-term obligations                            515        378
  Deferred credits                                       248        230
  Minority stockholders' equity in consolidated
    subsidiaries                                          24          1
  Convertible preferred stock                            148        150
  Unearned employee compensation                        (106)      (114)
  UCC stockholders' equity:
    Common stock authorized - 500,000,000 shares
    Common stock issued     - 154,609,669 shares         155        155
    Additional paid-in capital                           355        366
    Equity adjustment from foreign currency
      translation                                        (52)       (84)
    Retained earnings                                  1,207      1,067
                                                       1,665      1,504
    Less: Treasury stock, at cost-6,007,946 shares
                (4,062,189 shares in 1993)               157         76
         Total UCC stockholders' equity                1,508      1,428
         Total liabilities and stockholders' equity   $4,997     $4,689

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 9 should be read in conjunction with this statement.



                UNION CARBIDE CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Millions of dollars
                                              Nine Months ended September 30,
                                                     1994         1993
                                                  Increase (decrease) in
                                                cash and cash equivalents
OPERATIONS
  Income before accounting change                   $ 232        $ 121
  Noncash charges (credits) to net income
    Depreciation and amortization                     203          210
    Deferred income taxes                               7          (35)
    Other noncash charges                              35           47
  Investing credits to net income                     (18)         (42)
  Working capital(a)                                 (236)        (122)
  Long-term assets and liabilities                    109           91
Cash Flow From Operations                             332          270
INVESTING
  Capital expenditures                               (269)        (214)
  Investments                                         (43)         (25)
  Sale of investments                                  87          223
  Sale of fixed and other assets                       47           14
Cash Flow Used for Investing                         (178)          (2)
FINANCING
  Increase (decrease) in short-term debt
    (three months or less)                             65         (256)
  Proceeds from short-term debt                         4            -
  Repayment of short-term debt                          -          (36)
  Proceeds from long-term debt                         17          320
  Repayment of long-term debt                         (33)        (234)
  Issuance of common stock                             59           47
  Repurchase of common stock                         (161)         (32)
  Payments of dividends                               (95)         (91)
  Other                                                 6           (1)
Cash Flow Used for Financing                         (138)        (283)
  Effect of exchange rate changes on cash and
    cash equivalents                                    -           (1)
      Change in cash and cash equivalents              16          (16)
      Cash and cash equivalents beginning-of-period   108          171
Cash and cash equivalents end-of-period             $ 124        $ 155

Cash paid for interest and income taxes
  Interest (net of amount capitalized)              $  75        $  67
  Income taxes                                      $  49        $  39

_____________

(a) Net change in working capital by component (excluding cash and cash equivalents, deferred income taxes and short-term debt):

(Increase) decrease in current assets
  Notes and accounts receivable                 $(214)       $(121)
  Inventories                                     (16)         (15)
  Prepaid expenses                                 (6)          37
Decrease in payables and accruals                   -          (23)
Working capital                                 $(236)       $(122)


The Notes to Condensed Consolidated Financial Statements on Pages 7 through 9 should be read in conjunction with this statement.


                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments consisted of only normal recurring adjustments. The accompanying statements should be read in conjunction with the Notes to Financial Statements of Union Carbide Corporation and Subsidiaries (the corporation) in the 1993 annual report to stockholders. On April 27, 1994, stockholders voted to approve the merger of Union Carbide Corporation (UCC) into Union Carbide Chemicals and Plastics Company Inc. (UCC&P). The merger was effective May 1, 1994. Immediately after the merger, UCC&P had the same consolidated assets, liabilities and stockholders' equity as the corporation. UCC&P has changed its name to Union Carbide Corporation. All references to Union Carbide Corporation, the corporation or UCC after the periods starting May 1, 1994 shall be a reference to the merged company.


2.  Union Carbide Corporation, EniChem SpA, to Form Joint Venture

On August 1, 1994 the corporation and EniChem SpA, Milan, Italy, ("EniChem") jointly announced that they intend to form a 50-50 joint venture to produce and market polyethylene in Europe. The two companies have signed a memorandum of understanding, and are proceeding with negotiation of definitive agreements. They anticipate start up of the venture following European Community approval in early 1995. Under the proposed agreement, the new company will own EniChem's existing polyethylene operations in Italy, France and Germany, EniChem's interest in olefins crackers at Brindisi, Italy and Dunkirk, France, and build a facility at Brindisi utilizing UCC's UNIPOL PE process technology.


3.  UCAR International Inc. Registration Statement

On October 6, 1994 the corporation and Mitsubishi Corporation announced that UCAR International Inc. (UCAR) had filed a registration statement with the U.S. Securities & Exchange Commission (SEC) for an initial public offering of 14.5 million UCAR shares, which would represent about
44 percent of the common stock of UCAR. The corporation and Mitsubishi currently each own 50 percent of UCAR.


4.  Common Stock

On July 27, 1994 the Board of Directors announced that it had authorized the repurchase of an additional 10 million shares of UCC common stock, bringing the total number authorized for repurchase to 20 million. The repurchase program, which began in the first quarter of 1993, is being carried out over an unlimited period in order to minimize future earnings dilution due to common stock requirements under certain employee benefit plans. Through September 30, 1994, the corporation had repurchased 9,413,160 shares at an average effective price of $24.32 per share.



In conjunction with the corporation's common stock buyback program, put options were sold in a series of private placements entitling the holders to sell 4,125,000 shares of common stock to UCC, at specified prices if the holders exercise the options. Since the inception of this program, through September 30, 1994, options representing 3,563,800 common shares expired unexercised and options representing 211,200 shares were exercised at $5,559,425 or $26.32 per share. Options representing 350,000 shares remain outstanding at September 30, 1994. Premiums received on these options reduced the average price of repurchased shares to $24.32 per share from $24.64 per share.


5.  Long-term Debt

The corporation signed two new credit agreements with a group of banks on November 4, 1994 to replace the existing $850 million credit agreement dated as of April 15, 1992 which was reduced to $600 million on August 3, 1993. One of the new agreements provides the corporation with $1 billion in credit over the next five years and the other agreement provides $200 million over the next year.


6.  Commitments and Contingencies

The corporation has three long-term agreements for the purchase of ethylene related products and two agreements for terminal storage from facilities located in the U.S. and Canada. The net present value of the fixed and determinable portion of these obligations at September 30, 1994 totaled $464 million.

The corporation is subject to loss contingencies resulting from environmental laws and regulations, which include obligations to remove or mitigate the effects on the environment of the disposal or release of certain wastes and substances at various sites. The corporation has established accruals for those hazardous waste sites where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the potential assertion of additional claims. The corporation adjusts its accruals as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made, and to reflect new and changing facts.

At September 30, 1994, the corporation had established environmental remediation accruals in the amount of $287 million. Approximately
52 percent of the corporation's environmental accrual at September 30, 1994 pertained to closure and postclosure costs for both operating and closed facilities. In addition, the corporation had environmental loss contingencies of $136 million.

The corporation had additional contingent obligations at September 30, 1994 of $95 million, principally related to guarantees of debt, litigation costs and discounted receivables from customers.



During the first quarter of 1994, the corporation reduced the carrying value of its stock in Union Carbide India Ltd. (UCIL) to zero. During the third quarter of 1994, agreement was reached to sell to McLeod Russel (India), Ltd. the stock of UCIL, pledged to the Bhopal Hospital Trust (the trust), for the equivalent of $90 million. A portion of this will be used by the trust to fund the hospital to be built in Bhopal by the Government, and the remainder will be subject to the attachment by the magistrate in the pending criminal proceedings in Bhopal. See Note 17 of Notes to Financial Statements in the corporation's 1993 Annual Report to Stockholders for information about suits and proceedings arising from or related to the December 3, 1984 methyl isocyanate incident at the plant at Bhopal, India, owned and operated by UCIL.

The corporation provisionally joined a multi-billion dollar silicone breast implant litigation settlement agreement. Union Carbide's contribution to the settlement will be $138 million over the next several years. The corporation has previously taken before-tax charges aggregating $35 million for this litigation. Although insurance coverage is subject to issues as to scope and application of policies, retention limits, exclusions and policy limits, and the insurers have reserved their rights to deny coverage, the corporation believes that after probable insurance recoveries, the settlement will not have a material effect on the company's earnings in the future. The corporation was not a manufacturer of breast implants but did supply generic bulk silicone materials to the industry.

The settlement has been approved by the United States District Court, Northern District of Alabama. A number of appeals have been filed which will delay implementation and might require settlement terms to be reconsidered. Both the corporation and the other companies which are parties to the agreement have the right to withdraw from the settlement if, among other factors, in their individual judgment, there are too few recipients of breast implants covered by the final settlement.

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




              DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION


Overview

The corporation reported third quarter, 1994 net income available to common stockholders of $94 million, or $0.61 per share primary ($0.57 per share fully
diluted).   For the first nine months of 1994 net income available to common stockholders was $225 million, or $1.44 per share primary ($1.35 per share fully diluted).

For the corresponding quarter in 1993 the corporation reported earnings of
$36 million, or $0.23 per share primary ($0.22 per share fully diluted).   For
the first nine months of 1993 the corporation had net income available to common shareholders of $17 million, or $0.10 per share primary, which included a noncash after-tax charge of $97 million, or $0.64 per share primary, for the adoption of FAS 112, "Employers' Accounting for Postemployment Benefits." Excluding the accounting change, net income was $114 million, or $0.74 per share.

The earnings improvement quarter to quarter resulted from increased volumes for the corporation's key products, and strengthening prices toward the end of the third quarter of 1994, especially for commodity polyolefins and ethylene glycol. Also contributing to improved earnings were lower overhead costs and the results from its joint ventures and partnerships. The corporation expects margins to improve in the fourth quarter of 1994, with price increases offsetting any increase in raw material costs.


Results of Operations

Sales increased 11 percent in the third quarter of 1994 over the same period in 1993, while remaining virtually flat on a nine month year-to-year basis. Excluding the OrganoSilicon (OSi) specialty chemicals business, sold in July, 1993 from the nine month period, sales rose five percent as volumes for the corporation's key products improved.

The corporation's variable margin for the third quarter of 1994 increased slightly to 44.9 percent, from 44.6 percent in the third quarter of 1993 due to increased volumes. For the first nine months of 1994 and 1993 variable margin ran at 45.6 percent. Excluding the higher margin OSi products from the nine month 1993 totals, variable margin was 44.8 percent. Gross margin for the third quarter of 1994 improved to 23.9 percent from 21.3 percent in the third quarter of 1993. For the nine month period ending September 30, 1994 gross margin was 23.6 percent versus 22.9 percent in the same period last year. During the comparable three month and nine month periods, sales and volumes increased while manufacturing and distribution period costs decreased slightly. When excluding the OSi business for 1993, gross margin was
22.1 percent for the first nine months. Selling, administration and other expenses continued to fall over comparable periods, even after considering the absence of the OSi business.



Partnership income doubled in the third quarter of 1994 over the same period in 1993; on a comparable nine month basis it was 81 percent ahead of 1993's pace. In the first nine months of 1994 the corporation recorded the following items within other expense (income) - net: a $24 million charge for the write-off of its investment in India and associated costs; a $12 million charge on the proposed sale of the corporation's uranium mill and certain uranium mines to Energy Fuels, Ltd.; and a $24 million gain on the sale of its preferred stock investment in OSi Specialties, Inc.

Interest expense is higher in 1994 than in the comparable periods of 1993 due to rising interest rates. The corporation expects its level of interest expense in the fourth quarter of 1994 to remain at approximately the same level as in the third quarter. In addition, interest expense was lower in 1993 due to benefits received from lower interest rates associated with financial instruments used as hedges to manage exposure to financial market risk.

Earnings from the corporation's investments carried at equity continued to show strong improvement on a comparative basis for the quarter and first nine months of 1994, with UCAR International Inc. (UCAR) being the major contributor. On October 6, 1994, UCAR filed a registration statement with the SEC for an initial public offering of 44 percent of its common stock. The proposed initial public offering represents one alternative being considered to realize value from the corporation's investment. If a divestment alternative is effected, it is anticipated that the corporation would thereafter own 28 percent or less of the outstanding common stock of UCAR.

The corporation regularly reviews its assets with the objective of maximizing the deployment of resources in core operations. In this regard, UCC continues to consider strategies and/or transactions with respect to certain noncore assets and other assets not essential to the operation of the business which, if implemented, could result in material nonrecurring gains or losses.

Estimates of future expenses related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, and of future capital expenditures relating to environmental protection, have not changed materially since December 31, 1993. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the potential assertion of additional claims.

The corporation has provisionally joined the multi-billion dollar silicone breast implant litigation settlement agreement. This litigation is discussed in more detail in the "Commitments and Contingencies" footnote to the financial statements on pages 8 and 9 of this report on Form 10-Q.

Financial Condition - September 30, 1994

Cash flow from operations increased by $62 million during the first nine months of 1994 compared to the same period in 1993 due to improved operating results and a $42 million dividend from UCAR. The earnings improvement resulted from increased sales volumes for key products, lower manufacturing and distribution period costs and lower overhead costs.



The corporation used $178 million for investing purposes during the first nine months of 1994 as opposed to $2 million during the same period in 1993. The primary difference between the two periods was the receipt of $220 million from the sale of the OrganoSilicon (OSi) business in July, 1993. The sale of the corporation's remaining investment in OSi, during 1994, provided
$86 million in proceeds.

During 1994 capital spending increased by $55 million over 1993, primarily on new projects, including the UNIPOL II unit at the Star, LA plant and the butanol unit at Taft, LA. The corporation's investments included the purchase of an interest in a Brazilian ethylene company. Sale of fixed and other assets for 1994 included divestiture of the corporation's electronic materials business and its interest in a Zimbabwe mining and smelting operation.

On August 1, 1994 the corporation and EniChem SpA jointly announced their intention to form a joint venture to produce and market polyethylene in Europe. The corporation expects its cash investment, which is expected to take place in early 1995, to total approximately $200 million, financed through operations and short-term borrowings.

Cash flow used for financing was $138 million in 1994 compared to $283 million during the first nine months of 1993. During 1994, the corporation repurchased $161 million in common stock and redeemed its 5.3 percent sinking fund debentures due 1997 for $26 million. These actions were financed through operations and an increase in short term borrowings. In 1993, the corporation redeemed for cash $12 million in senior debentures and $84 million of the outstanding $345 million 7.5 percent convertible debentures, of which the remaining $261 million was converted to common stock. The 1993 redemptions were refinanced through a two-part public debt offering totaling $300 million.

During the first half of 1994, the corporation terminated substantially all of its financial instruments used as hedges to manage exposure to financial market risk caused by interest rate fluctuations. A net charge of $19 million ($13 million after tax) resulting from such terminations was deferred and is being amortized to interest expense over the remaining terms of the underlying instruments, which had various maturity dates through the year 2002. The corporation also unwound its positions in financial instruments which were designed to reduce earnings fluctuations due to business conditions. During the first half of 1994, the corporation recorded a net charge of $4 million after tax relating to these activities.

The corporation's ratio of debt to capital decreased to 39.9 percent at September 30, 1994 from 40.3 percent at December 31, 1993. At September 30, 1994 there were no outstanding borrowings under the existing major bank credit agreement of $600 million. On November 4, 1994 the corporation signed two new credit agreements with a group of banks to replace the existing credit agreement. One of the new agreements provides the corporation with $1 billion in credit over the next five years and the other agreement provides $200 million over the next year.

Cash dividends to UCC common stockholders through September 30, 1994 amounted to $85 million.



                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

See Note 6 to the corporation's consolidated financial statements on page 8 and 9 of this 10-Q Report.

As reported in the corporation's Form 10-K for the period ended December 31, 1993, on November 19, 1993, the U.S. Environmental Protection Agency ("EPA") issued an administrative complaint to the corporation alleging violations of the federal Clean Air Act at the Texas City, Texas plant. The complaint sought a civil penalty of $194,550. On October 13, 1994, the corporation and EPA reached a settlement of this matter pursuant to which the corporation agreed to pay a penalty of $55,500.



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.
              The following exhibits are filed as part of this report:
                  11  -  Computation of Earnings Per Share.
                  27  -  Financial Data Schedule.

         (b) The corporation's Form 8-K dated August 3, 1994 reported the joint announcement by the corporation and EniChem SpA of their intention to form a joint venture to produce and market polyethylene in Europe.








                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            UNION CARBIDE CORPORATION
                                  (Registrant)




Date:  November 10, 1994                     By:        JOHN K. WULFF
                                                        John K. Wulff
                                                 Vice-President, Controller
                                                  and Principal Accounting
                                                           Officer



                                  EXHIBIT INDEX



Exhibit                                                             Page
  No.                             Exhibit                            No.

  11        Computation of Earnings Per Share                        16

  27        Financial Data Schedule                                  17