Form 10-K405
period 1994-12-31
UNION CARBIDE CORP /NEW/
filed 1995-03-10
CIK 100790

Securities and Exchange Commission, Washington, D.C. 20549

      Annual Report on Form 10-K for the year ended December 31, 1994. Filed pursuant to Section 13 of the Securities Exchange Act of 1934.
                      Commission file number 1-1463

                        Union Carbide Corporation
                               1994 10-K


Union Carbide Corporation              Tel. (203) 794-2000
39 Old Ridgebury Road                  State of incorporation: New York
Danbury, Connecticut 06817-0001        IRS identification number: 13-1421730


Securities registered pursuant to Section 12(b) of the Act:

Class of security:                     Registered on:

Common Stock ($1 par value)            New York Stock Exchange
                                       Chicago Stock Exchange, Incorporated
                                       The Pacific Stock Exchange Incorporated

Share Purchase Rights Plan             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                                          NONE

At February 28, 1995, 137,261,112 shares of common stock were outstanding. Non-affiliates held 136,509,114 of those shares, of which the aggregate market value was $3.908 billion.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 ("the Act") during the preceding 12 months, and (2) has been subject to
such filing requirements for the past 90 days. Yes X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Documents incorporated by reference:

Annual report to stockholders for the year ended December 31, 1994 (Parts I and II)

Proxy statement for the annual meeting of stockholders to be held on April 26, 1995 (Part III)


                              Table of Contents

Part I
Item 1:  Business                                                            1
Item 2:  Properties                                                          3
Item 3:  Legal Proceedings                                                   5
Item 4:  Submission of Matters to a Vote of Security Holders                 5

Part II
Item 5:  Market for Registrant's Common Equity and Related
           Stockholder Matters                                               6
Item 6:  Selected Financial Data                                             6
Item 7:  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             6
Item 8:  Financial Statements and Supplementary Data                         6
Item 9:  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                              6

Part III
Item 10:  Directors and Executive Officers of the Registrant                 7
Item 11:  Executive Compensation                                             9
Item 12:  Security Ownership of Certain Beneficial Owners and Management     9
Item 13:  Certain Relationships and Related Transactions                     9

Part IV
Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K  10
Signatures                                                                  13
Exhibit Index                                                               14


DEFINITION OF TERMS
See the inside back cover page of the annual report to stockholders. Terms defined there are used herein.



                                          Part I

Item 1. Business

General-See inside front cover and pages 8 and 9 of the 1994 annual report to stockholders for information about Union Carbide's business.

On April 27, 1994, stockholders voted to approve the merger of Union Carbide Corporation (UCC) into Union Carbide Chemicals and Plastics Company Inc. (UCC&P). The merger was effective May 1, 1994. Immediately after the merger, UCC&P had the same consolidated assets, liabilities and stockholders' equity as UCC. UCC&P has changed its name to Union Carbide Corporation. All references to Union Carbide Corporation, the corporation or UCC after the periods starting May 1, 1994, are a reference to the merged company.

Union Carbide is engaged in the chemicals and plastics business. The chemicals and plastics industry, especially the commodity sector, is highly cyclical. Union Carbide is a major producer of certain commodity chemicals, principally ethylene glycol and polyethylene. Consequently, Union Carbide's results are subject to the swings of the cycle in those basic chemicals. See pages 4 through 7 of the 1994 annual report to stockholders for a further discussion.

Union Carbide does not produce against a backlog of firm orders; production is geared primarily to the level of incoming orders and to projections of future demand. Inventories of finished products, work in process and raw materials are maintained to meet delivery requirements of customers and Union Carbide's production schedules.

At year-end 1994, 12,004 people were employed worldwide in approximately 40 plants, factories and laboratories around the world.

Raw Materials, Products and Markets-See information herein and in the 1994 annual report to stockholders on pages 8 and 9. Unless otherwise indicated, the products of Union Carbide are sold principally by its own sales force, directly to customers.

Union Carbide believes it has contracts or commitments for, or readily available sources of, hydrocarbon feedstocks and fuel supplies to meet its anticipated needs in all major product areas. The corporation's operations are dependent upon the availability of hydrocarbon feedstocks and fuels which are purchased from diverse domestic and international sources, including independent oil and gas producers as well as integrated oil companies.

The availability and price of hydrocarbon feedstocks, energy and finished products are subject to plant interruptions and outages and to market and political conditions in the U.S. and elsewhere. Operations and products at times may be adversely affected by legislation, government regulations, shortages, or international or domestic events.

Union Carbide is not dependent to a significant extent upon a single customer or a few customers.

Patents; Trademarks; Research and Development-Union Carbide owns a large number of United States and foreign patents that relate to a wide variety of products and processes, has pending a substantial number of patent applications throughout the world, and is licensed under a number of patents. These patents expire at various times over the next 20 years. Such patents and patent applications in the aggregate are material to Union Carbide's competitive position. No one patent is considered to be material; however, the patent portfolio relating to the UNIPOL polyethylene process technology is, in the aggregate, considered to be material. Union Carbide also has a large number of trademarks. The UNION CARBIDE, UCAR and UNIPOL trademarks are material; no other single trademark is material.

Essentially all of Union Carbide's research and development activities are company-sponsored. The principal research and development facilities of Union Carbide are indicated in the discussion of Properties (Item 2) of this Form 10-K report. In addition to the facilities specifically indicated there, product development and process technology laboratories are maintained at some plants. Union Carbide spent $136 million in 1994, $139 million in 1993 and $155 million in 1992 on company-sponsored research activities to develop new products, processes, or services, or to improve existing ones.

Environment-See Costs Relating to Protection of the Environment on pages 14 and 15 of the 1994 annual report to stockholders and Note 16 on pages 35 and 36 thereof.

Insurance-Union Carbide's policy is to obtain public liability insurance coverage at terms and conditions and a price that management considers fair and reasonable. Union Carbide's management believes Union Carbide has public liability insurance in an amount sufficient to meet its current needs in light of pending, threatened, and future litigation and claims. There is no assurance, however, that Union Carbide will not incur losses beyond the limits, or outside the coverage, of its insurance. Such insurance is subject to substantial deductibles.

Competition-Each of the major products and services areas in which Union Carbide participates is highly competitive. In some instances competition comes from manufacturers of the same products as those produced by Union Carbide and in other cases from manufacturers of different products which may serve the same markets as those served by Union Carbide's products. Some of Union Carbide's competitors, such as companies principally engaged in petroleum operations, have more direct access to hydrocarbon feedstocks, and some have greater financial resources than Union Carbide.

There are a number of competitors in each of the products and services areas in which Union Carbide is active. In some of the individual areas in which Union Carbide participates there are many competitors; in others there are few. Competition is primarily on price, on product performance and on service to customers.

- - Many producers have important industry positions in polyethylene, and Union Carbide is one of the world's largest producers. Other significant producers are Dow Chemical Company, Chevron Corporation, Exxon Corporation, Mobil Corporation, Novacor Chemicals Ltd, Quantum Chemicals Corporation, Occidental Petroleum Corporation, Phillips Petroleum Company, Saudi Basic Industries Corporation and The British Petroleum Company p.l.c.

- - Union Carbide is the world's largest producer of ethylene oxide/glycol and derivatives. Other significant producers include Shell Oil Company, Dow Chemical Company, BASF Aktiengesellschaft, The British Petroleum Company p.l.c., Huntsman Corporation, ICI p.l.c., Occidental Petroleum Corporation, Hoechst Celanese Corporation, and Saudi Basic Industries Corporation.

- - In solvents and intermediates and emulsion systems, Union Carbide has a significant position in many product areas. Other significant producers include Air Products and Chemicals, Inc., Hoechst Celanese Corporation, Rohm & Haas Company, Eastman Chemical Company, Shell Oil Company, Exxon Corporation, BASF Aktiengesellschaft and Quantum Chemicals Corporation.

- - Union Carbide participates in a wide range of specialty chemical product/market areas. The competitive position varies widely from one product/market area to another. Competitors include a number of domestic and foreign companies, both diversified and specialized.

Union Carbide is a major marketer of petrochemical products throughout the world. Products that the corporation markets are largely produced in the United States, while competitive products are produced throughout the world. In addition, the corporation plans to make significant investments in joint ventures in 1995. See pages 4 through 7 of the 1994 annual report to stockholders for a further discussion.

Union Carbide's international operations face competition from local producers and global competitors and a number of other risks inherent in carrying on business outside the United States, including risks of nationalization, expropriation, restrictive action by local governments and changes in currency exchange rates.


Item 2. Properties

In management's opinion, current facilities, together with planned expansions, will provide adequate production capacity to meet Union Carbide's planned business activities. Capital expenditures are discussed on pages 17 and 19 of the 1994 annual report to stockholders.

Listed below are the principal manufacturing facilities operated by Union Carbide worldwide. Research and engineering facilities are noted. Most of the domestic properties are owned in fee. Union Carbide maintains numerous domestic sales offices and warehouses, substantially all of which are leased premises under relatively short-term leases. All principal international operations manufacturing properties are owned or held under long-term leases. International operations administrative offices, technical service laboratories, sales offices and warehouses are owned in some instances and held under relatively short-term leases in other instances. The corporation's headquarters are located in Danbury, Connecticut, and are leased.

Principal domestic operations manufacturing facilities and the principal products manufactured there are as follows:

Location               City              Principal Product(s)

California             Torrance           Latexes
Georgia                Tucker             Latexes
Illinois               Alsip              Latexes
Kentucky               Henderson          Dielectric fluid
Louisiana              Greensburg         Hydroxyethyl cellulose derivatives
Louisiana              Taft               Acrolein and derivatives, acrylic
                                          monomers, caprolacetone, uv-curing,
                                          cycloaliphatic epoxides, ethylene
                                          oxide and glycol, glycol ethers,
                                          olefins, ethyleneamines
Louisiana              Taft (Star Plant)  Polyethylene
New Jersey             Bound Brook        Coatings resins, polyethylene
                                          compounding, recycled plastics
New Jersey             Edison             Lanolin derivatives
New Jersey             Somerset           Latexes
New York               Mamaroneck         Lanolin derivatives
Puerto Rico            Bayamon            Latexes
Texas                  Garland            Latexes
Texas                  Seadrift           Ethanolamines, ethylene oxide and
                                          glycol, glycol ethers, olefins,
                                          polyethylene, polypropylene,
                                          TERGITOL surfactants
Texas                  Texas City         Olefins, organic acids and esters,
                                          alcohols, TERGITOL surfactants,
                                          vinyl acetate, coatings resins
Washington             Washougal          Crystal products
West Virginia          Institute          Caprolacetone derivatives, CARBOWAX
                                          polyethylene glycol, hydroxyethyl
                                          cellulose, POLYOX polyethylene
                                          oxide, ketones, TRITON and TERGITOL
                                          surfactants, ethylidene norbornene
West Virginia          South Charleston   Alkyl alkanolamines, brake fluids,
                                          miscellaneous specialty products,
                                          UCON fluids, TRITON surfactants



Research and development are carried on at technical centers in Bound Brook, Edison and Somerset, New Jersey; Tarrytown, New York; Cary, North Carolina; Washougal, Washington; and South Charleston, West Virginia. Process and design engineering is conducted at the technical center in South Charleston, West Virginia, in support of domestic and foreign projects.

Principal international operations manufacturing facilities and the principal products manufactured there are as follows:

Country                      City                       Principal Product(s)

Belgium                      Antwerp                    Hydroxyethyl cellulose
Belgium                      Vilvoorde                  Lanolin derivatives
Brazil                       Aratu                      Hydroxyethyl cellulose
Brazil                       Cubatao                    Polyethylene
Canada                       Boucherville               Molded polyethylene
                                                        products
Canada                       Prentiss                   Ethylene glycol
Dubai, UAE                   Jebel Ali Free Trade Zone  Latex
Ecuador                      Guayaquil                  Latex, coatings resins
Indonesia                    Jakarta                    Latex
Malaysia                     Seremban                   Latex
People's Republic of China   Guangdong Province         Latex
Philippines                  Batangas                   Latex
Sri Lanka                    Ekala                      Latex
Thailand                     Nonthaburi                 Latex

Research and development are carried on at international operations facilities in Antwerp, Belgium; Montreal East, Canada; Cubatao, Brazil; Versoix, Switzerland; and Jurong, Singapore.


Item 3. Legal Proceedings

See Note 16 of Notes to Financial Statements on pages 35 and 36 of the 1994 annual report to stockholders.

On September 28, 1993, the U.S. Environmental Protection Agency (EPA) announced the service of an administrative complaint on Rhone-Poulenc Ag Company (R-P) alleging violations of the Resource Conservation and Recovery Act with respect to operation of the hazardous waste boiler at Institute, West Virginia. The complaint seeks to assess a civil penalty of $915,125 against R-
P. If the complaint is sustained, under an agreement between R-P and the corporation, the corporation may be required to indemnify R-P for a portion of any penalty ultimately paid by R-P.

On February 23, 1994, the EPA issued a complaint and compliance order to the corporation alleging violations of Federal Hazardous Waste Regulations at the South Charleston, West Virginia, plant. The complaint seeks a civil penalty of $320,300. The corporation is contesting the alleged violations and proposed penalty.

On March 31, 1994, the EPA issued an administrative Complaint, Compliance Order and Notice of Opportunity for Hearing to the corporation alleging violations of the Resource Conservation and Recovery Act, as amended, and the Texas Solid Waste Disposal Act at the corporation's Texas City, Texas, plant. EPA proposes to assess a civil penalty of $139,000. The corporation has requested a hearing and is contesting the alleged violations and proposed penalty.

On February 14, 1995, the EPA issued a complaint to the corporation alleging violations of the Federal Insecticide, Fungicide, and Rodenticide Act with a proposed civil penalty of $400,000. This matter concerns a discontinued medical instrument sterilant. The corporation voluntarily requested cancellation of its pesticide registration.

As reported in the corporation's Form 10-K for the period ended December 31, 1993, the EPA issued an administrative complaint to the corporation on November 19, 1993, alleging violations of the Federal Clean Air Act at the Texas City, Texas, plant. The complaint sought a civil penalty of $194,550. On October 13, 1994, the corporation and EPA reached a settlement of this matter pursuant to which the corporation agreed to pay a penalty of $57,500.


Item 4. Submission of Matters to a Vote of Security Holders

The corporation did not submit any matters to a stockholder vote during the last quarter of 1994.


                                         Part II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market and dividend information for the corporation's common stock is contained on pages 18 and 19 of the 1994 annual report to stockholders. The stock exchanges where the stock is traded are listed on page 38 of the 1994 annual report to stockholders. The declaration of dividends is a business decision made from time to time by the Board of Directors based on the corporation's earnings and financial condition and other factors the Board considers relevant.

The number of stockholders of record of the corporation's common stock is contained on page 1 of the 1994 annual report to stockholders.

Item 6. Selected Financial Data

Information pertaining to consolidated operations is included under the captions "From the Income Statement," and "From the Balance Sheet (At Year-
End)", and dividend information is included under the caption "Other Data" in the Selected Financial Data on page 19 of the 1994 annual report to stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

See the information covered in the 1994 annual report to stockholders on pages 11 through 17.

Item 8. Financial Statements and Supplementary Data

The consolidated balance sheet of Union Carbide Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, together with the report thereon of KPMG Peat Marwick LLP dated January 19, 1995, are contained on pages 20 through 37 of the 1994 annual report to stockholders.

Quarterly income statement data is contained on page 18 of the 1994 annual report to stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Union Carbide has not had any disagreements covered by this item with KPMG Peat Marwick LLP, its independent auditors.


                                         Part III


Item 10. Directors and Executive Officers of the Registrant

For background information on the Directors of Union Carbide Corporation whose terms are expected to continue after the annual meeting of stockholders and persons nominated to become Directors, see pages 9 through 13 of the proxy statement for the annual meeting of stockholders to be held on April 26, 1995.
C. Peter McColough, age 72, who has been a director of the corporation since 1979, will not stand for reelection at the annual meeting of stockholders and will cease to be a director at that time.

The principal executive officers of the corporation are as follows. Data is as of March 9, 1995.


Name                  Age   Position                                   Year
                                                                       First
                                                                       Elected

Robert D. Kennedy      62   Chairman of the Board and
                              Chief Executive Officer                  1986
William H. Joyce       59   President and Chief Operating Officer      1993
Joseph S. Byck         53   Vice-President                             1991
James F. Flynn         52   Vice-President                             1993
Joseph E. Geoghan      57   Vice-President, General Counsel and
                              Secretary                                1987
Thomas D. Jones        60   Vice-President and Treasurer               1993
Malcolm A. Kessinger   51   Vice-President                             1991
Lee P. McMaster        52   Vice-President                             1993
Gilbert E. Playford    47   Vice-President and Principal Financial
                              Officer                                  1991
Joseph C. Soviero      56   Vice-President                             1993
Roger B. Staub         60   Vice-President                             1993
Ronald Van Mynen       57   Vice-President, Health, Safety and
                              Environment                              1992
Philip T. Wright       63   Vice-President                             1995
John K. Wulff          46   Vice-President, Controller and Principal
                              Accounting Officer                       1988




There are no family relationships between any officers or directors of the corporation. There is no arrangement or understanding between any officer and any other person pursuant to which the officer was elected an officer. An officer is elected by the Board of Directors to serve until the next annual meeting of stockholders and until his successor is elected and qualified.

The table on the next page gives a summary of the positions held during at least the past five years by each officer. Each of the officers has been employed by the corporation or a subsidiary of the corporation for the past five years.


Name                  Position                                 Years Held

Robert D. Kennedy     Chairman of the Board and Chief
                        Executive Officer                      1990 to present
                      Chairman of the Board, President and
                        Chief Executive Officer                1986 to 1990

William H. Joyce      President and Chief Operating Officer    1993 to present
                      Executive Vice-President                 1991 to 1993
                      President, Union Carbide Chemicals
                        and Plastics Company Inc.              1993 to 1994
                      Executive Vice-President, Union Carbide
                        Chemicals and Plastics Company Inc.    1990 to 1993
                      Vice-President                           1990 to 1991
                      Vice-President, Union Carbide Chemicals
                        and Plastics Company Inc.              1989 to 1990
                      President, Polyolefins Division          1985 to 1990

Joseph S. Byck        Vice-President                           1991 to present
                      Vice-President, Union Carbide Chemicals
                        and Plastics Company Inc.              1991 to 1994
                      Vice-President, Business Development and
                        Planning, Union Carbide Chemicals and
                        Plastics Company Inc.                  1989 to 1991

James F. Flynn        Vice-President                           1993 to present
                      Vice-President, General Manager
                      Solvents & Coatings Materials Division   1989 to 1993

Joseph E. Geoghan     Vice-President, General Counsel and
                        Secretary                              1990 to present
                      Vice-President and General Counsel       1987 to 1990

Thomas D. Jones       Vice-President and Treasurer             1993 to present
                      Vice-President, Treasurer and Principal
                        Financial Officer, Union Carbide
                        Chemicals and Plastics Company Inc.    1992 to 1994
                      Associate Treasurer                      1992 to 1993
                      Assistant Treasurer                      1987 to 1992

Malcolm A. Kessinger  Vice-President                           1991 to present
                      Vice-President, Human Resources,
                        Union Carbide Chemicals and Plastics
                        Company Inc.                           1990 to 1994
                      Corporate Director of Human Resources    1986 to 1990

Lee P. McMaster       Vice-President                           1993 to present
                      President, Industrial Chemicals Division 1992 to 1993
                      Vice-President, General Manager,
                        Polyolefins Division                   1989 to 1992

Gilbert E. Playford   Vice-President and Principal Financial
                        Officer                                1993 to present
                      Vice-President, Treasurer and Principal
                        Financial Officer                      1992 to 1993
                      Vice-President                           1991 to 1992
                      Vice-President, Corporate Holdings       1991
                      Vice-President                           1989 to 1991

Joseph C. Soviero     Vice-President                           1993 to present
                      President, Specialty Chemicals Division  1983 to 1993

Roger B. Staub        Vice-President                           1993 to present
                      President, Polyolefins Division          1990 to 1993
                      Vice-President, General Manager,
                      Polyolefins Division                     1988 to 1990

Ronald Van Mynen      Vice-President, Health, Safety and
                        Environment                            1992 to present
                      Vice-President, Health, Safety and
                        Environmental Affairs, Union Carbide
                        Chemicals and Plastics Company Inc.    1985 to 1994

Philip T. Wright      Vice-President                           1995 to present
                      Group Vice-President, Union Carbide
                       Chemicals and Plastics Company Inc.     1990 to 1994
                      Vice-President, Union Carbide Chemicals
                       and Plastics Company Inc.               1989 to 1990

John K. Wulff         Vice-President, Controller and
                        Principal Accounting Officer           1989 to present



Item 11. Executive Compensation

See pages 22 through 24 of the proxy statement for the annual meeting of stockholders to be held on April 26, 1995.


Item 12. Security Ownership of Certain Beneficial Owners and Management

See pages 25 and 26 of the proxy statement for the annual meeting of stockholders to be held on April 26, 1995.


Item 13. Certain Relationships and Related Transactions

No reportable transactions in 1994.




                                         Part IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

UNION CARBIDE CORPORATION

(a)  The following documents are filed as part of this report:

     1. The consolidated financial statements set forth on pages 20 through 36 and the Independent Auditors' Report set forth on page 37 of the 1994 annual report to stockholders are incorporated by reference in this Form 10-K Annual Report.

     2. The Report on Schedule of KPMG Peat Marwick LLP appears on page 11 of this Form 10-K Annual Report.

     3. The following schedule should be read in conjunction with the consolidated financial statements incorporated by reference in Item 8 of this Form 10-K Annual Report. Schedules other than those listed have been omitted because they are not applicable.


                                                                Page in this
                                                              Form 10-K Report

         Valuation and Qualifying Accounts (Schedule VIII),
         three years ended December 31, 1994                         12


(b) The corporation's Form 8-K dated November 16, 1994 reported the joint announcement by the corporation and Mitsubishi Corporation of Japan of an agreement for the sale of common stock representing 75 percent of UCAR International Inc.'s outstanding shares to a new company formed by Blackstone Capital Partners II Merchant Banking Fund L.P.

(c) Exhibits-See Exhibit Index on pages 14 through 17 for exhibits filed with this Annual Report on Form 10-K.


UOP

(d) Audited financial statements of UOP, with Report of Independent Accountants thereon, appearing on pages 17 through 39 of the Corporation's 1993 Form 10-K, have been filed pursuant to Regulation S-X, Rule 3.09 and are incorporated by reference herein. UOP is a general partnership between EM Sector Holdings Inc. and Catalysts, Adsorbents and Process Systems, Inc., wholly owned subsidiaries of AlliedSignal Inc. and the corporation, respectively.



Report of Independent Auditors


The Board of Directors
Union Carbide Corporation

Under date of January 19, 1995, we reported on the consolidated balance sheets of Union Carbide Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, as contained on pages 20 through 36 in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)3. This financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1993 the company changed its method of accounting for postemployment benefits and in 1992 its methods of accounting for postretirement benefits other than pensions and income taxes.

                                               KPMG Peat Marwick LLP



Stamford, Conn.
January 19, 1995






              Schedule VIII-Valuation and Qualifying Accounts

Union Carbide Corporation and Consolidated Subsidiaries
                                                                   Deductions
                                                             Items determined
                                                         to be uncollectible,
                                             Additions          less recovery
                               Balance at   Charged to             of amounts   Balance at
                                beginning    costs and             previously       end of
                                of period     expenses            written off       period

                                         Millions of dollars, year ended December 31, 1994
Allowance for doubtful accounts       $12           $2                     $3          $11

                                         Millions of dollars, year ended December 31, 1993
Allowance for doubtful accounts       $ 9           $5                     $2          $12

                                         Millions of dollars, year ended December 31, 1992
Allowance for doubtful accounts       $10           $2                     $3          $ 9



                               Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Union Carbide Corporation


March 9, 1995

                                by:  John K. Wulff
                                     Vice-President, Controller and
                                     Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the corporation and in the capacities indicated on March 9, 1995.



Robert D. Kennedy                    John J. Creedon      Ronald L. Kuehn, Jr.
Director, Chairman of the Board      Director             Director
and Chief Executive Officer



William H. Joyce                     C. Fred Fetterolf    C. Peter McColough
Director, President and              Director             Director
Chief Operating Officer





Joseph E. Geoghan                    Rainer E. Gut        Rozanne L. Ridgway
Director, Vice-President,            Director             Director
General Counsel and
Secretary



Gilbert E. Playford                  James M. Hester      William S. Sneath
Vice-President                       Director             Director
and Principal Financial Officer



John K. Wulff                        Vernon E. Jordan, Jr.
Vice-President, Controller and       Director
Principal Accounting Officer




                                      Exhibit Index


Exhibit No.

3.1      Restated Certificate of Incorporation as filed May 2, 1994.

3.2      By-Laws of the Corporation as adopted April 26, 1994.

4.1 Indenture dated as of August 1, 1992, among UCC&P, the Corporation and Chemical Bank, Trustee, for debt securities issued and that may be issued (See Exhibit 4.1.1 of the Corporation's Form S-3 filed on December 9, 1992, File No. 33-55560).

4.2 The Corporation will furnish to the Commission upon request any other debt instrument referred to in item 601(b)(4)(iii)(A) of Regulation S-K.

4.3 Rights Agreement, dated as of July 26, 1989, as amended and restated as of May 27, 1992, between the Corporation and Chemical Bank (successor to Manufacturers Hanover Trust Company), as Rights Agent (See Exhibit 4(a) of the Corporation's Form 8 filed June 1, 1992).

7 Opinion of Kelley Drye & Warren regarding liquidation preference, dated February 11, 1993 (See Exhibit 7 of the Corporation's 1992 10-K).

10.1.1 Credit Agreement ($1,000,000,000) dated as of November 4, 1994, among the Corporation, the banks listed therein, the co-agents listed therein, Morgan Guaranty Trust Company of New York, as documentation agent, and Chemical Bank, as administrative agent and auction agent.

10.1.2 Credit Agreement ($200,000,000) dated as of November 4, 1994, among the Corporation, the banks listed therein, the co-agents listed therein, Morgan Guaranty Trust Company of New York, as documentation agent, and Chemical Bank, as administrative agent and auction agent.

10.2 Indemnity Agreement dated as of July 25, 1986, between the Corporation and Robert D. Kennedy. The Indemnity Agreement filed with the Commission is substantially identical in all material respects, except as to the parties thereto and dates thereof, with Indemnity Agreements between the Corporation and each other person who is a director or officer of the Corporation (See Exhibit 10.2 of the Corporation's 1992 Form 10-K).

10.3 Agreement, dated as of October 2, 1986, among UCC&P, GAF Corporation, GAF Chemicals Corporation, Jay & Company, Inc., Mayfair Investments, Inc. and Samuel J. Heyman (See Exhibit 10.3 of the Corporation's 1992 Form 10-K).

10.4 Transfer Agreement dated as of January 1, 1989, between UCC&P and Praxair, Inc. ("Praxair") (formerly named "Union Carbide Industrial Gases Inc."), as amended (See Exhibits 10.06, 10.07, 10.08 and 10.09 of Praxair's Form 10 dated March 10, 1992, as amended by Form 8s dated May 22, 1992, June 9, 1992 and June 12, 1992 ("Praxair Form 10")).

10.5 Transfer Agreement dated as of January 1, 1989, between UCC&P and Union Carbide Coatings Service Corporation ("UCCS"), as amended (See Exhibits 10.14, 10.15 and 10.16 of Praxair Form 10).

10.6 Amended and Restated Realignment Indemnification Agreement dated as of June 4, 1992, among the Corporation, UCC&P, Praxair, UCAR Carbon Company Inc. ("UCAR") and UCCS (See Exhibit 10.23 of Praxair
         Form 10).

10.7 Environmental Management, Services and Liabilities Allocation Agreement dated as of January 1, 1990, among the Corporation, UCC&P, UCAR, Praxair, and UCCS, as amended (See Exhibits 10.13 and 10.22 of Praxair Form 10).

10.8.1 Danbury Lease Agreements dated as of January 1, 1989, between UCC&P and Praxair, as amended (See Exhibit 10.26 of Praxair Form 10).

10.8.2 Fourth Amendment to Carbide Center Lease between UCC&P and Praxair dated July 1, 1992 (See Exhibit 10.14b of Praxair's 1993 Form 10-K).

10.8.3 Fifth Amendment to Carbide Center Lease between the Corporation and Praxair dated June 30, 1994.

10.8.4 Second Amendment to Linde Data Center Lease between UCC&P and Praxair dated July 2, 1992 (See Exhibit 10.14a of Praxair's 1993 Form 10K).

10.8.5 Third Amendment to Linde Data Center Lease between the Corporation and Praxair dated June 30, 1994.

10.9.1 Tax Disaffiliation Agreement dated as of June 4, 1992, between the Corporation and Praxair (See Exhibit 10.20 of Praxair Form 10).

10.9.2 Tax Settlement Agreement dated as of May 31, 1994, between the Corporation and Praxair.

10.10.1 Employee Benefits Agreement dated as of June 4, 1992, between the Corporation and Praxair (See Exhibit 10.25 of Praxair Form 10).

10.10.2 First Amendatory Agreement to the Employee Benefits Agreement dated May 31, 1994.

10.11.1 Danbury Lease-Related Services Agreement dated as of June 4, 1992, among the Corporation, UCC&P and Praxair (See Exhibit 10.24 of Praxair Form 10).

10.11.2 First Amendment to Danbury Lease Related Services Agreement dated June 30, 1994.

10.12 Additional Provisions Agreement dated as of June 4, 1992, between the Corporation, UCC&P, Praxair and UCCS (See Exhibit 10.21 of Praxair Form 10).

10.13.1* 1984 Union Carbide Stock Option Plan (See Exhibit 10.7.1 of the
         Corporation's 1991 Form 10-K).

10.13.2* Resolutions adopted by the Board of Directors of the Corporation on January 22, 1986, with respect to the 1984 Union Carbide Stock Option Plan (See Exhibit 10.7.2 of the Corporation's 1991 Form 10-K).

10.13.3* Resolutions adopted by the Board of Directors of the Corporation on April 17, 1986, with respect to the 1984 Union Carbide Stock Option Plan (See Exhibit 10.7.3 of the Corporation's 1991 Form 10-K).

10.13.4* Amendment to the 1984 Union Carbide Stock Option Plan effective
         June 1, 1989.

10.14.1* 1988 Union Carbide Long-Term Incentive Plan (See Exhibit 10.14.1 of the Corporation's 1993 Form 10-K).

10.14.2* Amendment to the 1988 Union Carbide Long-Term Incentive Plan effective June 1, 1989.

10.14.3 Amendment to the 1988 Union Carbide Long-Term Incentive Plan effective August 1, 1989.

10.14.4 Resolutions adopted by the Board of Directors of the Corporation on February 26, 1992, with respect to stock options granted under the 1984 Union Carbide Stock Option Plan and the 1988 Union Carbide Long-Term Incentive Plan (See Exhibit 10.14.4 of the Corporation's 1992 Form 10-K).

10.14.5 Resolutions adopted by the Compensation and Management Development Committee of the Board of Directors of the Corporation on June 30, 1992, with respect to stock options granted under the 1984 Union Carbide Stock Option Plan and the 1988 Union Carbide Long-Term Incentive Plan (See Exhibit 10.14.5 of the Corporation's 1992
         Form 10-K).

10.15.1* 1983 Union Carbide Bonus Deferral Program (See Exhibit 10.8.1 of the
         Corporation's 1991 Form 10-K).

10.15.2 Amendment to the 1983 Union Carbide Bonus Deferral Program effective January 1, 1992 (See Exhibit 10.15.2 of the Corporation's 1992
         Form 10-K).

10.16.1* 1984 Union Carbide Cash Bonus Deferral Program (See Exhibit 10.9.1 of the Corporation's 1991 Form 10-K).

10.16.2* Amendment to the 1984 Union Carbide Cash Bonus Deferral Program effective January 1, 1986 (See Exhibit 10.9.2 of the Corporation's 1991 Form 10-K).

10.16.3 Amendment to the 1984 Union Carbide Cash Bonus Deferral Program effective January 1, 1992 (See Exhibit 10.16.3 of the Corporation's 1992 Form 10-K).

10.17.1* Grantor Trust Agreement for the Equalization Benefit Plan for
         Participants of the Retirement Program Plan for Employees of Union Carbide Corporation and its Participating Subsidiary Companies and the Supplemental Retirement Income Plan (See Exhibit 10.10.1 of the Corporation's 1991 Form 10-K).

10.17.2* Amendment to Grantor Trust Agreement for the Equalization Benefit
         Plan for Participants of the Retirement Program Plan for Employees of Union Carbide Corporation and its Participating Subsidiary Companies and the Supplemental Retirement Income Plan (See Exhibit 10.17.2 of the Corporation's 1993 Form 10-K).

10.18.1* Equalization Benefit Plan for Participants of the Retirement Program
         Plan for Employees of Union Carbide Corporation and its Participating Subsidiary Companies (See Exhibit 10.11 of the Corporation's 1991 Form 10-K).

10.18.2  Amendment to the Equalization Benefit Plan effective January 1, 1994.

10.19.1* Supplemental Retirement Income Plan (See Exhibit 10.12.1 of the
         Corporation's 1991 Form 10-K).

10.19.2* Amendment to Supplemental Retirement Income Plan effective January 1,
         1989 (See Exhibit 10.19.2 of the Corporation's 1993 Form 10-K).

10.19.3 Amendment to the Supplemental Retirement Income Plan effective January 1, 1994.

10.20.1 1992 Stock Compensation Plan for Non-Employee Directors of Union Carbide Corporation (See Appendix A of the Corporation's proxy statement for the annual meeting of the stockholders held on April 22, 1992).

10.20.2 Resolution adopted by the Board of Directors of the Corporation on June 30, 1992, with respect to the 1992 Stock Compensation Plan for Non-Employee Directors of Union Carbide Corporation (See Exhibit
         10.20.2 of the Corporation's 1992 Form 10-K).

10.21.1 Severance Compensation Agreement, dated July 21, 1992, between the Corporation and Ronald Van Mynen. The Severance Compensation Agreement filed with the Commission is substantially identical in all material aspects, except as to the parties thereto and dates thereof, with Agreements between the Corporation and other officers and employees of the Corporation.

10.21.2 Amendment of Severance Compensation Agreement, dated September 24, 1993, between the Corporation and Ronald Van Mynen. Identical amendments, except as to the parties thereto, were entered into between the Corporation and other officers and employees of the Corporation.

10.22*   Resolution adopted by the Board of Directors of the Corporation on
         November 30, 1988, with respect       to an executive life insurance
         program for officers and certain other employees (See Exhibit 10.22 of the Corporation's 1993 Form 10-K).

10.23.1* 1989 Union Carbide Variable Compensation Plan (See Exhibit 10.17 of
         the Corporation's 1991 Form    10-K).

10.23.2 1994 Union Carbide Variable Compensation Plan (See Exhibit 10.23.2 of the Corporation's 1993 Form 10-K).

10.24.1  Union Carbide Corporation Benefits Protection Trust.

10.24.2 Amendment to the Union Carbide Corporation Benefits Protection Trust effective October 23, 1991 (See Exhibit 10.18.2 of the Corporation's 1991 Form 10-K).

10.24.3 Amendment to the Union Carbide Corporation Benefits Protection Trust effective January 1, 1994.

10.25* Resolutions adopted by the Board of Directors of the Corporation on February 24, 1988, with respect to the purchase of annuities to cover liabilities of the Corporation under the Equalization Benefit Plan for Participants of the Retirement Program Plan for Employees of Union Carbide Corporation and its Participating Subsidiary Companies and the Supplemental Retirement Income Plan.

10.26* Resolutions adopted by the Board of Directors of the Corporation on June 28, 1989, with respect to the purchase of annuities to cover liabilities of the Corporation under the Supplemental Retirement Income Plan.

10.27    Union Carbide Corporation Non-Employee Directors' Retirement Plan.

10.28    1994 Union Carbide Long-Term Incentive Plan.

10.29    Compensation Deferral Program effective January 1, 1995.

10.30    Excess Long Term Disability Plan effective January 1, 1994.

10.31 Recapitalization and Stock Purchase and Sale Agreement dated as of November 14, 1994 among Union Carbide Corporation, Mitsubishi Corporation, UCAR International Inc. and UCAR International Acquisition Inc.

11       Computation of Earnings per Share For The Five Years Ended
         December 31, 1994.

13 The Corporation's 1994 annual report to stockholders (such report, except for those portions which are expressly referred to in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed'' as part of the Form 10-K).

21       Subsidiaries of the Corporation.

23.1     Consent of KPMG Peat Marwick LLP.

23.2     Consent of Price Waterhouse LLP.

27       Financial Data Schedule

99 1993 audited financial statements of UOP, with Report of Independent Accountants thereon (See pages 17 through 39 of the Corporation's 1993 Form 10-K).

         * The obligations of UCC&P hereunder were assumed by Union Carbide Corporation as of July 1, 1989.

On May 1, 1994, Union Carbide Corporation was merged into UCC&P and UCC&P changed its name to "Union Carbide Corporation."

Wherever an exhibit listed above refers to another exhibit or document (e.g.,
"See Exhibit 6 of...."), that exhibit or document is incorporated herein by such reference.

A copy of any exhibit listed above may be obtained on written request to the Secretary's Department, Union Carbide Corporation, Section E-4, 39 Old Ridgebury Road, Danbury, CT 06817-0001. The charge for furnishing any exhibit is 25 cents per page plus mailing costs.