Form 10-Q
period 1995-03-31
UNION CARBIDE CORP /NEW/
filed 1995-05-15
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C  20549
                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1995

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

           Class                                 Outstanding at April 30, 1995
Common Stock, $1 par value                             137,547,150 shares


              Total number of sequentially numbered pages in this filing, including exhibits thereto:  18




                                     INDEX




PART I. FINANCIAL INFORMATION

                                                                         PAGE
  Financial Statements

    Condensed Consolidated Statement of Income -
      Union Carbide Corporation and Subsidiaries -
      Quarter Ended March 31, 1995 and 1994........................        3

    Condensed Consolidated Balance Sheet - Union Carbide
      Corporation and Subsidiaries - March 31, 1995 and
      December 31, 1994............................................        4

    Condensed Consolidated Statement of Cash Flows -
      Union Carbide Corporation and Subsidiaries -
      Quarter Ended March 31, 1995 and 1994.........................       5

  Notes to Condensed Consolidated Financial Statements -
      Union Carbide Corporation and Subsidiaries...................       6-9

  Discussion and Analysis of Results of Operations
    and Financial Condition........................................      10-12



PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.......................................       13

  Item 4.  Submission of Matters to a Vote of Security Holders.....      13-14

  Item 6.  Exhibits and Reports on Form 8-K........................       14

  Signature........................................................       15

  Exhibit Index....................................................       16



                        PART I. FINANCIAL INFORMATION

                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                         Millions of dollars
                                                     (Except per share figures)
                                                       Quarter ended March 31,
                                                           1995        1994

NET SALES                                                $ 1,453     $ 1,126

  Cost of sales, exclusive of depreciation and
    amortization                                             999         856
  Research and development                                    36          32
  Selling, administration and other expenses(a)               75          72
  Depreciation and amortization                               83          67
  Interest on long-term and short-term debt                   19          16
  Partnership income                                          44          29
  Other expense (income) - net                               (37)         36

INCOME BEFORE PROVISION FOR INCOME TAXES                     322          76
  Provision for income taxes                                  97          23

INCOME OF CONSOLIDATED COMPANIES                             225          53
  Plus: Income from corporate investments
          carried at equity                                    5          10
NET INCOME                                                   230          63
  Preferred stock dividend, net of income taxes                2           2
NET INCOME - COMMON STOCKHOLDERS                         $   228     $    61

Earnings per common share
  Primary                                                $  1.57     $  0.39
  Fully diluted                                          $  1.43     $  0.37
Cash dividends per common share                          $  0.1875   $  0.1875



(a) Selling, administration and other expenses include:
      Selling                                            $    31     $    30
      Administration                                          28          27
      Other expenses                                          16          15
                                                         $    75     $    72


The Notes to Condensed Consolidated Financial Statements on Pages 6 through 9 should be read in conjunction with this statement.


                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET

                                                     Millions of dollars
                                                     March 31,  Dec. 31,
                                                       1995       1994

ASSETS
  Cash and cash equivalents                           $   72     $  109
  Notes and accounts receivable                        1,052        898
  Inventories                                            423        390
  Prepaid expenses                                       200        217
  Total current assets                                 1,747      1,614

  Property, plant and equipment                        5,984      5,889
  Less: Accumulated depreciation                       3,418      3,347
  Net fixed assets                                     2,566      2,542

  Companies carried at equity                            550        418
  Other investments and advances                          90         88
  Total investments and advances                         640        506

  Other assets                                           422        366

  Total assets                                        $5,375     $5,028


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                    $  321     $  326
  Short-term debt                                        276         28
  Payments to be made within 1 year on
    long-term debt                                        20         19
  Accrued income and other taxes                         274        179
  Other accrued liabilities                              620        733
  Total current liabilities                            1,511      1,285

  Long-term debt                                         898        899
  Postretirement benefit obligation                      495        488
  Other long-term obligations                            708        537
  Deferred credits                                       157        242
  Minority stockholders' equity in consolidated
    subsidiaries                                          24         24
  Convertible preferred stock - ESOP                     147        148
  Unearned employee compensation - ESOP                 (103)      (104)
  UCC stockholders' equity:
    Common stock authorized - 500,000,000 shares
    Common stock issued     - 154,609,669 shares         155        155
    Additional paid-in capital                           363        369
    Equity adjustment from foreign currency
      translation                                        (29)       (59)
    Retained earnings                                  1,535      1,333
                                                       2,024      1,798
    Less: Treasury stock, at cost-17,219,060 shares
                (10,197,367 shares in 1994)              486        289
  Total UCC stockholders' equity                       1,538      1,509
  Total liabilities and stockholders' equity          $5,375     $5,028

The Notes to Condensed Consolidated Financial Statements on Pages 6 through 9 should be read in conjunction with this statement.



                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Millions of dollars
                                                  Quarter ended March 31,
                                                     1995         1994
                                                  Increase (decrease) in
                                                cash and cash equivalents
OPERATIONS
  Income                                            $ 230        $  63
  Noncash charges (credits) to net income
    Depreciation and amortization                      83           67
    Deferred income taxes                             (67)          19
    Other noncash charges                             184           18
  Investing debits to net income                     (218)         (16)
  Working capital(a)                                 (235)        (185)
  Long-term assets and liabilities                     15           39
Cash Flow From (Used for) Operations                   (8)           5
INVESTING
  Capital expenditures                                (83)         (80)
  Investments                                        (222)         (34)
  Purchase of fixed and other assets                  (80)           -
  Sale of investments                                 343            -
Cash Flow Used for Investing                          (42)        (114)
FINANCING
  Change in short-term debt (three months or less)    247          138
  Proceeds from long-term debt                          2            -
  Repayment of long-term debt                          (6)         (30)
  Issuance of common stock                             24           23
  Repurchase of common stock                         (226)         (28)
  Payments of dividends                               (29)         (31)
  Other                                                 1            -
Cash Flow From Financing                               13           72
  Effect of exchange rate changes on cash and
    cash equivalents                                    -            -
      Change in cash and cash equivalents             (37)         (37)
      Cash and cash equivalents beginning-of-period   109          108
Cash and cash equivalents end-of-period             $  72        $  71

Cash paid for interest and income taxes
  Interest (net of amount capitalized)              $  22        $   9
  Income taxes                                      $  69        $   5

_____________

(a) Net change in working capital by component (excluding cash and cash equivalents, deferred income taxes and short-term debt):

(Increase) decrease in current assets
  Notes and accounts receivable                 $(149)       $(107)
  Inventories                                     (18)         (20)
  Prepaid expenses                                  4            6
Decrease in payables and accruals                 (72)         (64)
Working capital                                 $(235)       $(185)


The Notes to Condensed Consolidated Financial Statements on Pages 6 through 9 should be read in conjunction with this statement.


                    UNION CARBIDE CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments consisted of only normal recurring adjustments. The accompanying statements should be read in conjunction with the Notes to Financial Statements of Union Carbide Corporation and Subsidiaries ("the corporation" or "UCC") in the 1994 annual report to stockholders.

2.  Acquisitions, Dispositions and Special Items

On January 26, 1995, the corporation and Mitsubishi Corporation reached an agreement for the sale of newly issued common stock of UCAR International Inc. ("UCAR") to a new company formed by Blackstone Capital Partners II Merchant Banking Fund L.P. ("Blackstone") and a repurchase of certain shares by UCAR that resulted in Blackstone acquiring a 75 percent interest in UCAR. The corporation received $343 million in net cash proceeds and retained a 25 percent equity interest in UCAR. This transaction resulted in a gain of $220 million ($154 million after-tax) and essentially eliminates the corporation's share of ongoing future earnings from UCAR.

On February 1, 1995, the corporation purchased the ethylene oxide derivative businesses from Imperial Chemical Industries of London for $80 million in cash.

On March 31, 1995, the corporation acquired 50 percent of the equity of Polimeri Europa S.r.l. ("Polimeri Europa"), from EniChem S.p.A. ("EniChem"). Enichem retained the other 50 percent. In anticipation of the corporation's acquisition, Enichem had transferred to Polimeri Europa all of its polyethylene business, excluding its wire & cable compounds business. The purchase price for the corporation's 50 percent of the joint venture's equity was DM323 million ($216 million).

During the first quarter of 1995, the corporation recognized a non-recurring, non-cash charge of $191 million ($134 million after-tax) for future lease payments on unused office space primarily at the corporation's Danbury headquarters. The charge, similar to one taken in 1991 for $27 million, reflects the cost of unused office space over the remaining term of the lease, which runs to 2006, less anticipated sublease income. In addition, for accounting purposes, the corporation reduced the depreciable lives of certain computer equipment, resulting in an increase in depreciation expense of $12 million ($8 million after-tax).

3.  Common Stock

On February 6, 1995, the board of directors of the corporation increased the number of shares that may be repurchased under the existing common stock repurchase program to 30 million shares. Through March 31, 1995, the corporation had repurchased 23,384,169 shares since inception of the program (8,071,909 during 1995) at an average effective price of $26.97 per share.



In conjunction with the corporation's common stock buyback program, put options were sold in a series of private placements entitling the holders to sell 5 million shares of common stock to UCC, at specified prices upon exercise of the options. Since inception of this program, through March 31, 1995, options representing 3,863,800 common shares have expired unexercised, while options representing 1,136,200 shares were exercised for $35 million, or an average price of $30.86 per share. There were no outstanding options at March 31, 1995.

Premiums received since the inception of the program have reduced the average price of repurchased shares to $26.97 per share from $27.14 per share.


4.  Inventories

                                                 Millions of dollars at
                                                 March 31,     Dec. 31,
                                                   1995          1994
Raw materials and supplies                        $   120      $   103
Work in process                                        46           41
Finished goods                                        257          246
                                                  $   423      $   390


5.  Commitments and Contingencies

The corporation has entered into 3 major agreements for the purchase of ethylene-related products and 3 other agreements in the U.S. and Canada. The net present value of the fixed and determinable portion of these obligations at March 31, 1995 totaled $423 million.

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

At March 31, 1995, the corporation had established environmental remediation accruals in the amount of $304 million. Approximately
45 percent of the corporation's environmental accrual at March 31, 1995 pertained to closure and postclosure costs for both operating and closed facilities. In addition, the corporation had environmental loss contingencies of $167 million.



The corporation had additional contingent obligations at March 31, 1995 of $94 million, principally related to obligations assumed by purchasers of UCC facilities for which UCC is primarily liable, guarantees of debt and discounted receivables from customers.

See Note 16 of Notes to Financial Statements in the corporation's 1994 Annual Report to Stockholders for information with respect to matters and proceedings arising from or related to the December 3, 1984 methyl isocyanate incident at the plant at Bhopal, India, owned and operated by Union Carbide India Ltd.

The corporation is one of a number of defendants named in approximately 4,277 lawsuits, some of which have more than one plaintiff, involving silicone gel breast implants. The corporation was not a manufacturer of breast implants but did supply generic bulk silicone materials to the industry. Also, in 1990 the corporation acquired and in 1992 divested the stock of a small specialty silicones company which, among other things, supplied silicone gel intermediates and silicone dispersions for breast implants. In 1993, most of the suits that were brought in Federal courts were consolidated for pre-trial purposes in the United States District Court, Northern District of Alabama. In 1994, the corporation provisionally joined a multi-billion dollar settlement of the claims consolidated in that Court, under which Union Carbide's contribution would be $138 million over the next several years.

Claimants were entitled to submit claims or to opt out of the settlement. The settlement provided for a schedule of specific payments to current claimants, based upon the nature of their claimed injuries, which payments would be reduced in the event current claims submitted exceeded the aggregate of $1.2 billion dollars allocated to those claims. If the schedule of payments were reduced, those who have filed claims would be given an additional opportunity to opt out. The corporation, as well as the other companies which are parties to the agreement have the right to withdraw from the settlement if, among other factors, in their individual judgment, the number of claimants opting out is too large.



Based upon a sampling of claims filed to date, the Court has determined that the total amount of current claims likely to be approved for payment would substantially exceed the $1.2 billion presently designated under the original settlement schedule. Consequently, the defendants and the Plaintiff Steering Committee at the request of the Court have commenced negotiations to reconsider the structure and funding of the settlement. At this time it is not possible to predict the outcome of these discussions or whether the corporation will choose to participate in a new settlement if one is reached. Dow Corning Corporation, the largest contributor to the settlement, has sought protection under Chapter 11 of the United States Bankruptcy Code. It is too early to assess the affect of Dow Corning's bankruptcy petition on the settlement. The corporation has previously taken before-tax charges aggregating $35 million for this litigation. Although insurance coverage is subject to issues as to scope and application of policies, retention limits, exclusions and policy limits, and the insurers have reserved their right to deny coverage, the corporation believes that after probable insurance recoveries neither the settlement, the lack of a settlement, nor litigation outside the settlement will have a material adverse effect on the consolidated financial position of the corporation.

In addition to the above, the corporation and its consolidated subsidiaries are involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters including, but not limited to: product liability; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts and taxes. In some of these legal proceedings and claims, the cost of remedies that may be sought or damages claimed is substantial.

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



              DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION


Overview

For the quarter ended March 31, 1995 the corporation reported net income available to common stockholders of $228 million, or $1.43 per share fully diluted ($1.57 per share primary). During the quarter the corporation experienced higher prices and volumes for most commodity and other chemical product lines. In addition, during the first quarter of 1995, the corporation reduced its equity interest in UCAR International Inc. ("UCAR") by one-half, acquired the ethylene oxide derivative businesses of Imperial Chemical Industries ("ICI"), purchased a 50 percent interest in Polimeri Europa S.r.l. ("Polimeri Europa"), a European polyethylene joint venture with EniChem S.p.A. ("EniChem") and repurchased over 8 million shares of its common stock. In the corresponding quarter in 1994 the corporation reported earnings of $61 million or $0.37 per share fully diluted ($0.39 per share primary). The corporation expects volumes and prices to continue to be strong for the second quarter of 1995.


Results of Operations

Sales increased 29 percent to $1.453 billion in the first quarter of 1995 from $1.126 billion during the same period in 1994. Volumes and prices for substantially all of the corporation's products increased when compared to the similar period last year. The corporation's variable margin was 50.0 percent in the first quarter of 1995 versus 46.6 percent in the first quarter of last year. Gross margin rose even more dramatically to 31.3 percent from 24.0 percent. Raw material prices declined modestly versus the prior year and are expected to remain at present levels through at least the second quarter. Fixed manufacturing and distribution costs were 6 percent higher in the first quarter of 1995 compared to the same period last year due to expenses related to capital projects, the acquisition of ICI's ethylene oxide derivative businesses and increased employee profit sharing expense. Selling, administration and other expenses rose slightly due to additional expense for employee profit sharing and the increased U.S. dollar equivalent cost of international overhead.

During the first quarter of 1995, for accounting purposes, the corporation reduced the depreciable lives of certain computer equipment, resulting in an increase in depreciation expense of $12 million.

Partnership income rose to $44 million from $29 million, principally based on the turnaround for Petromont and Company, Limited Partnership, a 50 percent owned Canadian polyethylene producer, as well as on slightly higher income from UOP, a 50 percent owned worldwide supplier of process technology, catalysts, molecular sieves and adsorbents.



Other expense (income) - net for the first quarter of 1995 included the following items: a $220 million gain on the corporation's reduction of its equity interest in UCAR and a non-cash charge of $191 million for future lease payments on unused office space primarily at the corporation's Danbury headquarters. The charge, similar to the one taken in 1991 for $27 million, reflects the cost of unused office space over the remaining term of the lease which runs to 2006, less anticipated sublease income. Included in the first quarter of 1994 were a $24 million charge for the writeoff of the corporation's investment in India and associated costs, a $12 million loss on the proposed sale of the corporation's uranium mill and certain uranium mines to Energy Fuels, Ltd. and a $24 million gain on the sale of the corporation's preferred stock investment in OSi Specialties, Inc.

Interest expense increased $3 million in the first quarter of 1995 when compared to the same quarter last year as rates continue to rise on the corporation's short-term debt.

Earnings from the corporation's investments carried at equity were reduced by half in the first quarter of 1995 compared to first quarter 1994 due to the absence of UCAR's earnings for the last 2 months of the quarter. The corporation's share of ongoing future earnings from UCAR is essentially eliminated with the aforementioned reduction in equity interest. On March 31, 1995 the corporation acquired 50 percent of the equity of Polimeri Europa. EniChem retained the other 50 percent. The corporation expects this joint venture to begin contributing to earnings in the second quarter of 1995.

The corporation regularly reviews its assets with the objective of maximizing the deployment of resources in core operations. In this regard, UCC continues to consider strategies and/or transactions with respect to certain noncore assets and other assets not essential to the operation of the business that, if implemented, could result in material nonrecurring gains or losses.

Estimates of future expenses related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, and of future capital expenditures relating to environmental protection, have not changed materially since December 31, 1994. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims.

The corporation has provisionally joined the multi-billion dollar silicone breast implant litigation settlement agreement, which is currently being renegotiated. This litigation is discussed in more detail in the "Commitments and Contingencies" footnote to the financial statements on pages 7 through 9 of this report on form 10-Q.

Financial Condition - March 31, 1995

Cash flow used for operations in the first quarter of 1995 was $8 million compared to $5 million from operations during the first quarter of 1994. A significant earnings increase in the first three months of 1995 versus the same period in 1994 was offset by higher working capital requirements consistent with increased sales. Other noncash charges include the $191 million charge for future lease payments on unused office space. Investing debits to net income include the $220 million gain on the reduction of the corporation's equity interest in UCAR.


Cash flow used for investing totaled $42 million in the first quarter of 1995, $114 million in the first quarter of 1994. In the first quarter of 1995 the corporation purchased a 50 percent interest in Polimeri Europa for $216 million and the ethylene oxide derivatives businesses of ICI for $80 million while receiving $343 million for half of its 50 percent equity interest in UCAR. The corporation invested $26 million in a Brazilian ethylene company in the first quarter of 1994.

Capital expenditures remained at the same level for the first three months of 1995 when compared to the first quarter of 1994. Major projects include the UNIPOL II unit at Taft (Star plant), La., a butanol unit at Taft, La., the ethylene propylene rubber project at Seadrift, Tx. and an energy systems renewal unit at Texas City, Tx.

Cash flow from financing was $13 million for the first quarter 1995, representing a decrease of $59 million as compared to $72 million in the same period in 1994. Proceeds from increased short-term borrowings were largely offset by the repurchase of 8.1 million shares of common stock.

The corporation's ratio of debt to total capital increased to 43.3 percent at March 31, 1995 from 38.2 percent at December 31, 1994. At March 31, 1995 there were no outstanding borrowings under the existing major bank credit agreements aggregating $1.2 billion.

Cash dividends to UCC common stockholders amounted to $26 million in the first quarter 1995 and $28 million in the first quarter of 1994.

At March 31, 1995, the corporation had committed approximately $35 million for contracts relating to the corporation's planned joint venture with Petrochemical Industries Company in Kuwait. The level of commitments in anticipation of the formation of the joint venture will increase significantly during 1995.





                         PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         See Note 5 to the corporation's consolidated financial statements on pages 7 through 9 of this 10-Q Report.




Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)  Annual Meeting - April 26, 1995

         (b) Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to the management's nominees as listed in the proxy statement. All of the management's nominees as listed in the proxy statement were elected, the vote on said proposal being as follows:

                                      Shares Voted

                 Directors             Shares For      Shares Withheld

              John J. Creedon         127,110,621         1,721,082
              C. Fred Fetterolf       127,438,567         1,393,136
              Joseph E. Geoghan       127,071,273         1,760,430
              Rainer E. Gut           121,282,323         7,549,380
              James M. Hester         127,187,081         1,644,622
              Vernon E. Jordan, Jr.   126,850,230         1,981,473
              William H. Joyce        126,927,257         1,904,446
              Robert D. Kennedy       126,867,158         1,964,545
              Ronald L. Kuehn, Jr.    127,484,499         1,347,204
              Rozanne L. Ridgway      127,212,988         1,618,715
              William S. Sneath       124,879,061         3,952,642


         (c)  Other matters voted upon.

              Proposal to Ratify the Appointment of Auditors

              Shareholders ratified the appointment of KPMG Peat Marwick LLP to conduct the annual audit of the financial statements of the corporation and its consolidated subsidiary companies for the year ending December 31, 1995.

              The vote was:

              FOR - 127,148,809 shares or 99.20 percent of the shares voted.

              AGAINST - 1,031,000 shares or 0.80 percent of the shares voted.

              ABSTAIN - 651,894 shares.




Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)


              Proposal on the Adoption of the 1995 Union Carbide
              Performance Incentive Plan


              Shareholders approved management's proposal to adopt the 1995 Union Carbide Performance Incentive Plan.

              The vote was:

              FOR - 119,207,285 shares or 93.54 percent of the shares voted.

              AGAINST - 8,236,797 shares or 6.46 percent of the shares voted.

              ABSTAIN - 1,387,621 shares.


              Proposal on Severance Compensation Agreements

              Shareholders voted against a shareholder proposal requesting the adoption of a policy against entering into severance compensation agreements unless approved by shareholders.

              The vote was:

              FOR - 21,687,819 shares or 21.03 percent of the shares voted.

              AGAINST - 81,455,984 shares or 78.97 percent of the shares voted.

              ABSTAIN - 5,156,079 shares.

              BROKER NON-VOTE - 20,531,821 shares.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              The following exhibits are filed as part of this report:

                  11  -  Computation of Earnings Per Share
                  27  -  Financial Data Schedule.

         (b) The corporation's Form 8-K dated February 8, 1995 reported the joint announcement by the corporation and Mitsubishi Corporation of Japan of the completion of the sale of common stock representing 75 percent of UCAR International Inc.'s outstanding shares to a new company formed by Blackstone Capital Partners II Merchant Banking Fund L.P.

              The corporation's Form 8-K dated April 10, 1995 reported the joint announcement by the corporation and EniChem S.p.A. of the establishment of a new company, Polimeri Europa S.r.l., which constitutes a 50-50 joint venture between the two companies.








                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNION CARBIDE CORPORATION
                                                       (Registrant)




Date:  May 15, 1995                          By:        John K. Wulff
                                                        JOHN K. WULFF
                                                 Vice-President, Controller
                                                  and Principal Accounting
                                                           Officer



                                EXHIBIT INDEX



Exhibit                                                             Page
  No.                             Exhibit                            No.

  11        Computation of Earnings Per Share                        17

  27        Financial Data Schedule                                  18