Form 10-Q
period 1995-06-30
UNION CARBIDE CORP /NEW/
filed 1995-08-14
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C  20549
                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995

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

           Class                                  Outstanding at July 31, 1995
Common Stock, $1 par value                             135,714,739 shares


              Total number of sequentially numbered pages in this filing, including exhibits thereto:  23




                                     INDEX




PART I. FINANCIAL INFORMATION

                                                                         PAGE
  Financial Statements

    Condensed Consolidated Statement of Income -
      Union Carbide Corporation and Subsidiaries -
      Quarter Ended June 30, 1995 and 1994.........................        3

    Condensed Consolidated Statement of Income -
      Union Carbide Corporation and Subsidiaries -
      Six Months Ended June 30, 1995 and 1994......................        4

    Condensed Consolidated Balance Sheet - Union Carbide
      Corporation and Subsidiaries - June 30, 1995 and
      December 31, 1994............................................        5

    Condensed Consolidated Statement of Cash Flows -
      Union Carbide Corporation and Subsidiaries -
      Six Months Ended June 30, 1995 and 1994......................        6

  Notes to Condensed Consolidated Financial Statements -
      Union Carbide Corporation and Subsidiaries...................       7-11

  Discussion and Analysis of Results of Operations
    and Financial Condition........................................      12-15



PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.......................................       16

  Item 5.  Other Information.......................................       16

  Item 6.  Exhibits and Reports on Form 8-K........................       19

  Signature........................................................       20

  Exhibit Index....................................................       21



                        PART I. FINANCIAL INFORMATION

                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                         Millions of dollars
                                                     (Except per share figures)
                                                       Quarter ended June 30,
                                                           1995        1994

NET SALES                                                $ 1,541     $ 1,177

  Cost of sales, exclusive of depreciation and
    amortization                                           1,103         906
  Research and development                                    34          33
  Selling, administration and other expenses(a)               83          72
  Depreciation and amortization                               72          67
  Interest on long-term and short-term debt                   22          20
  Partnership income                                          51          23
  Other expense (income) - net                                (8)         16

INCOME BEFORE PROVISION FOR INCOME TAXES                     286          86
  Provision for income taxes                                  84          25

INCOME OF CONSOLIDATED COMPANIES                             202          61
  Plus: Income from corporate investments
          carried at equity                                   26          12
NET INCOME                                                   228          73
  Preferred stock dividend, net of income taxes                3           3
NET INCOME - COMMON STOCKHOLDERS                         $   225     $    70

Earnings per common share
  Primary                                                $  1.59     $  0.44
  Fully diluted                                          $  1.44     $  0.42
Cash dividends per common share                          $  0.1875   $  0.1875



(a) Selling, administration and other expenses include:
      Selling                                            $    32     $    31
      Administration                                          35          26
      Other expenses                                          16          15
                                                         $    83     $    72


The Notes to Condensed Consolidated Financial Statements on Pages 7 through 11 should be read in conjunction with this statement.



                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME


                                                         Millions of dollars
                                                     (Except per share figures)
                                                      Six months ended June 30,
                                                           1995        1994


NET SALES                                                $ 2,994     $ 2,303

  Cost of sales, exclusive of depreciation and
    amortization                                           2,102       1,762
  Research and development                                    70          65
  Selling, administration and other expenses(a)              158         144
  Depreciation and amortization                              155         134
  Interest on long-term and short-term debt                   41          36
  Partnership income                                          95          52
  Other expense (income) - net                               (45)         52

INCOME BEFORE PROVISION FOR INCOME TAXES                     608         162
  Provision for income taxes                                 181          48

INCOME OF CONSOLIDATED COMPANIES                             427         114
  Plus: Income from corporate investments
          carried at equity                                   31          22
NET INCOME                                                   458         136
  Preferred stock dividend, net of income taxes                5           5
NET INCOME - COMMON STOCKHOLDERS                         $   453     $   131

Earnings per common share
  Primary                                                $  3.16     $  0.83
  Fully diluted                                          $  2.86     $  0.79
Cash dividends per common share                          $  0.375    $  0.375



(a) Selling, administration and other expenses include:
      Selling                                            $    63     $    61
      Administration                                          63          53
      Other expenses                                          32          30
                                                         $   158     $   144


The Notes to Condensed Consolidated Financial Statements on Pages 7 through 11 should be read in conjunction with this statement.


                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET

                                                     Millions of dollars
                                                      June 30,  Dec. 31,
                                                       1995       1994

ASSETS
  Cash and cash equivalents                           $  222     $  109
  Notes and accounts receivable                        1,041        898
  Inventories                                            455        390
  Prepaid expenses                                       263        217
  Total current assets                                 1,981      1,614

  Property, plant and equipment                        6,118      5,889
  Less: Accumulated depreciation                       3,493      3,347
  Net fixed assets                                     2,625      2,542

  Companies carried at equity                            613        418
  Other investments and advances                          86         88
  Total investments and advances                         699        506

  Other assets                                           412        366

  Total assets                                        $5,717     $5,028


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                    $  338     $  326
  Short-term debt                                         32         28
  Payments to be made within 1 year on
    long-term debt                                        16         19
  Accrued income and other taxes                         236        179
  Other accrued liabilities                              651        733
  Total current liabilities                            1,273      1,285

  Long-term debt                                       1,292        899
  Postretirement benefit obligation                      496        488
  Other long-term obligations                            717        537
  Deferred credits                                       190        242
  Minority stockholders' equity in consolidated
    subsidiaries                                          24         24
  Convertible preferred stock - ESOP                     147        148
  Unearned employee compensation - ESOP                 (100)      (104)
  UCC stockholders' equity:
    Common stock authorized - 500,000,000 shares
    Common stock issued     - 154,609,669 shares         155        155
    Additional paid-in capital                           361        369
    Translation and other equity adjustments             (20)       (59)
    Retained earnings                                  1,734      1,333
                                                       2,230      1,798
    Less: Treasury stock, at cost-19,318,576 shares
                (10,197,367 shares in 1994)              552        289
  Total UCC stockholders' equity                       1,678      1,509
  Total liabilities and stockholders' equity          $5,717     $5,028

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 11 should be read in conjunction with this statement.



                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Millions of dollars
                                                 Six months ended June 30,
                                                     1995         1994
                                                  Increase (decrease) in
                                                cash and cash equivalents
OPERATIONS
  Income                                            $  458       $ 136
  Noncash charges (credits) to net income
    Depreciation and amortization                      155         134
    Deferred income taxes                              (62)         25
    Other noncash charges                              128           2
  Investing debits to net income                      (217)        (13)
  Working capital(a)                                  (301)       (243)
  Long-term assets and liabilities                      25          58
Cash Flow From Operations                              186          99
INVESTING
  Capital expenditures                                (211)       (156)
  Investments                                         (229)        (38)
  Purchase of fixed and other assets                   (80)          -
  Sale of investments                                  344          86
  Sale of fixed and other assets                        47           1
Cash Flow Used for Investing                          (129)       (107)
FINANCING
  Change in short-term debt (three months or less)       2          96
  Proceeds from long-term debt                         402           -
  Repayment of long-term debt                          (14)        (32)
  Issuance of common stock                              46          42
  Repurchase of common stock                          (325)        (90)
  Payments of dividends                                (58)        (64)
  Other                                                  2           5
Cash Flow From (Used for) Financing                     55         (43)
  Effect of exchange rate changes on cash and
    cash equivalents                                     1           -
      Change in cash and cash equivalents              113         (51)
      Cash and cash equivalents beginning-of-period    109         108
Cash and cash equivalents end-of-period             $  222       $  57

Cash paid for interest and income taxes
  Interest (net of amount capitalized)              $   55       $  54
  Income taxes                                      $  195       $  40

_____________

(a) Net change in working capital by component (excluding cash and cash equivalents, deferred income taxes and short-term debt):

(Increase) decrease in current assets
  Notes and accounts receivable                 $(155)       $(125)
  Inventories                                     (50)         (14)
  Prepaid expenses                                (30)           7
Decrease in payables and accruals                 (66)        (111)
Working capital                                 $(301)       $(243)


The Notes to Condensed Consolidated Financial Statements on Pages 7 through 11 should be read in conjunction with this statement.


                    UNION CARBIDE CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments consist of only normal recurring adjustments. The accompanying statements should be read in conjunction with the Notes to Financial Statements of Union Carbide Corporation and Subsidiaries ("the corporation" or "UCC") in the 1994 annual report to stockholders.


2.  Acquisitions, Dispositions and Special Items

On January 26, 1995, the corporation and Mitsubishi Corporation concluded the sale of newly issued common stock of UCAR International Inc. ("UCAR") to a new company formed by Blackstone Capital Partners II Merchant Banking Fund L.P. ("Blackstone") and a repurchase of certain shares by UCAR that resulted in Blackstone acquiring a 75 percent interest in UCAR. The corporation received $343 million in net cash proceeds and retained a 25 percent equity interest in UCAR. This transaction resulted in a gain of $220 million ($154 million after-tax) and essentially eliminated the corporation's share of ongoing future earnings from UCAR. On August 9, 1995, the corporation joined in UCAR's initial public offering to sell its remaining equity interest in UCAR for net cash proceeds of approximately $200 million. This sale will result in a significant, nonrecurring gain that will be recorded in the third quarter of 1995. The pro forma effect of this sale on the corporation's June 30, 1995 balance sheet is immaterial. If these transactions had occurred effective January 1, 1995, the corporation's income from corporate investments carried at equity and net income - common stockholders for the six months ended June 30, 1995 would have been reduced by $4 million, and earnings per share would have decreased $0.03 per share, primary and fully diluted. If these transactions had occurred effective January 1, 1994, the corporation's income from corporate investments carried at equity and net income - common stockholders for the six months ended June 30, 1994 would have been reduced by $21 million, and earnings per share would have decreased
$0.14 per share, primary, or $0.12 per share fully diluted.

On March 31, 1995, the corporation acquired 50 percent of the equity of Polimeri Europa S.r.l. ("Polimeri Europa"), from EniChem S.p.A. ("EniChem"). Enichem retained the other 50 percent. In anticipation of the corporation's acquisition, Enichem had transferred to Polimeri Europa all of its polyethylene business, excluding its wire & cable compounds business. The purchase price for the corporation's 50 percent of the joint venture's equity was DM323 million ($216 million). If this acquisition had occurred effective January 1, 1995, the corporation's income from corporate investments carried at equity and net income - common stockholders for the six months ended June 30, 1995 would have increased by $27 million, and earnings per share would have increased $0.19 per share, primary, or $0.17 per share, fully diluted. If this acquisition had occurred effective January 1, 1994, the corporation's income from corporate investments carried at equity and net income - common stockholders for the six months ended June 30, 1994 would have decreased by $22 million, and earnings per share would have decreased $0.14 per share, primary, or $0.13 per share, fully diluted.

If both the Polimeri Europa equity acquisition and the UCAR recapitalization and sale transactions had occurred effective January 1, 1995, the corporation's income from corporate investments carried at equity and net income - common stockholders for the six months ended June 30, 1995 would have increased by $23 million, or $0.16 per share, primary, or $0.14 per share fully diluted. If these transactions had occurred effective January 1, 1994, the corporation's income from corporate investments carried at equity and net income - common stockholders for the six months ended June 30, 1994 would have decreased by $43 million, or $0.28 per share, primary, or $0.25 per share, fully diluted. The weighted average number of common shares used for the pro forma earnings per share calculations for the six months ended June 30, 1995 and 1994 is 142,886,593 and 155,121,953 primary, respectively, and 159,794,027 and
171,942,868 fully diluted, respectively.

On February 1, 1995, the corporation purchased the ethylene oxide derivative businesses from Imperial Chemical Industries of London for $80 million in cash.

During the first quarter of 1995, the corporation recognized an undiscounted, non-recurring, non-cash charge of $191 million ($134 million after-tax) for future lease payments on unused office space primarily at the corporation's Danbury headquarters. The charge, similar to one taken in 1991 for $27 million, reflects the cost of unused office space over the remaining term of the lease, which runs to 2006, less anticipated sublease income. In addition, for accounting purposes, the corporation reduced the depreciable lives of certain computer equipment, resulting in an increase in depreciation expense of $12 million ($8 million after-tax).

On July 15, 1995 the corporation, Petrochemical Industries Company of Kuwait ("PIC") and Boubyan Petrochemical Company executed final agreements to formally establish Equate Petrochemical Company K.S.C., their joint venture for development of a world-scale petrochemicals complex in Kuwait. Construction of the facility is targeted for a mid-1997 completion date.


3.  Long-Term Debt

On June 1, 1995 the corporation completed a $400 million, two-part public offering of debt securities. It consisted of $150 million principal amount of 7.50 percent 30-year debentures due June 1, 2025; and $250 million principal amount of 6.79 percent 30-year debentures due
June 1, 2025, with a one-time option for investors to redeem the bonds on June 1, 2005.




4.  Common Stock

On July 26, 1995, the board of directors of the corporation increased the number of shares that may be repurchased under the existing common stock repurchase program to 40 million shares. Through June 30, 1995, the corporation had repurchased 26,727,378 shares since inception of the program (11,415,118 during 1995) at an average effective price of $27.318 per share. The corporation will continue to acquire additional shares from time to time at prevailing market prices, at a rate consistent with the combination of corporate cash flow and market conditions.

In conjunction with the corporation's common stock buyback program, put options were sold in a series of private placements entitling the holders to sell 5 million shares of common stock to UCC, at specified prices upon exercise of the options. Since inception of this program, through June 30, 1995, options representing 3,863,800 common shares have expired unexercised, while options representing 1,136,200 shares were exercised for $35 million, or an average price of $30.86 per share. There were no outstanding options at June 30, 1995.

Premiums received since the inception of the program have reduced the average price of repurchased shares to $27.318 per share from $27.468 per share.


5.  Inventories

                                                 Millions of dollars at
                                                  June 30,     Dec. 31,
                                                   1995          1994
Raw materials and supplies                        $   126      $   103
Work in process                                        52           41
Finished goods                                        277          246
                                                  $   455      $   390


6.  Commitments and Contingencies

The corporation has entered into 3 major agreements for the purchase of ethylene-related products and 3 other purchase agreements in the U.S. and Canada. The net present value of the fixed and determinable portion of these obligations at June 30, 1995 totaled $407 million.

The corporation is subject to loss contingencies resulting from environmental laws and regulations, which include obligations to remove or mitigate the effects on the environment of the disposal or release of certain wastes and substances at various sites. The corporation has established accruals in current dollars for those hazardous waste sites where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. The corporation adjusts its accruals as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made, and to reflect new and changing facts.



At June 30, 1995, the corporation had established environmental remediation accruals in the amount of $309 million. Approximately
45 percent of the corporation's environmental accrual at June 30, 1995 pertained to closure and postclosure costs for both operating and closed facilities. In addition, the corporation had environmental loss contingencies of $181 million.

The corporation had additional contingent obligations at June 30, 1995 of $94 million, principally related to obligations assumed by purchasers of UCC facilities for which UCC is primarily liable, litigation, discounted receivables from customers, guarantees of debt and performance agreements.

See Note 16 of Notes to Financial Statements in the corporation's 1994 Annual Report to Stockholders for information with respect to matters and proceedings arising from or related to the December 3, 1984 methyl isocyanate incident at the plant at Bhopal, India, owned and operated by Union Carbide India Ltd.

The corporation is one of a number of defendants named in approximately 4,472 lawsuits, some of which have more than one plaintiff, involving silicone gel breast implants. The corporation was not a manufacturer of breast implants but did supply generic bulk silicone materials to the industry. Also, in 1990 the corporation acquired and in 1992 divested the stock of a small specialty silicones company which, among other things, supplied silicone gel intermediates and silicone dispersions for breast implants. In 1993, most of the suits that were brought in Federal courts were consolidated for pre-trial purposes in the United States District Court, Northern District of Alabama. In 1994, the corporation provisionally joined a multi-billion dollar settlement of the claims consolidated in that Court, under which Union Carbide's contribution would be $138 million over the next several years.

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

Based upon a sampling of claims filed to date, the Court has determined that the total amount of current claims likely to be approved for payment would substantially exceed the $1.2 billion presently designated under the original settlement schedule. Consequently, the defendants and the Plaintiffs' Negotiating Committee, at the request of the Court, have been negotiating to reconsider the structure and funding of the settlement. At this time it is not possible to predict the outcome of these discussions or whether the corporation will choose to participate in a new settlement if one is reached. Recently the Court set a deadline of August 30, 1995 for the parties to sign a statement of principles for a renegotiated agreement. The extent of progress required and the consequences of failing to achieve it are not entirely clear, but lack of sufficient progress could result in termination of the settlement agreement. Dow Corning Corporation, the largest contributor to the settlement, has sought protection under Chapter 11 of the United States Bankruptcy Code. It is too early to assess the effect of Dow Corning's bankruptcy petition on the settlement. The corporation has previously taken before-tax charges aggregating $35 million for this litigation. Although insurance coverage is subject to issues as to scope and application of policies, retention limits, exclusions and policy limits, and the insurers have reserved their right to deny coverage, the corporation believes that after probable insurance recoveries neither the settlement, the lack of a settlement, nor litigation outside the settlement will have a material adverse effect on the consolidated financial position of the corporation.

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


              DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION

Overview

The corporation reported second quarter, 1995 net income available to common stockholders of $225 million, or $1.44 per share fully diluted ($1.59 per share primary). For the first six months of 1995 net income available to common stockholders was $453 million. or $2.86 per share fully diluted ($3.16 per share primary).

For the corresponding quarter in 1994 the corporation reported earnings of $70 million, or $0.42 per share fully diluted ($0.44 per share primary). For the first six months of 1994 net income available to common shareholders was $131 million, or $0.79 per share fully diluted ($0.83 per share primary).

The corporation's earnings for both the three and six month periods ending June 30, 1995 benefited from higher selling prices for most products as compared to the same periods in 1994. Average selling prices generally increased during the second quarter of 1995, although there was a decline in polyethylene prices toward the end of the period. Raw material feedstock prices were slightly lower than in 1994. Current quarter margins, however, were adversely impacted by some weather related operations problems as well as a delay in completing the planned maintenance turnaround at one ethylene production facility. The corporation's partnerships and equity companies continue to contribute to the corporation's increase in profitability, both on a quarterly and year-to-date basis. Results for 2 months of Polimeri Europa, the corporation's newly formed Italian joint venture, were included in the corporation's equity income for the first time in the second quarter of 1995.

While it is impossible to forecast the level of future prices for its major product lines, the corporation anticipates continued weakening in polyethylene prices over the third quarter, partially offset by improved ethylene glycol pricing. The impact of reduced polyethylene prices should also be mitigated if manufacturing operations can be maintained at a more normal level than experienced in the second quarter of this year. The outlook on market conditions for the corporation's major joint ventures generally tracks the outlook for the corporation.

On August 9, 1995, the corporation joined in UCAR International Inc.'s ("UCAR") initial public offering to sell its remaining equity interest in UCAR for net cash proceeds of approximately $200 million. This sale will result in a significant, nonrecurring gain that will be recorded in the third quarter of 1995.

Results of Operations

Sales increased over 30 percent in the second quarter of 1995 as well as for the first six months of the current year over the same periods in 1994. Prices for most of the corporation's product lines increased on a quarter-to-quarter and six month basis.



The corporation's variable margin for the second quarter of 1995 was 46.2 percent, compared to 45.2 percent in the second quarter of 1994. For the six month period ending June 30, 1995 variable margin was 48.0 percent as opposed to 45.9 percent in the same period last year. Gross margin for 1995 continued to rise dramatically over 1994, with the second quarter being 28.4 percent (23.0 percent in second quarter, 1994) and the six month gross margin,
29.8 percent (23.5 percent through six months of 1994). Fixed manufacturing and distribution costs increased 5 percent versus the prior year quarter and six month periods due to the acquisition of ICI's ethylene oxide derivative businesses, increased employee profit sharing expense and expenses associated with increased capital spending.

Selling, administrative and other expenses rose 15 percent in the second quarter of 1995 versus the same period in 1994 and for the six month period in 1995 was running 10 percent over 1994. Additional expenses for employee profit sharing, the increased U.S. dollar equivalent cost of international overhead and administrative costs associated with new ventures caused this increase in the current quarter and six month period.

During the first quarter of 1995, the corporation reduced the depreciable lives of certain computer equipment resulting in a non-recurring increase in depreciation expense of $12 million. Depreciation in the second quarter of 1995 rose $5 million over the same period last year as a result of increased plant and equipment.

Partnership income more than doubled in the second quarter of 1995 versus the comparable quarter in 1994, nearly doubling for the six months of 1995 over last year. UOP and Petromont continue to perform well on a quarter to quarter and six month basis.

Other expense (income) - net for the first half of 1995 included the following items: a $220 million gain on the corporation's reduction of its equity interest in UCAR and a non-cash charge of $191 million for future lease payments on unused office space primarily at the corporation's Danbury headquarters. The undiscounted charge, similar to the one taken in 1991 for $27 million, reflects the cost of unused office space over the remaining term of the lease which runs to 2006, less anticipated sublease income. Included in the first half of 1994 were a $24 million charge for the writeoff of the corporation's investment in India and associated costs, a $12 million loss on the proposed sale of the corporation's uranium mill and certain uranium mines to Energy Fuels, Ltd. and a $24 million gain on the sale of the corporation's preferred stock investment in OSi Specialties, Inc.

Interest expense increased $5 million in the first half of 1995 when compared to the same period last year reflecting higher interest rates and increased borrowings.

During the second quarter of 1995 earnings from the corporation's investments carried at equity contained the first 2 month's contribution of Polimeri Europa, the newly formed Italian joint venture. This contribution more than offset the absence of earnings from UCAR.



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

The corporation has provisionally joined the multi-billion dollar silicone breast implant litigation settlement agreement, which is currently being renegotiated. This litigation is discussed in more detail in the "Commitments and Contingencies" footnote to the financial statements on pages 9 through 11 of this report on Form 10-Q.

In March 1995 the Financial Accounting Standards Board issued Financial Accounting Standard ("FAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 121 is effective for financial statements beginning after December 15, 1995. The corporation does not expect the adoption of FAS 121 to have a material adverse effect on the consolidated financial position of the corporation or the consolidated results of operations in the period of adoption.


Financial Condition - June 30, 1995

Cash flow from operations was $186 million for the first six months of 1995, an improvement of $87 million versus the comparable period in 1994. Higher prices for the corporation's main products resulted in a significant earnings increase, the effect of which was partly offset by an increase in working capital. Other non-cash charges include the first quarter 1995 $191 million undiscounted charge for future lease payments on unused office space. Investing debits to net income include the $220 million gain on the reduction of the corporation's interest in UCAR.

Cash flow used for investing totaled $129 million for the first six months compared to $107 million in 1994. In the first quarter of 1995, the corporation purchased a 50 percent interest in Polimeri Europa for $216 million and the ethylene oxide derivative businesses of ICI for $80 million while receiving $343 million for half of its 50 percent equity interest in UCAR. In 1994, the corporation invested $26 million in a Brazilian ethylene company and received $86 million from the sale of its remaining preferred stock investment in OSi Specialties, Inc.



Capital expenditures increased by $55 million in 1995 versus the same period in 1994. Major projects include the UNIPOL II Unit at Taft (Star plant), La., a butanol unit and cogeneration facility at Taft, La., the ethylene propylene rubber project at Seadrift, Tx. and an energy systems renewal unit at Texas City, Tx.

Cash flow from financing was $55 million for the first six months of 1995, representing an increase of $98 million over the same period in 1994. In June the corporation completed a $400 million, two-part public offering of debt securities which was used in part to refinance existing short-term debt. Through the first half of 1995, the corporation repurchased 11.4 million shares of common stock for $325 million. Since 1993, the corporation has purchased 26.7 million shares for approximately $730 million pursuant to board authorizations to repurchase up to a total of 40 million shares. The corporation intends to acquire additional shares from time to time at prevailing market rates consistent with the combination of corporate cash flow and market conditions. Cash dividends to UCC common stockholders amounted to $52 million in the first half of 1995 and $57 million in the first half of 1994.

The corporation's ratio of debt to total capital increased to 44.0 percent at June 30, 1995 from 38.2 percent at December 31, 1994. At June 30, 1995 there were no outstanding borrowings under the existing major bank credit agreements aggregating $1.2 billion.

At June 30, 1995, the corporation had invested approximately $40 million for contracts relating to the corporation's planned joint venture with Petrochemical Industries Company in Kuwait. In July, the joint venture, Equate Petrochemical Company K.S.C. ("Equate") was formed and the corporation's investment increased to approximately $65 million. The level of additional firm future commitments in support of Equate was approximately $65 million at the end of July, 1995 and additional significant commitments are expected.




                         PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         See Note 6 to the corporation's consolidated financial statements on pages 9 through 11 of this 10-Q Report.

         As reported in the corporation's Form 10-Q for the period ended September 30, 1993, the U. S. Environmental Protection Agency ("EPA") announced on September 28, 1993, the service of an administrative complaint on Rhone-Poulenc Ag Company ("R-P") alleging violations of the Resource Conservation and Recovery Act ("RCRA") with respect to the operation of the hazardous waste boiler at Institute, West Virginia. The complaint sought a civil penalty of $915,125 against R-P. In June 1995, the EPA and R-P reached a settlement of this matter pursuant to which R-P agreed to pay a penalty of $244,924. Under an agreement between R-P and the corporation, the corporation may be required to indemnify R-P for a portion of this penalty.

         As reported in the corporation's Form 10-K for the period ended December 31, 1993, the EPA issued a complaint and compliance order to the corporation on February 23, 1994, alleging violations of RCRA at the South Charleston, West Virginia plant. The complaint sought a civil penalty of $320,300. On May 1, 1995, the corporation and EPA reached a settlement of this matter pursuant to which the corporation agreed to pay a penalty of $195,000.


Item 5.  Other Information

	On August 9, 1995, the corporation joined in UCAR International Inc.'s ("UCAR") initial public offering to sell its remaining equity interest in UCAR for net cash proceeds of approximately $200 million. This sale will result in a significant, nonrecurring gain that will be recorded in the third quarter of 1995.

	Pro Forma Financial Information.

	The unaudited pro forma information presented in Item 5 for the year ended December 31, 1994 is derived from UCC's audited consolidated statement of income for the year ended December 31, 1994. The unaudited pro forma information presented in this section for the six months ended June 30, 1995 is derived from UCC's unaudited condensed consolidated statement of income for the six months ended June 30, 1995, which includes all adjustments (consisting of only normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of such data. The unaudited pro forma information is presented for illustrative purposes only and does not purport to represent what UCC's results of operations would have been if the events described therein had occurred on the dates specified, nor are they intended to project UCC's results of operations for any future period. The unaudited pro forma information should be read in conjunction with UCC's consolidated financial statements and notes thereto which are contained in UCC's Annual Report on Form 10-K for the year ended December 31, 1994 and in Part I of this Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

	In the first quarter of 1995, UCC acquired 50% of the equity of Polimeri Europa, S.r.l., a joint venture company, and reduced its 50 percent interest in UCAR International Inc. ("UCAR"). Both of these transactions are reflected in UCC's Condensed Consolidated Balance Sheet as of June 30, 1995 included in Part I of this Form 10-Q for the quarter ended June 30, 1995. On August 9, 1995, the corporation joined in UCAR's initial public offering to sell its remaining equity interest in UCAR for net cash proceeds of approximately $200 million. The pro forma effect of this sale on the corporation's June 30, 1995 balance sheet is immaterial. A description of each of these transactions and of their related pro forma effects on UCC's income statements for the year ended December 31, 1994 and the quarter ended June 30, 1995 follows.


	(1)  Polimeri Europa Equity Acquisition

	On March 31, 1995, UCC acquired 50% of the equity of Polimeri Europa, S.r.l., a joint venture company. EniChem S.p.A. retained the other
50% of the equity in PE. In anticipation of UCC's acquisition of its equity interest, EniChem had transferred to PE all of its polyethylene business, excluding its wire and cable compounds business. The purchase price for UCC's 50% share of the joint venture's equity was DM323,000,000 ($216 million), and was determined by arms-length negotiations between UCC and EniChem.

	The joint venture's business includes polyethylene production and research and development facilities in Italy, Germany and France, ethylene steam crackers in Italy and France, EniChem's polyethylene resin technology, and EniChem's polyethylene sales activities. The venture also holds a non-exclusive license of UCC's UNIPOL technology. The shareholders intend to use the joint venture's assets to continue to operate the polyethylene business.

	If this acquisition had occurred effective January 1, 1994, UCC's share of net income from corporate investments carried at equity and net income - common stockholders for the year ended December 31, 1994 would have decreased less than $1 million.

	During the first half of 1995 PE experienced higher prices for substantially all of its products. If this acquisition had occurred effective January 1, 1995, UCC's share of net income from corporate investments carried at equity and net income - common stockholders for the six months ended June 30, 1995 would have increased by $27 million, and earnings per share would have increased $0.19 per share, primary, or $0.17 per share, fully diluted.




	(2)  UCAR International Recapitalization and Sales

	On January 26, 1995, UCC and Mitsubishi Corporation of Japan ("Mitsubishi") concluded the sale of newly issued common stock representing 75% of UCAR International Inc.'s outstanding shares to a new company formed by Blackstone Capital Partners II Merchant Banking Fund L.P. UCAR had been a 50/50 joint venture of UCC and Mitsubishi.

	UCC received $343 million in net cash proceeds and retained a 25% equity interest in UCAR. The transaction resulted in a nonrecurring gain of $220 million ($154 million after tax, or $1.06 per share, primary, or $0.95 per share, fully diluted). UCC used a portion of the cash proceeds for the acquisition of a 50% interest in Polimeri Europa, S.r.l., and the remainder for general corporate purposes.

	On August 9, 1995, the corporation joined in UCAR's initial public offering to sell its remaining equity interest in UCAR for net cash proceeds of approximately $200 million. This sale will result in a significant, nonrecurring gain that will be recorded in the third quarter of 1995.

	If these transactions had occurred effective January 1, 1994, UCC's share of net income from corporate investments carried at equity and net income - common stockholders for the year ended December 31, 1994 would have been reduced by $54 million, and earnings per share would have decreased $0.35 per share, primary, or $0.32 per share, fully diluted.

	If these transactions had occurred effective January 1, 1995, UCC's share of net income from corporate investments carried at equity and net income - common stockholders for the six months ended June 30, 1995 would have been reduced by $4 million, and earnings per share would have decreased $0.03 per share, primary and fully diluted.


	Summary of Pro Forma Effects of 1995 Transactions

	Had the Polimeri Europa equity acquisition and the UCAR International recapitalization and sale transactions occurred effective January 1, 1994, UCC's share of net income from corporate investments carried at equity and net income - common stockholders for the year ended
December 31, 1994 would have been reduced by $54 million, or $0.35 per share, primary, or $0.32 per share, fully diluted.

	Had the Polimeri Europa equity acquisition and the UCAR International recapitalization and sale transactions occurred effective January 1, 1995, UCC's equity share of net income from corporate investments carried at equity and net income - common stockholders for the six months ended June 30, 1995 would have been increased by $23 million, or $0.16 per share, primary, or $0.14 per share, fully diluted.

	The weighted average number of common shares used for the pro forma earnings per share calculations for the six months ended June 30, 1995 and the year ended December 31, 1994 is 142,886,593 and 154,174,788 primary, respectively, and 159,794,027 and 170,886,405 fully diluted, respectively.



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              The following exhibits are filed as part of this report:

                  11  -  Computation of Earnings Per Share
                  27  -  Financial Data Schedule.

         (b) The corporation's Form 8-K dated April 10, 1995 as amended by Form 8-K/A on May 26, 1995, reported the joint announcement by the corporation and EniChem S.p.A. of the establishment of a new company, Polimeri Europa S.r.l., which constitutes a 50-50 joint venture between the two companies.








                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNION CARBIDE CORPORATION
                                                       (Registrant)




Date:  August 14, 1995                       By:        John K. Wulff
                                                        JOHN K. WULFF
                                                 Vice-President, Controller
                                                  and Principal Accounting
                                                           Officer



                                EXHIBIT INDEX



Exhibit                                                             Page
  No.                             Exhibit                            No.

  11        Computation of Earnings Per Share                        22

  27        Financial Data Schedule                                  23