Form 10-Q/A
period 1995-06-30
UNION CARBIDE CORP /NEW/
filed 1995-10-05
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C  20549
                               FORM 10-Q/A No. 1



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes    X    No ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at July 31, 1995
Common Stock, $1 par value                             135,714,739 shares


              Total number of sequentially numbered pages in this filing, including exhibits thereto:  7
















The undersigned registrant hereby amends "Note 6. - Commitments and Contingencies" in Financial Statements - Notes to Condensed Consolidated Financial Statements - Union Carbide Corporation and Subsidiaries, and "Results of Operations" in Discussion and Analysis of Results of Operations and Financial Condition, in Part I of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.





                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNION CARBIDE CORPORATION
                                                       (Registrant)




Date:  October 5, 1995                       By:        /s/John K. Wulff
                                                        JOHN K. WULFF
                                                 Vice-President, Controller
                                                  and Principal Accounting
                                                           Officer



                    UNION CARBIDE CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At June 30, 1995, the corporation had established environmental remediation accruals in the amount of $309 million. These accruals have two components, estimated future expenditures for site investigation/cleanup and estimated expenditures for closure/postclosure activities. In addition, the corporation had environmental loss contingencies of $181 million.

The corporation has sole responsibility for the remediation of approximately half of its environmental sites. These sites are well advanced in the investigation/cleanup stage. The corporation's environmental accruals at June 30, 1995 included $243 million for these sites, of which $104 million was for estimated future expenditures for site investigation/cleanup and $139 million was for estimated future expenditures for closure/postclosure activities. In addition, $83 million of the corporation's environmental loss contingencies related to these sites. The site with the largest total potential cost to the corporation is a non-operating site. Of the above accruals, this site accounted for $48 million, of which $26 million was for estimated future expenditures for site investigation/cleanup and $22 million was for estimated future expenditures for closure/postclosure activities. In addition, $27 million of the above environmental loss contingencies related to this site.

The corporation does not have sole responsibility at the remainder of its environmental sites. All of these sites are in the investigation/cleanup stage. The corporation's environmental accruals at June 30, 1995 included $66 million for estimated future expenditures for site investigation/cleanup at these sites. In addition, $98 million of the corporation's environmental loss contingencies related to these sites.
The largest of these sites is also a non-operating site. Of the above accruals, this site accounted for $21 million for estimated future expenditures for site investigation/cleanup. In addition, $17 million of the above environmental loss contingencies related to this site.



In 1994 worldwide expenses of continuing operations related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, totaled $153 million. Expenses in 1993 and 1992 were $149 million and $150 million, respectively. While estimates of the costs of environmental protection for 1995 are necessarily imprecise, the corporation estimates that the level of these expenses will not change materially.

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

Based upon a sampling of claims filed, the Court determined that the total amount of current claims likely to be approved for payment would substantially exceed the $1.2 billion designated under the original settlement schedule. Consequently, the defendants and the Plaintiffs' Negotiating Committee, at the request of the Court, have been negotiating to reconsider the structure and funding of the settlement. Recently, negotiators for certain manufacturers reached preliminary agreement on a revised settlement agreement, subject to appropriate corporate approvals.
The corporation is not a party to the proposed agreement but continues to negotiate with the Plaintiffs' Negotiating Committee. At this time it is not possible to predict whether the corporation will choose to participate in a revised settlement agreement. Dow Corning Corporation, the largest contributor to the original settlement, has sought protection under Chapter 11 of the United States Bankruptcy Code. It is too early to assess the effect of Dow Corning's bankruptcy petition on the settlement. The corporation has previously recorded a liability for $138 million, and an insurance recovery receivable of $103 million, resulting in a net before-tax charge of $35 million for this litigation. Although insurance coverage is subject to issues as to scope and application of policies, retention limits, exclusions and policy limits, and the insurers have reserved their right to deny coverage, the corporation believes that after probable insurance recoveries neither the settlement, the lack of a settlement, nor litigation outside the settlement will have a material adverse effect on the consolidated financial position of the corporation.

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

Estimates of future expenses related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, and of future capital expenditures relating to environmental protection, have not changed materially since December 31, 1994. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. The corporation's environmental exposures are discussed in more detail in the Commitments and Contingencies footnote to the financial statements on pages 9 through 11 of this report on Form 10-Q.

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


- 7 -