Form 10-Q
period 1995-09-30
UNION CARBIDE CORP /NEW/
filed 1995-11-13
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C  20549
                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995

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

           Class                               Outstanding at October 31, 1995
Common Stock, $1 par value                           136,113,325 shares


              Total number of sequentially numbered pages in this filing, including exhibits thereto:  22




                                     INDEX




PART I. FINANCIAL INFORMATION

                                                                         PAGE
  Financial Statements

    Condensed Consolidated Statement of Income -
      Union Carbide Corporation and Subsidiaries -
      Quarter Ended September 30, 1995 and 1994....................        3

    Condensed Consolidated Statement of Income -
      Union Carbide Corporation and Subsidiaries -
      Nine Months Ended September 30, 1995 and 1994................        4

    Condensed Consolidated Balance Sheet - Union Carbide
      Corporation and Subsidiaries - September 30, 1995 and
      December 31, 1994............................................        5

    Condensed Consolidated Statement of Cash Flows -
      Union Carbide Corporation and Subsidiaries -
      Nine Months Ended September 30, 1995 and 1994................        6

  Notes to Condensed Consolidated Financial Statements -
      Union Carbide Corporation and Subsidiaries...................       7-13

  Discussion and Analysis of Results of Operations
    and Financial Condition........................................      14-17



PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.......................................       18

  Item 6.  Exhibits and Reports on Form 8-K........................       18

  Signature........................................................       19

  Exhibit Index....................................................       20



                        PART I. FINANCIAL INFORMATION

                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                         Millions of dollars
                                                     (Except per share figures)
                                                       Quarter ended Sept. 30,
                                                           1995        1994

NET SALES                                                $ 1,495     $ 1,252

  Cost of sales, exclusive of depreciation and
    amortization                                           1,038         953
  Research and development                                    36          35
  Selling, administration and other expenses(a)              148          69
  Depreciation and amortization                               72          69
  Interest on long-term and short-term debt                   23          22
  Partnership income                                          26          21
  Other expense (income) - net                              (171)          7

INCOME BEFORE PROVISION FOR INCOME TAXES                     375         118
  Provision for income taxes                                 122          35

INCOME OF CONSOLIDATED COMPANIES                             253          83
  Income from corporate investments carried at equity         24          13
NET INCOME                                                   277          96
  Preferred stock dividends, net of income taxes               2           2
NET INCOME - COMMON STOCKHOLDERS                         $   275     $    94

Earnings per common share
  Primary                                                $  1.96     $  0.61
  Fully diluted                                          $  1.77     $  0.57
Cash dividends per common share                          $  0.1875   $  0.1875



(a) Selling, administration and other expenses include:
      Selling                                            $    32     $    31
      Administration                                          96          21
      Other expenses                                          20          17
                                                         $   148     $    69


The Notes to Condensed Consolidated Financial Statements on Pages 7 through 13 should be read in conjunction with this statement.



                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME


                                                         Millions of dollars
                                                     (Except per share figures)
                                                    Nine months ended Sept. 30,
                                                           1995        1994


NET SALES                                                $ 4,489     $ 3,555

  Cost of sales, exclusive of depreciation and
    amortization                                           3,140       2,715
  Research and development                                   106         100
  Selling, administration and other expenses(a)              306         213
  Depreciation and amortization                              227         203
  Interest on long-term and short-term debt                   64          58
  Partnership income                                         121          73
  Other expense (income) - net                              (216)         59

INCOME BEFORE PROVISION FOR INCOME TAXES                     983         280
  Provision for income taxes                                 303          83

INCOME OF CONSOLIDATED COMPANIES                             680         197
  Income from corporate investments carried at equity         55          35
NET INCOME                                                   735         232
  Preferred stock dividends, net of income taxes               7           7
NET INCOME - COMMON STOCKHOLDERS                         $   728     $   225

Earnings per common share
  Primary                                                $  5.11     $  1.44
  Fully diluted                                          $  4.61     $  1.35
Cash dividends per common share                          $  0.5625   $  0.5625



(a) Selling, administration and other expenses include:
      Selling                                            $    95     $    92
      Administration                                         159          74
      Other expenses                                          52          47
                                                         $   306     $   213


The Notes to Condensed Consolidated Financial Statements on Pages 7 through 13 should be read in conjunction with this statement.


                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET

                                                     Millions of dollars
                                                     Sept. 30,  Dec. 31,
                                                       1995       1994

ASSETS
  Cash and cash equivalents                           $  498     $  109
  Notes and accounts receivable                        1,024        898
  Inventories                                            496        390
  Prepaid expenses                                       194        217
  Total current assets                                 2,212      1,614

  Property, plant and equipment                        6,254      5,889
  Less: Accumulated depreciation                       3,554      3,347
  Net fixed assets                                     2,700      2,542

  Companies carried at equity                            694        418
  Other investments and advances                          85         88
  Total investments and advances                         779        506

  Other assets                                           394        366

  Total assets                                        $6,085     $5,028


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                    $  290     $  326
  Short-term debt                                         18         28
  Payments to be made within 1 year on
    long-term debt                                        17         19
  Accrued income and other taxes                         308        179
  Other accrued liabilities                              669        733
  Total current liabilities                            1,302      1,285

  Long-term debt                                       1,287        899
  Postretirement benefit obligation                      501        488
  Other long-term obligations                            794        537
  Deferred credits                                       191        242
  Minority stockholders' equity in consolidated
    subsidiaries                                          24         24
  Convertible preferred stock - ESOP                     146        148
  Unearned employee compensation - ESOP                  (99)      (104)
  UCC stockholders' equity:
    Common stock authorized - 500,000,000 shares
    Common stock issued     - 154,609,669 shares         155        155
    Additional paid-in capital                           345        369
    Translation and other equity adjustments              (6)       (59)
    Retained earnings                                  1,984      1,333
                                                       2,478      1,798
    Less: Treasury stock, at cost-18,697,786 shares
                (10,197,367 shares in 1994)              539        289
  Total UCC stockholders' equity                       1,939      1,509
  Total liabilities and stockholders' equity          $6,085     $5,028

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 13 should be read in conjunction with this statement.



                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Millions of dollars
                                               Nine months ended Sept. 30,
                                                     1995         1994
                                                  Increase (decrease) in
                                                cash and cash equivalents
OPERATIONS
  Income                                            $ 735        $ 232
  Noncash charges (credits) to net income
    Depreciation and amortization                     227          203
    Deferred income taxes                             (47)           7
    Other noncash charges                             183           35
  Investing debits to net income                     (382)         (18)
  Working capital(a)                                 (233)        (236)
  Long-term assets and liabilities                     44          109
Cash Flow From Operations                             527          332
INVESTING
  Capital expenditures                               (364)        (269)
  Investments                                        (298)         (43)
  Purchase of fixed and other assets                  (80)           -
  Sale of investments                                 552           87
  Sale of fixed and other assets                       36           47
Cash Flow Used for Investing                         (154)        (178)
FINANCING
  Change in short-term debt (three months or less)    (10)          65
  Proceeds from short-term debt                         -            4
  Proceeds from long-term debt                        402           17
  Repayment of long-term debt                         (18)         (33)
  Issuance of common stock                             68           59
  Repurchase of common stock                         (343)        (161)
  Payments of dividends                               (87)         (95)
  Other                                                 3            6
Cash Flow From (Used for) Financing                    15         (138)
  Effect of exchange rate changes on cash and
    cash equivalents                                    1            -
      Change in cash and cash equivalents             389           16
      Cash and cash equivalents beginning-of-period   109          108
Cash and cash equivalents end-of-period             $ 498        $ 124

Cash paid for interest and income taxes
  Interest (net of amount capitalized)              $  59        $  75
  Income taxes                                      $ 221        $  49

_____________

(a) Net change in working capital by component (excluding cash and cash equivalents, deferred income taxes and short-term debt):

(Increase) decrease in current assets
  Notes and accounts receivable                 $(134)       $(214)
  Inventories                                     (91)         (16)
  Prepaid expenses                                 23           (6)
Decrease in payables and accruals                 (31)           -
Working capital                                 $(233)       $(236)


The Notes to Condensed Consolidated Financial Statements on Pages 7 through 13 should be read in conjunction with this statement.


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


2.  Acquisitions, Dispositions and Special Items

On January 26, 1995, the corporation and Mitsubishi Corporation concluded the sale of newly issued common stock of UCAR International Inc. ("UCAR") to a new company formed by Blackstone Capital Partners II Merchant Banking Fund L.P. ("Blackstone") and a repurchase of certain shares by UCAR that resulted in Blackstone acquiring a 75 percent interest in UCAR. The corporation received $343 million in net cash proceeds and retained a 25 percent equity interest in UCAR. This transaction resulted in a gain of $220 million ($154 million after-tax) and essentially eliminated the corporation's share of ongoing future earnings from UCAR. On August 9, 1995, the corporation joined in UCAR's initial public offering to sell its remaining equity interest in UCAR for net cash proceeds of $199 million. This sale resulted in a gain of $161 million ($99 million after tax). If these transactions had occurred effective January 1, 1995, the corporation's income from corporate investments carried at equity and net income - common stockholders for the nine months ended September 30, 1995 would have been reduced by $4 million, and earnings per share would have decreased $0.03 per share, primary and fully diluted. If these transactions had occurred effective January 1, 1994, the corporation's income from corporate investments carried at equity and net income - common stockholders for the nine months ended September 30, 1994 would have been reduced by $35 million, and earnings per share would have decreased $0.23 per share, primary, or $0.20 per share, fully diluted.

On March 31, 1995, the corporation acquired 50 percent of the equity of Polimeri Europa S.r.l. ("Polimeri Europa"), from EniChem S.p.A. ("EniChem"). Enichem retained the other 50 percent. In anticipation of the corporation's acquisition, Enichem had transferred to Polimeri Europa all of its polyethylene business, excluding its wire & cable compounds business. The purchase price for the corporation's 50 percent of the joint venture's equity was DM323 million ($216 million). If this acquisition had occurred effective January 1, 1995, the corporation's income from corporate investments carried at equity and net income - common stockholders for the nine months ended September 30, 1995 would have increased by $27 million, and earnings per share would have increased $0.19 per share, primary, or $0.17 per share, fully diluted. If this acquisition had occurred effective January 1, 1994, the corporation's income from corporate investments carried at equity and net income - common stockholders for the nine months ended September 30, 1994 would have decreased by $22 million, and earnings per share would have decreased $0.14 per share, primary, or $0.13 per share, fully diluted.

If both the Polimeri Europa equity acquisition and the UCAR recapitalization and sale transactions had occurred effective January 1, 1995, the corporation's income from corporate investments carried at equity and net income - common stockholders for the nine months ended September 30, 1995 would have increased by $23 million, or $0.16 per share, primary, or $0.14 per share, fully diluted. If these transactions had occurred effective January 1, 1994, the corporation's income from corporate investments carried at equity and net income - common stockholders for the nine months ended September 30, 1994 would have decreased by $57 million, or $0.37 per share, primary, or $0.33 per share, fully diluted. The weighted average number of common shares used for the pro forma earnings per share calculations for the nine months ended September 30, 1995 and 1994 is 142,086,594 and 154,976,847 primary, respectively, and 159,223,673 and 172,332,479 fully diluted, respectively.

On February 1, 1995, the corporation purchased the ethylene oxide derivative businesses from Imperial Chemical Industries of London for $80 million in cash.

On July 15, 1995, the corporation, Petrochemical Industries Company of Kuwait and Boubyan Petrochemical Company executed final agreements to formally establish Equate Petrochemical Company K.S.C. ("Equate"), their joint venture for development of a world-scale petrochemicals complex in Kuwait. Construction of the facility is targeted for a mid-1997 completion date. At September 30, 1995, the corporation had invested approximately $75 million on behalf of the venture and had additional commitments approximating $225 million. Additional significant commitments are anticipated.

During the first quarter of 1995, the corporation recognized a non-recurring, non-cash charge of $191 million ($134 million after-tax) for future minimum lease payments on unused office space, primarily at the corporation's Danbury headquarters. The headquarters charge reflects the pro rata costs of unused office space over the remaining term of the lease, which runs to 2006, less anticipated net sublease income. Neither the expected future costs nor expected net sub-lease revenues were discounted. In addition, for accounting purposes, the corporation reduced the depreciable lives of certain computer equipment, resulting in an increase in depreciation expense of $12 million ($8 million after-tax).

During the third quarter of 1995, the corporation recorded a charge of $68 million ($49 million after tax) for postemployment benefits. The charge includes severance costs relating to future staff reductions associated with work process simplification efforts and changes in the corporation's severance benefits.




3.  Segment Information

The company's operations are classified into two main business segments, Basic Chemicals & Polymers and Specialties & Intermediates. The Basic Chemicals & Polymers Segment includes the corporation's ethylene and propylene manufacturing operations as well as the production of first level ethylene derivatives - polyethylene and ethylene oxide/glycol. The Specialties & Intermediates Segment includes the corporation's specialty chemicals and polymers product lines, licensing and solvents and chemical intermediates. The corporation's non-core operations and financial transactions are included in "Other".

Information about the corporation's operations in its business segments for the third quarter of 1995 and 1994, the nine month periods ended September 30, 1995 and 1994, and calendar years 1994, 1993 and 1992 is as follows:

                                         Millions of dollars
                                  Quarter ended    Nine months ended
                                  September 30,      September 30,
                                  1995     1994      1995     1994
Sales
Basic Chemicals & Polymers       $  565   $  369    $1,590   $  987
Specialties & Intermediates       1,014      925     3,117    2,694
Intersegment Eliminations           (84)     (42)     (218)    (126)
Total                            $1,495   $1,252    $4,489   $3,555


Operating Profit
Basic Chemicals & Polymers       $  121   $    2    $  329   $  (75)
Specialties & Intermediates         115      145       532      470
Other                               162       (7)      186      (57)
Total                            $  398   $  140    $1,047   $  338


Depreciation and Amortization
Basic Chemicals & Polymers       $   27   $   25    $   82   $   77
Specialties & Intermediates          45       44       145      126
Total                            $   72   $   69    $  227   $  203


Capital Expenditures
Basic Chemicals & Polymers       $   39   $   46    $   98   $  110
Specialties & Intermediates         114       67       266      159
Total                            $  153   $  113    $  364   $  269

                                        Millions of dollars

                                      Year ended December 31,
                                      1994     1993      1992
Sales
Basic Chemicals & Polymers           $1,411   $1,324    $1,422
Specialties & Intermediates           3,636    3,487     3,619
Intersegment Eliminations              (182)    (171)     (169)
Total                                $4,865   $4,640    $4,872


Operating Profit
Basic Chemicals & Polymers           $  (22)  $ (208)   $ (133)
Specialties & Intermediates             634      526       422
Other                                   (61)     (21)       35
Total                                $  551   $  297    $  324


Depreciation and Amortization
Basic Chemicals & Polymers           $  105   $   99    $  110
Specialties & Intermediates             169      177       183
Total                                $  274   $  276    $  293


Capital Expenditures
Basic Chemicals & Polymers           $  156   $  155    $  216
Specialties & Intermediates             253      240       143
Total                                $  409   $  395    $  359



Following is an analysis of identifiable assets by segment:

                                           Millions of dollars
                                  Sept. 30,      Dec. 31,      Dec. 31,
                                    1995           1994          1993
Basic Chemicals & Polymers         $2,010         $1,511        $1,363
Specialties & Intermediates         3,438          3,111         2,869
Other                                 637            406           457
Total                              $6,085         $5,028        $4,689



Sales of the Basic Chemicals & Polymers Segment include intersegment sales, principally ethylene oxide, which are made at the estimated market value of the products transferred. Operating profit is income before provision for income taxes and interest expense.

The operating profit of the Basic Chemicals & Polymers Segment for the first nine months of 1995 includes a $20 million charge in the third quarter for postemployment benefits. The operating profit of the Specialties & Intermediates Segment for the first nine months of 1995 includes a $48 million charge in the third quarter for postemployment benefits and an increase of $12 million in depreciation expense related to a reduction in the depreciable lives of certain computer equipment. Other operating profit for the first nine months of 1995 includes a gain of $381 million on the sales of the corporation's interest in UCAR International Inc., of which $161 million was recognized in the third quarter, and a charge of $191 million for future lease payments on unused office space primarily at the corporation's Danbury headquarters.

The 1994 operating profit of the Specialties & Intermediates Segment includes an $81 million gain on the sale of a manufacturing facility and distribution terminal in Hong Kong, a $74 million charge for litigation costs and other costs primarily related to divested operations and, in the first nine month period of the year, a $24 million gain on a preferred stock investment in the OrganoSilicon business ("OSi"). Other 1994 operating profit includes, in the first nine months of the year, a $24 million charge from the write-down and sale of the corporation's stockholding in Union Carbide India Limited and a $12 million loss on the sale of the corporation's interest in a uranium mill and certain uranium mines.

The 1993 operating profit of the Basic Chemicals & Polymers Segment includes a $46 million charge from the shut-down of an ethylene oxide/glycol manufacturing facility at Montreal East, Quebec, Canada and a $9 million loss on the write-down of a Canadian business. The 1993 operating profit of the Specialties & Intermediates Segment includes a $54 million gain from the sale of OSi and a $9 million loss on the sale of a medical device company. Other 1993 operating profit includes a gain of $8 million on the sale of a corporate aircraft.

The 1992 operating profit of the Specialties & Intermediates Segment includes a $35 million charge for severance expense associated with the corporation's profit improvement program and a $25 million gain from the settlement of a patent infringement case. Other 1992 operating profit includes a $34 million gain on the sales of the corporation's investments in Exel Limited, a casualty insurance company, an $8 million gain on the sale of a corporate aircraft, a $21 million charge related to discontinued and noncore businesses, and $9 million of debt redemption costs.


4.  Long-Term Debt

On June 1, 1995 the corporation completed a $400 million, two-part public offering of debt securities. It consisted of $150 million principal amount of 7.50 percent 30-year debentures due June 1, 2025; and $250 million principal amount of 6.79 percent 30-year debentures due
June 1, 2025, with a one-time option for investors to redeem the bonds on June 1, 2005.


5.  Common Stock

On July 26, 1995, the board of directors of the corporation increased the number of shares that may be repurchased under the existing common stock repurchase program to 40 million shares. Through September 30, 1995, the corporation had repurchased 27,249,378 shares since inception of the program (11,937,118 during 1995) at an average effective price of $27.449 per share. The corporation will continue to acquire additional shares from time to time at prevailing market prices, at a rate consistent with the combination of corporate cash flow and market conditions.

In conjunction with the corporation's common stock buyback program, put options were sold in a series of private placements entitling the holders to sell 5.5 million shares of common stock to UCC, at specified prices upon exercise of the options. Since inception of this program, through September 30, 1995, options representing 3,863,800 common shares have expired unexercised, while options representing 1,136,200 shares were exercised for $35 million, or an average price of $30.86 per share. Options representing 450,000 shares remain outstanding at September 30, 1995.

Premiums received since the inception of the program have reduced the average price of repurchased shares from $27.611 per share to $27.449 per share.


6.  Inventories

                                                  Millions of dollars
                                                 Sept. 30,     Dec. 31,
                                                   1995          1994
Raw materials and supplies                        $   113      $   103
Work in process                                        39           41
Finished goods                                        344          246
                                                  $   496      $   390


7.  Commitments and Contingencies

The corporation has entered into 3 major agreements for the purchase of ethylene-related products and 3 other purchase agreements in the U.S. and Canada. The net present value of the fixed and determinable portion of these obligations at September 30, 1995 totaled $397 million.

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



At September 30, 1995, the corporation had established environmental remediation accruals in the amount of $325 million. These accruals have two components, estimated future expenditures for site investigation/cleanup and estimated expenditures for closure/postclosure activities. In addition, the corporation had environmental loss contingencies of $152 million.

The corporation has sole responsibility for the remediation of approximately half of its environmental sites. These sites are well advanced in the investigation/cleanup stage. The corporation's environmental accruals at September 30, 1995 included $237 million for these sites, of which $105 million was for estimated future expenditures for site investigation/cleanup and $132 million was for estimated future expenditures for closure/postclosure activities. In addition, $68 million of the corporation's environmental loss contingencies related to these sites. The site with the largest total potential cost to the corporation is a non-operating site. Of the above accruals, this site accounted for $48 million, of which $26 million was for estimated future expenditures for site investigation/cleanup and $22 million was for estimated future expenditures for closure/postclosure activities. In addition, $15 million of the above environmental loss contingencies related to this site.

The corporation does not have sole responsibility at the remainder of its environmental sites. All of these sites are in the investigation/cleanup stage. The corporation's environmental accruals at September 30, 1995 included $88 million for estimated future expenditures for site investigation/cleanup at these sites. In addition, $84 million of the corporation's environmental loss contingencies related to these sites. The largest of these sites is also a non-operating site. Of the above accruals, this site accounted for $19 million for estimated future expenditures for site investigation/cleanup. In addition, $18 million of the above environmental loss contingencies related to this site.

In 1994, worldwide expenses of continuing operations related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, totaled $153 million. Expenses in 1993 and 1992 were $149 million and $150 million, respectively. While estimates of the costs of environmental protection for 1995 are necessarily imprecise, the corporation estimates that the level of these expenses will not change materially.

The corporation had additional contingent obligations at September 30, 1995 of $93 million, principally related to obligations assumed by purchasers of UCC facilities for which UCC is primarily liable, litigation, discounted receivables from customers, guarantees of debt and performance agreements.

See Note 16 of Notes to Financial Statements in the corporation's 1994 Annual Report to Stockholders for information with respect to matters and proceedings arising from or related to the December 3, 1984 methyl isocyanate incident at the plant at Bhopal, India, owned and operated by Union Carbide India Ltd.

The corporation is one of a number of defendants named in approximately 4,379 lawsuits, some of which have more than one plaintiff, involving silicone gel breast implants. The corporation was not a manufacturer of breast implants but did supply generic bulk silicone materials to the industry. Also, in 1990 the corporation acquired and in 1992 divested the stock of a small specialty silicones company which, among other things, supplied silicone gel intermediates and silicone dispersions for breast implants. In 1993, most of the suits that were brought in Federal courts were consolidated for pre-trial purposes in the United States District Court, Northern District of Alabama. In 1994, the corporation provisionally joined a multi-billion dollar settlement of the claims consolidated in that Court.

Claimants were entitled to submit claims or to opt out of the settlement. The settlement provided for a schedule of specific payments to current claimants, based upon the nature of their claimed injuries, which payments would be reduced in the event current claims submitted exceeded the aggregate of $1.2 billion dollars allocated to those claims.

Based upon a sampling of claims filed, the Court determined that the total amount of current claims likely to be approved for payment would substantially exceed the $1.2 billion designated under the original settlement schedule. Consequently, the defendants and the Plaintiffs' Negotiating Committee, at the request of the Court, have been negotiating to reconsider the structure and funding of the settlement. Recently, negotiators for certain manufacturers reached preliminary agreement on a revised settlement agreement, subject to appropriate corporate approvals.
The corporation is not a party to the proposed agreement but continues to participate in discussions regarding a revised settlement. At this time it is not possible to predict whether the corporation will choose to participate in a revised settlement agreement. The corporation has previously recorded a liability for $138 million, and an insurance recovery receivable of $103 million, resulting in a net before-tax charge of $35 million for this litigation. Although insurance coverage is subject to issues as to scope and application of policies, retention limits, exclusions and policy limits, and the insurers have reserved their right to deny coverage, the corporation believes that after probable insurance recoveries neither the settlement, the lack of a settlement, nor litigation outside the settlement will have a material adverse effect on the consolidated financial position of the corporation.

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


              DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION

Overview

The corporation reported third quarter, 1995 net income available to common stockholders of $275 million, or $1.77 per share, fully diluted ($1.96 per share, primary). For the first nine months of 1995 net income available to common stockholders was $728 million, or $4.61 per share, fully diluted ($5.11 per share, primary).

For the corresponding quarter in 1994 the corporation reported earnings of $94 million, or $0.57 per share, fully diluted ($0.61 per share, primary). For the first nine months of 1994 net income available to common shareholders was $225 million, or $1.35 per share, fully diluted ($1.44 per share, primary).

The corporation's earnings for both the three and nine month periods ending September 30, 1995 benefited from higher selling prices for most products as compared to the same periods in 1994. Third quarter margins were higher than those of the corresponding prior year period. Average selling prices improved, while raw material feedstock prices were slightly lower than in 1994. Total volumes declined slightly in the third quarter of 1995 in comparison to 1994, as a decrease in Specialties & Intermediates volumes more than offset an increase in the volumes of the Basic Chemicals & Polymers Segment. The corporation's partnerships and equity companies continue to contribute to the corporation's increase in profitability, both on a quarterly and year to date basis.

Beginning with this quarterly report on Form 10-Q, the corporation is providing disaggregated disclosure for two main business segments, Basic Chemicals & Polymers and Specialties & Intermediates.

While it is impossible to forecast the level of future prices for its major product lines, the corporation anticipates continued weakening in polyethylene prices over the remainder of the year, partially offset by improved ethylene glycol pricing. Operating profit of the corporation's Specialties & Intermediates business should improve in the fourth quarter due to the absence of a $48 million charge for postemployment benefits included in the Segment's third quarter 1995 operating profit. The outlook on market conditions for the corporation's major joint ventures generally tracks the outlook for the corporation.


Results of Operations

Sales increased over 19 percent in the third quarter, and over 26 percent in the first nine months, of 1995 over the same periods of 1994. Prices were higher on a quarter-to-quarter and nine month basis. Quarterly volumes declined 2 percent, and nine month volumes increased 1 percent, in comparison to the corresponding prior periods.

The corporation's variable margin for the third quarter of 1995 was
48.5 percent, compared to 44.9 percent in the third quarter of 1994. For the nine month period ending September 30, 1995 variable margin was 48.2 percent as opposed to 45.6 percent in the same period last year. Current year gross margin (variable margin less fixed manufacturing and distribution costs) continued to rise dramatically over 1994 reflecting the improved variable margins coupled with relatively modest increases in fixed manufacturing and distribution costs. Gross margin was 30.6 percent for the third quarter of 1995 (23.9 percent in the third quarter of 1994) and 30.1 percent for the nine month period ended September 30, 1995 (23.6 percent in the comparable prior year period). Fixed manufacturing and distribution costs increased
2.3 percent versus the prior year quarter and 4.4 percent versus the prior year nine month period due to the acquisition of ICI's ethylene oxide derivative businesses, increased employee profit sharing expense and expenses associated with increased capital spending.

Sales of the Basic Chemicals & Polymers Segment increased 53 percent to $565 million in the third quarter of 1995 from $369 million in the comparable quarter of 1994. Operating profit for the third quarter of 1995, which included a $20 million charge for postemployment benefits, increased to $121 million from $2 million. The increases are attributable to higher prices and increased ethylene oxide/glycol volumes.

Sales of the Specialties & Intermediates Segment increased 10 percent to $1,014 million in the third quarter of 1995 over that of 1994. Operating profit for the third quarter of 1995 was $115 million, versus $145 million for the comparable quarter of 1994. Improved prices, which more than offset small volume declines, accounted for the sales increase, while 1995 operating profit included a $48 million charge for postemployment benefits.

Selling, administrative and other expenses included a $68 million charge for postemployment benefits in the third quarter of 1995. Excluding this charge, selling, administrative and other expenses rose $11 million versus the third quarter of 1994, and rose $25 million for the nine month period of 1995 versus the comparable period in 1994. Additional expenses for employee profit sharing, the increased U.S. dollar equivalent cost of international overhead and administrative costs associated with new ventures caused these increases.

During the first quarter of 1995, the corporation reduced the depreciable lives of certain computer equipment resulting in a non-recurring increase in depreciation expense of $12 million. Depreciation in the third quarter of 1995 rose $3 million over the same period last year as a result of increased plant and equipment.

Partnership income increased $5 million in the third quarter of 1995 versus the comparable quarter in 1994, and increased $48 million for the nine months of 1995 over last year. While year to year comparisons are favorable, partnership results weakened during the third quarter of 1995 versus preceding quarters of the year as a result of declines in polymer prices which negatively impacted the polyolefins partnerships, as well as seasonal factors at UOP.

Other expense (income) - net for the first nine months of 1995 included the following items: a $381 million gain on the corporation's reduction of its equity interest in UCAR and a non-cash charge of $191 million for future minimum lease payments on unused office space, primarily at the corporation's Danbury headquarters. The headquarters charge reflects the pro rata costs of unused office space over the remaining term of the lease, which runs to 2006, less anticipated net sublease income. Neither the expected future costs nor expected net sub-lease revenues were discounted. Included in the first nine months of 1994 were a $24 million charge for the writeoff of the corporation's investment in India and associated costs, a $12 million charge on the proposed sale of the corporation's uranium mill and certain uranium mines to Energy Fuels, Ltd. and a $24 million gain on the sale of the corporation's preferred stock investment in OSi Specialties, Inc.

Interest expense increased $6 million in the first nine months of 1995 when compared to the same period last year reflecting higher interest rates and increased borrowings.

During the third quarter of 1995 earnings from the corporation's investments carried at equity included the results of Polimeri Europa, the newly formed Italian joint venture, which more than offset the absence of earnings from UCAR.

The corporation regularly reviews its assets with the objective of maximizing the deployment of resources in core operations. In this regard, UCC continues to consider strategies and/or transactions with respect to certain noncore assets and other assets not essential to the operation of the business that, if implemented, could result in material nonrecurring gains or losses.

Estimates of future expenses related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, and of future capital expenditures relating to environmental protection, have not changed materially since December 31, 1994. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. The corporation's environmental exposures are discussed in more detail in the Commitments and Contingencies footnote to the financial statements on pages 11 through 13 of this report on Form 10-Q.

The corporation has provisionally joined the multi-billion dollar silicone breast implant litigation settlement agreement, which is currently being renegotiated. This litigation is discussed in more detail in the "Commitments and Contingencies" footnote to the financial statements on pages 11 through 13 of this report on Form 10-Q.

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


Financial Condition - September 30, 1995

Cash flow from operations was $527 million for the first nine months of 1995, an improvement of $195 million versus the comparable period of 1994. Higher prices and volumes for the corporation's main products resulted in a significant earnings increase, the effect of which was partly offset by an increase in working capital. Other non-cash charges include the first quarter 1995 $191 million undiscounted charge for future minimum lease payments on unused office space and a $68 million charge for postemployment benefits related to staff reductions associated with work process simplification efforts and changes in the corporation's severance benefits. Investing debits to net income include the $381 million gain on the sale of the corporation's interest in UCAR.

Cash flow used for investing totaled $154 million for the first nine months compared to $178 million in 1994. In the first nine months of 1995, the corporation purchased a 50 percent interest in Polimeri Europa for $216 million and the ethylene oxide derivative businesses of ICI for $80 million, and received $542 million for its equity interest in UCAR. In 1994, the corporation invested $26 million in a Brazilian ethylene company and received $86 million from the sale of its remaining preferred stock investment in OSi Specialties, Inc.

On July 15, 1995, the corporation, Petrochemical Industries Company of Kuwait and Boubyan Petrochemical Company executed final agreements to formally establish Equate Petrochemical Company K.S.C. ("Equate"), their joint venture for development of a world-scale petrochemicals complex in Kuwait. Construction of the facility is targeted for a mid-1997 completion date. At September 30, 1995, the corporation had invested approximately $75 million on behalf of the venture and had additional commitments approximating
$225 million.  Additional significant commitments are anticipated.

Capital expenditures increased by $95 million in 1995 versus the same period in 1994. Major projects include the UNIPOL II Unit at Taft (Star plant), La., a butanol unit and cogeneration facility at Taft, La., the ethylene propylene rubber project at Seadrift, Tx., an energy systems renewal unit at Texas City, Tx. and an upgrade to the information technology infrastructure in preparation for the installation of integrated information technology systems throughout the corporation.

Cash flow from financing was $15 million for the first nine months of 1995, representing an increase of $153 million over the same period in 1994. In June 1995 the corporation completed a $400 million, two-part public offering of debt securities which was used in part to refinance existing short-term debt. Through the first nine months of 1995, the corporation repurchased
11.9 million shares of common stock for $343 million. Since 1993, the corporation has purchased 27.2 million shares for approximately $750 million pursuant to board authorizations to repurchase up to a total of 40 million shares. The corporation intends to acquire additional shares from time to time at prevailing market rates consistent with the combination of corporate cash flow and market conditions. Cash dividends to UCC common stockholders amounted to $78 million in the first nine months of 1995 and $85 million in the first nine months of 1994.

The corporation's ratio of debt to total capital increased to 40.3 percent at September 30, 1995 from 38.2 percent at December 31, 1994. At September 30, 1995 there were no outstanding borrowings under the existing major bank credit agreements aggregating $1.2 billion.




                         PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

	See Note 7 to the corporation's consolidated financial statements on pages 11 through 13 of this 10-Q Report.

	As reported in the corporation's Form 10-K for the period ended December 31, 1994, on February 14, 1995 the U.S. Environmental Protection Agency ("EPA") issued a complaint to the corporation alleging violations of the Federal Insecticide, Fungicide, and Rodenticide Act with a proposed civil penalty of $400,000. This matter concerns a discontinued medical instrument sterilant. The corporation voluntarily requested cancellation of its pesticide registration. On October 10, 1995, a settlement of that matter was approved by the EPA Environmental Appeals Board pursuant to which the corporation agreed to pay a penalty of $80,000.

	As reported in the corporation's Form 10-Q for the period ended March 31, 1994, on March 31, 1994 the EPA filed a complaint against the corporation alleging violations of the Federal Resource Conservation and Recovery Act and the Texas Solid Waste Disposal Act at the corporation's Texas City, Texas plant. The complaint sought a civil penalty of $139,000. On October 26, 1995, a settlement of this matter was approved by the Regional Administrator of Region VI of EPA pursuant to which the corporation agreed to pay a civil penalty of $61,000.


Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits.

              The following exhibits are filed as part of this report:

                  11  -  Computation of Earnings Per Share
                  27  -  Financial Data Schedule.

         (b) No reports on Form 8-K were filed for the three months ended September 30, 1995








                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNION CARBIDE CORPORATION
                                                       (Registrant)




Date:  November 13, 1995                     By:        /s/John K. Wulff
                                                        JOHN K. WULFF
                                                 Vice-President, Controller
                                                  and Principal Accounting
                                                           Officer



                                EXHIBIT INDEX



Exhibit                                                             Page
  No.                             Exhibit                            No.

  11        Computation of Earnings Per Share                        21

  27        Financial Data Schedule                                  22