Form 10-K405
period 1995-12-31
UNION CARBIDE CORP /NEW/
filed 1996-03-22
CIK 100790

Securities and Exchange Commission, Washington, D.C. 20549

Annual Report on Form 10-K for the year ended December 31, 1995.
Filed pursuant to Section 13 of the Securities Exchange Act of 1934. Commission file number 1-1463

Union Carbide Corporation
1995 10-K


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

At February 29, 1996, 134,453,586 shares of common stock were outstanding. Non-affiliates held 133,670,038 of those shares, of which the aggregate market value was $6.015 billion.

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

Annual report to stockholders for the year ended December 31, 1995 (Parts I and II)
Proxy statement for the annual meeting of stockholders to be held on April 24, 1996 (Part III)


Table of Contents

Part I
Item 1:   Business                                                       1
Item 2:   Properties                                                     3
Item 3:   Legal Proceedings                                              4
Item 4:   Submission of Matters to a Vote of Security Holders            4

Part II
Item 5:   Market for Registrant's Common Equity and Related
            Stockholder Matters                                          5
Item 6:   Selected Financial Data                                        5
Item 7:   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    5
Item 8:   Financial Statements and Supplementary Data                    5
Item 9:   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                     5

Part III
Item 10:   Directors and Executive Officers of the Registrant            6
Item 11:   Executive Compensation                                        8
Item 12:   Security Ownership of Certain Beneficial Owners
             and Management                                              8
Item 13:   Certain Relationships and Related Transactions                8

Part IV
Item 14:   Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K                                     9
Signatures                                                              12
Exhibit Index                                                           13


Cautionary statement for the purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995: All statements in this Form 10-K report that do not reflect historical information are forward looking statements. These include statements incorporated herein by reference to the 1995 annual report to stockholders. Important factors that could cause actual results to differ materially from those discussed in such forward looking statements include: the supply/demand balance for the corporation's products, customer inventory levels, competitive pricing pressures, feedstock costs, changes in industry production capacities and operating rates, competitive technology positions and failure to achieve the corporation's cost reduction targets or complete construction projects on schedule. Some of these factors are discussed further in Part I, Item 1: Business.


Definition of terms: See the inside back cover page of the 1995 annual report to stockholders. Terms defined there are used herein.

Printed on Recycled, Recyclable Paper


Part I

Item 1. Business

General-Union Carbide operates in two business segments of the chemicals and plastics industry, Specialties & Intermediates and Basic Chemicals & Polymers. Specialties & Intermediates converts basic and intermediate chemicals into a diverse portfolio of chemicals and polymers serving industrial customers in many markets. This segment also provides technology services, including licensing, to the oil and gas and petrochemicals industries. The Basic Chemicals & Polymers segment converts hydrocarbon feedstocks, principally liquefied petroleum gas and naphtha, into polyethylene, polypropylene and ethylene oxide/glycol for sale to third-party customers, as well as propylene, ethylene and ethylene oxide for consumption by the Specialties & Intermediates segment. The profitability of the Basic Chemicals & Polymers segment of the chemicals and plastics industry is highly cyclical, whereas that of the Specialties & Intermediates segment is less cyclical. Consequently, Union Carbide's results are subject to the swings of the cycle in the basic chemicals and polymers segment. See inside front cover, pages 6 through 8, and "Summary and Outlook" on pages 10 through 12 of the 1995 annual report to stockholders for further information about Union Carbide's businesses, and
Note 3 on pages 26 through 27 of the 1995 annual report to stockholders for financial information about Union Carbide's business segments.

Union Carbide does not produce against a backlog of firm orders; production is geared primarily to the level of incoming orders and to projections of future demand. Inventories of finished products, work in process and raw materials are maintained to meet delivery requirements of customers and Union Carbide's production schedules.

At year-end 1995, 11,521 people were employed worldwide in manufacturing facilities, laboratories and offices around the world.

Raw Materials, Products and Markets-See information herein and in the 1995 annual report to stockholders on pages 6 through 8. Unless otherwise indicated, the products of Union Carbide are sold principally by its own sales force, directly to customers.

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

The business segments of Union Carbide are not dependent to a significant extent upon a single customer or a few customers.

Patents; Trademarks; Research and Development-Union Carbide owns a large number of United States and foreign patents that relate to a wide variety of products and processes, has pending a substantial number of patent applications throughout the world, and is licensed under a number of patents. These patents expire at various times over the next 20 years. Such patents and patent applications in the aggregate are material to Union Carbide's competitive position. No one patent is considered to be material; however, the patent portfolio relating to the UNIPOL process technology is, in the aggregate, considered to be material. Union Carbide also has a large number of trademarks. The UNION CARBIDE, UCAR and UNIPOL trademarks are material;
no other single trademark is material.


Part I (Cont.)

Essentially all of Union Carbide's research and development activities are company-sponsored. The principal research and development facilities of Union Carbide are indicated in the discussion of Properties (Item 2) of this Form 10-K report. In addition to the facilities specifically indicated there, product development and process technology laboratories are maintained at some plants. Union Carbide spent $144 million in 1995, $136 million in 1994, and $139 million in 1993 on company-sponsored research activities to develop new products, processes, or services, or to improve existing ones.

Environment-See Costs Relating to Protection of the Environment on pages 13 through 14 of the 1995 annual report to stockholders and Note 16 on pages 36 through 37 thereof.

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

Competition-Each of the major product and service areas in which Union Carbide participates is highly competitive. In some instances competition comes from manufacturers of the same products as those produced by Union Carbide and in other cases from manufacturers of different products which may serve the same markets as those served by Union Carbide's products. Some of Union Carbide's competitors, such as companies principally engaged in petroleum operations, have more direct access to hydrocarbon feedstocks, and some have greater financial resources than Union Carbide.

The Specialties & Intermediates segment is characterized by differentiated products and is less subject to external changes in supply/demand relationships than the Basic Chemicals & Polymers segment. In this segment, competition is based on product functionality and quality, and prices are a function of demand for the product, with the more unique products commanding significant premiums.

The Basic Chemicals & Polymers segment is characterized by large volume commodity products and is subject to external changes in supply/demand relationships, including changes in the strength of the overall economy, customer inventory levels, industry manufacturing capacity and operating rates and raw material feedstock costs. Participants in this segment compete for business primarily on the basis of price and efficient delivery systems.

See pages 6 through 8 of the 1995 annual report to stockholders for information about each segment's principal products, competitive position and major competitors.

Union Carbide is a major marketer of petrochemical products throughout the world. Products that the corporation markets are largely produced in the United States, while products marketed by the corporation's joint ventures are principally produced outside the United States. Competitive products are produced throughout the world. In 1995, the corporation made significant investments in acquisitions and joint ventures outside the United States. During 1996, the corporation expects to continue making investments in acquisitions and joint ventures.

Union Carbide's international operations face competition from local producers and global competitors and a number of other risks inherent in carrying on business outside the United States, including risks of nationalization, expropriation, restrictive action by local governments and changes in currency exchange rates.


Part I (Cont.)

Item 2. Properties

In management's opinion, current facilities, together with planned expansions, will provide adequate production capacity to meet Union Carbide's planned business activities. Capital expenditures are discussed on pages 16 and 17 of the 1995 annual report to stockholders.

Listed below are the principal manufacturing facilities operated by Union Carbide worldwide. Research and engineering facilities are noted. Most of the domestic properties are owned in fee. Union Carbide maintains numerous domestic sales offices and warehouses, substantially all of which are leased premises under relatively short-term leases. All principal international manufacturing properties are owned or held under long-term leases. International administrative offices, technical service laboratories, sales offices and warehouses are owned in some instances and held under relatively short-term leases in other instances. The corporation's headquarters are located in Danbury, Connecticut, and are leased.

Principal domestic manufacturing facilities and the principal products manufactured there are as follows:

Location        City               Principal Product(s)

Specialties & Intermediates Segment
California      Torrance           Latexes
Georgia         Tucker             Latexes
Illinois        Alsip              Latexes
Louisiana       Greensburg         Hydroxyethyl cellulose derivatives
Louisiana       Taft               Acrolein and derivatives, acrylic monomers,
                                   caprolactone, UV-cured coatings,
                                   cycloaliphatic epoxides, glycol ethers,
                                   ethyleneamines, oxo alcohols
New Jersey      Bound Brook        Polyols, polyethylene compounding
New Jersey      Edison             Lanolin derivatives
New Jersey      Somerset           Latexes
New York        Mamaroneck         Lanolin derivatives
Puerto Rico     Bayamon            Latexes
Texas           Garland            Latexes
Texas           Seadrift           Ethanolamines, glycol ethers, surfactants,
                                   polyethylene compounding
Texas           Texas City         Organic acids and esters, alcohols,
                                   surfactants, vinyl acetate, solution vinyl
                                   resins, heat transfer fluids
West Virginia   Institute          Caprolactone derivatives, polyethylene
                                   glycol, hydroxyethyl cellulose,
                                   polyethylene oxide,  surfactants,
                                   ethylidene norbornene, glutaraldehyde,
                                   acetone and derivatives
West Virginia   South Charleston   Alkyl alkanolamines, brake fluids,
                                   miscellaneous specialty products,
                                   polyalkylene glycols, surfactants,
                                   specialty ketones, polyvinyl acetate
                                   resins, heat transfer fluids

Basic Chemicals & Polymers Segment
Louisiana       Norco              Polypropylene
Louisiana       Taft               Ethylene oxide and glycol, olefins
Louisiana       Taft (Star Plant)  Polyethylene
New Jersey      Bound Brook        Recycled plastics
Texas           Seadrift           Ethylene oxide and glycol, olefins,
                                   polyethylene, polypropylene
Texas           Texas City         Olefins


Part I (Cont.)

Research and development for the Specialties & Intermediates segment is carried on at technical centers in Bound Brook, Edison and Somerset, New Jersey; Tarrytown, New York; Cary, North Carolina; and South Charleston, West Virginia. Research and development for the Basic Chemicals & Polymers segment is carried on at technical centers in Bound Brook and Somerset, New Jersey; and South Charleston, West Virginia. Process and design engineering for both segments is conducted at a technical center in South Charleston, West Virginia, in support of domestic and foreign projects.

Principal international manufacturing facilities and the principal products manufactured there are as follows:

Country               City                        Principal Product(s)

Specialties & Intermediates Segment
Belgium               Antwerp                     Hydroxyethyl cellulose
Belgium               Vilvoorde                   Lanolin derivatives
Brazil                Aratu                       Hydroxyethyl cellulose
Brazil                Cubatao                     Polyethylene compounding
Dubai, UAE            Jebel Ali Free Trade Zone   Latex
Ecuador               Guayaquil                   Latex
France                Chocques                    Glycol ethers, brake fluid
Indonesia             Jakarta                     Latex
Malaysia              Seremban                    Latex
People's Republic
  of China            Guangdong Province          Latex
Philippines           Batangas                    Latex
Sri Lanka             Ekala                       Latex
Thailand              Nonthaburi                  Latex
United Kingdom        Wilton                      Glycol ethers, ethanolamines

Basic Chemicals & Polymers Segment
Canada                Boucherville                Molded polyethylene products
Canada                Prentiss                    Ethylene glycol
United Kingdom        Wilton                      Ethylene oxide and glycol

Research and development for the Specialties & Intermediates segment is carried on at international facilities in Antwerp, Belgium; Cubatao, Brazil; Montreal East, Canada; Jurong, Singapore; Meyrin (Geneva), Switzerland; and Wilton, United Kingdom. Research and development for the Basic Chemicals & Polymers segment is carried on at international facilities in Montreal East, Canada.


Item 3. Legal Proceedings

See Note 16 of Notes to Financial Statements on pages 36 through 37 of the 1995 annual report to stockholders.

In June 1991 Union Carbide Corporation, on behalf of certain affiliates, registered with the U.S. Environmental Protection Agency to participate in a compliance audit program to determine compliance with a provision of the Toxic Substances Control Act. Stipulated penalties under the program are anticipated to be $1 million.

Item 4. Submission of Matters to a Vote of Security Holders

The corporation did not submit any matters to a stockholder vote during the last quarter of 1995.


Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market and dividend information for the corporation's common stock is contained on pages 18 and 19 of the 1995 annual report to stockholders. Information about the stock exchanges where the stock is traded in the United States is listed on page 39 of the 1995 annual report to stockholders. The declaration of dividends is a business decision made from time to time by the Board of Directors based on the corporation's earnings and financial condition and other factors the Board considers relevant.

The number of stockholders of record of the corporation's common stock is contained on page 1 of the 1995 annual report to stockholders.

Item 6. Selected Financial Data

Information pertaining to consolidated operations is included under the captions "From the Income Statement," and "From the Balance Sheet (At Year-
End)", and dividend information is included under the caption "Other Data" in the Selected Financial Data on page 19 of the 1995 annual report to stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

See the information covered in the 1995 annual report to stockholders on pages 10 through 17.

Item 8. Financial Statements and Supplementary Data

The consolidated balance sheet of Union Carbide Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, together with the report thereon of KPMG Peat Marwick LLP dated January 19, 1996, are contained on pages 20 through 38 of the 1995 annual report to stockholders.

Quarterly income statement data is contained on page 18 of the 1995 annual report to stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Union Carbide has not had any disagreements covered by this item with KPMG Peat Marwick LLP, its independent auditors.


Part III

Item 10. Directors and Executive Officers of the Registrant

For background information on the Directors of Union Carbide Corporation whose terms are expected to continue after the annual meeting of stockholders and persons nominated to become Directors, see pages 7 through 10 of the proxy statement for the annual meeting of stockholders to be held on April 24, 1996. James M. Hester, age 71, who has been a director of the corporation since 1963, will not stand for reelection at the annual meeting of stockholders and will cease to be a director at that time.

The principal executive officers of the corporation are as follows. Data is as of March 22, 1996.

Name                   Age  Position                                  Year
                                                                      First
                                                                      Elected

William H. Joyce       60   Chairman of the Board, President
                              and Chief Executive Officer             1993
Joseph S. Byck         54   Vice-President                            1991
James F. Flynn         53   Vice-President                            1993
Joseph E. Geoghan      58   Vice-President, General Counsel
                              and Secretary                           1987
Thomas D. Jones        61   Vice-President and Treasurer              1993
Malcolm A. Kessinger   52   Vice-President                            1991
Lee P. McMaster        53   Vice-President                            1993
Joseph C. Soviero      57   Vice-President                            1993
Roger B. Staub         61   Vice-President                            1993
Ronald Van Mynen       58   Vice-President, Health, Safety
                              and Environment                         1992
Philip T. Wright       64   Vice-President                            1995
John K. Wulff          47   Vice-President, Chief Financial Officer
                              and Controller                          1988


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


Part III (Cont.)

Name                   Position                                Years Held

William H. Joyce       Chairman of the Board, President and
                         Chief Executive Officer               1996 to present
                       President and Chief Executive Officer   1995 to 1995
                       President and Chief Operating Officer   1993 to 1995
                       President, Union Carbide Chemicals
                         and Plastics Company Inc.             1993 to 1994
                       Executive Vice-President                1991 to 1993
                       Executive Vice-President, Union Carbide
                         Chemicals and Plastics Company Inc.   1990 to 1993
                       Vice-President                          1990 to 1991

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


Part III (Cont.)

Joseph C. Soviero      Vice-President                          1993 to present
                       President, Specialty Chemicals
                         Division                              1983 to 1993

Roger B. Staub         Vice-President                          1993 to present
                       President, Polyolefins Division         1990 to 1993

Ronald Van Mynen       Vice-President, Health, Safety
                         and Environment                       1992 to present
                       Vice-President, Health, Safety
                         and Environmental Affairs
                         Union Carbide Chemicals and
                         Plastics Company Inc.                 1985 to 1994

Philip T. Wright       Vice-President                          1995 to present
                       Group Vice-President, Union Carbide
                         Chemicals and Plastics Company Inc.   1990 to 1994

John K. Wulff          Vice-President, Chief Financial Officer
                         and Controller                        1996 to present
                       Vice-President, Controller and
                         Principal Accounting Officer          1989 to 1996



Item 11. Executive Compensation

See pages 20 through 22 of the proxy statement for the annual meeting of stockholders to be held on April 24, 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management

See pages 23 and 24 of the proxy statement for the annual meeting of stockholders to be held on April 24, 1996.

Item 13. Certain Relationships and Related Transactions

No reportable transactions in 1995.


Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   UNION CARBIDE CORPORATION

   (a)  The following documents are filed as part of this report:

        1. The consolidated financial statements set forth on pages 20 through 37 and the Independent Auditors' Report set forth on page 38 of the 1995 annual report to stockholders are incorporated by reference in this Form 10-K Annual Report.

        2. The Report on Schedule of KPMG Peat Marwick LLP appears on page 10 of this Form 10-K Annual Report.

        3. The following schedule should be read in conjunction with the consolidated financial statements incorporated by reference in
            Item 8 of this Form 10-K Annual Report. Schedules other than those listed have been omitted because they are not applicable.

                                                               Page in this
                                                             Form 10-K Report

            Valuation and Qualifying Accounts (Schedule II),
            three years ended December 31, 1995                     11


   (b) No reports on Form 8-K were filed for the three months ended December 31, 1995.

   (c) Exhibits-See Exhibit Index on pages 13 through 17 for exhibits filed with this Annual Report on Form 10-K.


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


Part IV (Cont.)
Report of Independent Auditors

The Board of Directors
Union Carbide Corporation

Under date of January 19, 1996, we reported on the consolidated balance sheets of Union Carbide Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, as contained on pages 20 through 37 in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)3. This financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1993 the company changed its method of accounting for postemployment benefits.

                                               KPMG Peat Marwick LLP

Stamford, Conn.
January 19, 1996


Part IV (Cont.)

Schedule II-Valuation and Qualifying Accounts

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

                             Millions of dollars, year ended December 31, 1995
Allowance for
  doubtful accounts      $11            $5                    $5           $11

                             Millions of dollars, year ended December 31, 1994
Allowance for
  doubtful accounts      $12            $2                    $3           $11

                             Millions of dollars, year ended December 31, 1993
Allowance for
  doubtful accounts      $ 9            $5                    $2           $12


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Union Carbide Corporation


March 22, 1996

                                       /s/John K. Wulff
                                 by:   John K. Wulff
                                       Vice-President, Chief Financial Officer
                                       and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the corporation and in the capacities indicated on March 22, 1996.


/s/William H. Joyce                /s/John J. Creedon  /s/Robert D. Kennedy
William H. Joyce                   John J. Creedon     Robert D. Kennedy
Director, Chairman of the Board,   Director            Director
President and Chief Executive
Officer


/s/Joseph E. Geoghan              /s/C. Fred Fetterolf /s/Ronald L. Kuehn, Jr.
Joseph E. Geoghan                 C. Fred Fetterolf    Ronald L. Kuehn, Jr.
Director, Vice-President,         Director             Director
General Counsel and Secretary



/s/John K. Wulff                  /s/Rainer E. Gut     /s/Rozanne L. Ridgway
John K. Wulff                     Rainer E. Gut        Rozanne L. Ridgway
Vice-President, Chief Financial   Director             Director
Officer and Controller



                                  /s/James M. Hester   /s/William S. Sneath
                                  James M. Hester      William S. Sneath
                                  Director             Director



                                  /s/Vernon E. Jordan, Jr.
                                  Vernon E. Jordan, Jr.
                                  Director



Exhibit Index

Exhibit No.

     3.1     Restated Certificate of Incorporation as filed May 2, 1994 (See
             Exhibit 3.1 of the Corporation's 1994 Form 10-K).

     3.2     By-Laws of the Corporation as adopted April 26, 1994 (See Exhibit
             3.2 of the Corporation's 1994 Form 10-K).

     4.1 Indenture dated as of August 1, 1992, among Union Carbide Chemicals and Plastics Company Inc. ("UCC&P"), Union Carbide Corporation and Chemical Bank, Trustee, for debt securities (See
            Exhibit 4.1.1 of the Corporation's Form S-3 filed December 9, 1992, File No. 33-55560).

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

   10.1.1 Credit Agreement dated as of November 4, 1994, among the Corporation, the banks listed therein, the co-agents listed therein, Morgan Guaranty Trust Company of New York, as documentation agent, and Chemical Bank, as administrative agent and auction agent (See Exhibit 10.1.1 of the Corporation's 1994 Form 10-K).

   10.1.2 Amendment to Credit Agreement dated as of October 27, 1995, among the Corporation, the banks listed therein, the co-agents listed therein, Morgan Guaranty Trust Company of New York, as documentation agent, and Chemical Bank, as administrative agent and auction agent.

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


Exhibit Index (Cont.)

Exhibit No.

   10.8.2 Fourth Amendment to Carbide Center Lease between UCC&P and Praxair dated July 1, 1992 (See Exhibit 10.14b of Praxair's 1993
            Form 10-K).

   10.8.3 Fifth Amendment to Carbide Center Lease between the Corporation and Praxair dated June 30, 1994 (See Exhibit 10.8.3 of the Corporation's 1994 Form 10-K).

   10.8.4 Second Amendment to Linde Data Center Lease between UCC&P and Praxair dated July 2, 1992 (See Exhibit 10.14a of Praxair's 1993 Form 10K).

   10.8.5 Third Amendment to Linde Data Center Lease between the Corporation and Praxair dated June 30, 1994 (See Exhibit 10.8.5 of the Corporation's 1994 Form 10-K).

   10.9.1 Tax Disaffiliation Agreement dated as of June 4, 1992, between the Corporation and Praxair (See Exhibit 10.20 of Praxair Form 10).

   10.9.2 Tax Settlement Agreement dated as of May 31, 1994, between the Corporation and Praxair (See Exhibit 10.9.2 of the Corporation's 1994 Form 10-K).

   10.10.1 Employee Benefits Agreement dated as of June 4, 1992, between the Corporation and Praxair (See Exhibit 10.25 of Praxair Form 10).

   10.10.2 First Amendatory Agreement to the Employee Benefits Agreement dated May 31, 1994 (See Exhibit 10.10.2 of the Corporation's 1994 Form 10-K).

   10.11.1 Danbury Lease-Related Services Agreement dated as of June 4, 1992, among the Corporation, UCC&P and Praxair (See Exhibit 10.24 of Praxair Form 10).

   10.11.2 First Amendment to Danbury Lease Related Services Agreement dated June 30, 1994 (See Exhibit 10.11.2 of the Corporation's 1994 Form 10-K).

   10.12 Additional Provisions Agreement dated as of June 4, 1992, between the Corporation, UCC&P, Praxair and UCCS (See Exhibit 10.21 of Praxair Form 10).

   10.13.1 1984 Union Carbide Stock Option Plan (See Exhibit 10.7.1 of the Corporation's 1991 Form 10-K).

   10.13.2 Resolutions adopted by the Board of Directors of the Corporation on January 22, 1986, with respect to the 1984 Union Carbide Stock Option Plan (See Exhibit 10.7.2 of the Corporation's 1991 Form 10-K).

   10.13.3 Resolutions adopted by the Board of Directors of the Corporation on April 17, 1986, with respect to the 1984 Union Carbide Stock Option Plan (See Exhibit 10.7.3 of the Corporation's 1991
            Form 10-K).

   10.13.4 Amendment to the 1984 Union Carbide Stock Option Plan effective June 1, 1989 (See Exhibit 10.13.4 of the Corporation's 1994 Form 10-K).

   10.14.1 1988 Union Carbide Long-Term Incentive Plan (See Exhibit 10.14.1 of the Corporation's 1993 Form 10-K).

   10.14.2 Amendment to the 1988 Union Carbide Long-Term Incentive Plan effective June 1, 1989 (See Exhibit 10.14.2 of the Corporation's 1994 Form 10-K).

   10.14.3 Amendment to the 1988 Union Carbide Long-Term Incentive Plan effective August 1, 1989 (See Exhibit 10.14.3 of the Corporation's 1994 Form 10-K).

   10.14.4 Resolutions adopted by the Board of Directors of the Corporation on February 26, 1992, with respect to stock options granted under the 1984 Union Carbide Stock Option Plan and the 1988 Union Carbide Long-Term Incentive Plan (See Exhibit 10.14.4 of the Corporation's 1992 Form 10-K).


Exhibit Index (Cont.)

Exhibit No.

   10.14.5 Resolutions adopted by the Compensation and Management Development Committee of the Board of Directors of the Corporation on June 30, 1992, with respect to stock options granted under the 1984 Union Carbide Stock Option Plan and the 1988 Union Carbide Long-Term Incentive Plan (See Exhibit 10.14.5 of the Corporation's 1992
            Form 10-K).

   10.15.1 1983 Union Carbide Bonus Deferral Program (See Exhibit 10.8.1 of the Corporation's 1991 Form 10-K).

   10.15.2 Amendment to the 1983 Union Carbide Bonus Deferral Program effective January 1, 1992 (See Exhibit 10.15.2 of the
            Corporation's 1992 Form 10-K).

   10.16.1 1984 Union Carbide Cash Bonus Deferral Program (See Exhibit 10.9.1 of the Corporation's 1991 Form 10-K).

   10.16.2 Amendment to the 1984 Union Carbide Cash Bonus Deferral Program effective January 1, 1986 (See Exhibit 10.9.2 of the Corporation's 1991 Form 10-K).

   10.16.3 Amendment to the 1984 Union Carbide Cash Bonus Deferral Program effective January 1, 1992 (See Exhibit 10.16.3 of the
            Corporation's 1992 Form 10-K).

   10.17.1 Equalization Benefit Plan for Participants of the Retirement Program Plan for Employees of Union Carbide Corporation and its Participating Subsidiary Companies (See Exhibit 10.11 of the Corporation's 1991 Form 10-K).

   10.17.2 Amendment to the Equalization Benefit Plan effective January 1, 1994 (See Exhibit 10.18.2 of the Corporation's 1994 Form 10-K).

   10.18.1 Supplemental Retirement Income Plan (See Exhibit 10.12.1 of the Corporation's 1991 Form 10-K).

   10.18.2 Amendment to the Supplemental Retirement Income Plan effective January 1, 1994 (See Exhibit 10.19.3 of the Corporation's 1994 Form 10-K).

   10.18.3 Amendment to the Supplemental Retirement Income Plan effective January 1, 1995.

   10.19.1 1992 Stock Compensation Plan for Non-Employee Directors of Union Carbide Corporation (See Appendix A of the Corporation's proxy statement for the annual meeting of the stockholders held on April 22, 1992).

   10.19.2 Resolution adopted by the Board of Directors of the Corporation on June 30, 1992, with respect to the 1992 Stock Compensation Plan for Non-Employee Directors of Union Carbide Corporation (See
            Exhibit 10.20.2 of the Corporation's 1992 Form 10-K).

   10.20.1 Severance Compensation Agreement, dated July 21, 1992, between the Corporation and Ronald Van Mynen. The Severance Compensation Agreement filed with the Commission is substantially identical in all material aspects, except as to the parties thereto and dates thereof, with Agreements between the Corporation and other officers and employees of the Corporation (See Exhibit 10.21.1 of the Corporation's 1994 Form 10-K).

   10.20.2 Amendment of Severance Compensation Agreement, dated September 24, 1993, between the Corporation and Ronald Van Mynen. Identical amendments, except as to the parties thereto, were entered into between the Corporation and other officers and employees of the Corporation (See Exhibit 10.21.2 of the Corporation's 1994
            Form 10-K).


Exhibit Index (Cont.)

Exhibit No.

   10.21 Resolution adopted by the Board of Directors of the Corporation on November 30, 1988, with respect to an executive life insurance program for officers and certain other employees (See Exhibit
            10.22 of the Corporation's 1993 Form 10-K).

   10.22 1994 Union Carbide Variable Compensation Plan (See Exhibit 10.23.2 of the Corporation's 1993 Form 10-K).

   10.23.1  Union Carbide Corporation Benefits Protection Trust (See Exhibit
            10.24.1 of the Corporation's 1994 Form 10-K).

   10.23.2 Amendment to the Union Carbide Corporation Benefits Protection Trust effective October 23, 1991 (See Exhibit 10.18.2 of the Corporation's 1991 Form 10-K).

   10.23.3 Amendment to the Union Carbide Corporation Benefits Protection Trust effective January 1, 1994 (See Exhibit 10.24.3 of the Corporation's 1994 Form 10-K).

   10.24 Resolutions adopted by the Board of Directors of the Corporation on February 24, 1988, with respect to the purchase of annuities to cover liabilities of the Corporation under the Equalization Benefit Plan for Participants of the Retirement Program Plan for Employees of Union Carbide Corporation and its Participating Subsidiary Companies and the Supplemental Retirement Income Plan (See Exhibit 10.25 of the Corporation's 1994 Form 10-K).

   10.25 Resolutions adopted by the Board of Directors of the Corporation on June 28, 1989, with respect to the purchase of annuities to cover liabilities of the Corporation under the Supplemental Retirement Income Plan (See Exhibit 10.26 of the Corporation's 1994 Form 10-K).

   10.26 Union Carbide Corporation Non-Employee Directors' Retirement Plan (See Exhibit 10.27 of the Corporation's 1994 Form 10-K).

   10.27 1994 Union Carbide Long-Term Incentive Plan (See Exhibit 10.28 of the Corporation's 1994 Form 10-K).

   10.28    Restated Compensation Deferral Program effective October 1, 1995.

   10.29    Excess Long-Term Disability Plan effective January 1, 1994 (See
            Exhibit 10.30 of the Corporation's 1994 Form 10-K).

   10.30 1995 Union Carbide Performance Incentive Plan (See Appendix A of the Corporation's proxy statement for the annual meeting of stockholders held on April 26, 1995).

   10.31.1 Recapitalization and Stock Purchase and Sale Agreement dated as of November 14, 1994 among Union Carbide Corporation, Mitsubishi Corporation, UCAR International Inc. and UCAR International Acquisition Inc. (See Exhibit 10.31 of the Corporation's 1994
            Form 10-K).

   10.31.2 Underwriting Agreement and Subscription Agreement each dated August 9, 1995 among the Corporation, UCAR and the several underwriters listed therein (See Exhibits 1.1 and 1.2, respectively, of UCAR's Amendment No. 2 to Form S-1, filed August 8, 1995, File No. 33-94698).

   11 Computation of Earnings per Share For The Five Years Ended December 31, 1995.

   13 The Corporation's 1995 annual report to stockholders (such report, except for those portions which are expressly referred to in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of the Form 10-K).

   21       Subsidiaries of the Corporation.

   23.1     Consent of KPMG Peat Marwick LLP.


Exhibit Index (Cont.)

Exhibit No.

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