Form 10-Q
period 1996-03-31
UNION CARBIDE CORP /NEW/
filed 1996-05-13
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C  20549
                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

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

           Class                                 Outstanding at April 30, 1996
Common Stock, $1 par value                             133,671,551 shares


              Total number of sequentially numbered pages in this filing, including exhibits thereto:  19




                                     INDEX




PART I. FINANCIAL INFORMATION

                                                                         PAGE
  Financial Statements

    Condensed Consolidated Statement of Income -
      Union Carbide Corporation and Subsidiaries -
      Quarter Ended March 31, 1996 and 1995........................        3

    Condensed Consolidated Balance Sheet - Union Carbide
      Corporation and Subsidiaries - March 31, 1996 and
      December 31, 1995............................................        4

    Condensed Consolidated Statement of Cash Flows -
      Union Carbide Corporation and Subsidiaries -
      Quarter Ended March 31, 1996 and 1995.........................       5

  Notes to Condensed Consolidated Financial Statements -
      Union Carbide Corporation and Subsidiaries...................       6-9

  Discussion and Analysis of Results of Operations
    and Financial Condition........................................      10-13



PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.......................................       14

  Item 4.  Submission of Matters to a Vote of Security Holders.....       14

  Item 6.  Exhibits and Reports on Form 8-K........................       15

  Signature........................................................       16

  Exhibit Index....................................................       17



                        PART I. FINANCIAL INFORMATION

                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                         Millions of dollars
                                                     (Except per share figures)
                                                       Quarter ended March 31,
                                                           1996        1995

NET SALES                                                $ 1,501     $ 1,453

  Cost of sales, exclusive of depreciation and
    amortization                                           1,099         999
  Research and development                                    36          36
  Selling, administration and other expenses(a)               81          75
  Depreciation and amortization                               75          83
  Interest expense                                            23          19
  Partnership income                                         (26)        (44)
  Other income - net                                         (23)        (37)

INCOME BEFORE PROVISION FOR INCOME TAXES                     236         322
  Provision for income taxes                                  66          97

INCOME OF CONSOLIDATED COMPANIES                             170         225
  Income (loss) from corporate investments
    carried at equity                                        (13)          5
NET INCOME                                                   157         230
  Preferred stock dividend, net of income taxes                2           2
NET INCOME - COMMON STOCKHOLDERS                         $   155     $   228

Earnings per common share
  Primary                                                $  1.11     $  1.57
  Fully diluted                                          $  1.01     $  1.43
Cash dividends declared per common share                 $  0.1875   $  0.1875



(a) Selling, administration and other expenses include:
      Selling                                            $    32     $    31
      Administration                                          31          28
      Other expenses                                          18          16
                                                         $    81     $    75


The Notes to Condensed Consolidated Financial Statements on Pages 6 through 9 should be read in conjunction with this statement.


                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET

                                                     Millions of dollars
                                                     March 31,  Dec. 31,
                                                       1996       1995

ASSETS
  Cash and cash equivalents                           $  144     $  449
  Notes and accounts receivable                        1,061        996
  Inventories                                            546        544
  Other current assets                                   142        207
  Total current assets                                 1,893      2,196

  Property, plant and equipment                        6,758      6,357
  Less: Accumulated depreciation                       3,632      3,549
  Net fixed assets                                     3,126      2,808

  Companies carried at equity                            724        739
  Other investments and advances                         103         84
  Total investments and advances                         827        823

  Other assets                                           468        429

  Total assets                                        $6,314     $6,256


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                    $  327     $  316
  Short-term debt and current portion of
    long-term debt                                        35         38
  Accrued income and other taxes                         230        259
  Other accrued liabilities                              645        725
  Total current liabilities                            1,237      1,338

  Long-term debt                                       1,289      1,285
  Postretirement benefit obligation                      485        480
  Other long-term obligations                            845        834
  Deferred credits                                       260        201
  Minority stockholders' equity in consolidated
    subsidiaries                                          26         24
  Convertible preferred stock - ESOP                     145        146
  Unearned employee compensation - ESOP                  (96)       (97)
  UCC stockholders' equity:
    Common stock authorized - 500,000,000 shares
    Common stock issued     - 154,609,669 shares         155        155
    Additional paid-in capital                           329        343
    Translation and other equity adjustments              (9)       (15)
    Retained earnings                                  2,275      2,145
                                                       2,750      2,628
    Less: Treasury stock, at cost-20,229,053 shares
                (19,501,701 shares in 1995)              627        583
  Total UCC stockholders' equity                       2,123      2,045
  Total liabilities and stockholders' equity          $6,314     $6,256

The Notes to Condensed Consolidated Financial Statements on Pages 6 through 9 should be read in conjunction with this statement.



                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Millions of dollars
                                                  Quarter ended March 31,
                                                     1996         1995
                                                  Increase (decrease) in
                                                cash and cash equivalents
OPERATIONS
  Income                                            $ 157        $ 230
  Noncash charges (credits) to net income
    Depreciation and amortization                      75           83
    Deferred income taxes                              32          (67)
    Other noncash charges                               -          184
    Net gains on investing transactions                (2)        (218)
  Increase in working capital(a)                      (79)        (235)
  Long-term assets and liabilities                     30           15
Cash Flow From (Used for) Operations                  213           (8)
INVESTING
  Capital expenditures                               (186)         (83)
  Investments and acquisitions (excluding
    cash acquired)                                   (259)        (302)
  Sale of investments                                   -          343
  Sale of fixed and other assets                        6            -
Cash Flow Used for Investing                         (439)         (42)
FINANCING
  Change in short-term debt (three months or less)      9          247
  Proceeds from short-term debt                        10            -
  Repayment of short-term debt                        (16)           -
  Proceeds from long-term debt                          -            2
  Repayment of long-term debt                          (2)          (6)
  Issuance of common stock                             25           24
  Purchase of common stock                            (78)        (226)
  Payment of dividends                                (28)         (29)
  Other                                                 1            1
Cash Flow From (Used for) Financing                   (79)          13
  Change in cash and cash equivalents                (305)         (37)
  Cash and cash equivalents beginning-of-period       449          109
Cash and cash equivalents end-of-period             $ 144        $  72

Cash paid for interest and income taxes
  Interest (net of amount capitalized)              $  12        $  22
  Income taxes                                      $   2        $  69

_____________

(a) Net change in certain components of working capital (excluding non-cash expenditures):

(Increase) decrease in current assets
  Notes and accounts receivable                 $ (20)       $(149)
  Inventories                                      38          (18)
  Other current assets                             22            4
Decrease in payables and accruals                (119)         (72)
Increase in working capital                     $ (79)       $(235)


The Notes to Condensed Consolidated Financial Statements on Pages 6 through 9 should be read in conjunction with this statement.


                    UNION CARBIDE CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments consist of only normal recurring adjustments. The accompanying statements should be read in conjunction with the Notes to Financial Statements of Union Carbide Corporation and Subsidiaries ("the corporation" or "UCC") in the 1995 annual report to stockholders.


2.  Acquisitions

On January 18, 1996, the corporation completed the purchase of the polypropylene assets and business of Shell Oil Company. The purchased assets, located in the U.S., comprise Shell's polypropylene technology and manufacturing facilities and polypropylene assets previously held jointly by both companies. Additionally, on February 28, 1996, the corporation completed the purchase of 95 percent of the outstanding shares of Companhia Alcoolquimica Nacional, a Brazilian producer of vinyl acetate monomer. The polypropylene resin business is part of the Basic Chemicals & Polymers Segment, while the polypropylene licensing and catalyst businesses and the Brazilian vinyl acetate monomer business are included within the Specialties & Intermediates Segment.


3.  Common Stock

Through March 31, 1996, since inception of its 40 million common share repurchase program, the corporation repurchased 31,439,578 shares (2,000,100 during the first quarter of 1996) at an average effective price of $28.938 per share. The corporation will continue to acquire additional shares from time to time at prevailing market prices, at a rate consistent with the combination of corporate cash flow and market conditions.

In conjunction with the corporation's common stock buyback program, put options were sold in a series of private placements entitling the holders to sell 7.1 million shares of common stock to UCC, at specified prices upon exercise of the options. Since inception of this program, through March 31, 1996, options representing 5,263,800 common shares have expired unexercised, while options representing 1,136,200 shares were exercised for $35 million, or an average price of $30.86 per share. Options representing 722,581 shares remain outstanding at March 31, 1996.

Premiums received since the inception of the program have reduced the average price of repurchased shares from $29.142 per share to $28.938 per share.




4.  Inventories
                                                  Millions of dollars
                                                  Mar. 31,     Dec. 31,
                                                   1996          1995
Raw materials and supplies                        $   109      $   117
Work in process                                        48           46
Finished goods                                        389          381
                                                  $   546      $   544


5.  Commitments and Contingencies

The corporation has entered into 3 major agreements for the purchase of ethylene-related products and 3 other purchase agreements in the U.S. and Canada. The net present value of the fixed and determinable portion of these obligations at March 31, 1996 totaled $385 million.

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

At March 31, 1996, the corporation had established environmental remediation accruals in the amount of $332 million. These accruals have two components, estimated future expenditures for site investigation/cleanup and estimated future expenditures for closure/postclosure activities. In addition, the corporation had environmental loss contingencies of $163 million.

The corporation has sole responsibility for the remediation of approximately half of its environmental sites. These sites are well advanced in the investigation/cleanup stage. The corporation's environmental accruals at March 31, 1996 included $250 million for these sites, of which $117 million was for estimated future expenditures for site investigation/cleanup and $133 million was for estimated future expenditures for closure/postclosure activities. In addition, $83 million of the corporation's environmental loss contingencies related to these sites. The site with the largest total potential cost to the corporation is a non-operating site. Of the above accruals, this site accounted for $47 million, of which $26 million was for estimated future expenditures for site investigation/cleanup and $21 million was for estimated future expenditures for closure/postclosure activities. In addition, $15 million of the above environmental loss contingencies related to this site.

The corporation does not have sole responsibility at the remainder of its environmental sites. All of these sites are in the investigation/cleanup stage. The corporation's environmental accruals at March 31, 1996 included $82 million for estimated future expenditures for site investigation/cleanup at these sites. In addition, $80 million of the corporation's environmental loss contingencies related to these sites.


The largest two of these sites are also non-operating sites. Of the above accruals, these sites accounted for $25 million for estimated future expenditures for site investigation/cleanup. In addition, $25 million of the above environmental loss contingencies related to these sites.

In 1995, worldwide expenses of continuing operations related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, totaled $138 million. Expenses in 1994 and 1993 were $153 million and $149 million, respectively. While estimates of the costs of environmental protection for 1996 are necessarily imprecise, the corporation estimates that the level of these expenses will not change materially.

At March 31, 1996, the corporation had invested approximately $137 million on behalf of Equate Petrochemical Company K.S.C., its Kuwaiti joint venture, and had severally guaranteed up to $225 million of Equate debt. Additional significant commitments are anticipated.

The corporation had additional contingent obligations at March 31, 1996 of $53 million, principally related to obligations assumed by purchasers of UCC facilities for which UCC is primarily liable, discounted receivables from customers, guarantees of debt and performance agreements.

The corporation is one of a number of defendants named in approximately 4,600 lawsuits, some of which have more than one plaintiff, involving silicone breast implants. The corporation was not a manufacturer of breast implants but did supply generic bulk silicone materials to certain manufacturers. Also, the corporation in 1990 acquired and in 1992 divested the stock of a small specialty silicones company that, among other things, supplied silicone gel intermediates and silicone dispersions for breast implants. In 1993, most of the suits that were brought in Federal courts were consolidated for pre-trial purposes in the United States District Court, Northern District of Alabama. In 1994, the corporation provisionally joined a multi-billion dollar settlement of the claims consolidated in that Court.

Subsequently, the District Court determined that the total amount of current claims likely to be approved for payment under the original settlement schedule would substantially exceed the funds available. Consequently, the defendants and the Plaintiffs' Negotiating Committee, at the request of the court, initiated negotiations to reconsider the structure and funding of the settlement. Recently certain defendants, including the corporation, proposed, and the court approved, a revised settlement program. While the corporation cannot predict the number of claimants who will participate in the settlement, based on sample data prepared under supervision of the court, the corporation estimates that its maximum expenditures under the revised agreement should not exceed $100 million prior to insurance recovery. Although insurance coverage is subject to issues as to scope and application of policies, retention limits, exclusions and policy limits, and the insurers have reserved their right to deny coverage, the corporation believes that after probable insurance recoveries neither the settlement nor litigation outside the settlement will have a material adverse effect on the consolidated financial position of the corporation.



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

The corporation has recorded nonenvironmental litigation accruals of $228 million, and related insurance recovery receivables of $134 million, resulting in net before-tax charges of $94 million for nonenvironmental litigation. At March 31, 1996, the corporation had nonenvironmental litigation loss contingencies of $42 million.

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


              DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION

Overview

The corporation reported first quarter, 1996 net income available to common stockholders of $155 million, or $1.01 per share, fully diluted ($1.11 per share, primary). For the corresponding quarter in 1995 the corporation reported earnings of $228 million, or $1.43 per share, fully diluted ($1.57 per share, primary).

The corporation's earnings for the quarter ending March 31, 1996 were affected by a significant increase in feedstock prices and lower prices for some key products, and weather-related problems that affected operations. First quarter margins were lower than those of the corresponding prior year period. The Specialties & Intermediates segment experienced temporary operating problems at certain facilities and a decline in export prices for key products, while benefiting from increased licensing revenue, compared to the first quarter of 1995. The Basic Chemicals & Polymers segment was affected by reduced demand for ethylene glycol and continued weak pricing in polyethylene, although polyethylene shipments were very strong. Polyethylene pricing also adversely affected the corporation's income from partnerships and European joint ventures.

The outlook for the Specialties & Intermediates Segment is good, although licensing revenues are not likely to be as strong in the second quarter as they were in the first. Although it is impossible to forecast the level of future prices for the major Basic Chemicals & Polymers product lines, the corporation anticipates that polyethylene prices will strengthen over the remainder of the year. While ethylene glycol price nominations are holding domestically and are up in Asia, significant uncertainty exists as to their future direction.


Results of Operations

Sales increased 3.3 percent in the first quarter, compared to the same period of 1995, principally due to the addition of polypropylene revenues. Prices were lower on a quarter-to-quarter basis. Quarterly volumes increased
6.9 percent, in comparison to the corresponding prior period.

The corporation's variable margin for the first quarter of 1996 was
45.4 percent, compared to 50.0 percent in the first quarter of 1995, principally due to lower polyethylene prices. The current quarter's gross margin (variable margin less fixed manufacturing and distribution costs) declined in comparison to the first quarter of 1995 reflecting the decreased variable margin coupled with relatively modest increases in fixed manufacturing and distribution costs. Fixed manufacturing and distribution costs increased 3.3 percent versus the prior year quarter primarily due to the acquisition of Shell Oil Company's polypropylene assets and business.

                              Industry Segments

The company's operations are classified into two main business segments, Specialties & Intermediates and Basic Chemicals & Polymers. The Specialties & Intermediates Segment includes the corporation's specialty chemicals and specialty polymers product lines, licensing and solvents and chemical intermediates. The Basic Chemicals & Polymers Segment includes the corporation's ethylene and propylene manufacturing operations as well as the production of first level ethylene and propylene derivatives - polyethylene and ethylene oxide/glycol and polypropylene. The corporation's non-core operations and financial transactions are included in "Other".

Information about the corporation's operations in its business segments for the first quarter of 1996 and 1995 follows. Sales of the Basic Chemicals & Polymers Segment include intersegment sales, principally ethylene oxide, which are made at the estimated market value of the products transferred. Operating profit represents income before interest expense and the provision for income taxes.

                                             Millions of dollars
                                           Quarter ended March 31,
                                              1996          1995
                               Sales

Specialties & Intermediates                  $1,077        $1,047
Basic Chemicals & Polymers                      519           468
Intersegment Eliminations                       (95)          (62)
Total                                        $1,501        $1,453


                          Operating Profit

Specialties & Intermediates                  $  193        $  210
Basic Chemicals & Polymers                       58           108
Other                                             8            23
Total                                        $  259        $  341


                   Depreciation and Amortization

Specialties & Intermediates                  $   46        $   55
Basic Chemicals & Polymers                       29            28
Total                                        $   75        $   83


                        Capital Expenditures

Specialties & Intermediates                  $  134        $   61
Basic Chemicals & Polymers                       52            22
Total                                        $  186        $   83


Sales of the Specialties & Intermediates Segment increased 2.9 percent to $1,077 million in the first quarter of 1996 over that of 1995. Operating profit for the first quarter of 1996 was $193 million, versus $210 million for the comparable quarter of 1995, which included an increase of $12 million in depreciation expense related to a reduction in the depreciable lives of certain computer equipment. Increases in average selling prices and volumes accounted for the sales increase.

Sales of the Basic Chemicals & Polymers Segment increased 10.9 percent to
$519 million in the first quarter of 1996 from $468 million in the comparable quarter of 1995. Operating profit for the first quarter of 1996 declined to $58 million from $108 million. The sales increase is attributable to increased volume in polyethylene and from the newly acquired polypropylene assets and business, offset by a decline in average selling prices.

Selling, administrative and other expenses were $81 million in the first quarter of 1996, versus $75 million in the first quarter of 1995.


Partnership income decreased $18 million in the first quarter of 1996 versus the comparable quarter in 1995, as the result of decreased earnings for Petromont due to lower polyethylene prices; a decline in the earnings of UOP due to normal variations in quarterly sales activity; and the elimination of the earnings of the polypropylene partnership with Shell Oil Company, which was acquired during the current quarter and is now included in consolidated earnings.

Other income - net for the first quarter of 1995 included the following items: a $220 million gain on the corporation's reduction of its equity interest in UCAR and a non-cash charge of $191 million for future minimum lease payments on unused office space, primarily at the corporation's Danbury headquarters. The headquarters charge reflects the pro rata costs of unused office space over the remaining term of the lease, which runs to 2006, less anticipated net sublease income. Neither the expected future costs nor expected net sub-lease revenues were discounted.

Interest expense increased $4 million in the first quarter of 1996 when compared to the same period last year reflecting increased borrowings.

Estimates of future expenses related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, and of future capital expenditures relating to environmental protection, have not changed materially since December 31, 1995. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. The corporation's environmental exposures are discussed in more detail in the Commitments and Contingencies footnote to the financial statements on pages 7 through 9 of this report on Form 10-Q.

The corporation continues to be named as one of a number of defendants in lawsuits, some of which have more than one plaintiff, involving silicone gel breast implants. The corporation supplied bulk silicone materials to certain companies that at various times were involved in the manufacture of breast implants. These cases are discussed in more detail in the "Commitments and Contingencies" footnote to the financial statements on pages 7 through 9 of this report on Form 10-Q.


Financial Condition - March 31, 1996

Cash flow from operations was $213 million for the first quarter of 1996, compared to $8 million used for operations in the comparable quarter of 1995. Decreased earnings in the first quarter of 1996 versus the first quarter of 1995 were offset by a smaller increase in working capital requirements as well as reduced tax payments. Net gains on investing transactions had been significantly higher in the first quarter of 1995 because of the gain on the reduction of the corporation's equity interest in UCAR during that quarter. Other noncash charges of $184 million in the first three months of 1995 included the $191 million charge for future lease payments on unused office space.

Cash flow used for investing totaled $439 million in the first three months of 1996, and $42 million in the first three months of 1995. In the first quarter of 1996, the corporation purchased the polypropylene assets and business of Shell Oil Company and 95 percent of the outstanding shares of Companhia Alcoolquimica Nacional, a Brazilian producer of vinyl acetate monomer. In the prior year's first quarter, investments and acquisitions included the acquisitions of a 50 percent interest in Polimeri Europa and the ethylene oxide derivatives businesses of ICI, while sale of investments reflected the sale of half of the corporation's 50 percent equity interest in UCAR International Inc.

Capital expenditures increased to $186 million in the first quarter of 1996 in comparison to $83 million in the first quarter of 1995. Major projects include an ethylene propylene rubber project at Seadrift, Tex., within the Specialties & Intermediates Segment; a cogeneration facility at Taft, La., within both business segments; and an upgrade to the information technology infrastructure, which involves all segments.

Cash flow used for financing in the first quarter of 1996 was $79 million, versus cash flow from financing in the first quarter of 1995 of $13 million. The 1996 quarter included net common stock repurchases of $53 million, while the 1995 quarter was impacted by increased short-term borrowings and net common stock repurchases of $202 million.

The corporation's ratio of debt to total capital declined to 38.1 percent at March 31, 1996 from 39.0 percent at December 31, 1995. At March 31, 1996, there were no outstanding borrowings under the existing major bank credit agreement aggregating $1 billion.

Cash dividends to UCC common stockholders amounted to $28 million and $29 million in the first quarter of 1996 and 1995, respectively.

At March 31, 1996, the corporation had invested approximately $137 million on behalf of Equate Petrochemical Company K.S.C., its Kuwaiti joint venture, and had severally guaranteed up to $225 million of Equate debt. Additional significant commitments are anticipated.





                         PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         See Note 5 to the corporation's consolidated financial statements on pages 7 through 9 of this 10-Q Report.




Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)  Annual Meeting - April 24, 1996

         (b) Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to the management's nominees as listed in the proxy statement. All of the management's nominees as listed in the proxy statement were elected, the vote on said proposal being as follows:

                                      Shares Voted

                 Directors             Shares For      Shares Withheld

              John J. Creedon         128,964,844         1,431,566
              C. Fred Fetterolf       129,253,950         1,142,460
              Joseph E. Geoghan       128,843,321         1,553,089
              Rainer E. Gut           129,296,391         1,100,019
              Vernon E. Jordan, Jr.   127,462,977         2,933,433
              William H. Joyce        128,710,161         1,686,249
              Robert D. Kennedy       128,586,402         1,810,008
              Ronald L. Kuehn, Jr.    129,301,537         1,094,873
              Rozanne L. Ridgway      129,214,461         1,181,949
              William S. Sneath       126,880,487         3,515,923


         (c)  Other matters voted upon.

              Proposal to Ratify the Appointment of Auditors

              Shareholders ratified the appointment of KPMG Peat Marwick LLP to conduct the annual audit of the financial statements of the corporation and its consolidated subsidiary companies for the year ending December 31, 1996.

              The vote was:

              FOR - 129,019,883 shares or 99.55 percent of the shares voted.

              AGAINST - 586,918 shares or 0.45 percent of the shares voted.

              ABSTAIN - 789,609 shares.




Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits.

              The following exhibits are filed as part of this report:

                  11  -  Computation of Earnings Per Share
                  27  -  Financial Data Schedule.

         (b) No reports on Form 8-K were filed for the three months ended March 31, 1996.









                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNION CARBIDE CORPORATION
                                                       (Registrant)




Date:  May 13, 1996                          By:      /s/John K. Wulff
                                                       JOHN K. WULFF
                                                     Vice-President and
                                                  Chief Financial Officer



                                EXHIBIT INDEX



Exhibit                                                             Page
  No.                             Exhibit                            No.

  11        Computation of Earnings Per Share                        18

  27        Financial Data Schedule                                  19