Form 10-Q
period 1996-06-30
UNION CARBIDE CORP /NEW/
filed 1996-08-08
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C  20549
                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

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

           Class                                  Outstanding at July 31, 1996
Common Stock, $1 par value                             129,649,367 shares


              Total number of sequentially numbered pages in this filing, including exhibits thereto:  19




                                     INDEX




PART I. FINANCIAL INFORMATION

                                                                         PAGE
  Financial Statements

    Condensed Consolidated Statement of Income -
      Union Carbide Corporation and Subsidiaries -
      Quarter Ended June 30, 1996 and 1995.........................        3

    Condensed Consolidated Statement of Income -
      Union Carbide Corporation and Subsidiaries -
      Six Months Ended June 30, 1996 and 1995......................        4

    Condensed Consolidated Balance Sheet - Union Carbide
      Corporation and Subsidiaries - June 30, 1996 and
      December 31, 1995............................................        5

    Condensed Consolidated Statement of Cash Flows -
      Union Carbide Corporation and Subsidiaries -
      Six Months Ended June 30, 1996 and 1995......................        6

  Notes to Condensed Consolidated Financial Statements -
      Union Carbide Corporation and Subsidiaries...................       7-10

  Discussion and Analysis of Results of Operations
    and Financial Condition........................................      11-14



PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.......................................       15

  Item 5.  Other Information.......................................       15

  Item 6.  Exhibits and Reports on Form 8-K........................       15

  Signature........................................................       16

  Exhibit Index....................................................       17



                        PART I. FINANCIAL INFORMATION

                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                         Millions of dollars
                                                     (Except per share figures)
                                                       Quarter ended June 30,
                                                           1996        1995

NET SALES                                                $ 1,559     $ 1,541

  Cost of sales, exclusive of depreciation and
    amortization                                           1,150       1,103
  Research and development                                    40          34
  Selling, administration and other expenses(a)               78          83
  Depreciation and amortization                               79          72
  Interest expense                                            14          22
  Partnership income                                         (37)        (51)
  Other expense (income) - net                                 4          (8)

INCOME BEFORE PROVISION FOR INCOME TAXES                     231         286
  Provision for income taxes                                  65          84

INCOME OF CONSOLIDATED COMPANIES                             166         202
  Income from corporate investments
    carried at equity                                          7          26
NET INCOME                                                   173         228
  Preferred stock dividend, net of income taxes                3           3
NET INCOME - COMMON STOCKHOLDERS                         $   170     $   225

Earnings per common share
  Primary                                                $  1.23     $  1.59
  Fully diluted                                          $  1.12     $  1.44
Cash dividends declared per common share                 $  0.1875   $  0.1875



(a) Selling, administration and other expenses include:
      Selling                                            $    32     $    32
      Administration                                          28          35
      Other expenses                                          18          16
                                                         $    78     $    83


The Notes to Condensed Consolidated Financial Statements on Pages 7 through 10 should be read in conjunction with this statement.



                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                         Millions of dollars
                                                     (Except per share figures)
                                                     Six Months ended June 30,
                                                           1996        1995

NET SALES                                                $ 3,060     $ 2,994

  Cost of sales, exclusive of depreciation and
    amortization                                           2,249       2,102
  Research and development                                    76          70
  Selling, administration and other expenses(a)              159         158
  Depreciation and amortization                              154         155
  Interest expense                                            37          41
  Partnership income                                         (63)        (95)
  Other income - net                                         (19)        (45)

INCOME BEFORE PROVISION FOR INCOME TAXES                     467         608
  Provision for income taxes                                 131         181

INCOME OF CONSOLIDATED COMPANIES                             336         427
  Income (loss) from corporate investments
    carried at equity                                         (6)         31
NET INCOME                                                   330         458
  Preferred stock dividend, net of income taxes                5           5
NET INCOME - COMMON STOCKHOLDERS                         $   325     $   453

Earnings per common share
  Primary                                                $  2.34     $  3.16
  Fully diluted                                          $  2.13     $  2.86
Cash dividends declared per common share                 $  0.375    $  0.375



(a) Selling, administration and other expenses include:
      Selling                                            $    64     $    63
      Administration                                          59          63
      Other expenses                                          36          32
                                                         $   159     $   158


The Notes to Condensed Consolidated Financial Statements on Pages 7 through 10 should be read in conjunction with this statement.


                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET

                                                     Millions of dollars
                                                     June 30,   Dec. 31,
                                                       1996       1995

ASSETS
  Cash and cash equivalents                           $   78     $  449
  Notes and accounts receivable                        1,079        996
  Inventories                                            515        544
  Other current assets                                   184        207
  Total current assets                                 1,856      2,196

  Property, plant and equipment                        6,875      6,357
  Less: Accumulated depreciation                       3,673      3,549
  Net fixed assets                                     3,202      2,808

  Companies carried at equity                            739        739
  Other investments and advances                          94         84
  Total investments and advances                         833        823

  Other assets                                           443        429

  Total assets                                        $6,334     $6,256


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                    $  342     $  316
  Short-term debt and current portion of
    long-term debt                                        92         38
  Accrued income and other taxes                         196        259
  Other accrued liabilities                              660        725
  Total current liabilities                            1,290      1,338

  Long-term debt                                       1,288      1,285
  Postretirement benefit obligation                      490        480
  Other long-term obligations                            858        834
  Deferred credits                                       264        201
  Minority stockholders' equity in consolidated
    subsidiaries                                          28         24
  Convertible preferred stock - ESOP                     145        146
  Unearned employee compensation - ESOP                  (94)       (97)
  Stockholders' equity:
    Common stock authorized - 500,000,000 shares
    Common stock issued     - 154,609,669 shares         155        155
    Additional paid-in capital                           328        343
    Translation and other equity adjustments             (26)       (15)
    Retained earnings                                  2,420      2,145
                                                       2,877      2,628
    Less: Treasury stock, at cost-23,953,501 shares
                (19,501,701 shares in 1995)              812        583
  Total stockholders' equity                           2,065      2,045
  Total liabilities and stockholders' equity          $6,334     $6,256

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 10 should be read in conjunction with this statement.



                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Millions of dollars
                                                 Six Months ended June 30,
                                                     1996         1995
                                                  Increase (decrease) in
                                                cash and cash equivalents
OPERATIONS
  Income                                            $ 330        $ 458
  Noncash charges (credits) to net income
    Depreciation and amortization                     154          155
    Deferred income taxes                              24          (62)
    Other noncash charges                               7          128
    Net gains on investing transactions                (1)        (217)
  Increase in working capital(a)                     (106)        (301)
  Long-term assets and liabilities                     16           25
Cash Flow From Operations                             424          186
INVESTING
  Capital expenditures                               (363)        (211)
  Investments and acquisitions (excluding
    cash acquired)                                   (262)        (309)
  Sale of investments                                   -          344
  Sale of fixed and other assets                       12           47
Cash Flow Used for Investing                         (613)        (129)
FINANCING
  Change in short-term debt (three months or less)     68            2
  Proceeds from short-term debt                        21            -
  Repayment of short-term debt                        (26)           -
  Proceeds from long-term debt                          -          402
  Repayment of long-term debt                          (5)         (14)
  Issuance of common stock                             87           46
  Purchase of common stock                           (272)        (325)
  Payment of dividends                                (56)         (58)
  Other                                                 1            2
Cash Flow From (Used for) Financing                  (182)          55
Effect of exchange rate changes on cash and
    cash equivalents                                    -            1
  Change in cash and cash equivalents                (371)         113
  Cash and cash equivalents beginning-of-period       449          109
Cash and cash equivalents end-of-period             $  78        $ 222

Cash paid for interest and income taxes
  Interest (net of amount capitalized)              $  32        $  55
  Income taxes                                      $ 110        $ 195

_____________

(a) Net change in certain components of working capital (excluding non-cash transactions):

(Increase) decrease in current assets
  Notes and accounts receivable                 $ (58)       $(155)
  Inventories                                      68          (50)
  Other current assets                              4          (30)
Decrease in payables and accruals                (120)         (66)
Increase in working capital                     $(106)       $(301)


The Notes to Condensed Consolidated Financial Statements on Pages 7 through 10 should be read in conjunction with this statement.


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


2.  Acquisitions

On January 18, 1996, the corporation completed the purchase of the polypropylene assets and business of Shell Oil Company. The purchased assets, located in the U.S., are comprised of Shell's polypropylene technology and manufacturing facilities and polypropylene assets previously held jointly by both companies. Additionally, on February 28, 1996, the corporation completed the purchase of 95 percent of the outstanding shares of Companhia Alcoolquimica Nacional, a Brazilian producer of vinyl acetate monomer. The polypropylene resin business is part of the Basic Chemicals & Polymers Segment, while the polypropylene licensing and catalyst businesses and the Brazilian vinyl acetate monomer business are included within the Specialties & Intermediates Segment.


3.  Common Stock

On July 24, 1996, the board of directors of the corporation increased the number of shares that may be repurchased under the existing common stock repurchase program to 50 million shares. Through June 30, 1996, since inception of its common share repurchase program, the corporation repurchased 36,813,978 shares (7,374,500 during 1996) at an average effective price of $31.06 per share. The corporation intends to acquire additional shares from time to time at prevailing market prices, at a rate consistent with the combination of corporate cash flow and market conditions.

In conjunction with the corporation's common stock buyback program, put options were sold in a series of private placements entitling the holders to sell 8,172,581 shares of common stock to UCC, at specified prices upon exercise of the options. Since inception of this program, through June 30, 1996, options representing 5,986,381 common shares have expired unexercised, while options representing 1,136,200 shares were exercised for $35 million, or an average price of $30.86 per share. Options representing 1,050,000 shares remain outstanding at June 30, 1996.

Premiums received since the inception of the program have reduced the average price of repurchased shares from $31.28 per share to $31.06 per share.




4.  Inventories
                                                  Millions of dollars
                                                  June 30,     Dec. 31,
                                                   1996          1995
Raw materials and supplies                        $   108      $   117
Work in process                                        51           46
Finished goods                                        356          381
                                                  $   515      $   544


5.  Commitments and Contingencies

The corporation has entered into 3 major agreements for the purchase of ethylene-related products and 2 other purchase agreements in the U.S. and Canada. The net present value of the fixed and determinable portion of these obligations at June 30, 1996 totaled $373 million.

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

At June 30, 1996, the corporation had established environmental remediation accruals in the amount of $331 million. These accruals have two components, estimated future expenditures for site investigation/cleanup and estimated future expenditures for closure/postclosure activities. In addition, the corporation had environmental loss contingencies of $164 million.

The corporation has sole responsibility for the remediation of approximately half of its environmental sites. These sites are well advanced in the investigation/cleanup stage. The corporation's environmental accruals at June 30, 1996 included $240 million for these sites, of which $112 million was for estimated future expenditures for site investigation/cleanup and $128 million was for estimated future expenditures for closure/postclosure activities. In addition, $81 million of the corporation's environmental loss contingencies related to these sites. The site with the largest total potential cost to the corporation is a non-operating site. Of the above accruals, this site accounted for $47 million, of which $26 million was for estimated future expenditures for site investigation/cleanup and $21 million was for estimated future expenditures for closure/postclosure activities. In addition, $16 million of the above environmental loss contingencies related to this site.

The corporation does not have sole responsibility at the remainder of its environmental sites. All of these sites are in the investigation/cleanup stage. The corporation's environmental accruals at June 30, 1996 included $91 million for estimated future expenditures for site investigation/cleanup at these sites. In addition, $83 million of the corporation's environmental loss contingencies related to these sites.


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

At June 30, 1996, the corporation had invested approximately $139 million in Equate Petrochemical Company K.S.C., its Kuwaiti joint venture, and had severally guaranteed up to $225 million of Equate debt. Additional significant commitments are anticipated.

The corporation had additional contingent obligations at June 30, 1996 of $56 million, principally related to guarantees of debt, obligations assumed by purchasers of UCC facilities for which UCC is primarily liable, discounted receivables from customers and performance agreements.

The corporation is one of a number of defendants named in approximately 4,400 lawsuits, some of which have more than one plaintiff, involving silicone breast implants. The corporation was not a manufacturer of breast implants but did supply generic bulk silicone materials to certain manufacturers. Also, the corporation in 1990 acquired and in 1992 divested the stock of a small specialty silicones company that, among other things, supplied silicone gel intermediates and silicone dispersions for breast implants. In 1993, most of the suits that were brought in Federal courts were consolidated for pre-trial purposes in the United States District Court, Northern District of Alabama. In 1994, the corporation provisionally joined a multi-billion dollar settlement of the claims consolidated in that Court.

The District Court later determined that the total amount of current claims likely to be approved for payment under the original settlement schedule would substantially exceed the funds available. Consequently, the defendants and the Plaintiffs' Negotiating Committee, at the request of the court, initiated negotiations to reconsider the structure and funding of the settlement. Subsequently, certain defendants, including the corporation, proposed, and the court approved, a revised settlement program. While the corporation cannot predict the number of claimants who will participate in the settlement, based on sample data prepared under supervision of the court, the corporation estimates that its maximum expenditures under the revised agreement should not exceed $100 million prior to insurance recovery. Although insurance coverage is subject to issues as to scope and application of policies, retention limits, exclusions and policy limits, and the insurers have reserved their right to deny coverage, the corporation believes that after probable insurance recoveries neither the settlement nor litigation outside the settlement will have a material adverse effect on the consolidated financial position of the corporation.



In addition to the above, the corporation and its consolidated subsidiaries are involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters including, but not limited to: product liability; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts and taxes. In some of these legal proceedings and claims, the remedies that may be sought or damages claimed is substantial.

The corporation has recorded nonenvironmental litigation accruals of $227 million, and related insurance recovery receivables of $134 million, resulting in net before-tax charges of $93 million for nonenvironmental litigation. At June 30, 1996, the corporation had nonenvironmental litigation loss contingencies of $44 million.

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


              DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION


Overview

The corporation reported second quarter 1996 net income available to common stockholders of $170 million, or $1.12 per share, fully diluted ($1.23 per share, primary). For the first six months of 1996, net income available to common stockholders was $325 million, or $2.13 per share, fully diluted ($2.34 per share, primary).

For the corresponding quarter in 1995, the corporation reported earnings of $225 million, or $1.44 per share, fully diluted ($1.59 per share, primary). For the first six months of 1995, net income available to common stockholders was $453 million, or $2.86 per share, fully diluted ($3.16 per share, primary).

The corporation's earnings for the quarter ending June 30, 1996 were affected by lower average selling prices and higher feedstock costs as compared to the same quarter in 1995. Earnings for the six month period ending June 30, 1996 were further impacted by weather-related problems that affected first quarter operations. As a result of these factors, margins for both the second quarter and the first six months of 1996 were lower than those of the corresponding prior year periods. The impact of these declining margins was mitigated somewhat by improved volumes in both business segments.

Barring more adverse conditions in the world's economy, the outlook for the Specialties & Intermediates segment is good. Volumes are expected to remain strong, and margins should improve modestly as raw material increases received in the second quarter are passed on through selling prices in the third quarter. Within the Basic Chemicals & Polymers segment, barring more adverse conditions in the world's economy, the corporation anticipates that polyethylene and polypropylene selling prices will increase from second quarter 1996 levels, while ethylene glycol prices are expected to decline, possibly bottoming-out by the end of the third quarter. Basic Chemical & Polymer volumes are expected to remain at current levels.

Results of Operations

Revenues increased 1.2 percent in the second quarter and 2.2 percent in the first six months of 1996 in comparison to the comparable periods in 1995. Declining average selling prices in the current year were more than offset by the effect of increasing volumes. Second quarter volumes increased
12.4 percent versus the 1995 period, while first half volumes increased by
9.7 percent. Average unit prices declined by 9.9 percent and 6.7 percent for the quarter and six month periods, respectively.

The combined impact of falling selling prices and rising feedstock costs have caused current year margins to decline in comparison to last year. The corporation's variable margin for the second quarter of 1996 was 45.0 percent, compared to 46.2 percent in the second quarter of 1995. For the six month period ending June 30, 1996, variable margin was 45.2 percent as opposed to
48.0 percent in the same period last year. Gross margin (variable margin less fixed manufacturing and distribution costs) declined to 26.2 percent for the second quarter of 1996 from 28.4 percent for the second quarter of 1995, and declined to 26.5 percent for the six months ending June 30, 1996 from 29.8 percent for the six months ending June 30, 1995. Fixed manufacturing and distribution costs increased 6.4 percent in the second quarter, and 4.8 percent in the first six months of 1996, compared to the same periods of 1995, primarily due to the acquisition of Shell Oil Company's polypropylene assets and business.


Industry Segments

The company's operations are classified into two main business segments, Specialties & Intermediates and Basic Chemicals & Polymers. The Specialties & Intermediates segment includes the corporation's specialty chemicals and specialty polymers product lines, licensing, solvents and chemical intermediates. The Basic Chemicals & Polymers segment includes the corporation's ethylene and propylene manufacturing operations as well as the production of first level ethylene and propylene derivatives - polyethylene, ethylene oxide/glycol and polypropylene. The corporation's non-core operations and financial transactions are included in "Other".

Information about the corporation's operations in its business segments for the second quarter and six month periods of 1996 and 1995 follows. Sales of the Basic Chemicals & Polymers segment include intersegment sales, principally ethylene oxide, which are made at the estimated market value of the products transferred. Operating profit represents income before interest expense and the provision for income taxes.

                                            Quarter ended     Six Months ended
                                               June 30,           June 30,
Millions of dollars                         1996     1995      1996     1995
                               Sales
Specialties & Intermediates                $1,109   $1,056    $2,186   $2,103
Basic Chemicals & Polymers                    527      557     1,046    1,025
Intersegment Eliminations                     (77)     (72)     (172)    (134)
Total                                      $1,559   $1,541    $3,060   $2,994

                          Operating Profit
Specialties & Intermediates                $  190   $  207    $  383   $  417
Basic Chemicals & Polymers                     47      100       105      208
Other                                           8        1        16       24
Total                                      $  245   $  308    $  504   $  649

                   Depreciation and Amortization
Specialties & Intermediates                $   48   $   45    $   94   $  100
Basic Chemicals & Polymers                     31       27        60       55
Total                                      $   79   $   72    $  154   $  155

                        Capital Expenditures
Specialties & Intermediates                $  132   $   91    $  266   $  152
Basic Chemicals & Polymers                     45       37        97       59
Total                                      $  177   $  128    $  363   $  211

Sales of the Specialties & Intermediates segment increased 5.0 percent to $1,109 million in the second quarter of 1996 over that of 1995, and increased
3.9 percent to $2,186 million in the first six months of 1996 compared to the first six months of 1995. Operating profit for the second quarter of 1996 was $190 million, as compared to $207 million for the same quarter of 1995; operating profit was $383 million for the first half of 1996, versus $417 for the same period of 1995, which included an increase of $12 million in depreciation expense related to a reduction in the depreciable lives of certain computer equipment. Increases in volumes, offset by declines in average selling prices, accounted for the sales increases.

Sales of the Basic Chemicals & Polymers segment declined 5.4 percent to $527 million in the second quarter of 1996 versus that of 1995, and increased
2.0 percent to $1,046 million in the first six months of 1996 compared to the first six months of 1995. Operating profit for the second quarter of 1996 declined to $47 million from $100 million for the second quarter of 1995, and also declined on a year-to-date basis to $105 million from $208 million in the corresponding period of the prior year. The second quarter sales decline is attributable to decreased selling prices, partially offset by increased volumes from the newly acquired polypropylene business. The same factors are behind the sales increase for the first six months of the year, although the declines in selling prices were not so great as to offset the increases in polyethylene and polypropylene volumes.

Selling, administrative and other expenses declined $5 million in the second quarter of 1996 versus the same quarter of 1995, and increased $1 million in the first six months of 1996 over the same period of 1995.

Partnership income declined $14 million in the second quarter of 1996 and $32 million in the first half of 1996, as a result of decreased earnings for Petromont due to lower polyethylene prices, and the elimination of the earnings of the polypropylene partnership with Shell Oil Company, which was acquired in January of 1996 and is now included in consolidated earnings.

Other expense (income) - net for the first half of 1996 included a charge for the discontinuance of the Basic Chemicals & Polymers segment's high density polyethylene recycle resin operation. Included in the first half of 1995 were the following items: a $220 million gain on the corporation's reduction of its equity interest in UCAR and a non-cash charge of $191 million for future lease payments on unused office space, primarily at the corporation's Danbury headquarters.

Interest expense declined by $8 million to $14 million in the quarter ended June 30, 1996 versus the comparable 1995 quarter, and declined $4 million to $37 million in the first six months of 1996 versus the same period of 1995, due to an increase in capitalized interest associated with the corporation's increased capital program.

Income from corporate investments carried at equity declined to $7 million in the second quarter of 1996 from $26 million in the second quarter of 1995, and to a loss of $6 million for the first half of 1996 from income of $31 million in the first half of 1995, due to a decline in the earnings of Polimeri Europa as the result of increased raw material prices and decreased selling prices in Europe, and the recognition of preliminary operating expenses, which will continue to be incurred until plant start-up which is expected to be in mid-1997, by Equate Petrochemical Company.

Estimates of future expenses related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, and of future capital expenditures relating to environmental protection, have not changed materially since December 31, 1995. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. The corporation's environmental exposures are discussed in more detail in the Commitments and Contingencies footnote to the financial statements on pages 8 through 10 of this report on Form 10-Q.

The corporation continues to be named as one of a number of defendants in lawsuits, some of which have more than one plaintiff, involving silicone gel breast implants. The corporation supplied bulk silicone materials to certain companies that at various times were involved in the manufacture of breast implants. These cases are discussed in more detail in the "Commitments and Contingencies" footnote to the financial statements on pages 8 through 10 of this report on Form 10-Q.



Financial Condition - June 30, 1996

Cash flow from operations was $424 million for the first six months of 1996, compared to $186 million in the comparable period of 1995. Decreased earnings in the first six months of 1996 versus the first six months of 1995 were offset by lower working capital requirements as well as reduced tax payments. Net gains on investing transactions were significantly higher in the first half of 1995 because of the gain on the reduction of the corporation's equity interest in UCAR during that period. Other noncash charges of $128 million in the first six months of 1995 included the $191 million charge for future lease payments on unused office space.

Cash flow used for investing totaled $613 million in the first six months of 1996, and $129 million in the first six months of 1995. In the first quarter of 1996, the corporation purchased the polypropylene assets and business of Shell Oil Company and 95 percent of the outstanding shares of Companhia Alcoolquimica Nacional, a Brazilian producer of vinyl acetate monomer. In the prior year's first six months, investments and acquisitions included the acquisition of a 50 percent equity interest in Polimeri Europa and the ethylene oxide derivatives businesses of ICI, while sale of investments reflected the sale of half of the corporation's 50 percent equity interest in UCAR International Inc.

Capital expenditures increased to $363 million in the first six months of 1996 in comparison to $211 million in the first six months of 1995. Major projects include an ethylene propylene rubber project at Seadrift, Tex., within the Specialties & Intermediates Segment; a cogeneration facility at Taft, La., within both business segments; and an upgrade to the information technology infrastructure, which involves all segments.

Cash flow used for financing in the first six months of 1996 was $182 million, as compared to cash flow provided from financing of $55 million in the comparable 1995 period. The 1996 period included net common stock repurchases of $185 million under the existing common stock repurchase program, while net common stock repurchases during the 1995 period totaled $279 million. Through the first half of 1996 the corporation has purchased 7.4 million shares of common stock for $314 million. Since 1993, the corporation has purchased 36.8 million shares of common stock for $1.143 billion. On July 24, 1996, the corporation's board of directors authorized an increase of 10 million in the number of shares that may be repurchased under the existing common stock repurchase program to a total of 50 million shares. The corporation intends to acquire additional shares from time to time at prevailing market rates consistent with the combination of corporate cash flow and market conditions. Cash dividends to common stockholders amounted to $56 million and $58 million for the six month periods ended June 30, 1996 and 1995, respectively. In the first half of 1995, the corporation completed a $400 million, two-part public offering of debt securities which was used in part to refinance existing short term debt.

The corporation's ratio of debt to total capital increased to 39.7 percent at June 30, 1996 from 39.0 percent at December 31, 1995. At June 30, 1996, there were no outstanding borrowings under the existing bank credit agreement aggregating $1 billion.

At June 30, 1996, the corporation had invested approximately $139 million in Equate Petrochemical Company K.S.C., its Kuwait joint venture, and had severally guaranteed up to $225 million of Equate debt. Additional significant commitments are anticipated.




                         PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         See Note 5 to the corporation's condensed consolidated financial statements on pages 8 through 10 of this 10-Q Report.


Item 5.  Other Information

         On August 8, 1996, the corporation signed a memorandum of understanding with Exxon Chemical Company to form a 50/50 joint venture to research, develop, market and license technologies for the production of polyethylene. The technologies to be offered by the venture will be based on the corporation's UNIPOL I and UNIPOL II gas-phase processes and catalyst systems, and Exxon Chemical's EXXPOL metallocene catalyst systems and super condensed mode technology gas-phase process improvement. The new company, targeted to be operational by the end of 1996, also will manufacture and sell metallocene catalysts for polyethylene production. Exxon Chemical and the corporation will each separately retain their production and sales of polyethylene resins.


Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits.

              The following exhibits are filed as part of this report:

                  11  -  Computation of Earnings Per Share
                  27  -  Financial Data Schedule.

         (b) No reports on Form 8-K were filed for the three months ended June 30, 1996.









                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNION CARBIDE CORPORATION
                                                       (Registrant)




Date:  August 8, 1996                        By:      /s/John K. Wulff
                                                       JOHN K. WULFF
                                                     Vice-President and
                                                  Chief Financial Officer



                                EXHIBIT INDEX



Exhibit                                                             Page
  No.                             Exhibit                            No.

  11        Computation of Earnings Per Share                        18

  27        Financial Data Schedule                                  19