Form 10-Q
period 1996-09-30
UNION CARBIDE CORP /NEW/
filed 1996-11-14
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C  20549
                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

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

           Class                                Outstanding at October 31, 1996
Common Stock, $1 par value                             127,341,593 shares


              Total number of sequentially numbered pages in this filing, including exhibits thereto:  86




                                     INDEX




PART I. FINANCIAL INFORMATION

                                                                         PAGE
  Financial Statements

    Condensed Consolidated Statement of Income -
      Union Carbide Corporation and Subsidiaries -
      Quarter Ended September 30, 1996 and 1995....................        3

    Condensed Consolidated Statement of Income -
      Union Carbide Corporation and Subsidiaries -
      Nine Months Ended September 30, 1996 and 1995................        4

    Condensed Consolidated Balance Sheet -
      Union Carbide Corporation and Subsidiaries -
      September 30, 1996 and December 31, 1995.....................        5

    Condensed Consolidated Statement of Cash Flows -
      Union Carbide Corporation and Subsidiaries -
      Nine Months Ended September 30, 1996 and 1995................        6

  Notes to Condensed Consolidated Financial Statements -
      Union Carbide Corporation and Subsidiaries...................       7-10

  Discussion and Analysis of Results of Operations
    and Financial Condition........................................      11-15



PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.......................................       16

  Item 6.  Exhibits and Reports on Form 8-K........................       16

  Signature........................................................       17

  Exhibit Index....................................................       18



                        PART I. FINANCIAL INFORMATION

                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                        Millions of dollars
                                                    (Except per share figures)
                                                      Quarter ended Sept. 30,
                                                           1996        1995

NET SALES                                                $ 1,538     $ 1,495

  Cost of sales, exclusive of depreciation and
    amortization                                           1,145       1,038
  Research and development                                    39          36
  Selling, administration and other expenses(a)               80         148
  Depreciation and amortization                               81          72
  Interest expense                                            18          23
  Partnership income                                         (43)        (26)
  Other income - net                                          (6)       (171)

INCOME BEFORE PROVISION FOR INCOME TAXES                     224         375
  Provision for income taxes                                  63         122

INCOME OF CONSOLIDATED COMPANIES                             161         253
  Income from corporate investments
    carried at equity                                          -          24
NET INCOME                                                   161         277
  Preferred stock dividend, net of income taxes                2           2
NET INCOME - COMMON STOCKHOLDERS                         $   159     $   275

Earnings per common share
  Primary                                                $  1.19     $  1.96
  Fully diluted                                          $  1.08     $  1.77
Cash dividends declared per common share                 $  0.1875   $  0.1875



(a) Selling, administration and other expenses include:
      Selling                                            $    32     $    32
      Administration                                          32          96
      Other expenses                                          16          20
                                                         $    80     $   148


The Notes to Condensed Consolidated Financial Statements on Pages 7 through 10 should be read in conjunction with this statement.



                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                         Millions of dollars
                                                     (Except per share figures)
                                                     Nine Months ended Sept. 30,
                                                           1996        1995

NET SALES                                                $ 4,598     $ 4,489

  Cost of sales, exclusive of depreciation and
    amortization                                           3,394       3,140
  Research and development                                   115         106
  Selling, administration and other expenses(a)              239         306
  Depreciation and amortization                              235         227
  Interest expense                                            55          64
  Partnership income                                        (106)       (121)
  Other income - net                                         (25)       (216)

INCOME BEFORE PROVISION FOR INCOME TAXES                     691         983
  Provision for income taxes                                 194         303

INCOME OF CONSOLIDATED COMPANIES                             497         680
  Income (loss) from corporate investments
    carried at equity                                         (6)         55
NET INCOME                                                   491         735
  Preferred stock dividend, net of income taxes                7           7
NET INCOME - COMMON STOCKHOLDERS                         $   484     $   728

Earnings per common share
  Primary                                                $  3.52     $  5.11
  Fully diluted                                          $  3.20     $  4.61
Cash dividends declared per common share                 $  0.5625   $  0.5625



(a) Selling, administration and other expenses include:
      Selling                                            $    96     $    95
      Administration                                          91         159
      Other expenses                                          52          52
                                                         $   239     $   306


The Notes to Condensed Consolidated Financial Statements on Pages 7 through 10 should be read in conjunction with this statement.


                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET

                                                     Millions of dollars
                                                     Sept. 30,  Dec. 31,
                                                       1996       1995

ASSETS
  Cash and cash equivalents                           $  111     $  449
  Notes and accounts receivable                        1,058        996
  Inventories                                            528        544
  Other current assets                                   213        207
  Total current assets                                 1,910      2,196

  Property, plant and equipment                        6,993      6,357
  Less: Accumulated depreciation                       3,698      3,549
  Net fixed assets                                     3,295      2,808

  Companies carried at equity                            761        739
  Other investments and advances                          85         84
  Total investments and advances                         846        823

  Other assets                                           467        429

  Total assets                                        $6,518     $6,256


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                    $  254     $  316
  Short-term debt and current portion of
    long-term debt                                       263         38
  Accrued income and other taxes                         175        259
  Other accrued liabilities                              749        725
  Total current liabilities                            1,441      1,338

  Long-term debt                                       1,295      1,285
  Postretirement benefit obligation                      473        480
  Other long-term obligations                            858        834
  Deferred credits                                       288        201
  Minority stockholders' equity in consolidated
    subsidiaries                                          28         24
  Convertible preferred stock - ESOP                     144        146
  Unearned employee compensation - ESOP                  (93)       (97)
  Stockholders' equity:
    Common stock authorized - 500,000,000 shares
    Common stock issued     - 154,609,669 shares         155        155
    Additional paid-in capital                           352        343
    Translation and other equity adjustments             (19)       (15)
    Retained earnings                                  2,555      2,145
                                                       3,043      2,628
    Less: Treasury stock, at cost-27,170,602 shares
                (19,501,701 shares in 1995)              959        583
  Total stockholders' equity                           2,084      2,045
  Total liabilities and stockholders' equity          $6,518     $6,256

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 10 should be read in conjunction with this statement.



                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Millions of dollars
                                                Nine Months ended Sept. 30,
                                                     1996         1995
                                                  Increase (decrease) in
                                                cash and cash equivalents
OPERATIONS
  Income                                            $ 491        $ 735
  Noncash charges (credits) to net income
    Depreciation and amortization                     235          227
    Deferred income taxes                              48          (47)
    Other noncash charges                             (10)         183
    Net gains on investing transactions                 -         (382)
  Increase in working capital(a)                     (117)        (233)
  Long-term assets and liabilities                     17           44
Cash Flow From Operations                             664          527
INVESTING
  Capital expenditures                               (531)        (364)
  Investments and acquisitions (excluding
    cash acquired)                                   (267)        (378)
  Sale of investments                                   -          552
  Sale of fixed and other assets                       13           36
Cash Flow Used for Investing                         (785)        (154)
FINANCING
  Change in short-term debt (three months or less)    239          (10)
  Proceeds from short-term debt                        21            -
  Repayment of short-term debt                        (26)           -
  Proceeds from long-term debt                          6          402
  Repayment of long-term debt                          (6)         (18)
  Issuance of common stock                            115           68
  Purchase of common stock                           (483)        (343)
  Payment of dividends                                (83)         (87)
  Other                                                 1            3
Cash Flow From (Used for) Financing                  (216)          15
Effect of exchange rate changes on cash and
    cash equivalents                                   (1)           1
  Change in cash and cash equivalents                (338)         389
  Cash and cash equivalents beginning-of-period       449          109
Cash and cash equivalents end-of-period             $ 111        $ 498

Cash paid for interest and income taxes
  Interest (net of amount capitalized)              $  41        $  59
  Income taxes                                      $ 150        $ 221


(a) Net change in certain components of working capital (excluding non-cash transactions):

(Increase) decrease in current assets
  Notes and accounts receivable                 $ (37)       $(134)
  Inventories                                      55          (91)
  Other current assets                            (15)          23
Decrease in payables and accruals                (120)         (31)
Increase in working capital                     $(117)       $(233)


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


3.  Common Stock

On July 24, 1996, the board of directors of the corporation increased the number of shares that may be repurchased under the existing common stock repurchase program to 50 million shares. Through September 30, 1996, since inception of its common share repurchase program, the corporation repurchased 40,794,429 shares (11,354,951 during 1996) at an average effective price of $32.18 per share. The corporation intends to acquire additional shares from time to time at prevailing market prices, at a rate consistent with the combination of corporate cash flow and market conditions.

In conjunction with the corporation's common stock buyback program, put options were sold in a series of private placements entitling the holders to sell 9,455,081 shares of common stock to UCC, at specified prices upon exercise of the options. Since inception of this program, through September 30, 1996, options representing 6,518,881 common shares have expired unexercised, while options representing 1,886,200 shares were exercised for $68 million, or an average price of $36.26 per share. Options representing 1,050,000 shares remain outstanding at September 30, 1996. Premiums received since the inception of the program have reduced the average price of repurchased shares from $32.42 per share to $32.18 per share.



4.  Inventories
                                                  Millions of dollars
                                                  Sept. 30,    Dec. 31,
                                                    1996         1995
Raw materials and supplies                        $   121      $   117
Work in process                                        64           46
Finished goods                                        343          381
                                                  $   528      $   544


5.  Commitments and Contingencies

The corporation has entered into 3 major agreements for the purchase of ethylene-related products and 2 other purchase agreements in the U.S. and Canada. The net present value of the fixed and determinable portion of these obligations at September 30, 1996 totaled $363 million.

The corporation is subject to loss contingencies resulting from environmental laws and regulations, which include obligations to remove or remediate the effects on the environment of the disposal or release of certain wastes and substances at various sites. The corporation has established accruals in current dollars for those hazardous waste sites where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. The corporation adjusts its accruals as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made, and to reflect new and changing facts.

At September 30, 1996, the corporation had established environmental remediation accruals in the amount of $324 million. These accruals have two components, estimated future expenditures for site investigation/cleanup and estimated future expenditures for closure/postclosure activities. In addition, the corporation had environmental loss contingencies of $161 million.

The corporation has sole responsibility for the remediation of approximately half of its environmental sites. These sites are well advanced in the investigation/cleanup stage. The corporation's environmental accruals at September 30, 1996 included $244 million for these sites, of which $113 million was for estimated future expenditures for site investigation/cleanup and $131 million was for estimated future expenditures for closure/postclosure activities. In addition, $75 million of the corporation's environmental loss contingencies related to these sites. The site with the largest total potential cost to the corporation is a non-operating site. Of the above accruals, this site accounted for $33 million, of which $19 million was for estimated future expenditures for site investigation/cleanup and $14 million was for estimated future expenditures for closure/postclosure activities. In addition, $23 million of the above environmental loss contingencies related to this site.

The corporation does not have sole responsibility at the remainder of its environmental sites. All of these sites are in the investigation/cleanup stage. The corporation's environmental accruals at September 30, 1996 included $80 million for estimated future expenditures for site investigation/cleanup at these sites. In addition, $86 million of the corporation's environmental loss contingencies related to these sites. The largest two of these sites are also non-operating sites. Of the above accruals, these sites accounted for $23 million for estimated future expenditures for site investigation/cleanup. In addition, $27 million of the above environmental loss contingencies related to these sites.

In 1995, worldwide expenses of continuing operations related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, totaled $138 million. Expenses in 1994 and 1993 were $153 million and $149 million, respectively. While estimates of the costs of environmental protection for 1996 are necessarily imprecise, the corporation estimates that the level of these expenses will decline somewhat as the result of favorable experience associated with remedial activities.

In 1995, the corporation and two Kuwaiti corporations formed Equate Petrochemical Company, a joint venture for development of a world-scale petrochemical complex in Kuwait. The cost of design, construction and initial working capital is expected to approximate $2 billion by July 1997, the planned start-up date. As of September 30, 1996, the corporation's investment in Equate was approximately $126 million, representing its 45 percent equity investment in Equate. The corporation anticipates making an additional investment of $12 million by early 1997.

By September 30, 1996, Equate had completed its long-term financing arrangements for construction and operating funds. The corporation has agreed to severally guarantee 45 percent (approximately $608 million at September 30, 1996) of Equate's debt and working capital financing needs until certain completion tests and certain minimum sales volume targets are achieved; the guarantee is expected to ultimately decline to approximately $54 million. The corporation has also pledged its shares in Equate as security for Equate's debt. The corporation has political risk insurance coverage for substantially all of its guarantee of Equate's debt and its equity investment. During the month of October, Equate drew down
$600 million under its debt facilities, and utilized a portion to repay previously outstanding borrowings. The debt is expected to reach its maximum level by July 1997.

The corporation had additional contingent obligations at September 30, 1996 of $62 million, principally related to guarantees of debt, obligations assumed by purchasers of UCC facilities for which UCC is primarily liable, discounted receivables from customers and performance agreements.

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

The corporation has recorded nonenvironmental litigation accruals of $216 million, and related insurance recovery receivables of $134 million, resulting in net before-tax charges of $82 million for nonenvironmental litigation. At September 30, 1996, the corporation had nonenvironmental litigation loss contingencies of $53 million.

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


6.  Long-Term Debt

On October 2, 1996 the corporation issued $200 million of 7.75 percent debentures maturing in 2096. The maturity of the debentures may be shortened under certain circumstances in order to preserve the deductibility of the interest payments for Federal income tax purposes.


              DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION

Overview

The corporation reported third quarter 1996 net income available to common stockholders of $159 million, or $1.08 per share, fully diluted ($1.19 per share, primary). For the first nine months of 1996 net income available to common stockholders was $484 million, or $3.20 per share, fully diluted ($3.52 per share, primary).

For the corresponding quarter in 1995, the corporation reported earnings of $275 million, or $1.77 per share, fully diluted ($1.96 per share, primary). For the first nine months of 1995, net income available to common stockholders was $728 million, or $4.61 per share, fully diluted ($5.11 per share, primary).

The corporation's earnings for the quarter ending September 30, 1996 were affected by higher feedstock costs and lower average selling prices as compared to those of the corresponding prior year quarter. Earnings for the nine month period ending September 30, 1996 were further impacted by weather-related problems that affected first quarter operations. As a result, third quarter and nine month margins were lower than those of the comparable periods of 1995. Increased volumes in both business segments served to mitigate the impact of these declining margins.

Specialties & Intermediates operating profit in the fourth quarter of 1996 is anticipated to decrease somewhat from third quarter 1996 levels because of normal seasonal weakness in demand, primarily in the coatings area, and the Basic Chemicals & Polymers segment results are expected to be impacted adversely in the fourth quarter, mainly by increasing average feedstock costs.


Results of Operations

Increased volumes in the current year were partially offset by a decline in average selling prices, resulting in a sales increase of 2.9 percent in the third quarter and 2.4 percent in the first nine months of 1996 compared to the same periods in 1995. Third quarter volumes increased 10.9 percent versus the comparable 1995 period, while volumes for the first nine months of 1996 increased by 10.1 percent versus the first nine months of 1995. Average selling prices declined by 7.3 percent and 6.9 percent for the three and nine month periods, respectively.



Increasing feedstock cost coupled with the declines in average selling prices caused the corporation's margins to decline from similar periods in the prior year. The corporation's variable margin for the third quarter of 1996 was
43.0 percent, compared to 48.5 percent in the third quarter of 1995. For the first nine months of 1996, variable margin was 44.5 percent as opposed to
48.2 percent in the same period last year. Gross margin (variable margin less fixed manufacturing and distribution costs) declined to 25.6 percent for the third quarter of 1996 from 30.6 percent for the third quarter of 1995, and declined to 26.2 percent for the nine months ending September 30, 1996 from
30.1 percent for the nine months ending September 30, 1995. Fixed manufacturing and distribution costs remained stable in the third quarter, and increased 3.2 percent in the first nine months of 1996, compared to the same periods of 1995. The increase in the nine months ended September 30, 1996 versus the same period of 1995 is primarily due to the acquisition of Shell Oil Company's polypropylene assets and business.


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

Information about the corporation's operations in its business segments for the third quarter and nine month periods of 1996 and 1995 follows. Sales of the Basic Chemicals & Polymers segment include intersegment sales, principally ethylene oxide, which are made at the estimated market value of the products transferred. Operating profit represents income before interest expense and the provision for income taxes.

                                            Quarter ended    Nine Months ended
                                            September 30,      September 30,
Millions of dollars                         1996     1995      1996     1995
                               Sales
Specialties & Intermediates                $1,055   $1,014    $3,241   $3,117
Basic Chemicals & Polymers                    552      565     1,598    1,590
Intersegment Eliminations                     (69)     (84)     (241)    (218)
Total                                      $1,538   $1,495    $4,598   $4,489

                          Operating Profit
Specialties & Intermediates                $  202   $  115    $  585   $  532
Basic Chemicals & Polymers                     40      121       145      329
Other                                           -      162        16      186
Total                                      $  242   $  398    $  746   $1,047



                                            Quarter ended    Nine Months ended
                                            September 30,      September 30,
Millions of dollars                         1996     1995      1996     1995

                   Depreciation and Amortization
Specialties & Intermediates                $   50   $   45    $  144   $  145
Basic Chemicals & Polymers                     31       27        91       82
Total                                      $   81   $   72    $  235   $  227

                        Capital Expenditures
Specialties & Intermediates                $  121   $  114    $  387   $  266
Basic Chemicals & Polymers                     47       39       144       98
Total                                      $  168   $  153    $  531   $  364

Sales of the Specialties & Intermediates segment increased 4.0 percent to $1,055 million in the third quarter of 1996 over that of 1995, and increased
4.0 percent to $3,241 million in the first nine months of 1996 compared to the first nine months of 1995. Operating profit for the third quarter of 1996 was $202 million, as compared to $115 million for the same quarter of 1995; operating profit was $585 million for the nine months ended September 30, 1996, versus $532 million for the nine months ended September 30, 1995. Included in operating profit for 1995 were a $48 million charge for postemployment benefits in the third quarter and a $12 million increase in depreciation expense related to a reduction in the depreciable lives of certain computer equipment in the nine month period. For the three and nine month periods ended September 30, 1996, this segment benefited from an
11.3 percent and 8.5 percent increase in volume, respectively, compared to similar periods in 1995, and experienced a decline in average selling prices of 6.7 percent and 4.3 percent, respectively.

Sales of the Basic Chemicals & Polymers segment declined 2.3 percent to $552 million in the third quarter of 1996 versus that of 1995, and increased
0.5 percent to $1,598 million in the nine months ended September 30, 1996 versus the comparable period of 1995. Operating profit for the third quarter of 1996 declined to $40 million from $121 million for the third quarter of 1995, which included a $20 million charge for postemployment benefits, and declined on a year-to-date basis to $145 million from $329 million in the corresponding period of the prior year. This decline reflects the combination of weak pricing for ethylene glycol and the rapid rise in feedstock costs, partly offset by an improvement in polyethylene prices.

Selling, administrative and other expenses were $80 million and $239 million in the three and nine month periods of 1996, respectively, compared to $148 million and $306 million in the same periods of 1995. Excluding a $68 million charge for postemployment benefits recognized in the third quarter of 1995, selling, administrative and other expenses were essentially unchanged for both periods.

Partnership income increased $17 million in the third quarter of 1996, compared to the same quarter of 1995, primarily as the result of improved catalyst sales by UOP to the petroleum refinery industry. Partnership income declined $15 million in the first nine months of 1996 versus 1995 as a result of a decline in the earnings of Petromont due to lower polyethylene prices and higher feedstock costs and the elimination of the earnings of the polypropylene partnership with Shell Oil Company, which was acquired in January 1996 and is now included in consolidated earnings, partially offset by UOP's increased earnings.


Other income - net for the first nine months of 1995 included the following items: a $381 million gain on the corporation's sale of its equity interest in UCAR, of which $161 million was recognized in the third quarter, and a non-cash charge of $191 million for future lease payments on unused office space, primarily at the corporation's Danbury headquarters.

Interest expense declined by $5 million to $18 million in the quarter ended September 30, 1996 versus the comparable 1995 quarter, and declined $9 million to $55 million in the first nine months of 1996 versus the same period of 1995, due to an increase in capitalized interest associated with the corporation's increased capital program.

Income from corporate investments carried at equity declined to breakeven in the third quarter of 1996 from $24 million in the third quarter of 1995, and to a loss of $6 million for the first nine months of 1996 from income of $55 million in the first nine months of 1995, due to a decline in the earnings of Polimeri Europa as the result of increased raw material prices and decreased polyethylene selling prices, and the recognition by Equate Petrochemical Company of preliminary operating expenses, which will continue until plant start-up in mid-1997.

Future expenses related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, are expected to decline somewhat as the result of favorable experience associated with remedial activities. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. The corporation's environmental exposures are discussed in more detail in the Commitments and Contingencies footnote to the financial statements on pages 8 through 10 of this report on Form 10-Q.

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


Financial Condition - September 30, 1996

Cash flow from operations was $664 million for the first nine months of 1996, compared to $527 million for the comparable period of 1995. Decreased earnings in the first nine months of 1996 versus the comparable period of 1995 were offset by lower working capital requirements as well as reduced tax payments. Net gains on investing transactions were higher for the nine months ended September 30, 1995 because of the $381 million gain on the sale of the corporation's equity interest in UCAR International Inc. Other noncash charges of $183 million in the first nine months of 1995 included a $191 million charge for future lease payments on unused office space and a $68 million charge for postemployment benefits.



Cash flow used for investing totaled $785 million and $154 million for the first nine months of 1996 and 1995, respectively. In the first nine months of 1996, the corporation purchased the polypropylene assets and business of Shell Oil Company and 95 percent of the outstanding shares of Companhia Alcoolquimica Nacional, a Brazilian producer of vinyl acetate monomer. Investments and acquisitions in the prior year's first nine months included the acquisition of the ethylene oxide derivatives businesses of ICI and a 50 percent equity interest in Polimeri Europa, while sale of investments reflected the sale of the corporation's 50 percent equity interest in UCAR International Inc.

Capital expenditures increased to $531 million in the first nine months of 1996 in comparison to $364 million for the comparable period of 1995. Major 1996 projects include an ethylene propylene rubber project at Seadrift, Tex., within the Specialties & Intermediates Segment; a cogeneration facility at Taft, La., within both business segments; and an upgrade to the information technology infrastructure, which involves all segments.

Cash flow used for financing in the first nine months of 1996 was $216 million, as compared to cash flow provided from financing of $15 million in the comparable 1995 period. The 1996 period included net common stock repurchases of $368 million under the existing common stock repurchase program, while net common stock repurchases during the 1995 period totaled $275 million. For the nine month period ended September 30, 1996 the corporation purchased approximately 11.4 million shares of common stock for $483 million. Since 1993, the corporation has purchased 40.8 million shares of common stock for $1.315 billion. On July 24, 1996, the corporation's board of directors authorized an increase of 10 million in the number of shares that may be repurchased under the existing common stock repurchase program to a total of 50 million shares from the inception of the program. The corporation intends to acquire additional shares from time to time at prevailing market rates consistent with the combination of corporate cash flow and market conditions. Cash dividends to common stockholders amounted to $83 million and $87 million for the nine month periods ended September 30, 1996 and 1995, respectively. In the first nine months of 1995, the corporation completed a $400 million, two-part public offering of debt securities which was used in part to refinance existing short term debt.

On October 2, 1996 the corporation issued $200 million of 7.75 percent debentures maturing in 2096, the proceeds of which were used to refinance existing short term debt.

At September 30, 1996, there were no outstanding borrowings under the existing bank credit agreement aggregating $1 billion.




                         PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         See Note 5 to the corporation's condensed consolidated financial statements on pages 8 through 10 of this 10-Q Report.

         In June 1991 the corporation registered with the U.S. Environmental Protection Agency ("EPA") to participate in a compliance audit program to determine compliance under Section 8(e) of the Toxic Substances Control Act. On October 3, 1996, the EPA Environmental Appeals Board approved a settlement of this matter pursuant to which the corporation paid a stipulated penalty of $1 million.


Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits.

              The following exhibits are filed as part of this report:

                 10.1 - Completion Guarantee dated September 15, 1996 between Petrochemical Industries Company K.S.C. and Union Carbide Corporation as Guarantors, National Bank of Kuwait S.A.K. as Intercreditor Agent, and Citicorp Trustee Company Limited as Debt Trustee.

                 10.2 - Definitions Agreement dated September 15, 1996 between Equate Petrochemical Co. K.S.C. (Closed) as the Company, Petrochemical Industries Company K.S.C., Union Carbide Corporation as the Sponsors, National Bank of Kuwait S.A.K. as Intercreditor Agent and Project Assets Security Trustee, and Citicorp Trustee Company Limited as Debt Trustee.

                  11  -  Computation of Earnings Per Share

                  27  -  Financial Data Schedule.

         (b) The corporation's Form 8-K dated October 2, 1996, contained the legal opinion of Cahill Gordon & Reindel regarding the issuance of $200 million of 7.75 percent debentures maturing in 2096.








                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNION CARBIDE CORPORATION
                                                       (Registrant)




Date:  November 14, 1996                      By:      /s/John K. Wulff
                                                       JOHN K. WULFF
                                                     Vice-President and
                                                  Chief Financial Officer



                                EXHIBIT INDEX



Exhibit                                                             Page
  No.                             Exhibit                            No.


 10.1       Completion Guarantee dated September 15, 1996
            between Petrochemical Industries Company K.S.C.
            and Union Carbide Corporation as Guarantors,
            National Bank of Kuwait S.A.K. as Intercreditor
            Agent, and Citicorp Trustee Company Limited as
            Debt Trustee.                                            19

 10.2       Definitions Agreement dated September 15, 1996
            between Equate Petrochemical Co. K.S.C. (Closed)
            as the Company, Petrochemical Industries Company
            K.S.C., Union Carbide Corporation as the Sponsors,
            National Bank of Kuwait S.A.K. as Intercreditor
            Agent and Project Assets Security Trustee, and
            Citicorp Trustee Company Limited as Debt Trustee.        34

  11        Computation of Earnings Per Share                        85

  27        Financial Data Schedule                                  86