Form 10-K
period 1996-12-31
UNION CARBIDE CORP /NEW/
filed 1997-03-20
CIK 100790

Securities and Exchange Commission, Washington, D.C. 20549

       Annual Report on Form 10-K for the year ended December 31, 1996. Filed pursuant to Section 13 of the Securities Exchange Act of 1934.
                        Commission file number 1-1463

           Union Carbide Corporation
                  1996 10-K


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

At February 28, 1997, 126,741,112 shares of common stock were outstanding. Non-affiliates held 125,958,321 of those shares, of which the aggregate market value was $5.952 billion.

Documents incorporated by reference:

Annual report to stockholders for the year ended December 31, 1996 (Parts I and II)
Proxy statement for the annual meeting of stockholders to be held on April 23, 1997 (Part III)


                               Table of Contents


Part I
Item 1:  Business  ........................................................  1
Item 2:  Properties  ......................................................  3
Item 3:  Legal Proceedings  ...............................................  4
Item 4:  Submission of Matters to a Vote of Security Holders  .............  4

Part II
Item 5:  Market for Registrant's Common Equity and Related Stockholder
         Matters  .........................................................  5
Item 6:  Selected Financial Data  .........................................  5
Item 7:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations  ...........................................  5
Item 8:  Financial Statements and Supplementary Data  .....................  5
Item 9:  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure  ............................................  5

Part III
Item 10: Directors and Executive Officers of the Registrant  ..............  6
Item 11: Executive Compensation  ..........................................  8
Item 12: Security Ownership of Certain Beneficial Owners and Management  ..  8
Item 13: Certain Relationships and Related Transactions  ..................  8

Part IV
Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K .  9
Signatures  ............................................................... 12
Exhibit Index  ............................................................ 13


Cautionary statement for the purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995: All statements in this Form 10-K report that do not reflect historical information are forward looking statements. These include statements incorporated herein by reference to the 1996 annual report to stockholders. Important factors that could cause actual results to differ materially from those discussed in such forward looking statements include the supply/demand balance for the corporation's products, customer inventory levels, competitive pricing pressures, feedstock costs, changes in industry production capacities and operating rates, competitive technology positions and failure to achieve the corporation's cost reduction targets or complete construction projects on schedule. Some of these factors are discussed further in Part I, Item 1: Business.


Definition of Terms: See the inside back cover page of the 1996 annual report to stockholders. Terms defined there are used herein.


                                    Part I


Item 1. Business

General-Union Carbide operates in two business segments of the chemicals and plastics industry, Specialties & Intermediates and Basic Chemicals & Polymers. Specialties & Intermediates converts basic and intermediate chemicals into a diverse portfolio of chemicals and polymers serving industrial customers in many markets. This segment also provides technology services, including licensing, to the oil and gas and petrochemicals industries. The Basic Chemicals & Polymers segment converts hydrocarbon feedstocks, principally liquefied petroleum gas and naphtha, into polyethylene, polypropylene, ethylene oxide and ethylene glycol for sale to third-party customers, as well as propylene, ethylene, ethylene oxide and ethylene glycol for consumption by the Specialties & Intermediates segment. The profitability of the Basic Chemicals & Polymers segment of the chemicals and plastics industry is highly cyclical, whereas that of the Specialties & Intermediates segment is less cyclical. Consequently, Union Carbide's results are subject to the swings of the business cycle in the Basic Chemicals & Polymers segment. See page 1, pages 6 through 8, and "Summary and Outlook" on pages 10 through 12 of the 1996 annual report to stockholders for further information about Union Carbide's businesses, and Note 5 on pages 30 through 31 of the 1996 annual report to stockholders for financial information about Union Carbide's business segments.

Union Carbide does not produce against a backlog of firm orders; production is geared primarily to the level of incoming orders and to projections of future demand. Inventories of finished products, work in process and raw materials are maintained to meet delivery requirements of customers and Union Carbide's production schedules.

At year-end 1996, 11,745 people were employed in manufacturing facilities, laboratories and offices around the world.

Raw Materials, Products and Markets-See information herein and in the 1996 annual report to stockholders on pages 6 through 8. Unless otherwise indicated, the products of Union Carbide are sold principally by its own sales force, directly to customers.

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


                                Part I (Cont.)

Essentially all of Union Carbide's research and development activities are company-sponsored. The principal research and development facilities of Union Carbide are indicated in the discussion of Properties (Item 2) of this Form 10-K report. In addition to the facilities specifically indicated there, product development and process technology laboratories are maintained at some plants. Union Carbide expensed $159 million in 1996, $144 million in 1995, and $136 million in 1994 on company-sponsored research activities to develop new products, processes, or services, or to improve existing ones.

Environment-See Costs Relating to Protection of the Environment on pages 14 through 15 of the 1996 annual report to stockholders and Note 15 on pages 39 through 40 thereof.

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

The Specialties & Intermediates segment is characterized by differentiated products and is less subject to external changes in supply/demand relationships than the Basic Chemicals & Polymers segment. In this segment, competition is based primarily on product functionality and quality, with the more unique products commanding significant price premiums.

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

See pages 6 through 8 of the 1996 annual report to stockholders for information about each segment's principal products, competitive position and major competitors.

Union Carbide is a major marketer of petrochemical products throughout the world. Products that the corporation markets are largely produced in the United States, while products marketed by the corporation's joint ventures are principally produced outside the United States. Competitive products are produced throughout the world.

Union Carbide's international operations face competition from local producers and global competitors and a number of risks inherent in carrying on business outside the United States, including risks of nationalization, expropriation, restrictive action by local governments and changes in currency exchange rates, in addition to the risks stated above.


                                Part I (Cont.)

Item 2. Properties

In management's opinion, current facilities, together with planned expansions, will provide adequate production capacity to meet Union Carbide's planned business activities. Capital expenditures are discussed on page 18 of the 1996 annual report to stockholders.

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

Principal domestic manufacturing facilities and the principal products manufactured there are as follows:

Location        City            Principal Product(s)

Specialties & Intermediates Segment
California      Torrance           Latexes
Georgia         Tucker             Latexes
Illinois        Alsip              Latexes
Louisiana       Greensburg         Hydroxyethyl cellulose derivatives
Louisiana       Taft               Acrolein and derivatives, acrylic monomers,
                                   caprolactone, UV-cured coatings,
                                   cycloaliphatic epoxides, glycol ethers,
                                   ethyleneamines, oxo alcohols
New Jersey      Bound Brook        Polyols, polyethylene compounding
New Jersey      Edison             Lanolin derivatives
New Jersey      Somerset           Latexes
Puerto Rico     Bayamon            Latexes
Texas           Garland            Latexes
Texas           Seadrift           Ethanolamines, glycol ethers, surfactants,
                                   polyethylene compounding
Texas           Texas City         Organic acids and esters, alcohols,
                                   surfactants, vinyl acetate, solution vinyl
                                   resins, heat transfer fluids
Washington      Washougal          Crystals
West Virginia   Institute          Caprolactone derivatives, polyethylene
                                   glycol, hydroxyethyl cellulose,
                                   polyethylene oxide, surfactants, ethylidene
                                   norbornene, glutaraldehyde, acetone and
                                   derivatives
West Virginia   South Charleston   Alkyl alkanolamines, brake fluids,
                                   miscellaneous specialty products,
                                   polyalkylene glycols, surfactants,
                                   specialty ketones, polyvinyl acetate
                                   resins, heat transfer fluids

Basic Chemicals & Polymers Segment
Louisiana       Norco (Cypress
                         Plant)    Polypropylene
Louisiana       Taft               Ethylene oxide and glycol, olefins
Louisiana       Taft (Star Plant)  Polyethylene
Texas           Seadrift           Ethylene oxide and glycol, olefins,
                                   polyethylene, polypropylene
Texas           Texas City         Olefins


                                Part I (Cont.)

Research and development for the Specialties & Intermediates segment is carried on at technical centers in Bound Brook, Edison and Somerset, New Jersey; Tarrytown, New York; Cary, North Carolina; Houston and Texas City, Texas; and South Charleston, West Virginia. Research and development for the Basic Chemicals & Polymers segment is carried on at technical centers in Bound Brook and Somerset, New Jersey; Houston, Texas; and South Charleston, West Virginia. Process and design engineering for both segments is conducted at a technical center in South Charleston, West Virginia, in support of domestic and foreign projects.

Principal international manufacturing facilities and the principal products manufactured there are as follows:

Country                     City          Principal Product(s)

Specialties & Intermediates Segment
Belgium                     Vilvoorde     Lanolin derivatives
Belgium                     Zwijndrecht   Hydroxyethyl cellulose
Brazil                      Aratu         Hydroxyethyl cellulose
Brazil                      Cubatao       Polyethylene compounding
Brazil                      Cabo          Vinyl acetate
Ecuador                     Guayaquil     Latex
Indonesia                   Jakarta       Latex
Malaysia                    Seremban      Latex
People's Republic of China  Guangdong     Latex
Philippines                 Batangas      Latex
Sri Lanka                   Colombo       Latex
Thailand                    Nonthaburi    Latex
United Arab Emirates        Dubai         Latex
United Kingdom              Wilton        Glycol ethers, ethanolamines

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


Item 3. Legal Proceedings

See Note 15 of Notes to Financial Statements on pages 39 through 40 of the 1996 annual report to stockholders.


Item 4. Submission of Matters to a Vote of Security Holders

The corporation did not submit any matters to a stockholder vote during the last quarter of 1996.


                                    Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market and dividend information for the corporation's common stock is contained on pages 20 and 21 of the 1996 annual report to stockholders. Information about the stock exchanges where the stock is traded in the United States is listed on page 43 of the 1996 annual report to stockholders. The declaration of dividends is a business decision made from time to time by the Board of Directors based on the corporation's earnings and financial condition and other factors the Board considers relevant.

The number of stockholders of record of the corporation's common stock is contained on page 1 of the 1996 annual report to stockholders.

Sales of Unregistered Securities - On December 17, 1996, the corporation issued 479 shares of Union Carbide Corporation common stock to a director under the 1992 Stock Compensation Plan for Non-Employee Directors of Union Carbide Corporation. Since the plan does not provide for any payment or other voluntary contribution, the issuance of the shares of common stock does not involve a "sale" of a security within the meaning of Section 2(3) of the Securities Act of 1933 and, thus, is exempt from the registration requirements of the act.

During 1996, put options were sold to institutional investors in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933, entitling the holders to sell 3,835,081 shares of Union Carbide Corporation common stock to the corporation, at prices ranging from $36.50 to $45.31 per share. Premiums received for the sales of the options totaled $4,907,913.

Item 6. Selected Financial Data

Information pertaining to consolidated operations is included under the captions "From the Income Statement," and "From the Balance Sheet", and dividend information is included under the caption "Other Data" in the Selected Financial Data on pages 20 through 21 of the 1996 annual report to stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

See the information covered in the 1996 annual report to stockholders on pages 10 through 19.

Item 8. Financial Statements and Supplementary Data

The consolidated balance sheet of Union Carbide Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, together with the report thereon of KPMG Peat Marwick LLP dated January 17, 1997, are contained on pages 22 through 42 of the 1996 annual report to stockholders.

Quarterly income statement data is contained on page 21 of the 1996 annual report to stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Union Carbide has not had any disagreements covered by this item with KPMG Peat Marwick LLP, its independent auditors.


                                   Part III

Item 10. Directors and Executive Officers of the Registrant

For background information on the Directors of Union Carbide Corporation whose terms are expected to continue after the annual meeting of stockholders and persons nominated to become Directors, see pages 7 through 10 of the proxy statement for the annual meeting of stockholders to be held on April 23, 1997.

The principal executive officers of the corporation are as follows. Data is as of March 20, 1997.


Name Age                Position                                      Year
                                                                      First
                                                                      Elected

William H. Joyce      61  Chairman of the Board, President and
                          Chief Executive Officer                     1993
Joseph S. Byck        55  Vice-President                              1991
James F. Flynn        54  Vice-President                              1993
Joseph E. Geoghan     59  Vice-President, General Counsel and
                          Secretary                                   1987
Malcolm A. Kessinger  53  Vice- President                             1991
Lee P. McMaster       54  Vice-President                              1993
Joseph C. Soviero     58  Vice-President                              1993
Roger B. Staub        62  Vice-President                              1993
Ronald Van Mynen      59  Vice-President, Health, Safety and
                          Environment                                 1992
John K. Wulff         48  Vice-President, Chief Financial Officer
                          and Controller                              1988




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

See "Section 16(a) Beneficial Ownership Reporting Compliance" on page 24 of the proxy statement for the annual meeting of stockholders to be held on April 23, 1997.


                               Part III (Cont.)

Item 11. Executive Compensation

See pages 20 through 22 of the proxy statement for the annual meeting of stockholders to be held on April 23, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management

See pages 23 and 24 of the proxy statement for the annual meeting of stockholders to be held on April 23, 1997.

Item 13. Certain Relationships and Related Transactions

No reportable transactions in 1996.


                                    Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   UNION CARBIDE CORPORATION

   (a)   The following documents are filed as part of this report:

         1. The consolidated financial statements set forth on pages 22 through 41 and the Independent Auditors' Report set forth on page 42 of the 1996 annual report to stockholders are incorporated by reference in this Annual Report on Form 10-K.

         2. The Report on Schedule of KPMG Peat Marwick LLP appears on page 10 of this Annual Report on Form 10-K.

         3. The following schedule should be read in conjunction with the consolidated financial statements incorporated by reference in
            Item 8 of this Annual Report on Form 10-K. Schedules other than those listed have been omitted because they are not applicable.

                                                                Page in this
                                                              Form 10-K Report

            Valuation and Qualifying Accounts (Schedule II),
            three years ended December 31, 1996                       11


   (b) The corporation's Form 8-K dated October 2, 1996 contained the legal opinion of Cahill Gordon & Reindel regarding the issuance of $200 million of 7.75 percent debentures maturing in 2096.

         The corporation's Form 8-K dated December 3, 1996 reported an amendment to the corporation's existing By-laws and an amendment to the Amended and Restated Rights Agreement.

         The corporation's Form 8-K dated January 20, 1997 contained the corporation's press release dated January 20, 1997.

         The corporation's Form 8-K dated January 22, 1997 contained exhibits related to the corporation's Medium Term Notes Program.

   (c) Exhibits-See Exhibit Index on pages 13 through 16 for exhibits filed with this Annual Report on Form 10-K.



                               Part IV (Cont.)

                        Report of Independent Auditors


The Board of Directors
Union Carbide Corporation

Under date of January 17, 1997, we reported on the consolidated balance sheets of Union Carbide Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained on pages 22 through 41 in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)3. This financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                    /s/ KPMG Peat Marwick LLP

                                                    KPMG Peat Marwick LLP



Stamford, Conn.
January 17, 1997



                                Part IV (Cont.)

                 Schedule II-Valuation and Qualifying Accounts

Union Carbide Corporation and Consolidated Subsidiaries

                                                        Deductions
                                                  Items determined
                                              to be uncollectible,
                                   Additions         less recovery
                      Balance at  Charged to            of amounts  Balance at
                       beginning   costs and            previously      end of
                       of period    expenses           written off      period
                             Millions of dollars, year ended December 31, 1996
Allowance for
  doubtful accounts          $11          $1                    $2         $10
                             Millions of dollars, year ended December 31, 1995
Allowance for
  doubtful accounts          $11          $5                    $5         $11
                             Millions of dollars, year ended December 31, 1994
Allowance for
  doubtful accounts          $12          $2                    $3         $11


                                  Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Union Carbide Corporation


March 20, 1997
                                      /s/ John K. Wulff
                                  by: John K. Wulff
                                      Vice-President, Chief Financial Officer
                                      and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the corporation and in the capacities indicated on March 20, 1997.


/s/William H. Joyce          /s/John J. Creedon        /s/Robert D. Kennedy
William H. Joyce             John J. Creedon           Robert D. Kennedy
Director, Chairman of the    Director                  Director
Board, President and Chief
Executive Officer


/s/Joseph E. Geoghan         /s/C. Fred Fetterolf      /s/Ronald L. Kuehn, Jr.
Joseph E. Geoghan            C. Fred Fetterolf         Ronald L. Kuehn, Jr.
Director, Vice-President,    Director                  Director
General Counsel
and Secretary


/s/John K. Wulff             /s/Thomas P. Gerrity      /s/Rozanne L. Ridgway
John K. Wulff                Thomas P. Gerrity         Rozanne L. Ridgway
Vice-President, Chief        Director                  Director
Financial Officer
and Controller


                             /s/Rainer E. Gut          /s/James M. Ringler
                             Rainer E. Gut             James M. Ringler
                             Director                  Director



                             /s/Vernon E. Jordan, Jr.  /s/William S. Sneath
                             Vernon E. Jordan, Jr.     William S. Sneath
                             Director                  Director



                                Exhibit Index


Exhibit No.

 3.1    Restated Certificate of Incorporation as filed May 2, 1994 (See
        Exhibit 3.1 of the Corporation's 1994 Form 10-K).

 3.2.1  By-Laws of the Corporation, amended as of December 3, 1996.

 4.1 Indenture dated as of June 1, 1995, between the Corporation and The Chase Manhattan Bank (formerly Chemical Bank), Trustee (See Exhibit
        4.1.2 to the Corporation's Form S-3 effective October 13, 1995, Reg. No. 33-60705).

 4.2 The Corporation will furnish to the Commission upon request any other debt instrument referred to in item 601(b)(4)(iii)(A) of Regulation S-K.

 4.3.1 Rights Agreement, dated as of July 26, 1989, as amended and restated as of May 27, 1992, between the Corporation and Chemical Bank (successor to Manufacturers Hanover Trust Company), as Rights
        Agent (See Exhibit 4(a) of the Corporation's Form 8 filed June 1,
        1992).

 4.3.2 Amendment to Rights Agreement, dated as of December 3, 1996, between the Corporation and Chase Mellon Shareholder Services Inc. as Successor Rights Agent (See Exhibit 99.1 of the Corporation's Form 8-K dated December 3, 1996).

10.1 Indemnity Agreement dated as of July 25, 1986, between the Corporation and Robert D. Kennedy. The Indemnity Agreement filed with the Commission is substantially identical in all material respects, except as to the parties thereto and dates thereof, with Indemnity Agreements between the Corporation and each other person who is a director or officer of the Corporation (See Exhibit 10.2 of the Corporation's 1992 Form 10-K).

10.2.1  1984 Union Carbide Stock Option Plan.

10.2.2 Resolutions adopted by the Board of Directors of the Corporation on January 22, 1986, with respect to the 1984 Union Carbide Stock Option Plan.

10.2.3 Resolutions adopted by the Board of Directors of the Corporation on April 17, 1986, with respect to the 1984 Union Carbide Stock
        Option Plan.

10.2.4 Amendment to the 1984 Union Carbide Stock Option Plan effective June 1, 1989 (See Exhibit 10.13.4 of the Corporation's 1994 Form 10-K).

10.3.1 1988 Union Carbide Long-Term Incentive Plan (See Exhibit 10.14.1 of the Corporation's 1993 Form 10-K).

10.3.2 Amendment to the 1988 Union Carbide Long-Term Incentive Plan effective June 1, 1989 (See Exhibit 10.14.2 of the Corporation's 1994 Form 10-K).




                                Exhibit Index (Cont.)

Exhibit No.


10.3.3 Amendment to the 1988 Union Carbide Long-Term Incentive Plan effective August 1, 1989 (See Exhibit 10.14.3 of the Corporation's 1994 Form 10-K).

10.3.4 Resolutions adopted by the Board of Directors of the Corporation on February 26, 1992, with respect to stock options granted under the 1984 Union Carbide Stock Option Plan and the 1988 Union Carbide Long-Term Incentive Plan (See Exhibit 10.14.4 of the Corporation's 1992 Form 10-K).

10.3.5 Resolutions adopted by the Compensation and Management Development Committee of the Board of Directors of the Corporation on June 30, 1992, with respect to stock options granted under the 1984 Union Carbide Stock Option Plan and the 1988 Union Carbide Long-Term Incentive Plan (See Exhibit 10.14.5 of the Corporation's 1992 Form 10-K).

10.4.1  1983 Union Carbide Bonus Deferral Program.

10.4.2 Amendment to the 1983 Union Carbide Bonus Deferral Program effective January 1, 1992 (See Exhibit 10.15.2 of the Corporation's 1992 Form 10-K).

10.5.1  1984 Union Carbide Cash Bonus Deferral Program.

10.5.2 Amendment to the 1984 Union Carbide Cash Bonus Deferral Program effective January 1, 1986.

10.5.3 Amendment to the 1984 Union Carbide Cash Bonus Deferral Program effective January 1, 1992 (See Exhibit 10.16.3 of the Corporation's 1992 Form 10-K).

10.6.1 Equalization Benefit Plan for Participants of the Retirement Program Plan for Employees of Union Carbide Corporation and its Participating Subsidiary Companies.

10.6.2 Amendment to the Equalization Benefit Plan effective January 1, 1994 (See Exhibit 10.18.2 of the Corporation's 1994 Form 10-K).

10.7.1  Supplemental Retirement Income Plan.

10.7.2 Amendment to the Supplemental Retirement Income Plan effective January 1, 1994 (See Exhibit 10.19.3 of the Corporation's 1994 Form 10-K).

10.7.3 Amendment to the Supplemental Retirement Income Plan effective January 1, 1995 (See Exhibit 10.18.3 of the Corporation's 1995 Form 10-K).

10.8.1 1992 Stock Compensation Plan for Non-Employee Directors of Union Carbide Corporation.

10.8.2 Resolution adopted by the Board of Directors of the Corporation on June 30, 1992, with respect to the 1992 Stock Compensation Plan for Non-Employee Directors of Union Carbide Corporation (See Exhibit
        10.20.2 of the Corporation's 1992 Form 10-K).

10.9.1 Severance Compensation Agreement, dated July 21, 1992, between the Corporation and Ronald Van Mynen. The Severance Compensation Agreement filed with the Commission is substantially identical in all material aspects, except as to the parties thereto and dates thereof, with Agreements between the Corporation and other officers and employees of the Corporation (See Exhibit 10.21.1 of the Corporation's 1994 Form 10-K).

10.9.2 Amendment of Severance Compensation Agreement, dated September 24, 1993, between the Corporation and Ronald Van Mynen. Identical amendments, except as to the parties thereto, were entered into between the Corporation and other officers and employees of the Corporation (See Exhibit 10.21.2 of the Corporation's 1994 Form 10-K).



                                Exhibit Index (Cont.)

Exhibit No.

10.10 Resolution adopted by the Board of Directors of the Corporation on November 30, 1988, with respect to an executive life insurance program for officers and certain other employees (See Exhibit 10.22 of the Corporation's 1993 Form 10-K).

10.11 1994 Union Carbide Variable Compensation Plan (See Exhibit 10.23.2 of the Corporation's 1993 Form 10-K).

10.12.1 Union Carbide Corporation Benefits Protection Trust (See Exhibit
        10.24.1 of the Corporation's 1994 Form 10-K).

10.12.2 Amendment to the Union Carbide Corporation Benefits Protection Trust effective October 23, 1991.

10.12.3 Amendment to the Union Carbide Corporation Benefits Protection Trust effective January 1, 1994 (See Exhibit 10.24.3 of the Corporation's 1994 Form 10-K).

10.13 Resolutions adopted by the Board of Directors of the Corporation on February 24, 1988, with respect to the purchase of annuities to cover liabilities of the Corporation under the Equalization Benefit Plan for Participants of the Retirement Program Plan for Employees of Union Carbide Corporation and its Participating Subsidiary Companies and the Supplemental Retirement Income Plan (See Exhibit 10.25 of the Corporation's 1994 Form 10-K).

10.14 Resolutions adopted by the Board of Directors of the Corporation on June 28, 1989, with respect to the purchase of annuities to cover liabilities of the Corporation under the Supplemental Retirement Income Plan (See Exhibit 10.26 of the Corporation's 1994 Form 10-K).

10.15   Union Carbide Corporation Non-Employee Directors' Retirement Plan (See
        Exhibit 10.27 of the Corporation's 1994 Form 10-K).

10.16 1994 Union Carbide Long-Term Incentive Plan (See Exhibit 10.28 of the Corporation's 1994 Form 10-K).

10.17.1 Union Carbide Compensation Deferral Program effective January 1, 1995 (See Exhibit 10.28 of the Corporation's 1995 Form 10-K).

10.17.2 Amendment to Union Carbide Compensation Deferral Program effective January 1, 1995.

10.17.3 Amendment to Union Carbide Compensation Deferral Program effective December 31, 1996.

10.18   Excess Long-Term Disability Plan effective January 1, 1994 (See
        Exhibit 10.30 of the Corporation's 1994 Form 10-K).

10.19 1995 Union Carbide Performance Incentive Plan (See Appendix A of the Corporation's proxy statement for the annual meeting of stockholders held on April 26, 1995).

10.20.1 Completion Guarantee dated September 15, 1996 by the Corporation and its partner, Petrochemical Industries Company K.S.C., for the benefit of certain banks with respect to construction of a petrochemicals complex in Kuwait (See Exhibit 10.1 of the Corporation's Form 10-Q for the quarter ended September 30, 1996).

10.20.2 Definitions Agreement dated September 15, 1996 among the Corporation and various parties relating to Exhibit 10.20.1 (See Exhibit 10.2 of the Corporation's Form 10-Q for the quarter ended September 30, 1996).

11      Computation of Earnings per Share For The Five Years Ended December
        31, 1996.

13 The Corporation's 1996 annual report to stockholders (such report, except for those portions which are expressly referred to in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed'' as part of the Form 10-K).



                                Exhibit Index (Cont.)

Exhibit No.

21      Subsidiaries of the Corporation.

23      Consent of KPMG Peat Marwick LLP.

27      Financial Data Schedule

Wherever an exhibit listed above refers to another exhibit or document (e.g., "See Exhibit 6 of..."), that exhibit or document is incorporated herein by such reference.

A copy of any exhibit listed above may be obtained on written request to the Secretary's Department, Union Carbide Corporation, Section E-4, 39 Old Ridgebury Road, Danbury, CT 06817-0001. The charge for furnishing any exhibit is 25 cents per page plus mailing costs.