Form 10-Q
period 1997-03-31
UNION CARBIDE CORP /NEW/
filed 1997-05-09
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C  20549
                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

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

           Class                                 Outstanding at April 30, 1997
Common Stock, $1 par value                             125,483,309 shares


              Total number of sequentially numbered pages in this filing, including exhibits thereto:  20



                                     INDEX




PART I. FINANCIAL INFORMATION

                                                                         PAGE
  Financial Statements

    Condensed Consolidated Statement of Income -
      Union Carbide Corporation and Subsidiaries -
      Quarter Ended March 31, 1997 and 1996........................        3

    Condensed Consolidated Balance Sheet - Union Carbide
      Corporation and Subsidiaries - March 31, 1997 and
      December 31, 1996............................................        4

    Condensed Consolidated Statement of Cash Flows -
      Union Carbide Corporation and Subsidiaries -
      Quarter Ended March 31, 1997 and 1996.........................       5

  Notes to Condensed Consolidated Financial Statements -
      Union Carbide Corporation and Subsidiaries...................       6-9

  Discussion and Analysis of Results of Operations
    and Financial Condition........................................      10-13



PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.......................................       14

  Item 2.  Sales of Unregistered Securities........................       14

  Item 4.  Submission of Matters to a Vote of Security Holders.....      14-15

  Item 6.  Exhibits and Reports on Form 8-K........................       16

  Signature........................................................       17

  Exhibit Index....................................................       18


                        PART I. FINANCIAL INFORMATION

                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                         Millions of dollars
                                                     (Except per share figures)
                                                       Quarter ended March 31,
                                                           1997        1996

NET SALES                                                $ 1,638     $ 1,501

  Cost of sales, exclusive of depreciation and
    amortization                                           1,231       1,099
  Research and development                                    40          36
  Selling, administration and other expenses(a)               80          81
  Depreciation and amortization                               82          75
  Partnership income                                          35          26
  Other income - net                                           7          23

INCOME BEFORE INTEREST EXPENSE AND PROVISION FOR
  INCOME TAXES                                               247         259
  Interest expense                                            19          23

INCOME BEFORE PROVISION FOR INCOME TAXES                     228         236
  Provision for income taxes                                  66          66

INCOME OF CONSOLIDATED COMPANIES                             162         170
  Minority interest                                            3          (1)
  Loss from corporate investments carried at equity            2          14

NET INCOME                                                   157         157
  Preferred stock dividend, net of income taxes                2           2

NET INCOME - COMMON STOCKHOLDERS                         $   155     $   155

Earnings per common share
  Primary                                                $  1.14     $  1.11
  Fully diluted                                          $  1.03     $  1.01
Cash dividends declared per common share                 $  0.1875   $  0.1875



(a) Selling, administration and other expenses include:
      Selling                                            $    31     $    32
      Administration                                          29          31
      Other expenses                                          20          18
                                                         $    80     $    81


The Notes to Condensed Consolidated Financial Statements on Pages 6 through 9 should be read in conjunction with this statement.

                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET

                                                     Millions of dollars
                                                     March 31,  Dec. 31,
                                                       1997       1996

ASSETS
  Cash and cash equivalents                           $  214     $   94
  Notes and accounts receivable                        1,082      1,047
  Inventories                                            553        541
  Other current assets                                   179        191
  Total current assets                                 2,028      1,873

  Property, plant and equipment                        7,274      7,159
  Less: Accumulated depreciation                       3,809      3,750
  Net fixed assets                                     3,465      3,409

  Companies carried at equity                            706        695
  Other investments and advances                          71         77
  Total investments and advances                         777        772

  Other assets                                           525        492

  Total assets                                        $6,795     $6,546


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                    $  275     $  268
  Short-term debt and current portion of
    long-term debt                                        76        112
  Accrued income and other taxes                         113        133
  Other accrued liabilities                              757        765
  Total current liabilities                            1,221      1,278

  Long-term debt                                       1,494      1,487
  Postretirement benefit obligation                      471        473
  Other long-term obligations                            832        811
  Deferred credits                                       316        301
  Minority stockholders' equity in consolidated
    subsidiaries                                         278         29
  Convertible preferred stock - ESOP                     140        144
  Unearned employee compensation - ESOP                  (84)       (91)
  Stockholders' equity:
    Common stock - authorized - 500,000,000 shares
                 - issued     - 154,609,669 shares       155        155
    Additional paid-in capital                           329        370
    Translation and other equity adjustments             (51)       (33)
    Retained earnings                                  2,760      2,629
    Less: Treasury stock, at cost-29,155,611 shares
                (28,169,324 shares in 1996)            1,066      1,007
  Total stockholders' equity                           2,127      2,114
  Total liabilities and stockholders' equity          $6,795     $6,546

The Notes to Condensed Consolidated Financial Statements on Pages 6 through 9 should be read in conjunction with this statement.

                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Millions of dollars
                                                  Quarter ended March 31,
                                                     1997         1996
                                                  Increase (decrease) in
                                                cash and cash equivalents
OPERATIONS
  Net income                                        $ 157        $ 157
  Noncash charges (credits) to net income
    Depreciation and amortization                      82           75
    Deferred income taxes                              17           32
    Other noncash charges                              (2)           -
    Net gains on investing transactions                 -           (2)
  Increase in working capital(a)                      (79)         (79)
  Long-term assets and liabilities                      3           30
Cash Flow From Operations                             178          213
INVESTING
  Capital expenditures                               (138)        (186)
  Investments, advances and acquisitions
    (excluding cash acquired)                         (45)        (259)
  Sale of fixed and other assets                        -            6
Cash Flow Used for Investing                         (183)        (439)
FINANCING
  Change in short-term debt (3 months or less)        (35)           9
  Proceeds from short-term debt                         -           10
  Repayment of short-term debt                          -          (16)
  Proceeds from long-term debt                         14            -
  Repayment of long-term debt                          (7)          (2)
  Issuance of common stock                             18           25
  Purchase of common stock                            (73)         (78)
  Proceeds from subsidiary preferred stock            246            -
  Payment of dividends                                (27)         (28)
  Other                                               (10)           1
Cash Flow From (Used for) Financing                   126          (79)
  Effect of exchange rate changes on cash and
  cash equivalents                                     (1)           -
  Change in cash and cash equivalents                 120         (305)
  Cash and cash equivalents beginning-of-period        94          449
Cash and cash equivalents end-of-period             $ 214        $ 144

Cash paid for interest and income taxes
  Interest (net of amount capitalized)              $  10        $  12
  Income taxes                                      $   7        $   2

_____________

(a) Net change in certain components of working capital (excluding non-cash expenditures):

(Increase) decrease in current assets
  Notes and accounts receivable                 $ (35)       $ (20)
  Inventories                                     (12)          38
  Other current assets                              5           22
Decrease in payables and accruals                 (37)        (119)
Increase in working capital                     $ (79)       $ (79)


The Notes to Condensed Consolidated Financial Statements on Pages 6 through 9 should be read in conjunction with this statement.

                    UNION CARBIDE CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments consist of only normal recurring adjustments. The accompanying statements should be read in conjunction with the Notes to Financial Statements of Union Carbide Corporation and Subsidiaries ("the corporation" or "UCC") in the 1996 annual report to stockholders.


2.  Common Stock

Through March 31, 1997, since inception of its 50 million common share repurchase program, the corporation repurchased 44.2 million shares
(1.9 million during the first quarter of 1997) at an average effective price of $33.11 per share. The corporation intends to acquire additional shares from time to time at prevailing market prices, at a rate consistent with the combination of corporate cash flow and market conditions.

In conjunction with the corporation's common stock buyback program, put options were sold in a series of private placements entitling the holders to sell 11.0 million shares of common stock to UCC, at specified prices upon exercise of the options. Since inception of this program, through March 31, 1997, options representing 8.1 million common shares have expired unexercised, while options representing 2.1 million shares were exercised for $79 million, or an average price of $37.05 per share. Options representing 0.8 million shares remain outstanding at March 31, 1997.

Premiums received since the inception of the program recorded as additional paid-in capital have reduced the average price of repurchased shares from $33.37 per share to $33.11 per share.


3.  Inventories
                                                  Millions of dollars
                                                  Mar. 31,     Dec. 31,
                                                   1997          1996
Raw materials and supplies                        $   124      $   114
Work in process                                        47           54
Finished goods                                        382          373
                                                  $   553      $   541


4.  Commitments and Contingencies

The corporation has entered into 3 major agreements for the purchase of ethylene-related products and 2 other purchase agreements in the U.S. and Canada. The net present value of the fixed and determinable portion of these obligations at March 31, 1997 totaled $336 million.


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

At March 31, 1997, the corporation had established environmental remediation accruals in the amount of $307 million. These accruals have two components, estimated future expenditures for site investigation and cleanup and estimated future expenditures for closure and postclosure activities. In addition, the corporation had environmental loss contingencies of $134 million.

The corporation has sole responsibility for the remediation of approximately 40 percent of its environmental sites. These sites are well advanced in the investigation and cleanup stage. The corporation's environmental accruals at March 31, 1997 included $221 million for these sites, of which $90 million was for estimated future expenditures for site investigation and cleanup and $131 million was for estimated future expenditures for closure and postclosure activities. In addition, $68 million of the corporation's environmental loss contingencies related to these sites. The site with the largest total potential cost to the corporation is a nonoperating site. Of the above accruals, this site accounted for $31 million, of which $17 million was for estimated future expenditures for site investigation and cleanup and $14 million was for estimated future expenditures for closure and postclosure activities. In addition, $20 million of the above environmental loss contingencies related to this site.

The corporation does not have sole responsibility at the remainder of its environmental sites. All of these sites are in the investigation and cleanup stage. The corporation's environmental accruals at March 31, 1997 included $86 million for estimated future expenditures for site investigation and cleanup at these sites. In addition, $66 million of the corporation's environmental loss contingencies related to these sites.
The largest two of these sites are also nonoperating sites. Of the above accruals, these sites accounted for $36 million for estimated future expenditures for site investigation and cleanup. In addition, $13 million of the above environmental loss contingencies related to these sites.

In 1996, worldwide expenses of continuing operations related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, totaled $110 million. Expenses in 1995 and 1994 were $138 million and $153 million, respectively. While estimates of the costs of environmental protection for 1997 are necessarily imprecise, the corporation estimates that the level of these expenses will be somewhat greater than that experienced in 1996.


The corporation has severally guaranteed 45 percent (approximately
$608 million at March 31, 1997) of EQUATE Petrochemical Company's debt and working capital financing needs until certain completion tests are achieved; thereafter, a $54 million several guarantee will provide ongoing support. The corporation also severally guaranteed certain sales volume targets until EQUATE's sales capabilities are proved. In addition, the corporation has pledged its shares in EQUATE as security for EQUATE's debt. The corporation has political risk insurance coverage for its equity investment and, until the completion tests are concluded, substantially all of its guarantee of EQUATE's debt.

The corporation had additional contingent obligations at March 31, 1997 of $59 million, of which $33 million related to guarantees of debt.

The corporation is one of a number of defendants named in approximately 4,500 lawsuits, some of which have more than one plaintiff, involving silicone breast implants. The corporation was not a manufacturer of breast implants but did supply generic bulk silicone materials to certain manufacturers. Also, the corporation in 1990 acquired and in 1992 divested the stock of a small specialty silicones company that, among other things, supplied silicone gel intermediates and silicone dispersions for breast implants. In 1993, most of the suits that were brought in Federal courts were consolidated for pre-trial purposes in the United States District Court, Northern District of Alabama.

In 1995, after the District Court rejected an initial settlement proposal, certain defendants, including the corporation, proposed, and the court approved, a revised settlement program. While the corporation cannot predict the number of claimants who will participate in the settlement, based on sample data prepared under supervision of the court, the corporation estimates that its maximum expenditures under the revised agreement should not exceed $100 million prior to insurance recovery. Although insurance coverage is subject to issues as to scope and application of policies, retention limits, exclusions and policy limits, and the insurers have reserved their right to deny coverage, the corporation believes that after probable insurance recoveries neither the settlement nor litigation outside the settlement will have a material adverse effect on the consolidated financial position of the corporation.

In addition to the above, the corporation and its consolidated subsidiaries are involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters including, but not limited to, product liability; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts and taxes. In some of these legal proceedings and claims, the cost of remedies that may be sought or damages claimed is substantial.

The corporation has recorded nonenvironmental litigation accruals of $192 million, and related insurance recovery receivables of $135 million. At March 31, 1997, the corporation had nonenvironmental litigation loss contingencies of $45 million.

While it is impossible at this time to determine with certainty the ultimate outcome of any legal proceedings and claims referred to in this note, management believes that adequate provisions have been made for probable losses with respect thereto and that such ultimate outcome, after provisions therefor, will not have a material adverse effect on the consolidated financial position of the corporation, but could have a material effect on consolidated results of operations in a given quarter or year. Should any losses be sustained in connection with any of such legal proceedings and claims, in excess of provisions therefor, they will be charged to income in the future.


5.  Minority Interest

On January 30, 1997, a newly formed real estate investment trust subsidiary issued $250 million of preferred stock bearing a current dividend yield of 14 percent for 10 years and 1 percent thereafter. Domestic real estate with a fair market value of approximately
$500 million will be mortgaged in conjunction with this transaction. The preferred stock may be redeemed if, as a result of a change in tax laws, rules or regulations, dividends on the preferred stock or interest paid on the mortgage note is not fully deductible for Federal income tax purposes.


              DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION

Overview

The corporation reported first quarter 1997 net income available to common stockholders of $155 million, or $1.03 per share, fully diluted ($1.14 per share, primary). For the corresponding quarter in 1996 the corporation reported earnings of $155 million, or $1.01 per share, fully diluted ($1.11 per share, primary).

The corporation's first quarter earnings were the same as in the first quarter of 1996 and reflected the offsetting effects of increased sales volumes, decreasing average selling prices for most chemical products and increasing raw material and energy costs. Notwithstanding significantly increased sales volumes, the Specialties & Intermediates segment experienced a reduction in operating profit largely due to lower average selling prices attributable in part to the negative impact on international sales of an increased U.S. dollar currency exchange rate. Basic Chemicals & Polymers reported an improvement in operating profit over the first quarter of 1996 as a result of increased volumes and increased average selling prices for polyethylene and polypropylene resins. Ethylene oxide/glycol prices remained at levels well below the first quarter of 1996.

In the second quarter of 1997, the company believes average selling prices for Specialties & Intermediates should increase while volumes are expected to remain at levels achieved in the first quarter of the year. Propylene costs are expected to increase moderately. In the Basic Chemicals & Polymers segment, the corporation's outlook includes volumes at levels achieved in the first quarter of this year, increased average selling prices and reduced raw material costs which, if realized, would result in improved margins.


Results of Operations

Sales increased 9.1 percent in the first quarter, compared to the same period of 1996, as the result of a 13.3 percent increase in volume being partially offset by a 3.6 percent decline in average selling prices.

The corporation's variable margin (revenues less variable manufacturing and distribution costs) for the first quarter of 1997 was 42.2 percent, down
3.2 percentage points compared to 45.4 percent in the first quarter of 1996, principally due to higher feedstock costs and lower prices for ethylene oxide/glycol and other products. The current quarter's gross margin (variable margin less fixed manufacturing and distribution costs) as a percentage of sales declined 2.0 percentage points, from 26.8 percent to 24.8 percent, in comparison to the first quarter of 1996, reflecting higher feedstock costs coupled with stable fixed manufacturing and distribution costs.

Industry Segments

The company's operations are classified into two main business segments, Specialties & Intermediates and Basic Chemicals & Polymers. The Specialties & Intermediates segment includes the corporation's specialty chemicals and polymers product lines, licensing and solvents and chemical intermediates. The Basic Chemicals & Polymers segment includes the corporation's ethylene and propylene manufacturing operations as well as the production of first level ethylene and propylene derivatives - polyethylene, polypropylene, ethylene oxide and ethylene glycol. The corporation's noncore operations and financial transactions are included in the Other segment.

Information about the corporation's operations in its business segments for the first quarter of 1997 and 1996 follows. Sales of the Basic Chemicals & Polymers segment include intersegment sales, principally ethylene oxide, which are made at the estimated market value of the products transferred. Operating profit represents income before interest expense and provision for income taxes.

                                             Millions of dollars
                                           Quarter ended March 31,
                                              1997          1996
                               Sales

Specialties & Intermediates                  $1,122        $1,077
Basic Chemicals & Polymers                      597           519
Intersegment Eliminations                       (81)          (95)
Total                                        $1,638        $1,501


                          Operating Profit

Specialties & Intermediates                  $  184        $  193
Basic Chemicals & Polymers                       62            58
Other                                             1             8
Total                                        $  247        $  259


                   Depreciation and Amortization

Specialties & Intermediates                  $   51        $   46
Basic Chemicals & Polymers                       31            29
Total                                        $   82        $   75


                        Capital Expenditures

Specialties & Intermediates                  $   88        $  134
Basic Chemicals & Polymers                       50            52
Total                                        $  138        $  186


Sales of the Specialties & Intermediates segment increased 4.2 percent to $1,122 million in the first quarter of 1997 over that of 1996. Operating profit for the first quarter of 1997 was $184 million, versus $193 million for the comparable quarter of 1996. Volume increased by 13.5 percent, while average selling prices declined by 8.2 percent due in part to the negative impact on international sales of a stronger U.S. dollar currency exchange rate. Operating profit declined versus the comparable quarter of 1996 due to lower selling prices and an increase in the cost of propylene, the segment's main raw material.

Sales of the Basic Chemicals & Polymers segment increased 15.0 percent to $597 million in the first quarter of 1997 from $519 million in the comparable quarter of 1996. The sales increase was related to a 13.0 percent increase in customer volume coupled with a 7.8 percent increase in average selling prices. Average prices for polyethylene and polypropylene resins increased significantly versus the first quarter of 1996, more than offsetting a decline in ethylene oxide/glycol prices. Operating profit for the first quarter of 1997 improved to $62 million from $58 million.

Selling, administration and other expenses were $80 million in the first quarter of 1997, versus $81 million in the first quarter of 1996.

Partnership income increased $9 million, or 34.6 percent, in the first quarter of 1997 versus the comparable quarter in 1996 due to increased earnings of Petromont related to increases in polyethylene pricing and an increase of the earnings of UOP due to normal variations in quarterly sales activity.

Other income - net declined by $16 million from the first quarter of 1996, largely due to decreased interest income.

Interest expense decreased $4 million in the first quarter of 1997, reflecting lower interest rates due to first quarter 1997 refinancings and an increase in capitalized interest associated with the corporation's capital program.

Loss from corporate investments carried at equity declined from $14 million in the first quarter of 1996 to $2 million in the current quarter. This improvement is the result of improved Polimeri Europa results partially offset by an increase in EQUATE's preliminary operating expenses. These expenses are expected to continue through start-up in the second half of 1997.

Estimates of future expenses related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities have not changed materially since December 31, 1996. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. The corporation's environmental exposures are discussed in more detail in the Commitments and Contingencies footnote to the financial statements on pages 6 through 9 of this report on Form 10-Q.

The corporation continues to be named as one of a number of defendants in lawsuits involving silicone gel breast implants. The corporation supplied bulk silicone materials to certain companies that at various times were involved in the manufacture of breast implants. These cases are discussed in more detail in the "Commitments and Contingencies" footnote to the financial statements on pages 6 through 9 of this report on Form 10-Q.


Accounting Changes

Statement of Financial Accounting Standards No. 128 ("Statement 128"), "Earnings Per Share", will require presentation of "basic" and "diluted" earnings per share for periods ending after December 15, 1997. Had
Statement 128 been in effect, "basic" and "diluted" earnings per common share would have been $1.17 and $1.03, respectively, in the first quarter of 1997 ($1.15 and $1.01 per common share, respectively, in the first quarter of 1996).



Financial Condition - March 31, 1997


Cash flow from operations for the first quarter of 1997 was $178 million, down from $213 million in the first quarter of 1996, principally caused by a decline in deferred income taxes and an increase in undistributed earnings of companies carried at equity.

Cash flow used for investing totaled $183 million, down from $439 million in the comparable period of 1996. The majority of this decline is due to decreases of $48 million in capital expenditures and $214 million in investments, advances and acquisitions. Major capital projects in progress in the first quarter of 1997 included a new CARBOWAX polyethylene glycol and TERGITOL surfactants facility, an ethanolamine unit and an olefins expansion, all at Taft, La., as well as an upgrade of information technology infrastructure. Capital expenditures are expected to approximate 1996 levels by the end of 1997. Major capital projects in 1996 included an ethylene propylene rubber facility at Seadrift, Tex., as well as new cogeneration facilities at Texas City, Tex. and Taft, La., and an upgrade of information technology infrastructure. During the first quarter of 1997 the corporation made an additional investment of $12 million in EQUATE Petrochemical Company. Significant investments and acquisitions in the first quarter of 1996 included the purchases of the polypropylene assets and business of Shell Oil Company and 95 percent of the outstanding shares of Companhia Alcoolquimica Nacional, a Brazilian producer of vinyl acetate monomer.

Cash flow from financing was $126 million for the first quarter of 1997, as opposed to cash flow used by financing of $79 million for the quarter ended March 31, 1996. The 1997 quarter included common stock repurchases of
1.9 million shares for $73 million under the existing common stock repurchase program. Cash dividends totaled $27 million, while debt was reduced by $28 million.

On January 30, 1997, a newly formed real estate investment trust subsidiary issued $250 million of preferred stock bearing a current dividend yield of 14 percent for 10 years and 1 percent thereafter,

The corporation's ratio of debt to total capital decreased to 39.5 percent at March 31, 1997 from 42.7 percent at December 31,1996. At March 31, 1997 there were no outstanding borrowings under the existing major bank credit agreement aggregating $1 billion.



                         PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         See Note 4 to the corporation's consolidated financial statements on pages 6 through 9 of this report on Form 10-Q.


Item 2.  Sales of Unregistered Securities

         During the first quarter of 1997, put options were sold to institutional investors in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933, entitling the holders to sell 800,000 shares of Union Carbide Corporation common stock to the corporation, at $45.00 per share. Premiums received for the sales of the options totaled $898,500.


Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  Annual Meeting - April 23, 1997

         (b)  Election of Directors

              Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to the management's nominees as listed in the proxy statement. All of the management's nominees as listed in the proxy statement were elected, the vote on said proposal being as follows:

                                                Shares Voted

                 Directors             Shares For      Shares Withheld

              John J. Creedon         124,524,975         1,577,935
              C. Fred Fetterolf       124,834,150         1,268,760
              Joseph E. Geoghan       124,937,651         1,165,259
              Thomas P. Gerrity       124,919,086         1,183,824
              Rainer E. Gut           123,445,515         2,657,395
              Vernon E. Jordan, Jr.   124,191,371         1,911,539
              William H. Joyce        124,664,664         1,438,246
              Robert D. Kennedy       124,743,052         1,359,858
              Ronald L. Kuehn, Jr.    124,890,526         1,212,384
              Rozanne L. Ridgway      124,807,819         1,295,091
              James M. Ringler        124,891,613         1,211,297
              William S. Sneath       122,358,810         3,744,100

              Election required a plurality of the common and ESOP shares voted.



         (c)  Other matters voted upon.

              Proposal to Ratify the Appointment of Auditors

              Shareholders ratified the appointment of KPMG Peat Marwick LLP to conduct the annual audit of the financial statements of the corporation and its consolidated subsidiary companies for the year ending December 31, 1997.

              The vote was:

              FOR - 124,739,670 shares or 99.46 percent of the shares voted.

              AGAINST - 674,785 shares or 0.54 percent of the shares voted.

              ABSTAIN - 688,455 shares.

              Ratification required an affirmative vote of a majority of the common and ESOP shares voted.


              Proposal to Adopt the 1997 Union Carbide Long-Term Incentive
              Plan

              Shareholders approved and authorized the 1997 Union Carbide Long-Term Incentive Plan.

              The vote was:

              FOR - 104,646,685 shares or 73.41 percent of the shares
                    outstanding (83.78 percent of the shares voted).

              AGAINST - 20,257,820 shares or 14.21 percent of the shares outstanding (16.22 percent of the shares voted).

              ABSTAIN - 1,198,405 shares.

              Approval required an affirmative vote of a majority of the common and ESOP shares outstanding.


              Proposal to Adopt the 1997 Stock Option Plan for Non-Employee Directors of Union Carbide Corporation

              Shareholders approved and authorized the 1997 Stock Option Plan for Non-Employee Directors of Union Carbide Corporation.

              The vote was:

              FOR - 115,337,118 shares or 80.91 percent of the shares
                    outstanding (92.60 percent of the shares voted).

              AGAINST - 9,222,735 shares or 6.47 percent of the shares
                        outstanding (7.40 percent of the shares voted).

              ABSTAIN - 1,543,057 shares.

              Approval required an affirmative vote of a majority of the common and ESOP shares outstanding.



Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits.

              The following exhibits are filed as part of this report:

                  11  -  Computation of Earnings Per Share
                  27  -  Financial Data Schedule.

         (b) The corporation filed the following reports on Form 8-K for the three months ended March 31, 1997.

              (1) Form 8-K dated January 20, 1997, contained the corporation's press release dated January 20, 1997.

              (2) Form 8-K dated January 22, 1997, contained the Distribution
                  Agreement dated January 22, 1997 among Registrant, Credit Suisse First Boston Corporation, Morgan Stanley & Co. Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation, the Bond Resolution and the Forms of the Fixed and Floating Rate Notes related to the corporation's Medium Term Notes program.







                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNION CARBIDE CORPORATION
                                                       (Registrant)




Date:  May 9, 1997                      By:      /s/John K. Wulff
                                                 JOHN K. WULFF
                                                 Vice-President, Chief
                                                 Financial Officer and
                                                 Controller


                                EXHIBIT INDEX



Exhibit                                                             Page
  No.                             Exhibit                            No.

  11        Computation of Earnings Per Share                        19

  27        Financial Data Schedule                                  20