Form 10-Q
period 1997-06-30
UNION CARBIDE CORP /NEW/
filed 1997-08-08
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C  20549
                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

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

           Class                                 Outstanding at July 31, 1997
Common Stock, $1 par value                             124,218,449 shares


              Total number of sequentially numbered pages in this filing, including exhibits thereto:  20

                   UNION CARBIDE CORPORATION AND SUBSIDIARIES

                                     INDEX




PART I. FINANCIAL INFORMATION

                                                                         PAGE
  Financial Statements

    Condensed Consolidated Statement of Income -
      Quarter ended June 30, 1997 and 1996.........................        3

    Condensed Consolidated Statement of Income -
      Six months ended June 30, 1997 and 1996......................        4

    Condensed Consolidated Balance Sheet -
      June 30, 1997 and December 31, 1996..........................        5

    Condensed Consolidated Statement of Cash Flows -
      Six months ended June 30, 1997 and 1996......................        6

  Notes to Condensed Consolidated Financial Statements.............       7-10

  Discussion and Analysis of Results of Operations
    and Financial Condition........................................      11-15



PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.......................................       16

  Item 2.  Changes in Securities...................................       16

  Item 6.  Exhibits and Reports on Form 8-K........................       16

  Signature........................................................       17

  Exhibit Index....................................................       18


                        PART I. FINANCIAL INFORMATION

                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                         Millions of dollars
                                                     (Except per share figures)
                                                       Quarter ended June 30,
                                                           1997        1996

NET SALES                                                $ 1,666     $ 1,559

  Cost of sales, exclusive of depreciation and
    amortization                                           1,220       1,150
  Research and development                                    41          40
  Selling, administration and other expenses(a)               75          78
  Depreciation and amortization                               87          79
  Partnership income                                          37          37
  Other income (expense) - net                                11          (4)

INCOME BEFORE INTEREST EXPENSE AND PROVISION FOR
  INCOME TAXES                                               291         245
  Interest expense                                            19          14

INCOME BEFORE PROVISION FOR INCOME TAXES                     272         231
  Provision for income taxes                                  79          65

INCOME OF CONSOLIDATED COMPANIES AND PARTNERSHIPS            193         166
  Minority interest                                            5           -
  Income from corporate investments carried at equity          3           7

NET INCOME                                                   191         173
  Preferred stock dividend, net of income taxes                3           3

NET INCOME - COMMON STOCKHOLDERS                         $   188     $   170

Earnings per common share
  Primary                                                $  1.41     $  1.23
  Fully diluted                                          $  1.28     $  1.12
Cash dividends declared per common share                 $  0.1875   $  0.1875



(a) Selling, administration and other expenses include:
      Selling                                            $    31     $    32
      Administration                                          34          28
      Other expenses                                          10          18
                                                         $    75     $    78


The Notes to Condensed Consolidated Financial Statements on Pages 7 through 10 should be read in conjunction with this statement.

                    UNION CARBIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                         Millions of dollars
                                                     (Except per share figures)
                                                      Six months ended June 30,
                                                           1997        1996

NET SALES                                                $ 3,304     $ 3,060

  Cost of sales, exclusive of depreciation and
    amortization                                           2,451       2,249
  Research and development                                    81          76
  Selling, administration and other expenses(a)              155         159
  Depreciation and amortization                              169         154
  Partnership income                                          72          63
  Other income - net                                          18          19

INCOME BEFORE INTEREST EXPENSE AND PROVISION FOR
  INCOME TAXES                                               538         504
  Interest expense                                            38          37

INCOME BEFORE PROVISION FOR INCOME TAXES                     500         467
  Provision for income taxes                                 145         131

INCOME OF CONSOLIDATED COMPANIES AND PARTNERSHIPS            355         336
  Minority interest                                            8          (1)
  Income (loss) from corporate investments
    carried at equity                                          1          (7)

NET INCOME                                                   348         330
  Preferred stock dividend, net of income taxes                5           5

NET INCOME - COMMON STOCKHOLDERS                         $   343     $   325

Earnings per common share
  Primary                                                $  2.54     $  2.34
  Fully diluted                                          $  2.31     $  2.13
Cash dividends declared per common share                 $  0.375    $  0.375



(a) Selling, administration and other expenses include:
      Selling                                            $    62     $    64
      Administration                                          63          59
      Other expenses                                          30          36
                                                         $   155     $   159


The Notes to Condensed Consolidated Financial Statements on Pages 7 through 10 should be read in conjunction with this statement.


                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET

                                                     Millions of dollars
                                                      June 30,  Dec. 31,
                                                        1997      1996

ASSETS
  Cash and cash equivalents                           $  115     $   94
  Notes and accounts receivable                        1,079      1,047
  Inventories                                            544        541
  Other current assets                                   185        191
  Total current assets                                 1,923      1,873

  Property, plant and equipment                        7,424      7,159
  Less: Accumulated depreciation                       3,855      3,750
  Net fixed assets                                     3,569      3,409

  Companies carried at equity                            701        695
  Other investments and advances                          64         77
  Total investments and advances                         765        772

  Other assets                                           513        492

  Total assets                                        $6,770     $6,546


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                    $  273     $  268
  Short-term debt and current portion of
    long-term debt                                        88        112
  Accrued income and other taxes                          96        133
  Other accrued liabilities                              674        765
  Total current liabilities                            1,131      1,278

  Long-term debt                                       1,467      1,487
  Postretirement benefit obligation                      470        473
  Other long-term obligations                            812        811
  Deferred credits                                       345        301
  Minority stockholders' equity in consolidated
    subsidiaries                                         279         29
  Convertible preferred stock - ESOP                     140        144
  Unearned employee compensation - ESOP                  (82)       (91)
  Stockholders' equity:
    Common stock - authorized - 500,000,000 shares
                 - issued     - 154,609,669 shares       155        155
    Additional paid-in capital                           317        370
    Translation and other equity adjustments             (49)       (33)
    Retained earnings                                  2,925      2,629
    Less: Treasury stock, at cost-30,580,343 shares
                (28,169,324 shares in 1996)            1,140      1,007
  Total stockholders' equity                           2,208      2,114
  Total liabilities and stockholders' equity          $6,770     $6,546

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 10 should be read in conjunction with this statement.

                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Millions of dollars
                                                 Six months ended June 30,
                                                     1997         1996
                                                  Increase (decrease) in
                                                cash and cash equivalents
OPERATIONS
  Net income                                        $ 348        $ 330
  Noncash charges (credits) to net income
    Depreciation and amortization                     169          154
    Deferred income taxes                              37           24
    Other                                             (10)           7
    Net gains on investing transactions                 -           (1)
  Increase in working capital(a)                     (151)        (106)
  Long-term assets and liabilities                     10           16
Cash Flow From Operations                             403          424
INVESTING
  Capital expenditures                               (328)        (363)
  Investments, advances and acquisitions
    (excluding cash acquired)                         (43)        (262)
  Sale of fixed and other assets                        1           12
Cash Flow Used for Investing                         (370)        (613)
FINANCING
  Change in short-term debt (3 months or less)        (41)          68
  Proceeds from short-term debt                        20           21
  Repayment of short-term debt                          -          (26)
  Proceeds from long-term debt                         14            -
  Repayment of long-term debt                         (20)          (5)
  Issuance of common stock                             25           87
  Purchase of common stock                           (176)        (272)
  Proceeds from subsidiary preferred stock            246            -
  Payment of dividends                                (66)         (56)
  Other                                               (13)           1
Cash Flow Used for Financing                          (11)        (182)
  Effect of exchange rate changes on cash and
  cash equivalents                                     (1)           -
  Change in cash and cash equivalents                  21         (371)
  Cash and cash equivalents beginning-of-period        94          449
Cash and cash equivalents end-of-period             $ 115        $  78

Cash paid for interest and income taxes
  Interest (net of amount capitalized)              $  38        $  32
  Income taxes                                      $  60        $ 110

_____________

(a) Net change in certain components of working capital (excluding non-cash expenditures):

(Increase) decrease in current assets
  Notes and accounts receivable                 $ (31)       $ (58)
  Inventories                                      (3)          68
  Other current assets                              8            4
Decrease in payables and accruals                (125)        (120)
Increase in working capital                     $(151)       $(106)


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


2.  Common Stock

On July 23, 1997, the board of directors of the corporation increased the number of shares that may be repurchased under the existing common stock repurchase program by 10 million shares to an aggregate of 60 million shares since inception of the program.

Through June 30, 1997, since inception of its common share repurchase program, the corporation repurchased 46.0 million shares (3.7 million during 1997) at an average effective price of $33.69 per share. The corporation intends to acquire additional shares from time to time at prevailing market prices, at a rate consistent with the combination of corporate cash flow and market conditions.

In conjunction with the corporation's common stock buyback program, put options were sold in a series of private placements entitling the holders to sell 11.5 million shares of common stock to UCC, at specified prices upon exercise of the options. Through June 30, 1997, since inception of this program, options representing 8.7 million common shares have expired unexercised, while options representing 2.1 million shares were exercised for $79 million, or an average price of $37.05 per share. Options representing 0.7 million shares remain outstanding at June 30, 1997.

Premiums received since the inception of the program, recorded as additional paid-in capital, have reduced the average price of repurchased shares from $33.95 per share to $33.69 per share.


3.  Inventories
                                                  Millions of dollars
                                                  June 30,     Dec. 31,
                                                    1997         1996
Raw materials and supplies                        $   131      $   114
Work in process                                        57           54
Finished goods                                        356          373
                                                  $   544      $   541



4.  Commitments and Contingencies

The corporation has three major agreements for the purchase of ethylene-related products and two other purchase agreements in the U.S. and Canada. The net present value of the fixed and determinable portion of these obligations at June 30, 1997 totaled $325 million.

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

At June 30, 1997, the corporation had established environmental remediation accruals in the amount of $288 million. These accruals have two components, estimated future expenditures for site investigation and cleanup and estimated future expenditures for closure and postclosure activities. In addition, the corporation had environmental loss contingencies of $141 million.

The corporation has sole responsibility for the remediation of approximately 40 percent of its environmental sites. These sites are well advanced in the investigation and cleanup stage. The corporation's environmental accruals at June 30, 1997 included $197 million for these sites, of which $72 million was for estimated future expenditures for site investigation and cleanup and $125 million was for estimated future expenditures for closure and postclosure activities. In addition, $73 million of the corporation's environmental loss contingencies related to these sites. The site with the largest total potential cost to the corporation is a nonoperating site. Of the above accruals, this site accounted for $31 million, of which $17 million was for estimated future expenditures for site investigation and cleanup and $14 million was for estimated future expenditures for closure and postclosure activities. In addition, $20 million of the above environmental loss contingencies related to this site.

The corporation does not have sole responsibility at the remainder of its environmental sites. All of these sites are in the investigation and cleanup stage. The corporation's environmental accruals at June 30, 1997 included $91 million for estimated future expenditures for site investigation and cleanup at these sites. In addition, $68 million of the corporation's environmental loss contingencies related to these sites.
The largest two of these sites are also nonoperating sites. Of the above accruals, these sites accounted for $33 million for estimated future expenditures for site investigation and cleanup. In addition, $16 million of the above environmental loss contingencies related to these sites.


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

The corporation has severally guaranteed 45 percent (approximately
$608 million at June 30, 1997) of EQUATE Petrochemical Company's ("EQUATE") debt and working capital financing needs until certain completion tests are achieved; thereafter, a $54 million several guarantee will provide ongoing support. The corporation also severally guaranteed certain sales volume targets until EQUATE's sales capabilities are proved. In addition, the corporation has pledged its shares in EQUATE as security for EQUATE's debt. The corporation has political risk insurance coverage for its equity investment and, until the completion tests are concluded, substantially all of its guarantee of EQUATE's debt. EQUATE is considering the possible refinancing of its debt.

The corporation had additional contingent obligations at June 30, 1997 of $69 million, of which $33 million related to guarantees of debt.

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

The corporation has recorded nonenvironmental litigation accruals of $182 million, and related insurance recovery receivables of $135 million. At June 30, 1997, the corporation had nonenvironmental litigation loss contingencies of $44 million.

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


5.  Minority Interest

On January 30, 1997, a newly formed real estate investment trust subsidiary issued $250 million of preferred stock bearing a current dividend yield of 14 percent for 10 years and 1 percent thereafter. On July 25, 1997, the corporation mortgaged domestic real estate with a fair market value of approximately $500 million in conjunction with this transaction. The preferred stock may be redeemed if, as a result of a change in tax laws, rules or regulations, dividends on the preferred stock or interest paid on the mortgage note is not fully deductible for Federal income tax purposes. As of June 30, 1997, the effect of any such redemption on the corporation's results of operations would be immaterial.

              DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION

Overview

The corporation reported second quarter 1997 net income available to common stockholders of $188 million, or $1.28 per common share, fully diluted ($1.41 per common share, primary). For the first six months of 1997, net income available to common stockholders was $343 million, or $2.31 per common share, fully diluted ($2.54 per common share, primary).

For the corresponding quarter in 1996, the corporation reported earnings of $170 million, or $1.12 per common share, fully diluted ($1.23 per common share, primary). For the first six months of 1996, net income available to common stockholders was $325 million, or $2.13 per common share, fully diluted ($2.34 per common share, primary).

The corporation's earnings for the quarter and six month periods ended June 30, 1997 increased compared to the same periods in 1996. For the second quarter, net sales increased compared to the prior year period as a result of improved sales volumes in both of the corporation's segments. In addition, the Basic Chemicals & Polymers segment benefited from increased polyethylene prices. In contrast, average selling prices for the Specialties & Intermediates segment were lower than in the second quarter of 1996. Raw material costs continued to decline from very high levels at the beginning of 1997 to levels which, in the second quarter of 1997, were comparable to those of the prior year period. For the first half of 1997, the positive impact of improved volumes in both segments and improved polyethylene pricing in the Basic Chemicals & Polymers segment was partially offset by the effect of higher average raw material costs.

Looking ahead to the third quarter, the corporation anticipates continued strong demand and improved pricing for ethylene glycol coupled with stable raw material costs in the Basic Chemicals & Polymers segment. Average selling prices should improve in the Specialties & Intermediates segment. However, the impact of these price increases in the Specialties & Intermediates segment is likely to be mitigated by the effect of higher transfer prices for ethylene oxide (manufactured by the Basic Chemicals & Polymers segment for the Specialties & Intermediates segment) and potential tightness in propylene, key raw materials for the Specialties & Intermediates segment.


Results of Operations

Net sales increased 6.9 percent in the second quarter and 8.0 percent in the first half of 1997, as compared to the same periods in 1996. These increases were driven by a 4.6 percent and 8.8 percent increase in customer volume for the second quarter and six month periods, respectively, as compared to similar periods in 1996. Average selling prices increased slightly for the second quarter and decreased slightly for the first half in comparison to the same periods in 1996.

Variable margin (net sales less variable manufacturing and distribution costs) was 44.5 percent and 43.4 percent for the current three and six month periods, respectively, compared to 45.0 percent and 45.2 percent, respectively, for the same periods in 1996. Although variable margin as a percent of sales declined in each period, variable margin dollars increased $40 million, or 5.7 percent, and $51 million, or 3.7 percent, for the second quarter and first six months of 1997, respectively, as compared to the same periods in 1996. Increased volumes in both segments and increased polyethylene selling prices in the Basic Chemical & Polymers segment contributed to the increases in variable margin dollars for these periods. Increased raw material costs coupled with decreases in the average selling prices for products in the Specialties
& Intermediates segment, however, limited variable margin improvement for the first half of 1997 compared to the prior year.

Gross margin (variable margin less fixed manufacturing and distribution costs), as a percent of sales, remained relatively stable for the second quarter and six month periods ended June 30, 1997 as compared to the same periods in 1996.

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

Information about the corporation's operations in its business segments for the second quarter and six month periods of 1997 and 1996 follows. Sales of the Basic Chemicals & Polymers segment include intersegment sales, principally ethylene oxide, which are made at the estimated market value of the products transferred. Operating profit represents income before interest expense and provision for income taxes.

                                            Quarter ended     Six months ended
                                               June 30,           June 30,
Millions of dollars                         1997     1996      1997     1996

                               Sales
Specialties & Intermediates                $1,139   $1,109    $2,261   $2,186
Basic Chemicals & Polymers                    604      527     1,201    1,046
Intersegment Eliminations                     (77)     (77)     (158)    (172)
Total                                      $1,666   $1,559    $3,304   $3,060


                          Operating Profit
Specialties & Intermediates                $  191   $  190    $  375   $  383
Basic Chemicals & Polymers                    101       47       163      105
Other                                          (1)       8         -       16
Total                                      $  291   $  245    $  538   $  504


                   Depreciation and Amortization
Specialties & Intermediates                $   55   $   48    $  106   $   94
Basic Chemicals & Polymers                     32       31        63       60
Total                                      $   87   $   79    $  169   $  154


                        Capital Expenditures
Specialties & Intermediates                $  103   $  132    $  191   $  266
Basic Chemicals & Polymers                     87       45       137       97
Total                                      $  190   $  177    $  328   $  363

Net sales of the Specialties & Intermediates segment increased $30 million or
2.7 percent in the current quarter over the same quarter in 1996, and $75 million or 3.4 percent in the current six month period as compared to the same six months of 1996. Operating profit for the second quarter of 1997 was $191 million, compared to $190 million for the same quarter of 1996; operating profit was $375 million for the first half of 1997, versus $383 million for the comparable period in 1996. For the three and six month periods ended
June 30, 1997, this segment benefited from a 5.2 percent and 9.2 percent increase in volume, respectively, compared to similar periods in 1996, partially offset by a decline in average selling prices of 2.5 percent and
5.3 percent, respectively.

Net sales of the Basic Chemicals & Polymers segment increased $77 million, or
14.6 percent in the current quarter over the same quarter of 1996 and $155 million or 14.8 percent in the first half of 1997 over the first half of 1996. Operating profit showed considerable improvement of $54 million and $58 million, respectively, in the current quarter and six month periods ended June 30, 1997 compared to the same periods in 1996. These increases were the result of a 12.4 percent and 9.9 percent increase in average selling prices in the quarter and six months of 1997, respectively, versus the comparable periods of 1996. In addition to the growth in the average selling prices, customer volume levels increased 3.9 percent and 8.3 percent for the same periods.

Selling, administration and other expenses declined $3 million and $4 million in the second quarter and the first six months of 1997, respectively, versus comparable periods of 1996.

Partnership income in the second quarter of 1997 was consistent with the second quarter of 1996. For the first half of 1997 partnership income increased $9 million, as compared to the same period in 1996 due to increased earnings of Petromont and UOP.

Other income (expense) - net increased $15 million in the second quarter of 1997, and decreased $1 million in the first half of 1997, as compared to the same periods in 1996, largely due to decreased interest income offset in the second quarter by lack of a charge comparable to that taken in 1996 for the discontinuance of the high density polyethylene recycle resin operation.

Interest expense increased $5 million to $19 million for the second quarter of 1997 compared to the second quarter a year ago and remained stable for the first half of 1997 compared to the first half of 1996. The increase from the second quarter of 1996 to the second quarter of 1997 was the result of a decrease in capitalized interest associated with the corporation's capital program and an increase in the corporation's long-term debt.

Income (loss) from corporate investments carried at equity decreased
$4 million from income of $7 million in the second quarter of 1996 to income of $3 million in the same period of 1997. Lower earnings quarter to quarter are the result of an increase in preliminary operating expenses associated with EQUATE Petrochemical Company ("EQUATE") which are expected to continue until plant start-up in the second half of 1997. For the first half of 1997, income (loss) from corporate investments carried at equity increased by $8 million to $1 million due to improved Polimeri Europa results partially offset by the preliminary operating expenses being incurred by EQUATE.


Estimates of future expenses related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities have not changed materially since December 31, 1996. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. The corporation's environmental exposures are discussed in more detail in the "Commitments and Contingencies" footnote to the financial statements on pages 7 through 10 of this report on Form 10-Q.

The corporation continues to be named as one of a number of defendants in lawsuits involving silicone gel breast implants. The corporation supplied bulk silicone materials to certain companies that at various times were involved in the manufacture of breast implants. These cases are discussed in more detail in the "Commitments and Contingencies" footnote to the financial statements on pages 7 through 10 of this report on Form 10-Q.

Accounting Changes

Statement of Financial Accounting Standards No. 128 ("Statement 128"), "Earnings Per Share", will require presentation of "basic" and "diluted" earnings per share for periods ending after December 15, 1997. Had
Statement 128 been in effect, "basic" and "diluted" earnings per common share would have been $1.46 and $1.28, respectively, in the second quarter of 1997 ($1.27 and $1.12 per common share, respectively, in the second quarter of 1996) and $2.63 and $2.31, respectively, for the six months ended June 30, 1997 ($2.42 and $2.13 per common share, respectively, for the six months ended June 30, 1996).


Financial Condition - June 30, 1997

Cash flow from operations for the first six months of 1997 was $403 million, down from $424 million in the first six months of 1996. Increased working capital requirements more than offset the effect of higher net income and non-cash charges (credits) to net income.


Cash flow used for investing totaled $370 million, down from $613 million in the comparable period of 1996. The majority of this decline is due to decreases of $219 million in investments, advances and acquisitions. Significant investments and acquisitions in the first half of 1996 included the purchases of the polypropylene assets and business of Shell Oil Company and 95 percent of the outstanding shares of Companhia Alcoolquimica Nacional, a Brazilian producer of vinyl acetate monomer.

Major capital projects in progress in the first half of 1997 included a new CARBOWAX polyethylene glycol and TERGITOL surfactants facility, an ethanolamine unit and an olefins expansion, all at Taft, La., as well as an upgrade of information technology infrastructure. Capital expenditures are expected to approximate 1996 levels by the end of 1997. Major capital projects in 1996 included an ethylene propylene rubber facility at Seadrift, Tex., as well as new cogeneration facilities at Texas City, Tex. and Taft, La., and an upgrade of information technology infrastructure.

The upgrade of information technology systems, expected to be completed by 1999, will also address technological issues related to the year 2000. The corporation is reviewing all internal processes and hardware and software issues, and is also discussing with its vendors and customers the possibility of any interface difficulties which may affect the corporation. To date, no significant concerns have been identified.

Cash flow used for financing in the first half of 1997 was $11 million in comparison to $182 million in the first half of 1996. The first half of 1997 included common stock repurchases of 3.7 million shares for cash of $176 million under the existing common stock repurchase program. On July 23, 1997, the corporation's board of directors authorized an increase in the number of shares that may be repurchased under the existing common stock repurchase program by 10 million shares to an aggregate of 60 million shares since the inception of the program. The corporation intends to acquire additional shares from time to time at prevailing market rates consistent with the combination of corporate cash flow and market conditions. On January 30, 1997, a newly formed real estate investment trust subsidiary issued
$250 million of preferred stock bearing a current dividend yield of 14 percent for 10 years and 1 percent thereafter. Cash dividends, including those paid to preferred shareholders of the real estate investment trust subsidiary, totaled $66 million, while net repayments of debt totaled $27 million.

The corporation's ratio of debt to total capital decreased to 38.5 percent at June 30, 1997 from 42.7 percent at December 31, 1996. At June 30, 1997 there were no outstanding borrowings under the existing major bank credit agreement aggregating $1 billion.


                         PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         See Note 4 to the corporation's consolidated financial statements on pages 7 through 10 of this report on Form 10-Q.


Item 2.  Changes in Securities

         (c)  Sales of Unregistered Securities

              During the first half of 1997, put options were sold to institutional investors in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933, entitling the holders to sell 1,300,000 shares of Union Carbide Corporation common stock to the corporation, at prices ranging from $44.50 to $45.00 per share. Premiums received for the sales of the options totaled $1,465,000.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The following exhibits are filed as part of this report:

                  11  -  Computation of Earnings Per Share
                  27  -  Financial Data Schedule.

         (b) No reports on Form 8-K were filed for the three months ended June 30, 1997.




                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNION CARBIDE CORPORATION
                                                       (Registrant)




Date:  August 8, 1997                        By: /s/John K. Wulff
                                                 JOHN K. WULFF
                                                 Vice-President, Chief
                                                 Financial Officer and
                                                 Controller


                                EXHIBIT INDEX



Exhibit                                                             Page
  No.                             Exhibit                            No.

  11        Computation of Earnings Per Share                        19

  27        Financial Data Schedule                                  20