Form 10-Q
period 1997-09-30
UNION CARBIDE CORP /NEW/
filed 1997-11-12
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C  20549
                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

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

           Class                               Outstanding at October 31, 1997
Common Stock, $1 par value                             137,926,478 shares


              Total number of sequentially numbered pages in this filing, including exhibits thereto:  20

                  UNION CARBIDE CORPORATION AND SUBSIDIARIES

                                     INDEX




PART I. FINANCIAL INFORMATION

                                                                         PAGE
  Financial Statements

    Condensed Consolidated Statement of Income -
      Quarter ended September 30, 1997 and 1996....................        3

    Condensed Consolidated Statement of Income -
      Nine months ended September 30, 1997 and 1996................        4

    Condensed Consolidated Balance Sheet -
      September 30, 1997 and December 31, 1996.....................        5

    Condensed Consolidated Statement of Cash Flows -
      Nine months ended September 30, 1997 and 1996................        6

  Notes to Condensed Consolidated Financial Statements.............       7-10

  Discussion and Analysis of Results of Operations
    and Financial Condition........................................      11-15



PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.......................................       16

  Item 2.  Changes in Securities and Use of Proceeds...............       16

  Item 6.  Exhibits and Reports on Form 8-K........................       16

  Signature........................................................       17

  Exhibit Index....................................................       18


                        PART I. FINANCIAL INFORMATION

                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                         Millions of dollars
                                                     (Except per share figures)
                                                       Quarter ended Sept. 30,
                                                           1997        1996

NET SALES                                                $ 1,659     $ 1,538

  Cost of sales, exclusive of depreciation and
    amortization                                           1,199       1,145
  Research and development                                    37          39
  Selling, administration and other expenses(a)               82          80
  Depreciation and amortization                               87          81
  Partnership income                                          28          43
  Other income - net                                           9           6

INCOME BEFORE INTEREST EXPENSE AND PROVISION FOR
  INCOME TAXES                                               291         242
  Interest expense                                            19          18

INCOME BEFORE PROVISION FOR INCOME TAXES                     272         224
  Provision for income taxes                                  83          63

INCOME OF CONSOLIDATED COMPANIES AND PARTNERSHIPS            189         161
  Minority interest                                            5          (1)
  Loss from corporate investments carried at equity            3           1

NET INCOME                                                   181         161
  Preferred stock dividend, net of income taxes                2           2

NET INCOME - COMMON STOCKHOLDERS                         $   179     $   159

Earnings per common share
  Primary                                                $  1.30     $  1.19
  Fully diluted                                          $  1.18     $  1.08
Cash dividends declared per common share                 $  0.4125   $  0.1875



(a) Selling, administration and other expenses include:
      Selling                                            $    31     $    32
      Administration                                          31          32
      Other expenses                                          20          16
                                                         $    82     $    80


The Notes to Condensed Consolidated Financial Statements on Pages 7 through 10 should be read in conjunction with this statement.

                    UNION CARBIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                        Millions of dollars
                                                    (Except per share figures)
                                                    Nine months ended Sept. 30,
                                                           1997        1996

NET SALES                                                $ 4,963     $ 4,598

  Cost of sales, exclusive of depreciation and
    amortization                                           3,650       3,394
  Research and development                                   118         115
  Selling, administration and other expenses(a)              237         239
  Depreciation and amortization                              256         235
  Partnership income                                         100         106
  Other income - net                                          27          25

INCOME BEFORE INTEREST EXPENSE AND PROVISION FOR
  INCOME TAXES                                               829         746
  Interest expense                                            57          55

INCOME BEFORE PROVISION FOR INCOME TAXES                     772         691
  Provision for income taxes                                 228         194

INCOME OF CONSOLIDATED COMPANIES AND PARTNERSHIPS            544         497
  Minority interest                                           13          (2)
  Loss from corporate investments carried at equity            2           8

NET INCOME                                                   529         491
  Preferred stock dividends, net of income taxes               7           7

NET INCOME - COMMON STOCKHOLDERS                         $   522     $   484

Earnings per common share
  Primary                                                $  3.84     $  3.52
  Fully diluted                                          $  3.49     $  3.20
Cash dividends declared per common share                 $  0.7875   $  0.5625



(a) Selling, administration and other expenses include:
      Selling                                            $    93     $    96
      Administration                                          94          91
      Other expenses                                          50          52
                                                         $   237     $   239


The Notes to Condensed Consolidated Financial Statements on Pages 7 through 10 should be read in conjunction with this statement.


                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET

                                                     Millions of dollars
                                                     Sept. 30,  Dec. 31,
                                                        1997      1996

ASSETS
  Cash and cash equivalents                           $  132     $   94
  Notes and accounts receivable                        1,064      1,047
  Inventories                                            556        541
  Other current assets                                   202        191
  Total current assets                                 1,954      1,873

  Property, plant and equipment                        7,577      7,159
  Less: Accumulated depreciation                       3,886      3,750
  Net fixed assets                                     3,691      3,409

  Companies carried at equity                            699        695
  Other investments and advances                          68         77
  Total investments and advances                         767        772

  Other assets                                           563        492

  Total assets                                        $6,975     $6,546


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                    $  307     $  268
  Short-term debt and current portion of
    long-term debt                                        93        112
  Accrued income and other taxes                         141        133
  Other accrued liabilities                              765        765
  Total current liabilities                            1,306      1,278

  Long-term debt                                       1,459      1,487
  Postretirement benefit obligation                      470        473
  Other long-term obligations                            811        811
  Deferred credits                                       379        301
  Minority stockholders' equity in consolidated
    subsidiaries                                         275         29
  Convertible preferred stock - ESOP                     138        144
  Unearned employee compensation - ESOP                  (81)       (91)
  Stockholders' equity:
    Common stock - authorized - 500,000,000 shares
                 - issued     - 154,609,669 shares       155        155
    Additional paid-in capital                           285        370
    Translation and other equity adjustments             (80)       (33)
    Retained earnings                                  3,050      2,629
    Less: Treasury stock, at cost-31,391,239 shares
                (28,169,324 shares in 1996)            1,192      1,007
  Total stockholders' equity                           2,218      2,114
  Total liabilities and stockholders' equity          $6,975     $6,546

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 10 should be read in conjunction with this statement.

                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Millions of dollars
                                                Nine months ended Sept. 30,
                                                     1997         1996
                                                  Increase (decrease) in
                                                cash and cash equivalents
OPERATIONS
  Net income                                        $ 529        $ 491
  Noncash charges (credits) to net income
    Depreciation and amortization                     256          235
    Deferred income taxes                              61           48
    Other                                             (35)         (10)
  Increase in working capital(a)                      (63)        (117)
  Long-term assets and liabilities                     (9)          17
Cash Flow From Operations                             739          664
INVESTING
  Capital expenditures                               (543)        (531)
  Investments, advances and acquisitions
    (excluding cash acquired)                         (54)        (267)
  Sale of fixed and other assets                        4           13
Cash Flow Used for Investing                         (593)        (785)
FINANCING
  Change in short-term debt (3 months or less)        (48)         239
  Proceeds from short-term debt                        32           21
  Repayment of short-term debt                          -          (26)
  Proceeds from long-term debt                         14            6
  Repayment of long-term debt                         (28)          (6)
  Issuance of common stock                             36          115
  Purchase of common stock                           (235)        (483)
  Proceeds from subsidiary preferred stock            246            -
  Payment of dividends                               (103)         (83)
  Other                                               (21)           1
Cash Flow Used for Financing                         (107)        (216)
  Effect of exchange rate changes on cash and
  cash equivalents                                     (1)          (1)
  Change in cash and cash equivalents                  38         (338)
  Cash and cash equivalents beginning-of-period        94          449
Cash and cash equivalents end-of-period             $ 132        $ 111

Cash paid for interest and income taxes
  Interest (net of amount capitalized)              $  45        $  41
  Income taxes                                      $  83        $ 150

_____________

(a) Net change in certain components of working capital (excluding non-cash expenditures):

(Increase) decrease in current assets
  Notes and accounts receivable                 $ (21)       $ (37)
  Inventories                                     (15)          55
  Other current assets                              4          (15)
Decrease in payables and accruals                 (31)        (120)
Increase in working capital                     $ (63)       $(117)


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

Through September 30, 1997, since inception of its common share repurchase program, the corporation repurchased 47.4 million shares (5.1 million during 1997) at an average effective price of $34.18 per share. The corporation intends to acquire additional shares from time to time at prevailing market prices, at a rate consistent with the combination of corporate cash flow and market conditions.

In conjunction with the corporation's common stock buyback program, put options were sold in a series of private placements entitling the holders to sell 12.6 million shares of common stock to UCC, at specified prices upon exercise of the options. Through September 30, 1997, since inception of this program, options representing 9.4 million common shares have expired unexercised, while options representing 2.2 million shares were exercised for $84.5 million, or an average price of $37.61 per share. Options representing 1.0 million shares remain outstanding at September 30, 1997.

Premiums received since the inception of the program, recorded as additional paid-in capital, have reduced the average price of repurchased shares from $34.45 per share to $34.18 per share.


3.  Inventories
                                                  Millions of dollars
                                                 Sept. 30,     Dec. 31,
                                                    1997         1996
Raw materials and supplies                        $   129      $   114
Work in process                                        56           54
Finished goods                                        371          373
                                                  $   556      $   541



4.  Commitments and Contingencies

The corporation has three major agreements for the purchase of ethylene-related products and two other purchase agreements in the U.S. and Canada. The net present value of the fixed and determinable portion of these obligations at September 30, 1997 totaled $313 million.

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

At September 30, 1997, the corporation had established environmental remediation accruals in the amount of $272 million. These accruals have two components, estimated future expenditures for site investigation and cleanup and estimated future expenditures for closure and postclosure activities. In addition, the corporation had environmental loss contingencies of $137 million.

The corporation has sole responsibility for the remediation of approximately 40 percent of its environmental sites. These sites are well advanced in the investigation and cleanup stage. The corporation's environmental accruals at September 30, 1997 included $203 million for these sites, of which $75 million was for estimated future expenditures for site investigation and cleanup and $128 million was for estimated future expenditures for closure and postclosure activities. In addition, $70 million of the corporation's environmental loss contingencies related to these sites. The site with the largest total potential cost to the corporation is a nonoperating site. Of the above accruals, this site accounted for $31 million, of which $17 million was for estimated future expenditures for site investigation and cleanup and $14 million was for estimated future expenditures for closure and postclosure activities. In addition, $20 million of the above environmental loss contingencies are related to this site.

The corporation does not have sole responsibility at the remainder of its environmental sites. All of these sites are in the investigation and cleanup stage. The corporation's environmental accruals at September 30, 1997 included $69 million for estimated future expenditures for site investigation and cleanup at these sites. In addition, $67 million of the corporation's environmental loss contingencies related to these sites. The largest two of these sites are also nonoperating sites. Of the above accruals, these sites accounted for $30 million for estimated future expenditures for site investigation and cleanup. In addition, $19 million of the above environmental loss contingencies related to these sites.


In 1996, worldwide expenses of continuing operations related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, totaled $110 million. Expenses in 1995 and 1994 were $138 million and $153 million, respectively. While estimates of the costs of environmental protection for 1997 are necessarily imprecise, the corporation estimates that the level of these expenses will decline as the result of favorable experience associated with remedial activities.

The corporation has severally guaranteed 45 percent (approximately
$608 million at September 30, 1997) of EQUATE Petrochemical Company's ("EQUATE") debt and working capital financing needs until certain completion tests are achieved; thereafter, a $54 million several guarantee will provide ongoing support. The corporation also severally guaranteed certain sales volume targets until EQUATE's sales capabilities are proved. In addition, the corporation has pledged its shares in EQUATE as security for EQUATE's debt. The corporation has political risk insurance coverage for its equity investment and, until the completion tests are concluded, substantially all of its guarantee of EQUATE's debt. EQUATE is considering the possible refinancing of its debt.

The corporation had additional contingent obligations at September 30, 1997 of $67 million, of which $32 million related to guarantees of debt.

The corporation is one of a number of defendants named in approximately 4,900 lawsuits in both Federal and state courts, some of which have more than one plaintiff, involving silicone breast implants. The corporation was not a manufacturer of breast implants but did supply generic bulk silicone materials to certain manufacturers. Also, the corporation in 1990 acquired and in 1992 divested the stock of a small specialty silicones company that, among other things, supplied silicone gel intermediates and silicone dispersions for breast implants. In 1993, most of the suits that were brought in Federal courts were consolidated for pre-trial purposes in the United States District Court, Northern District of Alabama.

In 1995, after the District Court rejected an initial settlement proposal, certain defendants, including the corporation, proposed, and the court approved, a revised settlement program. In August 1997, the court ruled that all claims based solely on the supply of bulk silicone materials should be dismissed against the corporation. That decision is final in Federal court and no longer subject to appeal. While the corporation cannot predict the number of claimants who will participate in the revised settlement, based on sample data prepared under supervision of the court, the corporation estimates that its maximum expenditures under the revised agreement should not exceed $100 million prior to insurance recovery. Although insurance coverage is subject to issues as to scope and application of policies, retention limits, exclusions and policy limits, and the insurers have reserved their right to deny coverage, the corporation believes that after probable insurance recoveries neither the settlement nor litigation outside the settlement will have a material adverse effect on the consolidated financial position of the corporation.


In addition to the above, the corporation and its consolidated subsidiaries are involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters including, but not limited to, product liability; trade regulation; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts and taxes. In some of these legal proceedings and claims, the cost of remedies that may be sought or damages claimed is substantial.

The corporation has recorded nonenvironmental litigation accruals of $187 million, and related insurance recovery receivables of $147 million. At September 30, 1997, the corporation had nonenvironmental litigation loss contingencies of $56 million.

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


5.  Minority Interest

On January 30, 1997, a newly formed real estate investment trust subsidiary issued $250 million of preferred stock bearing a current dividend yield of 14 percent for 10 years and 1 percent thereafter. On July 25, 1997, the corporation mortgaged domestic real estate with a fair market value of approximately $500 million in conjunction with this transaction. On October 21, 1997, the preferred shares were redeemed for a total of $242 million, including accrued dividends through the redemption date.
The effect of such redemption on the corporation's financial position and results of operations was immaterial.


6.  Subsequent Event

On October 2, 1997 the trustee of the Employee Stock Ownership Plan ("ESOP") exercised its right to convert all shares of the corporation's preferred stock held by the ESOP into the corporation's common stock. As a result of the conversion, the corporation's common stock outstanding at that date was increased by 15,406,191 shares.



              DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION

Overview

The corporation reported third quarter 1997 net income available to common stockholders of $179 million, or $1.18 per common share, fully diluted ($1.30 per common share, primary). For the first nine months of 1997, net income available to common stockholders was $522 million, or $3.49 per common share, fully diluted ($3.84 per common share, primary).

For the corresponding quarter in 1996, the corporation reported earnings of $159 million, or $1.08 per common share, fully diluted ($1.19 per common share, primary). For the first nine months of 1996, net income available to common stockholders was $484 million, or $3.20 per common share, fully diluted ($3.52 per common share, primary).

The corporation's net income available to common shareholders for the three and nine month periods ended September 30, 1997 increased 12.6 percent and
7.9 percent as compared to the same periods in 1996. Operating profit of the Basic Chemicals & Polymers segment more than tripled to $125 million, compared to the third quarter of 1996, and increased $143 million or 98.6 percent on a year-to-date basis. Improved sales volumes and selling prices for most Basic Chemicals & Polymers product lines coupled with reduced feedstock costs caused this operating profit improvement. Operating profit of the Specialties & Intermediates segment dropped $32 million or 15.8 percent versus the third quarter of 1996, and decreased $40 million or 6.8 percent on a year-to-date basis. Although Specialties & Intermediates sales volume was strong, up over
9.0 percent year-to-date, average selling prices decreased for most product lines. In part, this reflects the impact of a strong U.S. dollar on the export sales of the segment. Additionally, operating profit comparison of the Specialties & Intermediates segment, with the third quarter of 1996 was adversely impacted by a significant increase in the market-related transfer cost of raw materials, principally ethylene oxide, produced by the Basic Chemicals & Polymers segment. Finally, results of the Specialties & Intermediates segment reflected the impact of costs associated with start-up of the corporation's ethylene propylene rubber project.

Although the corporation cannot predict with certainty, it anticipates that fourth quarter 1997 results of the Basic Chemicals & Polymers segment will decline from third quarter 1997 levels as a result of increased average feedstock costs and selling price declines in polyethylene and polypropylene. Demand for ethylene glycol should remain high throughout most of the fourth quarter of 1997. Furthermore, the corporation anticipates that the Specialties & Intermediates segment may experience some seasonal weakness in demand but otherwise should perform in line with the third quarter of 1997 assuming no major change in foreign currency exchange rates and no further deterioration in Gulf Coast rail transportation.

Results of Operations

Net sales increased 7.9 percent in the third quarter and for the nine months ended September 30, 1997, as compared to the same periods in 1996. Increases were driven by a 5.3 percent and 7.6 percent increase in customer volume for the quarter and nine month period of 1997, respectively, as compared to the three and nine month periods ended September 30, 1996. Average selling prices increased 2.4 percent from the third quarter of 1996 to the third quarter of 1997 due to increases in polyethylene and ethylene glycol pricing. However, average selling prices for the nine month period ended September 30, 1997 remained relatively flat when compared to the same nine months of 1996.

Variable margin (net sales less variable manufacturing and distribution costs) for the third quarter of 1997 was 45.0 percent, compared with 43.0 percent in the third quarter of 1996. The increase in variable margin is attributable to lower feedstock costs and higher pricing of polyethylene and ethylene glycol in the Basic Chemicals & Polymers segment. Variable margin for the first nine months of 1997 decreased to 43.9 percent from 44.5 percent for the comparable period in 1996 as a result of lower average selling prices partially offset by reduced feedstock costs.

Gross margin (variable margin less fixed manufacturing and distribution costs), as a percent of sales, increased to 27.7 percent for the third quarter of 1997 from 25.6 percent for the third quarter of 1996. However, gross margin remained relatively stable at 26.5 percent for the nine month period ended September 30, 1997 as compared to 26.2 percent for the same nine month period in 1996, due to the decrease in variable margin being offset by a
5.4 percent fixed cost productivity improvement, as measured by fixed costs per pound.

Industry Segments

The corporation's operations are classified into two main business segments, Specialties & Intermediates and Basic Chemicals & Polymers. The Specialties & Intermediates segment includes the corporation's specialty chemicals and polymers product lines, licensing and solvents and chemical intermediates. The Basic Chemicals & Polymers segment includes the corporation's ethylene and propylene manufacturing operations as well as the production of first level ethylene and propylene derivatives - polyethylene, polypropylene, ethylene oxide and ethylene glycol. The corporation's noncore operations and financial transactions are included in the Other segment.

Information about the corporation's operations in its business segments for the third quarter and nine month period of 1997 and 1996 follows. Sales of the Basic Chemicals & Polymers segment include intersegment sales, principally ethylene oxide, which are made at the estimated market value of the products transferred. Operating profit represents income before interest expense and provision for income taxes.

                                            Quarter ended    Nine months ended
                                              Sept. 30,          Sept. 30,
Millions of dollars                         1997     1996      1997     1996

                               Sales
Specialties & Intermediates                $1,141   $1,055    $3,402   $3,241
Basic Chemicals & Polymers                    619      552     1,820    1,598
Intersegment Eliminations                    (101)     (69)     (259)    (241)
Total                                      $1,659   $1,538    $4,963   $4,598

                          Operating Profit
Specialties & Intermediates                $  170   $  202    $  545   $  585
Basic Chemicals & Polymers                    125       40       288      145
Other                                          (4)       -        (4)      16
Total                                      $  291   $  242    $  829   $  746

                   Depreciation and Amortization
Specialties & Intermediates                $   55   $   50    $  161   $  144
Basic Chemicals & Polymers                     32       31        95       91
Total                                      $   87   $   81    $  256   $  235

                        Capital Expenditures
Specialties & Intermediates                $  130   $  121    $  321   $  387
Basic Chemicals & Polymers                     85       47       222      144
Total                                      $  215   $  168    $  543   $  531

Net sales of the Specialties & Intermediates segment increased $86 million or
8.2 percent in the current quarter over the same quarter in 1996, and $161 million or 5.0 percent in the current nine month period as compared to the same nine months of 1996. Operating profit for the third quarter of 1997 was $170 million, compared to $202 million for the same quarter of 1996; operating profit was $545 million for the nine months ended September 30, 1997, versus $585 million for the comparable period in 1996. For the three and nine month periods ended September 30, 1997, this segment benefited from a
9.3 percent and 9.2 percent increase in volume, respectively, compared to the same three and nine month periods in 1996. This benefit was offset by a decline in average selling prices for each period, increased transfer cost of raw material and the strengthening U.S. dollar.

Net sales of the Basic Chemicals & Polymers segment increased $67 million, or
12.1 percent in the current quarter over the same quarter of 1996 and $222 million or 13.9 percent in the first nine months of 1997 over the first nine months of 1996. Operating profit showed considerable improvement of $85 million and $143 million, respectively, in the current quarter and nine months ended September 30, 1997, respectively, versus the comparable periods of 1996. The increase in net sales and operating profit for the current quarter from the same quarter of 1996 are due to a 6.4 percent increase in average selling prices, significant decreases in all feedstock costs and stable fixed manufacturing and distribution costs. Customer volumes were only slightly higher in the third quarter of 1997 versus the third quarter of 1996. Increases in net sales and operating profit from the nine months ended September 30, 1996 to the same period in 1997 were the result of an
8.7 percent increase in average selling prices, a 5.7 percent increase in customer volumes, lower cost of ethane and stable fixed manufacturing and distribution costs.

Partnership income in the third quarter of 1997 declined to $28 million from $43 million in the third quarter of 1996. The majority of this decline is due to decreased earnings of the UOP partnership related to normal variances in quarterly sales activity. For the first nine months of 1997 partnership income totaled $100 million, as compared to $106 million for the first nine months in 1996.

Interest expense remained stable for the quarter and nine month period ended September 30, 1997, as compared to the same periods in 1996.

Loss from corporate investments carried at equity increased from a loss of $1 million in the third quarter of 1996 to a loss of $3 million in the same quarter of 1997. Lower earnings quarter-to-quarter are the result of an increase in preliminary operating expenses associated with EQUATE Petrochemical Company ("EQUATE") which are expected to continue until plant start-up in the fourth quarter of 1997. For the first nine months of 1997, loss from corporate investments carried at equity decreased to $2 million from a loss of $8 million in 1996, due to improved Polimeri Europa results which were only partially offset by the preliminary operating expenses being incurred by EQUATE.


Estimates of future expenses related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, are expected to decline somewhat from 1996 levels, as a result of favorable experience associated with remedial activities. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. The corporation's environmental exposures are discussed in more detail in the "Commitments and Contingencies" footnote to the financial statements on pages 8 through 10 of this report on Form 10-Q.

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

Accounting Changes

Statement of Financial Accounting Standards No. 128 ("Statement 128"), "Earnings Per Share", will require presentation of "basic" and "diluted" earnings per share for periods ending after December 15, 1997. Had
Statement 128 been in effect, "basic" and "diluted" earnings per common share would have been $1.34 and $1.18, respectively, in the third quarter of 1997 ($1.22 and $1.08 per common share, respectively, in the third quarter of 1996) and $3.97 and $3.49, respectively, for the nine months ended September 30, 1997 ($3.64 and $3.21 per common share, respectively, for the nine months ended September 30, 1996).


Financial Condition - September 30, 1997

Cash flow from operations for the first nine months of 1997 increased to $739 million from $664 million in the first nine months of 1996, principally due to an increase in net income in the first nine months of 1997 versus the comparable period of 1996, coupled with a reduction in working capital requirements.

Cash flow used for investing totaled $593 million, down from $785 million in the comparable period of 1996. This decline was due to decreases of $213 million in investments, advances and acquisitions. Significant investments and acquisitions in the first nine months of 1996 included the purchases of the polypropylene assets and business of Shell Oil Company and 95 percent of the outstanding shares of Companhia Alcoolquimica Nacional, a Brazilian producer of vinyl acetate monomer.

Major capital projects in progress in 1997 included a new CARBOWAX polyethylene glycol and TERGITOL surfactants facility, an ethanolamine unit and an olefins expansion, all at Taft, La., as well as an upgrade of information technology infrastructure. Major capital projects in 1996 included an ethylene propylene rubber facility at Seadrift, Tex., as well as new cogeneration facilities at Texas City, Tex. and Taft, La., and an upgrade of information technology infrastructure.


The corporation is addressing the Year 2000 issue in several ways. Domestically, the corporation is continuing work on the upgrade of information technology systems, expected to be completed by 1999 to enhance the type of information the corporation will receive and to address technological issues related to the year 2000. Internationally, the corporation continues to implement the upgrade of software, including rewriting certain computer codes to address year 2000 issues. Domestically and internationally, the corporation is reviewing all internal processes and hardware and software issues, and is also discussing with its vendors and customers the possibility of any interface difficulties which may affect the corporation. To date, no significant concerns have been identified. The corporation believes the upgrade of information technology systems will be completed prior to the year 2000, although there can be no assurance of that. Should the corporation be unable to complete the upgrade of information technology systems by the year 2000, the reported financial information may not necessarily be indicative of future operating results and financial condition.

Cash flow used for financing in the first nine months of 1997 was $107 million in comparison to $216 million in the first nine months of 1996. The first nine months of 1997 included common stock repurchases of 5.1 million shares for cash of $235 million under the existing common stock repurchase program. On July 23, 1997, the corporation's board of directors authorized an increase in the number of shares that may be repurchased under the existing common stock repurchase program by 10 million shares to an aggregate of 60 million shares since the inception of the program. The corporation intends to acquire additional shares from time to time at prevailing market rates, at a rate consistent with the combination of corporate cash flow and market conditions.

On January 30, 1997, a newly formed real estate investment trust subsidiary issued $250 million of preferred stock bearing a current dividend yield of 14 percent for 10 years and 1 percent thereafter. On October 21, 1997 the corporation paid $242 million in cash, of which approximately $157 million was obtained through new debt, to redeem the preferred stock shares and pay accrued dividends through the redemption date. The effect of the redemption will increase interest expense by approximately $4 million each quarter it is outstanding. Had the preferred shares of the real estate investment trust been redeemed on September 30, 1997, the corporation's ratio of debt to total capital would have been 43.2 percent (42.7 percent at December 31, 1996).

Cash dividends, including those paid to preferred shareholders of the real estate investment trust subsidiary, totaled $103 million, while net repayments of debt totaled $30 million.

On September 24, 1997, the Board of Directors declared an increased common stock dividend of $.225 per share, payable on December 1, 1997.

On October 2, 1997 the trustee of the Employee Stock Ownership Plan ("ESOP") exercised its right to convert all shares of the corporation's preferred stock held by the ESOP into the corporation's common stock. As a result of the conversion, the corporation's common stock outstanding at that date was increased by 15,406,191 shares.

At September 30, 1997 there were no outstanding borrowings under the existing major bank credit agreement aggregating $1 billion.



                         PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         See Note 4 to the corporation's consolidated financial statements on pages 8 through 10 of this report on Form 10-Q.


Item 2.  Changes in Securities and Use of Proceeds

         (c)  Sales of Unregistered Securities

          During the first nine months of 1997, put options were sold to institutional investors in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933, entitling the holders to sell 2,410,469 shares of Union Carbide Corporation common stock to the corporation, at prices ranging from $44.50 to $50.00 per share. Premiums received for the sales of the options totaled $2,728,522.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The following exhibits are filed as part of this report:

                  11  -  Computation of Earnings Per Share
                  27  -  Financial Data Schedule.

         (b) No reports on Form 8-K were filed for the three months ended September 30, 1997.









                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNION CARBIDE CORPORATION
                                                       (Registrant)




Date:  November 12, 1997                      By: /s/John K. Wulff
                                                 JOHN K. WULFF
                                                 Vice-President, Chief
                                                 Financial Officer and
                                                 Controller


                                EXHIBIT INDEX



Exhibit                                                             Page
  No.                             Exhibit                            No.

  11        Computation of Earnings Per Share                        19

  27        Financial Data Schedule                                  20