Form 10-K
period 1997-12-31
UNION CARBIDE CORP /NEW/
filed 1998-03-20
CIK 100790

Securities and Exchange Commission, Washington, D.C. 20549

       Annual Report on Form 10-K for the year ended December 31, 1997. Filed pursuant to Section 13 of the Securities Exchange Act of 1934.
                         Commission file number 1-1463

                           Union Carbide Corporation
                                   1997 10-K


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 ("the Act") during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

At February 27, 1998, 136,995,590 shares of common stock were outstanding. Non-affiliates held 133,765,732 of those shares, of which the aggregate market value was $6.212 billion.

Documents incorporated by reference:

Annual report to stockholders for the year ended December 31, 1997 (Parts I and II)
Proxy statement for the annual meeting of stockholders to be held on April 22, 1998 (Part III)

Table of Contents


Part I
Item 1:  Business                                                            1
Item 2:  Properties                                                          3
Item 3:  Legal Proceedings                                                   4
Item 4:  Submission of Matters to a Vote of Security Holders                 4

Part II
Item 5:  Market for Registrant's Common Equity and Related Stockholder
           Matters                                                           5
Item 6:  Selected Financial Data                                             5
Item 7:  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             5
Item 7a: Quantitative and Qualitative Disclosures About Market Risk          5
Item 8:  Financial Statements and Supplementary Data                         5
Item 9:  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                              5

Part III
Item 10:  Directors and Executive Officers of the Registrant                 6
Item 11:  Executive Compensation                                             8
Item 12:  Security Ownership of Certain Beneficial Owners and Management     8
Item 13:  Certain Relationships and Related Transactions                     8

Part IV
Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   9
Signatures                                                                  12
Exhibit Index                                                               13


Cautionary statement for the purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995: All statements in this Form 10-K report that do not reflect historical information are forward looking statements. These include statements incorporated herein by reference to the 1997 annual report to stockholders. Important factors that could cause actual results to differ materially from those discussed in such forward looking statements include the supply/demand balance for the corporation's products, customer inventory levels, competitive pricing pressures, feedstock costs, changes in industry production capacities and operating rates, currency exchange rates, global economic conditions, particularly in Southeast Asia, disruption in railroad and other transportation facilities, competitive technology positions, failure to achieve technology objectives and failure to achieve the corporation's cost reduction targets or to complete construction projects on schedule. Some of these factors are discussed further in Part I,
Item 1: Business.


Definition of Terms: See page 44 of the 1997 annual report to stockholders. Terms defined there are used herein.


Printed on Recycled, Recyclable Paper

                                    Part I


Item 1. Business

General-Union Carbide operates in two business segments of the chemicals and plastics industry, Specialties & Intermediates and Basic Chemicals & Polymers. Specialties & Intermediates converts basic and intermediate chemicals into a diverse portfolio of chemicals and polymers serving industrial customers in many markets. This segment also provides technology services, including licensing, to the oil and gas and petrochemicals industries. The Basic Chemicals & Polymers segment converts hydrocarbon feedstocks, principally liquefied petroleum gas and naphtha, into polyethylene, polypropylene, ethylene oxide and ethylene glycol for sale to third-party customers, as well as propylene, ethylene, ethylene oxide and ethylene glycol for consumption by the Specialties & Intermediates segment. The profitability of the Basic Chemicals & Polymers segment of the chemicals and plastics industry is highly cyclical, whereas that of the Specialties & Intermediates segment is less cyclical. Consequently, Union Carbide's results are subject to the swings of the business cycle in both the highly volatile Basic Chemicals & Polymers segment and the less volatile Specialties & Intermediates segment. See page 1, pages 6 through 8, and "Summary and Outlook" on pages 9 through 11 of the 1997 annual report to stockholders for further information about Union Carbide's businesses, and Note Five on pages 28 and 29 of the 1997 annual report to stockholders for financial information about Union Carbide's business segments.

Union Carbide does not produce against a backlog of firm orders; production is geared primarily to the level of incoming orders and to projections of future demand. Inventories of finished products, work in process and raw materials are maintained to meet delivery requirements of customers and Union Carbide's production schedules.

At year-end 1997, 11,813 people were employed in the manufacturing facilities, laboratories and offices of the corporation and its consolidated subsidiaries around the world.

Raw Materials, Products and Markets-See information herein and in the 1997 annual report to stockholders on pages 6 through 8. The products of Union Carbide are principally sold by its own sales force, directly to customers.

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

Essentially all of Union Carbide's research and development activities are company-sponsored. The principal research and development facilities of Union Carbide are indicated in the discussion of Properties (Item 2) of this Form 10-K report. In addition to the facilities specifically indicated there, product development and process technology laboratories are maintained at some plants. Union Carbide expensed $157 million in 1997, $159 million in 1996, and $144 million in 1995 on company-sponsored research activities to develop new products, processes, or services, or to improve existing ones.

Environment-See Costs Relating to Protection of the Environment on pages 12 and 13 of the 1997 annual report to stockholders and Note Seventeen on pages 39 and 40 thereof.

Insurance-Union Carbide's policy is to obtain public liability and other insurance coverage at terms and conditions and a cost that management considers fair and reasonable. Union Carbide's management believes it has a prudent risk management policy in effect, and it periodically reviews its insurance coverage as to scope and amount and makes adjustments as deemed necessary. There is no assurance, however, that Union Carbide will not incur losses beyond the limits, or outside the coverage, of its insurance. Such insurance is subject to substantial corporate retentions.

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

See pages 6 through 8 of the 1997 annual report to stockholders for information about each segment's principal products, competitive position and major competitors.

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

Item 2. Properties

In management's opinion, current facilities, together with planned expansions, will provide adequate production capacity to meet Union Carbide's planned business activities. Capital expenditures are discussed on pages 16 and 17 of the 1997 annual report to stockholders.

Listed below are the principal manufacturing facilities operated by Union Carbide worldwide. Research and engineering facilities are noted. Most of the domestic properties are owned in fee. Union Carbide maintains numerous domestic sales offices and warehouses, substantially all of which are leased premises under relatively short-term leases. All principal international manufacturing properties are owned or held under long-term leases. International administrative offices, technical service laboratories, sales offices and warehouses are owned in some instances and held under relatively short-term leases in other instances. The corporation's headquarters is located in Danbury, Connecticut, and is leased.

Principal domestic manufacturing facilities and the principal products manufactured there are as follows:

Location       City                   Principal Product(s)

Specialties & Intermediates Segment
California     Torrance               Latexes
Georgia        Tucker                 Latexes
Illinois       Alsip                  Latexes
Louisiana      Greensburg             Hydroxyethyl cellulose derivatives
Louisiana      Taft                   Acrolein and derivatives, acrylic
                                      monomers, caprolactone, UV-cured
                                      coatings, cycloaliphatic epoxides,
                                      glycol ethers, ethyleneamines,
                                      ethanolamines, oxo alcohols
New Jersey     Bound Brook            Polyols, polyethylene compounding
New Jersey     Edison                 Lanolin derivatives
New Jersey     Somerset               Latexes
Puerto Rico    Bayamon                Latexes
Texas          Garland                Latexes
Texas          Seadrift               Ethanolamines, glycol ethers,
                                      surfactants, polyethylene
Texas          Texas City             Organic acids and esters, alcohols,
                                      surfactants, vinyl acetate, solution
                                      vinyl resins, heat transfer fluids
Washington     Washougal              Crystals
West Virginia  Institute              Caprolactone derivatives, polyethylene
                                      glycol, hydroxyethyl cellulose,
                                      polyethylene oxide,  surfactants,
                                      ethylidene norbornene, glutaraldehyde,
                                      acetone and derivatives
West Virginia  South Charleston       Alkyl alkanolamines, brake fluids,
                                      miscellaneous specialty products,
                                      polyalkylene glycols, surfactants,
                                      specialty ketones, polyvinyl acetate
                                      resins, heat transfer fluids

Basic Chemicals & Polymers Segment
Louisiana      Norco (Cypress Plant)  Polypropylene
Louisiana      Taft                   Ethylene oxide and glycol, olefins
Louisiana      Taft (Star Plant)      Polyethylene
Texas          Seadrift               Ethylene oxide and glycol, olefins,
                                      polyethylene, polypropylene
Texas          Texas City             Olefins

Research and development for the Specialties & Intermediates segment is carried on at technical centers in Bound Brook, Edison and Somerset, New Jersey; Tarrytown, New York; Cary, North Carolina; Houston and Texas City, Texas; and South Charleston, West Virginia. Research and development for the Basic Chemicals & Polymers segment is carried on at technical centers in Bound Brook and Somerset, New Jersey; Houston, Texas; and South Charleston, West Virginia. Process and design engineering for both segments is conducted at a technical center in South Charleston, West Virginia and in Houston, Texas, in support of domestic and foreign projects.

Principal international manufacturing facilities and the principal products manufactured there are as follows:

Country                     City         Principal Product(s)

Specialties & Intermediates Segment
Belgium                     Vilvoorde    Lanolin derivatives
Belgium                     Zwijndrecht  Hydroxyethyl cellulose
Brazil                      Aratu        Hydroxyethyl cellulose
Brazil                      Cabo         Vinyl acetate
Brazil                      Cubatao      Polyethylene
Ecuador                     Guayaquil    Latex
Indonesia                   Jakarta      Latex
Malaysia                    Seremban     Latex
People's Republic of China  Guangdong    Latex, hydroxyethyl cellulose
                                         derivatives
People's Republic of China  Shanghai     Latex
Philippines                 Batangas     Latex
Sri Lanka                   Colombo      Latex
Thailand                    Nonthaburi   Latex
United Arab Emirates        Dubai        Latex
United Kingdom              Wilton       Glycol ethers, ethanolamines

Basic Chemicals & Polymers Segment
Canada                      Prentiss     Ethylene glycol
United Kingdom              Wilton       Ethylene oxide and glycol

Research and development for the Specialties & Intermediates segment is carried on at international facilities in Zwijndrecht, Belgium; Cubatao, Brazil; Montreal East, Canada; Jurong, Singapore and Meyrin (Geneva), Switzerland.


Item 3. Legal Proceedings

See Note Seventeen of Notes to Financial Statements on pages 39 and 40 of the 1997 annual report to stockholders.


Item 4. Submission of Matters to a Vote of Security Holders

The corporation did not submit any matters to a stockholder vote during the last quarter of 1997.

                                   Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market and dividend information for the corporation's common stock is contained on pages 18 to 20 of the 1997 annual report to stockholders. Information about the stock exchanges where the stock is traded in the United States is listed on page 42 of the 1997 annual report to stockholders. The declaration of dividends is a business decision made from time to time by the Board of Directors based on the corporation's earnings and financial condition and other factors the Board considers relevant.

The number of stockholders of record of the corporation's common stock is contained on page 1 of the 1997 annual report to stockholders.

Sales of Unregistered Securities - During 1997, put options were sold to institutional investors in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933, entitling the holders to sell 2,710,469 shares of Union Carbide Corporation common stock to the corporation, at prices ranging from $44.50 to $50.00 per share. Premiums received for the sales of the options totaled $3,216,022.

Item 6. Selected Financial Data

Information pertaining to consolidated operations is included under the captions "From the Income Statement," and "From the Balance Sheet", and dividend information is included under the caption "Other Data" in the Selected Financial Data on pages 18 and 19 of the 1997 annual report to stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

See the information covered in the 1997 annual report to stockholders on pages 9 through 17.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

See the information covered in the 1997 annual report to stockholders on page
11.

Item 8. Financial Statements and Supplementary Data

The consolidated balance sheet of Union Carbide Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, together with the report thereon of KPMG Peat Marwick LLP dated January 16, 1998, are contained on pages 21 through 41 of the 1997 annual report to stockholders.

Quarterly income statement data is contained on page 20 of the 1997 annual report to stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Union Carbide has not had any disagreements covered by this item with KPMG Peat Marwick LLP, its independent auditors.

                                   Part III

Item 10. Directors and Executive Officers of the Registrant

For background information on the Directors of Union Carbide Corporation whose terms are expected to continue after the annual meeting of stockholders and persons nominated to become Directors, see pages 7 through 10 of the proxy statement for the annual meeting of stockholders to be held on April 22, 1998.

The principal executive officers of the corporation are as follows. Data is as of March 19, 1998.


Name                  Age Position                                        Year
                                                                         First
                                                                       Elected
William H. Joyce      62  Chairman of the Board, President and Chief
                            Executive Officer                             1993
Joseph S. Byck        56  Vice-President                                  1991
James F. Flynn        55  Vice-President                                  1993
Joseph E. Geoghan     60  Vice-President, General Counsel and Secretary   1987
Malcolm A. Kessinger  54  Vice-President                                  1991
Lee P. McMaster       55  Vice-President                                  1993
Joseph C. Soviero     59  Vice-President                                  1993
Roger B. Staub        63  Vice-President                                  1993
John K. Wulff         49  Vice-President, Chief Financial Officer and
                            Controller                                    1988

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

James F. Flynn        Vice-President                           1993 to present

Joseph E. Geoghan     Vice-President, General Counsel and
                        Secretary                              1990 to present

Malcolm A. Kessinger  Vice-President                           1991 to present
                      Vice-President, Human Resources,
                        Union Carbide Chemicals and
                        Plastics Company Inc.                  1990 to 1994

Lee P. McMaster       Vice-President                           1993 to present

Joseph C. Soviero     Vice-President                           1993 to present

Roger B. Staub        Vice-President                           1993 to present

John K. Wulff         Vice-President, Chief Financial Officer
                        and Controller                         1996 to present
                      Vice-President, Controller and Principal
                        Accounting Officer                     1989 to 1996

See "Section 16(a) Beneficial Ownership Reporting Compliance" on page 23 of the proxy statement for the annual meeting of stockholders to be held on April 22, 1998.

Item 11. Executive Compensation

See pages 18 through 21 of the proxy statement for the annual meeting of stockholders to be held on April 22, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

See pages 22 and 23 of the proxy statement for the annual meeting of stockholders to be held on April 22, 1998.

Item 13. Certain Relationships and Related Transactions

See pages 10 and 13 of the proxy statement for the annual meeting of stockholders to be held on April 22, 1998.

                                   Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

UNION CARBIDE CORPORATION

(a)  The following documents are filed as part of this report:

     1. The consolidated financial statements set forth on pages 21 through 40 and the Independent Auditors' Report set forth on page 41 of the 1997 annual report to stockholders are incorporated by reference in this Annual Report on Form 10-K.

     2. The Report on Schedule of KPMG Peat Marwick LLP appears on page 10 of this Annual Report on Form 10-K.

     3. The following schedule should be read in conjunction with the consolidated financial statements incorporated by reference in Item 8 of this Annual Report on Form 10-K. Schedules other than those listed have been omitted because they are not applicable.

                                                                Page in this
                                                              Form 10-K Report

         Valuation and Qualifying Accounts (Schedule II),
         three years ended December 31, 1997                         11


(b) No reports on Form 8-K were filed for the three months ended December 31, 1997.

(c) Exhibits-See Exhibit Index on pages 13 through 16 for exhibits filed with this Annual Report on Form 10-K.

                        Report of Independent Auditors

The Board of Directors
Union Carbide Corporation

Under date of January 16, 1998, we reported on the consolidated balance sheets of Union Carbide Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as contained on pages 21 through 40 in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)3. This financial statement schedule is the responsibility of the corporation's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                         KPMG Peat Marwick LLP

Stamford, Conn.
January 16, 1998

                 Schedule II-Valuation and Qualifying Accounts

Union Carbide Corporation and Consolidated Subsidiaries

                                                        Deductions
                                                  Items determined
                                              to be uncollectible,
                                    Additions        less recovery
                       Balance at  Charged to           of amounts  Balance at
                        beginning   costs and           previously      end of
                        of period    expenses          written off      period
                             Millions of dollars, year ended December 31, 1997
Allowance for
  doubtful accounts           $10          $3                   $2         $11
                             Millions of dollars, year ended December 31, 1996
Allowance for
  doubtful accounts           $11          $1                   $2         $10
                             Millions of dollars, year ended December 31, 1995
Allowance for
  doubtful accounts           $11          $5                   $5         $11

                                    Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Union Carbide Corporation


March 19, 1998
                                            /s/ John K. Wulff
                                        by: John K. Wulff
                                            Vice-President, Chief Financial
                                            Officer and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the corporation and in the capacities indicated on March 19, 1998.


/s/ William H. Joyce              /s/ John J. Creedon   /s/ Robert D. Kennedy
William H. Joyce                  John J. Creedon       Robert D. Kennedy
Director, Chairman of the Board,  Director              Director
President and Chief Executive
Officer

/s/ Joseph E. Geoghan             /s/ C. Fred Fetterolf /s/ Ronald L. Kuehn, Jr
Joseph E. Geoghan                 C. Fred Fetterolf     Ronald L. Kuehn, Jr.
Director, Vice-President,         Director              Director
General Counsel and Secretary


/s/ John K. Wulff                 /s/ Rainer E. Gut     /s/ Rozanne L. Ridgeway
John K. Wulff                     Rainer E. Gut         Rozanne L. Ridgway
Vice-President, Chief Financial   Director              Director
Officer and Controller


/s/ Vernon E. Jordan, Jr.         /s/ James M. Ringler  /s/ William S. Sneath
Vernon E. Jordan, Jr.             James M. Ringler      William S. Sneath
Director                          Director              Director

                                Exhibit Index


Exhibit No.

 3.1    Restated Certificate of Incorporation as filed May 2, 1994 (See
        Exhibit 3.1 of the Corporation's 1994 Form 10-K).

 3.2    By-Laws of the Corporation, amended as of December 3, 1996 (See
        Exhibit 3.2.1 of the Corporation's 1996 Form 10-K).

 4.1 Indenture dated as of June 1, 1995, between the Corporation and the Chase Manhattan Bank (formerly Chemical Bank), Trustee (See Exhibit
        4.1.2 to the Corporation's Form S-3 effective October 13, 1995, Reg. No. 33-60705).

 4.2 The Corporation will furnish to the Commission upon request any other debt instrument referred to in item 601(b)(4)(iii) (A) of Regulation S-K.

 4.3.1 Rights Agreement, dated as of July 26, 1989, as amended and restated as of May 27, 1992, between the Corporation and Chase Mellon Shareholder Services Inc. (successor to Manufacturers Hanover Trust Company), as Rights Agent (See Exhibit 4(a) to the Corporation's Form 8 filed with the Commission on June 1, 1992, file number:
        1-10297).

 4.3.2 Amendment to Rights Agreement, dated as of December 3, 1996, between the Corporation and Chase Mellon Shareholder Services Inc. as Successor Rights Agent (See Exhibit 99.1 of the Corporation's Form 8-K dated December 3, 1996).

10.1 Indemnity Agreement dated as of December 8, 1997, between the Corporation and James F. Flynn. The Indemnity Agreement filed with the Commission is substantially identical in all material respects, except as to the parties thereto and dates thereof, with Indemnity Agreements between the Corporation and each other person who is a director or officer of the Corporation.

10.2.1 1988 Union Carbide Long-Term Incentive Plan (See Exhibit 10.14.1 of the Corporation's 1993 Form 10-K).

10.2.2 Amendment to the 1988 Union Carbide Long-Term Incentive Plan effective June 1, 1989 (See Exhibit 10.14.2 of the Corporation's 1994 Form 10-K).

10.2.3 Amendment to the 1988 Union Carbide Long-Term Incentive Plan effective August 1, 1989 (See Exhibit 10.14.3 of the Corporation's 1994 Form 10-K).

10.2.4 Resolutions adopted by the Board of Directors of the Corporation on February 26, 1992, with respect to stock options granted under the 1984 Union Carbide Stock Option Plan and the 1988 Union Carbide Long-Term Incentive Plan.

10.2.5 Resolutions adopted by the Compensation and Management Development Committee of the Board of Directors of the Corporation on June 30, 1992, with respect to stock options granted under the 1984 Union Carbide Stock Option Plan and the 1988 Union Carbide Long-Term Incentive Plan.

10.2.6 Amendment to the 1988 Union Carbide Long-Term Incentive Plan effective October 1, 1997.

10.3.1 1983 Union Carbide Bonus Deferral Program (See Exhibit 10.4.1 of the Corporation's 1996 Form 10-K).

Exhibit No.

10.3.2 Amendment to the 1983 Union Carbide Bonus Deferral Program effective January 1, 1992.

10.4.1 1984 Union Carbide Cash Bonus Deferral Program (See Exhibit 10.5.1 of the Corporation's 1996 Form 10-K).

10.4.2 Amendment to the 1984 Union Carbide Cash Bonus Deferral Program effective January 1, 1986 (See Exhibit 10.5.2 of the Corporation's 1996 Form 10-K).

10.4.3 Amendment to the 1984 Union Carbide Cash Bonus Deferral Program effective January 1, 1992.

10.5.1 Equalization Benefit Plan for Participants of the Retirement Program Plan for Employees of Union Carbide Corporation and its Participating Subsidiary Companies (See Exhibit 10.6.1 of the Corporation's 1996 Form 10-K).

10.5.2 Amendment to the Equalization Benefit Plan effective January 1, 1994 (See Exhibit 10.18.2 of the Corporation's 1994 Form 10-K).

10.6.1 Supplemental Retirement Income Plan (See Exhibit 10.7.1 of the Corporation's 1996 Form 10-K).

10.6.2 Amendment to the Supplemental Retirement Income Plan effective January 1, 1994 (See Exhibit 10.19.3 of the Corporation's 1994 Form 10-K).

10.6.3 Amendment to the Supplemental Retirement Income Plan effective January 1, 1995 (See Exhibit 10.18.3 of the Corporation's 1995 Form 10-K).

10.7 Union Carbide Non-Employee Directors' Compensation Deferral Plan effective February 1, 1997.

10.8 Severance Compensation Agreement, dated February 10, 1998, between the Corporation and Ron J. Cottle. The Severance Compensation Agreement filed with the Commission is substantially identical in all material aspects, except as to the parties thereto and dates thereof, with Agreements between the Corporation and other officers and employees of the Corporation.

10.9 Resolution adopted by the Board of Directors of the Corporation on November 30, 1988, with respect to an executive life insurance program for officers and certain other employees (See Exhibit 10.22 of the Corporation's 1993 Form 10-K).

10.10   1997 Union Carbide Variable Compensation Plan effective July 1, 1997.

10.11.1 Union Carbide Corporation Benefits Protection Trust, amended and restated effective August 29, 1997.

10.11.2 Amendment to the Union Carbide Corporation Benefits Protection Trust effective November 1, 1997.

10.12 Resolutions adopted by the Board of Directors of the Corporation on February 24, 1988, with respect to the purchase of annuities to cover liabilities of the Corporation under the Equalization Benefit Plan for Participants of the Retirement Program Plan for Employees of Union Carbide Corporation and its Participating Subsidiary Companies and the Supplemental Retirement Income Plan (See Exhibit 10.25 of the Corporation's 1994 Form 10-K).

10.13 Resolutions adopted by the Board of Directors of the Corporation on June 28, 1989, with respect to the purchase of annuities to cover liabilities of the Corporation under the Supplemental Retirement Income Plan (See Exhibit 10.26 of the Corporation's 1994 Form 10-K).

10.14.1 Union Carbide Corporation Non-Employee Directors' Retirement Plan (See
        Exhibit 10.27 of the Corporation's 1994 Form 10-K).

10.14.2 Amendment to the Union Carbide Corporation Non-Employee Directors' Retirement Plan effective May 1, 1997.

Exhibit No.

10.15.1 1994 Union Carbide Long-Term Incentive Plan (See Exhibit 10.28 of the Corporation's 1994 Form 10-K).

10.15.2 Amendment to the 1994 Union Carbide Long-Term Incentive Plan effective October 1, 1997.

10.16.1 Union Carbide Compensation Deferral Program effective January 1, 1995 (See Exhibit 10.28 of the Corporation's 1995 Form 10-K).

10.16.2 Amendment to Union Carbide Compensation Deferral Program effective January 1, 1995 (See Exhibit 10.17.2 of the Corporation's 1996 Form 10-K).

10.16.3 Amendment to Union Carbide Compensation Deferral Program effective December 31, 1996 (See Exhibit 10.17.3 of the Corporation's 1996 Form 10-K).

10.17   Excess Long-Term Disability Plan effective January 1, 1994 (See
        Exhibit 10.30 of the Corporation's 1994 Form 10-K).

10.18 1995 Union Carbide Performance Incentive Plan (See Appendix A of the Corporation's proxy statement for the annual meeting of stockholders held on April 26, 1995).

10.19.1 1997 Union Carbide Long-Term Incentive Plan (See Appendix A of the Corporation's proxy statement filed with the Commission March 12, 1997, file number: 001-01463).

10.19.2 Amendment to the 1997 Union Carbide Long-Term Incentive Plan effective April 23, 1997.

10.20 1997 Stock Option Plan for Non-Employee Directors of Union Carbide Corporation (See Appendix B of the Corporation's proxy statement filed with the Commission March 12, 1997, file number: 001-01463).

10.21   1997 Union Carbide Corporation EPS Incentive Plan.

10.22 The Mid-Career Hire Plan for Employees of Union Carbide Corporation and Its Participating Subsidiary Companies, effective December 3, 1996.

10.23.1 Completion Guarantee dated September 15, 1996 by the Corporation and its partner, Petrochemical Industries Company K.S.C., for the benefit of certain banks with respect to construction of a petrochemicals complex in Kuwait (See Exhibit 10.1 of the Corporation's Form 10-Q for the quarter ended September 30, 1996).

10.23.2 Definitions Agreement dated September 15, 1996 among the Corporation and various parties relating to Exhibit 10.23.1 (See Exhibit 10.2 of the Corporation's Form 10-Q for the quarter ended September 30, 1996).

11      Computation of Earnings per Share for the Five Years Ended December
        31, 1997.

13 The Corporation's 1997 annual report to stockholders (such report, except for those portions which are expressly referred to in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of the Form 10-K).

21      Subsidiaries of the Corporation.

23      Consent of KPMG Peat Marwick LLP.

27.1    Financial Data Schedule for the year ended December 31, 1997.

27.2 Restated Financial Data Schedule for the years ended December 31, 1996 and 1995.

27.3 Restated Financial Data Schedule for the nine months ended September 30, 1997, the six months ended June 30, 1997 and the three months ended March 31, 1997.

27.4 Restated Financial Data Schedule for the nine months ended September 30, 1996, the six months ended June 30, 1996 and the three months ended March 31, 1996.

Wherever an exhibit listed above refers to another exhibit or document (e.g., "See Exhibit 6 of . . ."), that exhibit or document is incorporated herein by such reference.

A copy of any exhibit listed above may be obtained on written request to the Secretary's Department, Union Carbide Corporation, Section E-4, 39 Old Ridgebury Road, Danbury, CT 06817-0001. The charge for furnishing any exhibit is 25 cents per page plus mailing costs.