Form 10-Q
period 1998-03-31
UNION CARBIDE CORP /NEW/
filed 1998-05-14
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C  20549
                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998

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

           Class                                Outstanding at April 30, 1998
Common Stock, $1 par value                            136,191,099 shares


              Total number of sequentially numbered pages in this filing, including exhibits thereto:  20

                                     INDEX




PART I. FINANCIAL INFORMATION

                                                                         PAGE
  Financial Statements

    Condensed Consolidated Statement of Income -
      Union Carbide Corporation and Subsidiaries -
      Quarter Ended March 31, 1998 and 1997........................       3

    Condensed Consolidated Balance Sheet - Union Carbide
      Corporation and Subsidiaries - March 31, 1998 and
      December 31, 1997............................................       4

    Condensed Consolidated Statement of Cash Flows -
      Union Carbide Corporation and Subsidiaries -
      Quarter Ended March 31, 1998 and 1997.........................      5

  Notes to Condensed Consolidated Financial Statements -
      Union Carbide Corporation and Subsidiaries...................      6-10

  Management's Discussion and Analysis of Financial Condition
    and Results of Operations......................................     11-15


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.......................................      16

  Item 4.  Submission of Matters to a Vote of Security Holders.....      16

  Item 6.  Exhibits and Reports on Form 8-K........................      17

  Signature........................................................      18

  Exhibit Index....................................................      19



All statements in this quarterly report on Form 10-Q that do not reflect historical information are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to risks and uncertainties. Important factors that could cause actual results to differ materially from those discussed in such forward looking statements include the supply/demand balance for the corporation's products; customer inventory levels; competitive pricing pressures; feedstock costs; changes in industry production capacities and operating rates; currency exchange rates; interest rates; global economic conditions, particularly in Asia; disruption in railroad and other transportation facilities; competitive technology positions; failure by the corporation to achieve technology objectives; and failure by the corporation to achieve cost reduction targets or complete projects on schedule.

                        PART I. FINANCIAL INFORMATION

                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                         Millions of dollars
                                                     (Except per share
figures)
                                                       Quarter ended March
31,
                                                           1998        1997
NET SALES                                                $ 1,561     $ 1,638

  Cost of sales, exclusive of depreciation and
    amortization                                           1,161       1,231
  Research and development                                    37          40
  Selling, administration and other expenses(a)               84          80
  Depreciation and amortization                               95          82
  Partnership income                                          37          35
  Other income - net                                          11           7

INCOME BEFORE INTEREST EXPENSE AND PROVISION FOR
  INCOME TAXES                                               232         247
  Interest expense                                            27          19

INCOME BEFORE PROVISION FOR INCOME TAXES                     205         228
  Provision for income taxes                                  59          66

INCOME OF CONSOLIDATED COMPANIES                             146         162
  Minority interest                                            1           3
  Loss from corporate investments carried at equity            3           2

NET INCOME                                                   142         157
  Preferred stock dividend, net of income taxes                -           2

NET INCOME - COMMON STOCKHOLDERS                         $   142     $   155

Earnings per common share
  Basic                                                  $  1.03     $  1.17
  Diluted                                                $  1.01     $  1.03
Cash dividends declared per common share                 $  0.2250   $  0.1875



(a) Selling, administration and other expenses include:
      Selling                                            $    26     $    31
      Administration                                          29          29
      Other expenses                                          29          20
                                                         $    84     $    80

The Notes to Condensed Consolidated Financial Statements on Pages
6 through 10 should be read in conjunction with this statement.


                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                     Millions of dollars
                                                     March 31,  Dec. 31,
                                                       1998       1997
ASSETS
  Cash and cash equivalents                           $   37     $   20
  Notes and accounts receivable                        1,057        993
  Inventories                                            609        604
  Other current assets                                   255        249
  Total current assets                                 1,958      1,866

  Property, plant and equipment                        7,837      7,707
  Less: Accumulated depreciation                       3,998      3,927
  Net fixed assets                                     3,839      3,780

  Companies carried at equity                            715        690
  Other investments and advances                          72         73
  Total investments and advances                         787        763

  Other assets                                           493        555

  Total assets                                        $7,077     $6,964


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                    $  271     $  273
  Short-term debt and current portion of
    long-term debt                                       516        429
  Accrued income and other taxes                          42         75
  Other accrued liabilities                              658        727
  Total current liabilities                            1,487      1,504

  Long-term debt                                       1,456      1,458
  Postretirement benefit obligation                      461        464
  Other long-term obligations                            707        738
  Deferred credits                                       465        419
  Minority stockholders' equity in consolidated
    subsidiaries                                          34         33
  Stockholders' equity:
    Common stock - authorized - 500,000,000 shares
                 - issued     - 154,609,669 shares       155        155
    Additional paid-in capital                            61         47
    Other equity adjustments                              (2)        (3)
    Retained earnings                                  3,186      3,074
    Accumulated other comprehensive loss                 (87)      (101)
    Unearned employee compensation - ESOP                (72)       (80)
    Less: Treasury stock, at cost-18,183,360 shares
                (17,666,164 shares in 1997)              774        744
  Total stockholders' equity                           2,467      2,348
  Total liabilities and stockholders' equity          $7,077     $6,964

The Notes to Condensed Consolidated Financial Statements on Pages 6 through 10 should be read in conjunction with this statement.


                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    Millions of dollars
                                                  Quarter ended March 31,
                                                     1998         1997
                                                  Increase (decrease) in
                                                cash and cash equivalents
OPERATIONS
  Net income                                        $ 142        $ 157
  Noncash charges (credits) to net income
    Depreciation and amortization                      95           82
    Deferred income taxes                              40           17
    Other noncash charges                              14           (2)
  Increase in working capital(a)                     (151)         (81)
  Long-term assets and liabilities                     (4)           3
Cash Flow From Operations                             136          176
INVESTING
  Capital expenditures                               (146)        (138)
  Investments, advances and acquisitions
    (excluding cash acquired)                          (5)         (45)
  Sale of fixed and other assets                        3            -
Cash Flow Used for Investing                         (148)        (183)
FINANCING
  Change in short-term debt (3 months or less)         80          (35)
  Proceeds from short-term debt                         7            -
  Proceeds from long-term debt                          -           14
  Repayment of long-term debt                          (1)          (7)
  Issuance of common stock                             13           18
  Purchase of common stock                            (49)         (73)
  Proceeds from subsidiary preferred stock              -          246
  Payment of dividends                                (30)         (27)
  Other                                                 9          (10)
Cash Flow From Financing                               29          126
  Effect of exchange rate changes on cash and
  cash equivalents                                      -           (1)
  Change in cash and cash equivalents                  17          118
  Cash and cash equivalents beginning-of-period        20           57
Cash and cash equivalents end-of-period             $  37        $ 175

Cash paid for interest and income taxes
  Interest (net of amount capitalized)              $  18        $  10
  Income taxes                                      $   8        $   7


(a) Net change in certain components of working capital (excluding non-cash expenditures):

(Increase) decrease in current assets
  Notes and accounts receivable                     $ (61)       $ (35)
  Inventories                                          (5)         (12)
  Other current assets                                  2            3
Decrease in payables and accruals                     (87)         (37)
Increase in working capital                         $(151)       $ (81)


The Notes to Condensed Consolidated Financial Statements on Pages 6 through 10 should be read in conjunction with this statement.


                    UNION CARBIDE CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments consist of only normal recurring adjustments. The accompanying statements should be read in conjunction with the Notes to Financial Statements of Union Carbide Corporation and Subsidiaries ("the corporation" or "UCC") in the 1997 annual report to stockholders.

Unrealized gains and losses resulting from translating foreign subsidiaries' assets and liabilities into U.S. dollars generally are recognized as part of "Comprehensive income", as described in Note 2, and are included in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheet until such time as the subsidiary is sold or substantially or completely liquidated. Translation gains and losses relating to operations located in Latin American countries, where hyperinflation exists, and to international operations using the U.S. dollar as their functional currency are included in the Condensed Consolidated Statement of Income. Effective January 1, 1998, Brazil is no longer considered a hyperinflationary economy.

Marketable securities have been reclassified from "Cash and cash equivalents" to "Other current assets" to conform to the current period's presentation.


2.  Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("Statement") No. 130, "Reporting Comprehensive Income." This Statement, which the corporation adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The financial statements for earlier periods have been reclassified to reflect application of the provisions of Statement No. 130.

(In millions of dollars)                           Quarter Ended March 31,
                                                         1998         1997
Net income                                              $ 142        $ 157
Other comprehensive income/(loss):
  Unrealized gains and losses on available-for-sale
    securities, net of reclassification adjustment,
    net of tax                                              6           (2)
  Foreign currency translation adjustments                  8          (17)

Total comprehensive income                              $ 156        $ 138

3.  Earnings Per Share

(In millions of dollars
   except per share amounts)                       Quarter Ended March 31,
                                                         1998         1997
Basic -
  Net income                                            $ 142        $ 157
      Less: Dividends on ESOP shares, pre-tax               -            3
            Appreciation on ESOP shares redeemed
              for cash                                      -            6
  Net income - common stockholders,
    for basic calculation                               $ 142        $ 148

  Weighted average number of shares
    outstanding for basic calculation             136,875,966  126,406,832

  Earnings per share                                    $1.03        $1.17

Diluted -
  Net income - common stockholders,
    for basic calculation                               $ 142        $ 148
      Add: Dividends on ESOP shares, pre-tax                -            3
  Net income - common stockholders,
    for diluted calculation                             $ 142        $ 151

  Weighted average number of shares
    outstanding for basic calculation             136,875,966  126,406,832
      Add: Effect of stock options                  3,534,250    4,227,498
           Shares issuable upon conversion of
             UCC's convertible ESOP shares                  -   15,853,095
                                                  140,410,216  146,487,425

  Earnings per share                                    $1.01        $1.03


4.  Inventories
                                                      Millions of dollars
                                                      Mar. 31,     Dec. 31,
                                                       1998          1997
Raw materials and supplies                            $   165      $   135
Work in process                                            55           62
Finished goods                                            389          407
                                                      $   609      $   604


5.  Common Stock

Since inception of its 60 million common share repurchase program through March 31, 1998, the corporation has repurchased 50.4 million shares
(1.1 million during the first quarter of 1998) at an average effective price of $34.94 per share. The corporation intends to acquire additional shares from time to time at prevailing market prices, at a rate consistent with the combination of corporate cash flow and market conditions.

In conjunction with the corporation's common stock buyback program, put options were sold in a series of private placements entitling the holders to sell 12.9 million shares of common stock to UCC, at specified prices upon exercise of the options. Since inception of this program, through March 31, 1998, options representing 9.8 million common shares have expired unexercised, while options representing 3.1 million shares were exercised for $129 million, or an average price of $40.94 per share. There were no outstanding options at March 31, 1998.

Premiums received since the inception of the program recorded as additional paid-in capital have reduced the average price of repurchased shares from $35.21 per share to $34.94 per share.


6.  Commitments and Contingencies

The corporation has entered into 3 major agreements for the purchase of ethylene-related products and 2 other purchase agreements in the U.S. and Canada. The net present value of the fixed and determinable portion of these obligations at March 31, 1998 totaled $282 million.

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

At March 31, 1998, the corporation had established environmental remediation accruals in the amount of $247 million. These accruals have two components, estimated future expenditures for site investigation and cleanup and estimated future expenditures for closure and postclosure activities. In addition, the corporation had environmental loss contingencies of $151 million.

The corporation has sole responsibility for the remediation of approximately 40 percent of its environmental sites. These sites are well advanced in the investigation and cleanup stage. The corporation's environmental accruals at March 31, 1998 included $190 million for these sites, of which $75 million was for estimated future expenditures for site investigation and cleanup and $115 million was for estimated future expenditures for closure and postclosure activities. In addition, $85 million of the corporation's environmental loss contingencies related to these sites. The two sites with the largest total potential cost to the corporation are nonoperating sites. Of the above accruals, these sites accounted for $36 million, of which $17 million was for estimated future expenditures for site investigation and cleanup and $19 million was for estimated future expenditures for closure and postclosure activities. In addition, $51 million of the above environmental loss contingencies related to these sites.

The corporation does not have sole responsibility at the remainder of its environmental sites. All of these sites are in the investigation and cleanup stage. The corporation's environmental accruals at March 31, 1998 included $57 million for estimated future expenditures for site investigation and cleanup at these sites. In addition, $66 million of the corporation's environmental loss contingencies related to these sites. The largest of these sites is also a nonoperating site. Of the above accruals, this site accounted for $10 million for estimated future expenditures for site investigation and cleanup. In addition, $9 million of the above environmental loss contingencies related to this site.

In 1997, worldwide expenses of continuing operations related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, totaled $100 million. Expenses in 1996 and 1995 were $110 million and $138 million, respectively. While estimates of the costs of environmental protection for 1998 are necessarily imprecise, the corporation estimates that the level of these expenses will be similar to that experienced in 1997.

The corporation has severally guaranteed 45 percent (approximately
$606 million at March 31, 1998) of EQUATE Petrochemical Company's debt and working capital financing needs until certain completion and financial tests are achieved. If these tests are met, a $54 million several guarantee will provide ongoing support thereafter. The corporation also severally guaranteed certain sales volume targets until EQUATE's sales capabilities are proved. In addition, the corporation has pledged its shares in EQUATE as security for EQUATE's debt. The corporation has political risk insurance coverage for its equity investment and, through September 30, 1998, substantially all of its guarantee of EQUATE's debt.

The corporation had additional contingent obligations at March 31, 1998 of $57 million, of which $27 million related to guarantees of debt.

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

In 1995, the District Court approved a settlement program proposed by certain defendants, including the corporation. In August 1997, the court ruled that all claims based solely on the supply of generic bulk silicone materials should be dismissed against the corporation. That decision is final with respect to cases in Federal courts, but does not affect the corporation's participation in the settlement program. The corporation believes that after probable insurance recovery neither the settlement nor litigation outside the settlement will have a material adverse effect on the consolidated financial position of the corporation.

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

The corporation has recorded nonenvironmental litigation accruals of $135 million, and related insurance recovery receivables of $107 million. At March 31, 1998, the corporation had nonenvironmental litigation loss contingencies of $62 million.

While it is impossible at this time to determine with certainty the ultimate outcome of any of the legal proceedings and claims referred to in this note, management believes that adequate provisions have been made for probable losses with respect thereto and that such ultimate outcome, after provisions therefor, will not have a material adverse effect on the consolidated financial position of the corporation, but could have a material effect on consolidated results of operations in a given quarter or year. Should any losses be sustained in connection with any of such legal proceedings and claims, in excess of provisions therefor, they will be charged to income in the future.


7.  Other Accounting Changes

Effective January 1, 1998 the corporation adopted Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information," and Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." These Statements address presentation and disclosure matters and will have no impact on the corporation's financial position or results of operations. As required by Statement 131 and Statement 132, compliance with the respective reporting disclosures will be reflected in the corporation's 1998 Annual Report on Form 10-K.

In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The corporation is currently evaluating the effect this SOP will have on its financial position and results of operations in the year of adoption.

Also in April 1998, the AICPA issued SOP 98-5 "Reporting on the Costs of Start-up Activities." This SOP requires the expensing of certain costs such as pre-operating expenses and organizational costs associated with the corporation's start-up activities, and is effective for years beginning after December 15, 1998. The effect of adoption is required to be accounted for as a cumulative change in accounting principle. The corporation is currently evaluating the effect this SOP will have on its financial position and results of operations in the year of adoption.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Overview

The corporation reported first quarter 1998 net income available to common stockholders of $142 million, or $1.01 per diluted share ($1.03 per basic share). For the corresponding quarter in 1997 the corporation reported net income available to common stockholders of $155 million, or $1.03 per diluted share ($1.17 per basic share).

Operating profit of the Specialties & Intermediates segment increased $18 million or 9.8 percent, compared to the first quarter of 1997, largely the result of lower raw material and energy costs, increased volumes, improved partnership income and strong licensing and catalyst revenues. Specialties and Intermediates average selling prices declined 2.4 percent while volume improved in most product lines, notwithstanding declining Asian demand. Operating profit of the Basic Chemicals & Polymers segment declined $26 million, as compared to the same quarter in 1997, due to decreases of
7.9 percent in average customer selling prices and 7.4 percent in customer volume, the effects of which were partially offset by a decline in feedstock costs. This segment experienced declining polyethylene and polypropylene selling prices, a decline in demand from Asian markets and constrained shipments due to U.S. Gulf Coast rail problems.

Given the uncertainties associated with the economic crisis in Asia and railroad distribution problems in the U.S. Gulf Coast region, discussion regarding near term operating performance is particularly difficult. In the second quarter of 1998, we anticipate that Specialties & Intermediates operating profit should continue to benefit from reduced raw material and energy costs, improved volumes and tight cost controls. However, it is likely that licensing and partnership results will decrease from the strong results recorded in the first quarter of this year. Basic Chemicals & Polymers average selling prices are expected to continue to decline throughout the second quarter of 1998. The effect of these declines on the operating profit of the Basic Chemicals & Polymers segment should be mitigated somewhat by improved shipments, assuming improvement in U.S.
Gulf Coast rail distribution, as well as by modest feedstock cost reductions.

Results of Operations

Sales decreased 4.7 percent, or $77 million, in the first quarter, compared to the same period of 1997, as the result of a 2.2 percent decrease in volume coupled with a 2.6 percent decline in average selling prices. Volume improvement in the Specialties & Intermediates segment was more than offset by decreases in Basic Chemicals and Polymers segment shipments due to railroad service distribution problems in the U.S. Gulf Coast region and declining Asian demand. Average selling prices declined in both segments, with the most significant deterioration in polyethylene and polypropylene resins.

The corporation's variable margin (revenues less variable manufacturing and distribution costs) for the first quarter of 1998 was 45.0 percent, increasing 2.8 percentage points from 42.2 percent in the first quarter of 1997, principally due to lower cost of raw materials in both segments. The current quarter's gross margin (variable margin less fixed manufacturing and distribution costs) as a percentage of sales increased from 24.8 percent in the first quarter of 1997 to 25.6 percent in the current quarter.

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

Information about the corporation's operations in its business segments for the first quarter of 1998 and 1997 follows. Sales of the Basic Chemicals & Polymers segment include intersegment sales, principally ethylene oxide, which are made at the estimated market value of the products transferred. Operating profit represents income before interest expense and provision for income taxes.

                                             Millions of dollars
                                           Quarter ended March 31,
                                              1998          1997
                               Sales

Specialties & Intermediates                  $1,120        $1,122
Basic Chemicals & Polymers                      518           597
Intersegment Eliminations                       (77)          (81)
Total                                        $1,561        $1,638


                          Operating Profit

Specialties & Intermediates                  $  202        $  184
Basic Chemicals & Polymers                       36            62
Other                                            (6)            1
Total                                        $  232        $  247


                   Depreciation and Amortization

Specialties & Intermediates                  $   60        $   51
Basic Chemicals & Polymers                       35            31
Total                                        $   95        $   82


                        Capital Expenditures

Specialties & Intermediates                  $   90        $   88
Basic Chemicals & Polymers                       56            50
Total                                        $  146        $  138


Net sales of the Specialties & Intermediates segment remained relatively flat for the first quarter of 1998 as compared to the first quarter of 1997. A
2.4 percent improvement in volume was offset by a 2.4 percent decline in average selling prices. This segment's operating profit increased $18 million or 9.8 percent, compared to the first quarter of 1997. While volume increases were experienced in most product lines, volume in solvents, intermediates & monomers and latex products was adversely affected by declines in Asian demand. Operating profit benefited from lower energy and raw material costs, increased volumes, improved partnership income and strong licensing and catalyst revenue.

Net sales of the Basic Chemicals & Polymers segment for the first three months of 1998 declined $79 million or 13.2 percent over the same period in 1997, while segment operating profit declined $26 million. A decline of 7.9 percent in average selling prices was the result of price decreases for polyethylene and polypropylene, partially offset by modestly higher selling prices for ethylene glycol. Additionally, operations of the Basic Chemicals & Polymers segment reflected a customer volume decrease of 7.4 percent related to railroad shipping constraints in the U.S. Gulf Coast region and a decrease in Asian demand for ethylene glycol. Feedstock cost decreases in the first quarter of 1998, compared with the same quarter of 1997, mitigated the effects of reduced selling prices and shipments.

Selling, administration and other expenses were $84 million in the first quarter of 1998, versus $80 million in the first quarter of 1997.

Depreciation and amortization increased $13 million to $95 million in the first quarter of 1998 compared to the same period in 1997. The increase is principally the result of depreciation associated with completed capital projects.

Partnership income increased $2 million, or 5.7 percent, in the first quarter of 1998 versus the comparable quarter in 1997, principally as the result of increased earnings of UOP due to normal variations in quarterly sales activity, offset by certain costs, principally research and development, assumed by Univation.

Interest expense increased $8 million in the first quarter of 1998, reflecting the cost of increased short-term borrowings coupled with a decrease in capitalized interest associated with completed capital projects.

Loss from corporate investments carried at equity increased from $2 million in the first quarter of 1997 to $3 million in the current quarter.

Estimates of future expenses related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities have not changed materially since December 31, 1997. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. The corporation's environmental exposures are discussed in more detail in the "Commitments and Contingencies" footnote to the financial statements on pages 8 through 10 of this report on Form 10-Q.

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

Accounting Changes

Effective January 1, 1998 the corporation adopted Statement of Financial Accounting Standards ("Statement") No. 130 "Reporting Comprehensive Income," Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information," and Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." These statements address presentation and disclosure matters and will have no impact on the corporation's financial position or results of operations. The corporation has complied with the disclosure requirements of Statement 130 in the "Comprehensive Income" footnote to the financial statements on page 6 of this report on Form 10-Q.
As required by Statement 131 and Statement 132, compliance with the respective reporting disclosures will be reflected in the corporation's 1998 Annual Report on Form 10-K.

In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The corporation is currently evaluating the effect this SOP will have on its financial position and results of operations in the year of adoption.

Also in April 1998, the AICPA issued SOP 98-5 "Reporting on the Costs of Start-up Activities." This SOP requires the expensing of certain costs such as pre-operating expenses and organizational costs associated with the corporation's start-up activities, and is effective for years beginning after December 15, 1998. The effect of the adoption is required to be accounted for as a cumulative change in accounting principle. The corporation is currently evaluating the effect this SOP will have on its financial position and results of operations in the year of adoption.


Year 2000 Issue

Most of the corporation's computer and process control systems were designed to use only two digits to represent years. Thus they may not recognize "00" as representing the year 2000, but rather 1900, which could result in errors or system failures. These systems must be corrected in a timely manner to remain functional.

The corporation is addressing the year 2000 issue in several ways. Since 1995, the corporation has expended significant funds to upgrade the bulk of its commercial computer systems to enhance the information available to the corporation. This upgrade will correct the year 2000 issue for the computer systems it replaces. The upgrade is being implemented in three parts, the first of which commenced operation in 1998. The remaining parts are scheduled for operation by year-end. The corporation is reviewing the balance of its domestic and international internal processes, including hardware, software and control systems, and is assessing its external relationships to address potential impacts arising from interfaces with customers, suppliers and service providers. Priorities have been set and required system modifications are progressing. The corporation estimates its worldwide expenses related to the year 2000 project could range between $20 and $50 million over the next two years. The corporation believes the year 2000 project will be completed prior to the year 2000. However, considerable work remains to be accomplished in a limited period of time and unforeseen difficulties may arise which could adversely affect the corporation's ability to complete its systems modifications correctly, completely, on time and/or within its cost estimate. In addition, there can be no assurance that customers, suppliers and service providers on which the corporation relies will resolve their year 2000 issues accurately, thoroughly and on time. Failure to complete the year 2000 project by the year 2000 could have a material adverse effect on future operating results or financial condition.


Financial Condition - March 31, 1998

Cash flow from operations for the first quarter of 1998 was $136 million, a decrease of $40 million from the first quarter of 1997, principally caused by an increase in working capital resulting from increased notes and accounts receivable and decreased payables and accruals offset by an increase in the total of net income and non-cash charges.

Cash flow used for investing totaled $148 million, down from $183 million in the comparable period of 1997, principally due to lower investments, advances and acquisitions in 1998, offset by increased capital expenditures. Funding of major capital projects in the first quarter of 1998 include continuing work on an olefins expansion, a new butanol unit and a new CARBOWAX polyethylene glycol and TERGITOL surfactants facility, all at Taft, La.; a new olefins facility, being built jointly with NOVA Chemicals Ltd., and a polyolefins project, both in Canada; continuing work on an ethylene oxide/glycol expansion at Wilton, U.K., and the upgrade of information technology infrastructure. Major capital projects funded during the first quarter of 1997 included a new CARBOWAX polyethylene glycol and TERGITOL surfactants facility, an ethanolamine unit and an olefins expansion, all at Taft, La., as well as an upgrade of information technology infrastructure.

Cash flow from financing was $29 million for the first quarter of 1998, as compared with $126 million for the first quarter of 1997. The first quarter of the prior year included proceeds from the issuance, by a subsidiary, of $246 million in preferred stock. These shares were redeemed in the fourth quarter of 1997. The first quarter of 1998 included common stock repurchases of 1.1 million shares for cash of $49 million under the existing common stock repurchase program. The corporation intends to acquire additional shares from time to time at prevailing market rates, at a rate consistent with the combination of corporate cash flow and market conditions. For the first quarter of 1998, cash dividends totaled $30 million, while net cash borrowings were $86 million.

In April 1998, the corporation and PETRONAS, the national oil company of Malaysia, agreed to form three joint venture companies that will build and operate a 600,000 metric-tons-per-year ethylene plant, a 385,000 metric-tons-per-year ethylene oxide plant, and a multiple Specialties & Intermediates derivatives plant in Kerteh, Terengganu, Malaysia. The joint ventures' primary marketing focus will be in Southeast Asia. The corporation anticipates funding its approximate $500 million share of the cost of the complex through its 2001 planned startup date with internally generated funds, external debt and project financing.

The corporation's ratio of debt to total capital was 44.1 percent at March 31, 1998 as compared to 44.2 percent at December 31, 1997. At March 31, 1998 there were no outstanding borrowings under the existing major bank credit agreement aggregating $1 billion or the corporation's $500 million medium-term note program.

                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 6 "Commitments and Contingencies" to the corporation's consolidated financial statements on pages 8 through 10 of this report on Form 10-Q.


Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  Annual Meeting - April 22, 1998

         (b)  Election of Directors

              Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to the management's nominees as listed in the proxy statement. All of the management's nominees as listed in the proxy statement were elected.

         (c)  Matters voted upon.

              Election of Directors
                                                Shares Voted
                 Directors             Shares For      Shares Withheld

              C. Fred Fetterolf       105,648,021            1,259,800
              Joseph E. Geoghan       105,818,156            1,089,665
              Rainer E. Gut           104,328,237            2,579,584
              Vernon E. Jordan, Jr.   101,456,601            5,451,220
              William H. Joyce        105,615,509            1,292,312
              Robert D. Kennedy       105,425,829            1,481,992
              Ronald L. Kuehn, Jr.    105,804,795            1,103,026
              Rozanne L. Ridgway      105,676,405            1,231,416
              James M. Ringler        105,730,999            1,176,822

              Election required a plurality of the common shares voted.


              Proposal to Ratify the Appointment of Auditors

              Shareholders ratified the appointment of KPMG Peat Marwick LLP to conduct the annual audit of the financial statements of the corporation and its consolidated subsidiary companies for the year ending December 31, 1998.

              The vote was:

              FOR - 105,698,853 shares or 99.40 percent of the shares voted.

              AGAINST - 635,509 shares or 0.60 percent of the shares voted.

              ABSTAIN - 573,459 shares.

              Ratification required an affirmative vote of a majority of the common shares voted.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits.

              The following exhibits are filed as part of this report:

                  27  -  Financial Data Schedule.

         (b) No reports on Form 8-K were filed for the three months ended March 31, 1998.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNION CARBIDE CORPORATION
                                                       (Registrant)




Date:  May 14, 1998                          By:      /s/John K. Wulff
                                                      JOHN K. WULFF
                                                      Vice-President, Chief
                                                      Financial Officer and
                                                      Controller

                                EXHIBIT INDEX



Exhibit                                                             Page
  No.                             Exhibit                            No.

  27        Financial Data Schedule                                  20