Form 10-Q
period 1998-06-30
UNION CARBIDE CORP /NEW/
filed 1998-08-13
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C  20549
                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998

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

           Class                                 Outstanding at July 31, 1998
Common Stock, $1 par value                             135,269,257 shares


              Total number of sequentially numbered pages in this filing, including exhibits thereto:  28

                   UNION CARBIDE CORPORATION AND SUBSIDIARIES

                                     INDEX




PART I. FINANCIAL INFORMATION

                                                                         PAGE
  Financial Statements

    Condensed Consolidated Statement of Income -
      Quarter ended June 30, 1998 and 1997.........................        3

    Condensed Consolidated Statement of Income -
      Six months ended June 30, 1998 and 1997......................        4

    Condensed Consolidated Balance Sheet -
      June 30, 1998 and December 31, 1997..........................        5

    Condensed Consolidated Statement of Cash Flows -
      Six months ended June 30, 1998 and 1997......................        6

  Notes to Condensed Consolidated Financial Statements.............       7-12

  Management's Discussion and Analysis of Financial Condition
    and Results of Operations......................................      13-20



PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.......................................       21

  Item 6.  Exhibits and Reports on Form 8-K........................       21

  Signature........................................................       22

  Exhibit Index....................................................       23



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

                        PART I. FINANCIAL INFORMATION

                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                         Millions of dollars
                                                     (Except per share figures)
                                                       Quarter ended June 30,
                                                           1998        1997
NET SALES                                                $ 1,459     $ 1,666

  Cost of sales, exclusive of depreciation and
    amortization                                           1,087       1,220
  Research and development                                    36          41
  Selling, administration and other expenses(a)               72          75
  Depreciation and amortization                               98          87
  Partnership income                                          27          37
  Other income - net                                          10          11

INCOME BEFORE INTEREST EXPENSE AND PROVISION FOR
  INCOME TAXES                                               203         291
  Interest expense                                            29          19

INCOME BEFORE PROVISION FOR INCOME TAXES                     174         272
  Provision for income taxes                                  51          79

INCOME OF CONSOLIDATED COMPANIES AND PARTNERSHIPS            123         193
  Minority interest                                            1           5
  Income (loss) from corporate investments
    carried at equity                                         (4)          3

NET INCOME                                                   118         191
  Preferred stock dividend, net of income taxes                -           3

NET INCOME - COMMON STOCKHOLDERS                         $   118     $   188

Earnings per common share
  Basic                                                  $  0.87     $  1.46
  Diluted                                                $  0.85     $  1.28
Cash dividends declared per common share                 $  0.2250   $  0.1875



(a) Selling, administration and other expenses include:
      Selling                                            $    23     $    31
      Administration                                          29          34
      Other expenses                                          20          10
                                                         $    72     $    75

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 12 should be read in conjunction with this statement.

                    UNION CARBIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                         Millions of dollars
                                                     (Except per share figures)
                                                      Six months ended June 30,
                                                           1998        1997
NET SALES                                                $ 3,020     $ 3,304

  Cost of sales, exclusive of depreciation and
    amortization                                           2,248       2,451
  Research and development                                    73          81
  Selling, administration and other expenses(a)              156         155
  Depreciation and amortization                              193         169
  Partnership income                                          64          72
  Other income - net                                          21          18

INCOME BEFORE INTEREST EXPENSE AND PROVISION FOR
  INCOME TAXES                                               435         538
  Interest expense                                            56          38

INCOME BEFORE PROVISION FOR INCOME TAXES                     379         500
  Provision for income taxes                                 110         145

INCOME OF CONSOLIDATED COMPANIES AND PARTNERSHIPS            269         355
  Minority interest                                            2           8
  Income (loss) from corporate investments
    carried at equity                                         (7)          1

NET INCOME                                                   260         348
  Preferred stock dividend, net of income taxes                -           5

NET INCOME - COMMON STOCKHOLDERS                         $   260     $   343

Earnings per common share
  Basic                                                  $  1.91     $  2.63
  Diluted                                                $  1.86     $  2.31
Cash dividends declared per common share                 $  0.450    $  0.375



(a) Selling, administration and other expenses include:
      Selling                                            $    49     $    62
      Administration                                          58          63
      Other expenses                                          49          30
                                                         $   156     $   155

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 12 should be read in conjunction with this statement.

                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                     Millions of dollars
                                                      June 30,  Dec. 31,
                                                        1998      1997
ASSETS
  Cash and cash equivalents                           $   38     $   20
  Notes and accounts receivable                        1,002        993
  Inventories                                            619        604
  Other current assets                                   248        249
  Total current assets                                 1,907      1,866

  Property, plant and equipment                        8,003      7,707
  Less: Accumulated depreciation                       4,061      3,927
  Net fixed assets                                     3,942      3,780

  Companies carried at equity                            706        690
  Other investments and advances                          69         73
  Total investments and advances                         775        763

  Other assets                                           497        555

  Total assets                                        $7,121     $6,964


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                    $  230     $  273
  Short-term debt and current portion of
    long-term debt                                       381        429
  Accrued income and other taxes                          46         75
  Other accrued liabilities                              658        727
  Total current liabilities                            1,315      1,504

  Long-term debt                                       1,705      1,458
  Postretirement benefit obligation                      457        464
  Other long-term obligations                            663        738
  Deferred credits                                       475        419
  Minority stockholders' equity in consolidated
    subsidiaries                                          35         33
  Stockholders' equity:
    Common stock - authorized - 500,000,000 shares
                 - issued     - 154,609,669 shares       155        155
    Additional paid-in capital                            56         47
    Other equity adjustments                              (5)        (3)
    Retained earnings                                  3,273      3,074
    Accumulated other comprehensive loss                (105)      (101)
    Unearned employee compensation - ESOP                (70)       (80)
    Less: Treasury stock, at cost-19,273,271 shares
                (17,666,164 shares in 1997)              833        744
  Total stockholders' equity                           2,471      2,348
  Total liabilities and stockholders' equity          $7,121     $6,964

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 12 should be read in conjunction with this statement.

                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    Millions of dollars
                                                 Six months ended June 30,
                                                     1998         1997
                                                  Increase (decrease) in
                                                cash and cash equivalents
OPERATIONS
  Net income                                        $ 260        $ 348
  Noncash charges (credits) to net income
    Depreciation and amortization                     193          169
    Deferred income taxes                              98           37
    Other                                              44          (10)
  Increase in working capital(a)                     (207)        (153)
  Long-term assets and liabilities                    (36)           6
Cash Flow From Operations                             352          397
INVESTING
  Capital expenditures                               (357)        (328)
  Investments, advances and acquisitions
    (excluding cash acquired)                         (23)         (43)
  Sale of fixed and other assets                        6            1
Cash Flow Used for Investing                         (374)        (370)
FINANCING
  Change in short-term debt (3 months or less)        (73)         (41)
  Proceeds from short-term debt                        25           20
  Proceeds from long-term debt                        248           14
  Repayment of long-term debt                          (3)         (20)
  Issuance of common stock                             24           25
  Purchase of common stock                           (129)        (176)
  Proceeds from subsidiary preferred stock              -          246
  Payment of dividends                                (61)         (66)
  Other                                                 9          (13)
Cash Flow From (Used for) Financing                    40          (11)
  Effect of exchange rate changes on cash and
  cash equivalents                                      -           (1)
  Change in cash and cash equivalents                  18           15
  Cash and cash equivalents beginning-of-period        20           57
Cash and cash equivalents end-of-period             $  38        $  72

Cash paid for interest and income taxes
  Interest (net of amount capitalized)              $  54        $  38
  Income taxes                                      $  24        $  60

_____________

(a) Net change in certain components of working capital (excluding non-cash expenditures):

(Increase) decrease in current assets
  Notes and accounts receivable                 $  (1)       $ (31)
  Inventories                                     (15)          (3)
  Other current assets                              -            6
Decrease in payables and accruals                (191)        (125)
Increase in working capital                     $(207)       $(153)

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 12 should be read in conjunction with this statement.

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


2.  Comprehensive Income

In the first quarter of 1998, the corporation adopted Statement of Financial Accounting Standards ("Statement") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The financial statements for earlier periods have been reclassified to reflect application of the provisions of Statement No. 130.

(In millions of dollars)                   Quarter Ended   Six Months Ended
                                              June 30,          June 30,
                                             1998    1997      1998    1997

Net income                                  $ 118   $ 191     $ 260   $ 348
Other comprehensive income/(loss):
  Unrealized gains/(losses) on
    available-for-sale securities, net of
    reclassification adjustment, net of tax    (2)      2         4      (1)
  Foreign currency translation adjustments    (16)     (1)       (8)    (17)

Total comprehensive income                  $ 100   $ 192     $ 256   $ 330

3.  Earnings Per Share

 (In millions of dollars                         Quarter Ended June 30,   Six Months Ended June 30,
  except per share amounts)                        1998         1997          1998         1997
Basic -
  Net income                                      $ 118        $ 191         $ 260        $ 348
      Less: Dividends on ESOP shares, pre-tax         -            3             -            6
            Appreciation on ESOP shares
              redeemed for cash                       -            7             -           12
  Net income - common stockholders,
    for basic calculation                         $ 118        $ 181         $ 260        $ 330

  Weighted average number of shares
    outstanding for basic calculation          136,132,527  124,687,095   136,502,193  125,542,213

  Earnings per share                              $0.87        $1.46         $1.91        $2.63

Diluted -
  Net income - common stockholders,
    for basic calculation                         $ 118        $ 181         $ 260        $ 330
      Add: Dividends on ESOP shares, pre-tax          -            3             -            6
  Net income - common stockholders,
    for diluted calculation                       $ 118        $ 184         $ 260        $ 336

  Weighted average number of shares
    outstanding for basic calculation          136,132,527  124,687,095   136,502,193  125,542,213
      Add: Effect of stock options               3,772,915    4,074,872     3,653,583    4,151,185
           Shares issuable upon conversion of
             UCC's convertible ESOP shares               -   15,593,263             -   15,722,461
                                               139,905,442  144,355,230   140,155,776  145,415,859

  Earnings per share                              $0.85        $1.28         $1.86        $2.31

4.  Inventories
                                                     Millions of dollars
                                                     June 30,     Dec. 31,
                                                       1998         1997
Raw materials and supplies                            $   103      $   135
Work in process                                            49           62
Finished goods                                            467          407
                                                      $   619      $   604


5.  Long-Term Debt

In June 1998 the corporation completed a $250 million public offering of
6.25 percent debentures due June 15, 2003. These debentures pay interest semi-annually in June and December.


6.  Common Stock

Since inception of its 60 million common share repurchase program through June 30, 1998, the corporation has repurchased 52.0 million shares
(2.7 million during the first six months of 1998) at an average effective price of $35.36 per share. The corporation intends to acquire additional shares from time to time at prevailing market prices, at a rate consistent with the combination of corporate cash flow and market conditions.

In conjunction with the corporation's common stock buyback program, put options were sold in a series of private placements entitling the holders to sell 12.9 million shares of common stock to UCC, at specified prices upon exercise of the options. Since inception of this program, through June 30, 1998, options representing 9.8 million common shares have expired unexercised, while options representing 3.1 million shares were exercised for $129 million, or an average price of $40.94 per share. There were no outstanding options at June 30, 1998.

Premiums received since the inception of the program, recorded as additional paid-in capital, have reduced the average price of repurchased shares from $35.62 per share to $35.36 per share.


7.  Commitments and Contingencies

The corporation has entered into three major agreements for the purchase of ethylene-related products and two other purchase agreements in the U.S. and Canada. The net present value of the fixed and determinable portion of these obligations at June 30, 1998 totaled $272 million.

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

At June 30, 1998, the corporation had established environmental remediation accruals in the amount of $237 million. These accruals have two components, estimated future expenditures for site investigation and cleanup and estimated future expenditures for closure and postclosure activities. In addition, the corporation had environmental loss contingencies of $151 million.

The corporation has sole responsibility for the remediation of approximately 40 percent of its environmental sites. These sites are well advanced in the investigation and cleanup stage. The corporation's environmental accruals at June 30, 1998 included $185 million for these sites, of which $74 million was for estimated future expenditures for site investigation and cleanup and $111 million was for estimated future expenditures for closure and postclosure activities. In addition, $83 million of the corporation's environmental loss contingencies related to these sites. The two sites with the largest total potential cost to the corporation are nonoperating sites. Of the above accruals, these sites accounted for $36 million, of which $17 million was for estimated future expenditures for site investigation and cleanup and $19 million was for estimated future expenditures for closure and postclosure activities. In addition, $51 million of the above environmental loss contingencies related to these sites.

The corporation does not have sole responsibility at the remainder of its environmental sites. All of these sites are in the investigation and cleanup stage. The corporation's environmental accruals at June 30, 1998 included $52 million for estimated future expenditures for site investigation and cleanup at these sites. In addition, $68 million of the corporation's environmental loss contingencies related to these sites.
The largest of these sites is also a nonoperating site. Of the above accruals, this site accounted for $9 million for estimated future expenditures for site investigation and cleanup. In addition, $9 million of the above environmental loss contingencies related to this site.

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

The corporation has severally guaranteed 45 percent (approximately
$582 million at June 30, 1998) of EQUATE Petrochemical Company's debt and working capital financing needs until certain completion and financial tests are achieved. If these tests are met, a $54 million several guarantee will provide ongoing support thereafter. The corporation also severally guaranteed certain sales volume targets until EQUATE's sales capabilities are proved. In addition, the corporation has pledged its shares in EQUATE as security for EQUATE's debt. The corporation has political risk insurance coverage for its equity investment and, through September 30, 1998, substantially all of its guarantee of EQUATE's debt. The corporation is in the process of extending the political risk insurance for its debt guarantee through March 31, 1999.

The corporation had additional contingent obligations at June 30, 1998 of $61 million, of which $27 million related to guarantees of debt.

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

The corporation has recorded nonenvironmental litigation accruals of $119 million, and related insurance recovery receivables of $114 million. At June 30, 1998, the corporation had nonenvironmental litigation loss contingencies of $68 million.

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


8.  Other Accounting Changes

Effective January 1, 1998 the corporation adopted Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," and Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." These Statements address presentation and disclosure matters and will have no impact on the corporation's financial position or results of operations. As required by Statement 131 and Statement 132, compliance with the respective reporting disclosures will be reflected in the corporation's 1998 Annual Report on Form 10-K.

In 1998, the Financial Accounting Standards Board issued Statement
No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The corporation is currently evaluating the effect this statement will have on its financial position and results of operations in the period of adoption.

In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The corporation is currently evaluating the effect this SOP will have on its financial position and results of operations in the period of adoption.

Also in 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." This SOP requires the expensing of certain costs such as pre-operating expenses and organizational costs associated with the corporation's start-up activities, and is effective for years beginning after December 15, 1998. The effect of adoption is required to be accounted for as a cumulative effect of change in accounting principle. The corporation is still evaluating the effect of this statement on its results of operations and financial position. The corporation anticipates that the amount recognized as a cumulative effect of change in accounting principle may be material to the results of operations in the quarter in which the SOP is adopted, but should not be material to the corporation's annual results of operations.

The corporation may consider early adoption of one or more of the preceding pronouncements.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Overview

The corporation reported second quarter 1998 net income available to common stockholders of $118 million, or $0.85 per diluted share, ($0.87 per basic share). For the first six months of 1998, net income available to common stockholders was $260 million, or $1.86 per diluted share, ($1.91 per basic share).

For the corresponding quarter in 1997, the corporation reported net income available to common stockholders of $188 million, or $1.28 per diluted share, ($1.46 per basic share). For the first six months of 1997, net income available to common stockholders was $343 million, or $2.31 per diluted share, ($2.63 per basic share).

The corporation's earnings for the quarter and six month periods ended June 30, 1998 decreased compared to the same periods in 1997. Decreases in net sales and operating profit were driven by reduced customer volumes, primarily in solvents, intermediates and monomers and polyethylene resin product lines, coupled with declines in Basic Chemicals & Polymers average selling prices. The effect of reduced average selling prices and volumes was partially offset by lower raw material costs as compared with the three and six month periods ended June 30, 1997. Operating profit for both the three and six month periods ended June 30, 1998 was additionally impacted negatively by variations in quarterly licensing sales activity both for the corporation as well as the corporation's UOP joint venture, while net income available to common stockholders for the same periods was further impacted by additional interest expense and increased losses associated with the start-up of EQUATE, the corporation's Kuwait-based petrochemical joint venture.

Average selling prices for the Basic Chemical & Polymers segment are likely to continue to decline in the third quarter of 1998 reflecting the combined impact of reduced Asian demand and additional industry capacity. As a result, the corporation anticipates that Basic Chemicals & Polymers operating profit will decrease compared with the second quarter of 1998. Operating profit for the Specialties & Intermediates segment will likely benefit from declines in raw material costs but will continue to be negatively impacted by the Asian economic downturn and the effect of a strong dollar. The corporation's share of earnings for UOP is anticipated to be below prior year levels in the third quarter, followed by improvement in the fourth quarter. The corporation's share of loss from corporate investments carried at equity will likely increase somewhat in the third quarter assuming continued deterioration of average selling prices of Basic Chemicals & Polymers products.

The 1997 Union Carbide Corporation EPS Incentive Plan is designed to grant awards to a limited number of senior managers if the corporation achieves $4.00 or more diluted earnings per share performance during 1999 and 2000.

The plan requires these senior managers to put an amount equivalent to a portion of their annual base pay at risk, should diluted earnings per share not equal or exceed $4.00 in the years 1999 and 2000. Because of the Asian crisis and other reasons, there is increasing uncertainty as to whether the goal of $4.00 is attainable, at least for 1999. Therefore, while the corporation has not ruled out meeting that goal in either 1999 or 2000, there can be no assurance that the goal will be met. Failure to meet the requirements of the plan will result in forfeiture of the amounts at risk.

The corporation regularly reviews its assets, including investments, with the objective of maximizing the deployment of resources. In this regard, strategies or transactions implemented could result in material nonrecurring gains and losses.

Results of Operations

Net sales decreased 12.4 percent in the second quarter and 8.6 percent in the first half of 1998, compared to the same periods in 1997. Average selling prices declined 10.3 percent for the second quarter and 6.3 percent for the first half of 1998 compared to the same periods in 1997. While average selling prices decreased most significantly in the Basic Chemicals & Polymers segment, pricing in the Specialties & Intermediates segment was adversely affected by Asian economic conditions and the effect of the strengthening U.S. dollar on foreign exchange rates. Customer volume declined 2.5 percent for the second quarter and 2.3 percent for the first half of 1998 as compared to similar periods in 1997 due mainly to declines in polyethylene, attributable in part to Gulf Coast railroad distribution problems, and to declines in solvents, intermediates and monomers, resulting from demand weakness in Asia.

Variable margin (net sales less variable manufacturing and distribution costs) was 45.6 percent and 45.3 percent for the current three and six month periods, respectively, compared to 44.5 percent and 43.4 percent, respectively, for the same periods in 1997. These increases are related to changes in product mix within the Specialties & Intermediates segment toward the sale of higher margin items, offset by variable margin declines in the Basic Chemicals & Polymers products as average selling prices dropped at a faster rate than raw material costs.


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

Information about the corporation's operations in its business segments for the second quarter and six month periods of 1998 and 1997 follows. Sales of the Basic Chemicals & Polymers segment include intersegment sales, principally ethylene oxide, which are made at the estimated market value of the products transferred. Operating profit represents income before interest expense and provision for income taxes.

                                            Quarter ended     Six months ended
                                               June 30,           June 30,
Millions of dollars                         1998     1997      1998     1997

                               Sales

Specialties & Intermediates                $1,060   $1,139    $2,180   $2,261
Basic Chemicals & Polymers                    480      604       998    1,201
Intersegment Eliminations                     (81)     (77)     (158)    (158)
Total                                      $1,459   $1,666    $3,020   $3,304

                          Operating Profit

Specialties & Intermediates                $  166   $  191    $  368   $  375
Basic Chemicals & Polymers                     42      101        78      163
Other                                          (5)      (1)      (11)       -
Total                                      $  203   $  291    $  435   $  538

                   Depreciation and Amortization

Specialties & Intermediates                $   61   $   55    $  121   $  106
Basic Chemicals & Polymers                     37       32        72       63
Total                                      $   98   $   87    $  193   $  169

                        Capital Expenditures

Specialties & Intermediates                $  131   $  103    $  221   $  191
Basic Chemicals & Polymers                     80       87       136      137
Total                                      $  211   $  190    $  357   $  328


Net sales of the Specialties & Intermediates segment decreased $79 million, or
6.9 percent in the current quarter over the same quarter in 1997, and $81 million, or 3.6 percent in the current six month period as compared to the same six months of 1997. Operating profit for the second quarter of 1998 declined 13.1 percent to $166 million, from $191 million for the same quarter of 1997; operating profit was $368 million for the first half of 1998, versus $375 million for the comparable period in 1997. For the three month period ended June 30, 1998, this segment's volume declined 3.1 percent, compared to the same period in 1997, coupled with a decline in average selling prices of
3.9 percent. For the first six months of 1998, average selling prices decreased 3.3 percent as compared to the same period of 1997, while volume remained essentially constant. The most significant declines, for both the three and six month periods, are related to the solvents, intermediates and monomers product lines where the effect of the Asian economic downturn has significantly reduced volumes and average selling prices.

Net sales of the Basic Chemicals & Polymers segment decreased $124 million, or
20.5 percent in the current quarter over the same quarter of 1997 and $203 million, or 16.9 percent in the first half of 1998 over the first half of 1997. Operating profit declined by $59 million, or 58.4 percent and $85 million, or 52.1 percent in the current quarter and the six month period ended June 30, 1998, respectively, compared to the same periods in 1997.
These decreases were the result of a 23.0 percent and 15.7 percent decrease in average selling prices in the quarter and first six months of 1998, respectively, versus the comparable periods of 1997. In addition to the decline in the average selling prices, customer volume levels decreased

1.6 percent and 4.6 percent for the same periods. Declines in customer volumes and average selling prices are related to declining market conditions of the industry coupled with difficulties in transporting commodity polyethylene resin products, via rail, from the corporation's U.S. Gulf Coast facilities. Seasonal volume increases in ethylene glycol in North America and lower raw material costs mitigated the overall effect of these declines.

Partnership income decreased $10 million for the second quarter of 1998 compared to the second quarter of 1997 due to variations in quarterly sales activity within UOP and continued costs, principally research and development, of Univation. For the first half of 1998 partnership income decreased
$8 million, as compared to the same period in 1997. This decline represents a full six months of losses for Univation in 1998, compared to only three months of losses in 1997, coupled with decreased earnings in Petromont due to industry declines in average selling prices for polyethylene.

Depreciation and amortization increased $11 million to $98 million for the second quarter and $24 million to $193 million for the first half of 1998, compared to similar periods in 1997. The increase is principally the result of depreciation associated with completed capital projects.

Interest expense increased $10 million to $29 million for the second quarter of 1998 compared to the second quarter a year ago and increased $18 million in the first half of 1998 compared to the first half of 1997, as the result of increased debt levels and a reduction in capitalized interest associated with the corporation's capital program.

Income (loss) from corporate investments carried at equity decreased
$7 million to a loss of $4 million in the second quarter of 1998, from income of $3 million in the second quarter of 1997. For the first half of 1998, income (loss) from corporate investments carried at equity was a loss of $7 million compared to income of $1 million in the first half of 1997. Lower earnings in the three and six month periods are mainly attributable to reduced earnings in Polimeri Europa as lower average selling prices of resin products more than offset increases in volumes and lower raw material costs.

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

The corporation is named as one of a number of defendants in lawsuits involving silicone gel breast implants. The corporation supplied bulk silicone materials to certain companies that at various times were involved in the manufacture of breast implants. These cases are discussed in more detail in the "Commitments and Contingencies" footnote to the financial statements on pages 9 through 11 of this report on Form 10-Q.

Accounting Changes

Effective January 1, 1998 the corporation adopted Statement of Financial Accounting Standards ("Statement") No. 130, "Reporting Comprehensive Income," Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," and Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." These statements address presentation and disclosure matters and will have no impact on the corporation's financial position or results of operations. The corporation has complied with the disclosure requirements of Statement 130 in the "Comprehensive Income" footnote to the financial statements on page 7 of this report on Form 10-Q.
As required by Statement 131 and Statement 132, compliance with the respective reporting disclosures will be reflected in the corporation's 1998 Annual Report on Form 10-K.

In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The corporation is currently evaluating the effect this statement will have on its financial position and results of operations in the period of adoption.

In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The corporation is currently evaluating the effect this SOP will have on its financial position and results of operations in the period of adoption.

Also in 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." This SOP requires the expensing of certain costs such as pre-operating expenses and organizational costs associated with the corporation's start-up activities, and is effective for years beginning after December 15, 1998. The effect of adoption is required to be accounted for as a cumulative effect of change in accounting principle. The corporation is still evaluating the effect of this statement on its results of operations and financial position. The corporation anticipates that the amount recognized as a cumulative effect of change in accounting principle may be material to the results of operations in the quarter in which the SOP is adopted, but should not be material to the corporation's annual results of operations.

The corporation may consider early adoption of one or more of the preceding pronouncements.


Year 2000 Issue

Most of the corporation's computer and process control systems were designed to use only two digits to represent years. Thus they may not recognize "00" as representing the year 2000, but rather 1900, which could result in errors or system failures. These systems must be corrected in a timely manner to remain functional.

The corporation is addressing the year 2000 issue in several ways. Since 1995, the corporation has expended significant funds to upgrade the bulk of its domestic commercial computer systems to enhance the information available to the corporation. This upgrade will correct the year 2000 issue for the computer systems it replaces. The upgrade is being implemented in three parts, the first of which, covering finance and control, commenced operation in January 1998. The second part, plant maintenance and material management, is currently being implemented on a plant by plant basis and is scheduled for completion by year end. The third part, supply chain, will be implemented in the fourth quarter of this year. Additionally, the infrastructure to support the international commercial system upgrade will be implemented in the third quarter of 1999 and will correct most of the year 2000 international infrastructure problems.

A project to consolidate environmental compliance reporting is underway, and is scheduled to be completed in 1999. This new system will also correct year 2000 problems for those systems it replaces.

The corporation is addressing the year 2000 issues in the balance of its domestic and international internal processes, including hardware, software and control systems. The corporation has inventoried and prioritized potentially affected systems and several different repair projects are underway. For example, repairs to the corporation's international finance and order management system, which began in 1997, have already been implemented in many of the corporation's world area offices, with the balance to be completed by year end. Other projects are at various stages based largely upon the importance of the system to the corporation and the size and complexity of the repairs. To a large extent, the path forward is known for systems with problems and projects have been or are being defined to correct them. The corporation estimates its external worldwide expenditures related to this year 2000 work could range between $50 and $60 million over the life of the project. The corporation expects approximately 55 percent of the estimated expenditures will relate to repairing or upgrading current systems and 45 percent will relate to replacement of existing hardware and software. To date approximately $7 million of this amount has been incurred. The estimates explained in this paragraph do not include the upgrade of commercial systems and the environmental compliance project noted above. The corporation expects to have resolved internal systems year 2000 issues that could impact operational sustainability by the third quarter of 1999.

Union Carbide is also reviewing its external relationships to address potential year 2000 impacts arising from interfaces with customers, suppliers and service providers. The corporation is currently communicating with its significant suppliers and key customers to assess their ability to meet their sales and purchasing obligations despite the year 2000 issue, and will continue to monitor this into the year 2000.

Contingency plans are being considered and will be in place, as required, by the third quarter of 1999 in the event that the corporation is at risk in regard to suppliers, customers or its own internal hardware and software. Contingency plans will include, but will not be limited to, consideration of alternative sources of supply, customer communication plans, and plant and business response plans.

The corporation believes the year 2000 project will be completed prior to the year 2000. However, considerable work remains to be accomplished in a limited period of time and unforeseen difficulties may arise which could adversely affect the corporation's ability to complete its systems modifications correctly, completely, on time and/or within its cost estimate. In addition, there can be no assurance that customers, suppliers and service providers on which the corporation relies will resolve their year 2000 issues accurately, thoroughly and on time. Failure to complete the year 2000 project by the year 2000 could have a material adverse affect on future operating results or financial condition.


Financial Condition - June 30, 1998

Cash flow from operations for the first six months of 1998 was $352 million, down from $397 million in the first six months of 1997. The decline results primarily from an increase in working capital primarily attributable to a decrease in payables and accruals and an increase in long-term assets and liabilities partially offset by an increase in the total of net income and non-cash charges (credits) to net income.

Cash flow used for investing totaled $374 million, an increase of $4 million from $370 million in the comparable period of 1997 principally due to lower investments, advances and acquisitions in 1998, offset by an increase in capital expenditures. Funding of major capital projects in the first half of 1998 included continuing work on an olefins expansion, a new butanol unit and a new CARBOWAX polyethylene glycol and TERGITOL surfactants facility, an ethanolamine unit and an olefins expansion, all at Taft, La., a new olefins facility, being built jointly with NOVA Chemicals Ltd., and a polyolefins project, both in Canada, as well as the upgrade of information technology infrastructure. Major capital projects funded in the first six months of 1997 included work on the new CARBOWAX polyethylene glycol and TERGITOL surfactants facility, an ethanolamine unit and olefins expansion, all at Taft, La., and the continuing work on the corporation's upgrade of information technology infrastructure.

Cash flow from financing in the first half of 1998 was $40 million in comparison to cash flow used for financing of $11 million in the first half of 1997. The first half of 1998 included net proceeds of $248 million from the issuance of 6.25 percent public debentures, due June 15, 2003, compared to the first half of 1997 which included $246 million net proceeds from the issuance of preferred stock of a subsidiary. Common stock repurchases for the first six months of 1998 totaled 2.7 million shares for cash of $126 million under the existing common stock repurchase program. Additional common stock repurchases, not included in the repurchase program, totaled $3 million in cash. The corporation intends to acquire additional shares from time to time at prevailing market rates consistent with the combination of corporate cash flow and market conditions. Cash dividends for the first half of 1998 totaled $61 million, while net repayments of debt, excluding the June 1998 issuance of public debentures, totaled $51 million.

In April 1998, the corporation and PETRONAS, the national oil company of Malaysia, agreed to form three joint venture companies that will build and operate a 600,000 metric-tons-per-year ethylene plant, a 385,000 metric-tons-per-year ethylene oxide plant, and a multiple Specialties & Intermediates derivatives plant in Kerteh, Terengganu, Malaysia. The joint ventures' primary marketing focus will be in Southeast Asia. The corporation anticipates funding its approximate $500 million share of the cost of the complex through its 2001 planned startup date with internally generated funds and external debt.

The corporation's ratio of debt to total capital increased to 45.4 percent at June 30, 1998 from 44.2 percent at December 31, 1997. At June 30, 1998 there were no outstanding borrowings under the existing major bank credit agreement aggregating $1 billion. The corporation filed with the Securities and Exchange Commission a shelf registration statement covering $500 million of public debentures which became effective on July 31, 1998.

                         PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         See Note 7 to the corporation's consolidated financial statements on pages 9 through 11 of this report on Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The following exhibits are filed as part of this report:

                   3 - Restated Articles of Incorporation, amended
                       as of June 25, 1998.

                  27 - Financial Data Schedule.

         (b) No reports on Form 8-K were filed for the three months ended June 30, 1998.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNION CARBIDE CORPORATION
                                                       (Registrant)




Date:  August 13, 1998                       By: /s/John K. Wulff
                                                 JOHN K. WULFF
                                                 Vice-President, Chief
                                                 Financial Officer and
                                                 Controller

                                EXHIBIT INDEX



Exhibit                                                             Page
  No.                             Exhibit                            No.

   3        Restated Articles of Incorporation, amended as of
            June 25, 1998                                            24

  27        Financial Data Schedule                                  28