Form 10-Q
period 1998-09-30
UNION CARBIDE CORP /NEW/
filed 1998-11-13
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C  20549
                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998

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

           Class                               Outstanding at October 31, 1998
Common Stock, $1 par value                             132,885,974 shares


              Total number of sequentially numbered pages in this filing, including exhibits thereto:  26

UNION CARBIDE CORPORATION AND SUBSIDIARIES

                                     INDEX


PART I. FINANCIAL INFORMATION

                                                                         PAGE
  Financial Statements

    Condensed Consolidated Statement of Income -
      Quarter ended September 30, 1998 and 1997....................        3

    Condensed Consolidated Statement of Income -
      Nine months ended September 30, 1998 and 1997................        4

    Condensed Consolidated Balance Sheet -
      September 30, 1998 and December 31, 1997.....................        5

    Condensed Consolidated Statement of Cash Flows -
      Nine months ended September 30, 1998 and 1997................        6

  Notes to Condensed Consolidated Financial Statements.............       7-12

  Management's Discussion and Analysis of Financial Condition
    and Results of Operations......................................      13-22


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.......................................       23

  Item 6.  Exhibits and Reports on Form 8-K........................       23

  Signature........................................................       24

  Exhibit Index....................................................       25


Cautionary statement for the purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995: All statements in this quarterly report on Form 10-Q that do not reflect historical information are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans; objectives; strategies; anticipated future events or performance; sales, cost, expense and earnings expectations; the Year 2000 issue; the euro and any other statements which do not reflect historical information. Such forward looking statements are subject to risks and uncertainties. Important factors that could cause actual results to differ materially from those discussed in such forward looking statements include the supply/demand balance for the corporation's products; customer inventory levels; competitive pricing pressures; feedstock costs; changes in industry production capacities and operating rates; currency exchange rates; interest rates; global economic conditions, particularly in Asia; disruption in railroad and other transportation facilities; competitive technology positions; failure by the corporation to achieve technology objectives, achieve cost reduction targets or complete projects on schedule; and inability to obtain new customers or retain existing ones.

                        PART I. FINANCIAL INFORMATION

                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                         Millions of dollars
                                                     (Except per share figures)
                                                       Quarter ended Sept. 30,
                                                           1998        1997
NET SALES                                                $ 1,350     $ 1,659

  Cost of sales, exclusive of depreciation and
    amortization                                           1,036       1,199
  Research and development                                    34          37
  Selling, administration and other expenses(a)               78          82
  Depreciation and amortization                               95          87
  Partnership income (loss)                                  (46)         28
  Net gain from settlement of UNIPOL Systems
    business litigation                                      118           -
  Other income - net                                          11           9

INCOME BEFORE INTEREST EXPENSE AND PROVISION FOR
  INCOME TAXES                                               190         291
  Interest expense                                            28          19

INCOME BEFORE PROVISION FOR INCOME TAXES                     162         272
  Provision for income taxes                                  58          83

INCOME OF CONSOLIDATED COMPANIES AND PARTNERSHIPS            104         189
  Minority interest                                            -           5
  Loss from corporate investments carried at equity           28           3

NET INCOME                                                    76         181
  Preferred stock dividend, net of income taxes                -           2

NET INCOME - COMMON STOCKHOLDERS                         $    76     $   179

Earnings per common share
  Basic                                                  $  0.56     $  1.34
  Diluted                                                $  0.55     $  1.18
Cash dividends declared per common share                 $  0.2250   $  0.4125



(a) Selling, administration and other expenses include:
      Selling                                            $    25     $    31
      Administration                                          26          31
      Other expenses                                          27          20
                                                         $    78     $    82

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 12 should be read in conjunction with this statement.

                    UNION CARBIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                         Millions of dollars
                                                     (Except per share figures)
                                                    Nine months ended Sept. 30,
                                                           1998        1997
NET SALES                                                $ 4,370     $ 4,963

  Cost of sales, exclusive of depreciation and
    amortization                                           3,284       3,650
  Research and development                                   107         118
  Selling, administration and other expenses(a)              234         237
  Depreciation and amortization                              288         256
  Partnership income                                          18         100
  Net gain from settlement of UNIPOL Systems
    business litigation                                      118           -
  Other income - net                                          32          27

INCOME BEFORE INTEREST EXPENSE AND PROVISION FOR
  INCOME TAXES                                               625         829
  Interest expense                                            84          57

INCOME BEFORE PROVISION FOR INCOME TAXES                     541         772
  Provision for income taxes                                 168         228

INCOME OF CONSOLIDATED COMPANIES AND PARTNERSHIPS            373         544
  Minority interest                                            2          13
  Loss from corporate investments carried at equity           35           2

NET INCOME                                                   336         529
  Preferred stock dividend, net of income taxes                -           7

NET INCOME - COMMON STOCKHOLDERS                         $   336     $   522

Earnings per common share
  Basic                                                  $  2.47     $  3.97
  Diluted                                                $  2.41     $  3.49
Cash dividends declared per common share                 $  0.6750   $  0.7875



(a) Selling, administration and other expenses include:
      Selling                                            $    74     $    93
      Administration                                          84          94
      Other expenses                                          76          50
                                                         $   234     $   237

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 12 should be read in conjunction with this statement.

                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                     Millions of dollars
                                                     Sept. 30,  Dec. 31,
                                                        1998      1997

ASSETS
  Cash and cash equivalents                           $   45     $   20
  Notes and accounts receivable                          920        993
  Inventories                                            602        604
  Other current assets                                   284        249
  Total current assets                                 1,851      1,866

  Property, plant and equipment                        8,209      7,707
  Less: Accumulated depreciation                       4,144      3,927
  Net fixed assets                                     4,065      3,780

  Companies carried at equity                            639        690
  Other investments and advances                          64         73
  Total investments and advances                         703        763

  Other assets                                           456        555

  Total assets                                        $7,075     $6,964


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                    $  234     $  273
  Short-term debt and current portion of
    long-term debt                                       369        429
  Accrued income and other taxes                         117         75
  Other accrued liabilities                              688        727
  Total current liabilities                            1,408      1,504

  Long-term debt                                       1,703      1,458
  Postretirement benefit obligation                      447        464
  Other long-term obligations                            641        738
  Deferred credits                                       468        419
  Minority stockholders' equity in consolidated
    subsidiaries                                          36         33
  Stockholders' equity:
    Common stock - authorized - 500,000,000 shares
                 - issued     - 154,660,805 shares
                     (154,609,669 shares in 1997)        155        155
    Additional paid-in capital                            54         47
    Other equity adjustments                              (3)        (3)
    Retained earnings                                  3,319      3,074
    Accumulated other comprehensive loss                (134)      (101)
    Unearned employee compensation - ESOP                (68)       (80)
    Less: Treasury stock, at cost-21,903,937 shares
                (17,666,164 shares in 1997)              951        744
  Total stockholders' equity                           2,372      2,348
  Total liabilities and stockholders' equity          $7,075     $6,964
<FM>
The Notes to Condensed Consolidated Financial Statements on Pages 7 through 12 should be read in conjunction with this statement.

                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    Millions of dollars
                                                Nine months ended Sept. 30,
                                                     1998         1997
                                                  Increase (decrease) in
                                                cash and cash equivalents
OPERATIONS
  Net income                                        $ 336        $ 529
  Noncash charges (credits) to net income
    Depreciation and amortization                     288          256
    Deferred income taxes                              93           61
    Other                                             142          (35)
  Increase in working capital(a)                      (61)         (67)
  Long-term assets and liabilities                    (55)         (14)
Cash Flow From Operations                             743          730
INVESTING
  Capital expenditures                               (571)        (543)
  Investments, advances and acquisitions
    (excluding cash acquired)                         (30)         (54)
  Sales of fixed and other assets                       7            4
Cash Flow Used for Investing                         (594)        (593)
FINANCING
  Change in short-term debt (3 months or less)        (70)         (48)
  Proceeds from short-term debt                        22           32
  Repayments of short-term debt                       (11)           -
  Proceeds from long-term debt                        248           14
  Repayments of long-term debt                         (5)         (28)
  Issuance of common stock                             34           36
  Purchase of common stock                           (258)        (235)
  Proceeds from subsidiary preferred stock              -          246
  Payment of dividends                                (92)        (103)
  Other                                                 9          (21)
Cash Flow Used for Financing                         (123)        (107)
  Effect of exchange rate changes on cash and
  cash equivalents                                     (1)          (1)
  Change in cash and cash equivalents                  25           29
  Cash and cash equivalents beginning-of-period        20           57
Cash and cash equivalents end-of-period             $  45        $  86

Cash paid for interest and income taxes
  Interest (net of amount capitalized)              $  73        $  45
  Income taxes                                      $  34        $  83

_____________

(a) Net change in certain components of working capital (excluding non-cash expenditures):

(Increase) decrease in current assets
  Notes and accounts receivable                 $  71        $ (21)
  Inventories                                       2          (15)
  Other current assets                            (33)           0
Decrease in payables and accruals                (101)         (31)
Increase in working capital                     $ (61)       $ (67)

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

(In millions of dollars)                   Quarter Ended   Nine Months Ended
                                              Sept. 30,        Sept. 30,
                                             1998    1997      1998    1997

Net income                                  $  76   $ 181     $ 336   $ 529
Other comprehensive income/(loss):
  Unrealized gains/(losses) on
    available-for-sale securities, net of
    reclassification adjustment, net of tax    (3)      3         1       2
  Foreign currency translation adjustments    (26)    (35)      (34)    (52)

Total comprehensive income                  $  47   $ 149     $ 303   $ 479

3.  Earnings Per Share

 (In millions of dollars                         Quarter Ended Sept. 30,  Nine Months Ended Sept. 30,
  except per share amounts)                        1998         1997           1998         1997
Basic -
  Net income                                      $  76        $ 181          $ 336        $ 529
      Less: Dividends on ESOP shares, pre-tax         -            3              -            9
            Appreciation on ESOP shares
              redeemed for cash                       -           12              -           24
  Net income - common stockholders,
    for basic calculation                         $  76        $ 166          $ 336        $ 496

  Weighted average number of shares
    outstanding for basic calculation          134,286,957  123,957,271    135,755,666  125,008,093

  Earnings per share                              $0.56        $1.34          $2.47        $3.97

Diluted -
  Net income - common stockholders,
    for basic calculation                         $  76        $ 166          $ 336        $ 496
      Add: Dividends on ESOP shares, pre-tax          -            3              -            9
  Net income - common stockholders,
    for diluted calculation                       $  76        $ 169          $ 336        $ 505

  Weighted average number of shares
    outstanding for basic calculation          134,286,957  123,957,271    135,755,666  125,008,093
      Add: Effect of stock options               3,258,418    4,195,877      3,521,861    4,169,143
           Shares issuable upon conversion of
             UCC's convertible ESOP shares               -   15,473,657              -   15,638,615
                                               137,545,375  143,626,805    139,277,527  144,815,851

  Earnings per share                              $0.55        $1.18          $2.41        $3.49

4.  Inventories
                                                     Millions of dollars
                                                    Sept. 30,     Dec. 31,
                                                       1998         1997
Raw materials and supplies                            $   110      $   135
Work in process                                            42           62
Finished goods                                            450          407
                                                      $   602      $   604


5.  Long-Term Debt

In June 1998 the corporation completed a $250 million public offering of
6.25 percent debentures due June 15, 2003. These debentures pay interest semi-annually in June and December.


6.  Common Stock

Since inception of its 60 million common share repurchase program through September 30, 1998, the corporation has repurchased 54.9 million shares (5.6 million during the first nine months of 1998) at an average effective price of $35.78 per share. The corporation intends to acquire additional shares from time to time at prevailing market prices, at a rate consistent with the combination of corporate cash flow and market conditions.

In conjunction with the corporation's common stock buyback program, put options were sold in a series of private placements entitling the holders to sell 12.9 million shares of common stock to UCC, at specified prices upon exercise of the options. Since inception of this program, through September 30, 1998, options representing 9.8 million common shares have expired unexercised, while options representing 3.1 million shares were exercised for $129 million, or an average price of $40.94 per share. There were no outstanding options at September 30, 1998.

Premiums received since the inception of the program, recorded as additional paid-in capital, have reduced the average price of repurchased shares from $36.03 per share to $35.78 per share.


7.  Settlement of UNIPOL Systems Business Litigation

During the third quarter of 1998, the corporation reached a favorable settlement on a litigation claim of the UNIPOL Systems business. The pre-tax gain associated with this settlement was $118 million ($72 million after-tax), net of related expenses.


8.  Partnership Income (Loss)

The corporation recorded a $53 million pre-tax charge ($38 million after-tax), to recognize losses associated with Aspell Polymeres, SNC, the corporation's partnership with Elf AtoChem, in France.


9.  Commitments and Contingencies

The corporation has entered into three major agreements for the purchase of ethylene-related products and two other purchase agreements in the U.S. and Canada. The net present value of the fixed and determinable portion of these obligations at September 30, 1998 totaled $254 million.

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

At September 30, 1998, the corporation had established environmental remediation accruals in the amount of $229 million. These accruals have two components, estimated future expenditures for site investigation and cleanup and estimated future expenditures for closure and postclosure activities. In addition, the corporation had environmental loss contingencies of $124 million.

The corporation has sole responsibility for the remediation of approximately 40 percent of its environmental sites. These sites are well advanced in the investigation and cleanup stage. The corporation's environmental accruals at September 30, 1998 included $187 million for these sites, of which $82 million was for estimated future expenditures for site investigation and cleanup and $105 million was for estimated future expenditures for closure and postclosure activities. In addition, $69 million of the corporation's environmental loss contingencies related to these sites. The two sites with the largest total potential cost to the corporation are nonoperating sites. Of the above accruals, these sites accounted for $40 million, of which $21 million was for estimated future expenditures for site investigation and cleanup and $19 million was for estimated future expenditures for closure and postclosure activities. In addition, $44 million of the above environmental loss contingencies related to these sites.

The corporation does not have sole responsibility at the remainder of its environmental sites. All of these sites are in the investigation and cleanup stage. The corporation's environmental accruals at September 30, 1998 included $42 million for estimated future expenditures for site investigation and cleanup at these sites. In addition, $55 million of the corporation's environmental loss contingencies related to these sites.
The largest of these sites is also a nonoperating site. Of the above accruals, this site accounted for $10 million for estimated future expenditures for site investigation and cleanup. In addition, $3 million of the above environmental loss contingencies related to this site.

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

The corporation has severally guaranteed 45 percent (approximately
$596 million at September 30, 1998) of EQUATE Petrochemical Company's ("EQUATE") debt and working capital financing needs until certain completion and financial tests are achieved. If these tests are met, a $54 million several guarantee will provide ongoing support thereafter. The corporation also severally guaranteed certain sales volume targets until EQUATE's sales capabilities are proved. In addition, the corporation has pledged its shares in EQUATE as security for EQUATE's debt. The corporation has political risk insurance coverage for its equity investment and, through March 31, 1999, substantially all of its guarantee of EQUATE's debt.

The corporation had additional contingent obligations at September 30, 1998 of $54 million, of which $29 million related to guarantees of debt.

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

The corporation has recorded nonenvironmental litigation accruals of $126 million, and related insurance recovery receivables of $109 million. At September 30, 1998, the corporation had nonenvironmental litigation loss contingencies of $72 million.

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


10.  Subsequent Event

On October 26, 1998, the corporation issued $110 million in floating rate public notes maturing in April 2000. The notes bear interest at a rate which will be reset quarterly at the three-month London interbank offered rate, plus 0.65 percent. Interest on the notes will be paid quarterly in January, April, July and October of each year. The proceeds of this offering were used for general corporate purposes and to repay certain short-term debt.

11.  Other Accounting Changes

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

In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The corporation anticipates that the effect of this adoption will not be material to the results of operations in the period in which the SOP is adopted.

Also in 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." This SOP requires the expensing of certain costs such as pre-operating expenses and organizational costs associated with the corporation's start-up activities, and is effective for years beginning after December 15, 1998. The effect of adoption is required to be accounted for as a cumulative effect of change in accounting principle. The corporation anticipates that the amount recognized as a cumulative effect of change in accounting principle could range between $15 million and $25 million, depending on the period of adoption.

The corporation may consider early adoption of one or more of the preceding pronouncements.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Overview

The corporation reported third quarter 1998 net income available to common stockholders of $76 million, or $0.55 per diluted share, ($0.56 per basic share). For the first nine months of 1998, net income available to common stockholders was $336 million, or $2.41 per diluted share, ($2.47 per basic share).

For the corresponding quarter in 1997, the corporation reported net income available to common stockholders of $179 million, or $1.18 per diluted share, ($1.34 per basic share). For the first nine months of 1997, net income available to common stockholders was $522 million, or $3.49 per diluted share, ($3.97 per basic share).

The corporation's results were affected most significantly by declining average selling prices, particularly in the Basic Chemicals & Polymers segment. These declines reflect the overall deterioration of the supply/demand balance for the chemical industry, coupled with the global market's response to the depressed Asian economy. Customer volumes also declined largely due to a longer than anticipated shutdown of the corporation's largest olefins facilities at Taft, La. in connection with planned maintenance (a plant turnaround) and expansion. During the plant turnaround, the corporation purchased rather than produced ethylene, thereby eliminating the production and sale of the associated hydrocarbon co-products. Additionally, the corporation incurred certain costs, not incurred in the prior year, which were associated with the plant turnaround. In the third quarter of 1998, Partnership income (loss) was lower than in the same period of the prior year, principally the result of recognition of losses associated with Aspell Polymeres, SNC, ("Aspell") and reduced earnings from UOP LLC ("UOP"). Although the corporation's income from operations declined from the comparable periods in the prior year, results were positively impacted by a net gain associated with the favorable settlement of a litigation claim related to the UNIPOL Systems business.

The fourth quarter is anticipated to be a challenge for the corporation due to continuing deterioration in average selling prices, particularly in the Basic Chemicals & Polymers segment. Customer volumes will likely reflect some seasonal weakness in the fourth quarter. Likewise, the corporation expects to experience some seasonal increases in raw material costs, which would reduce the variable margin (net sales less variable manufacturing and distribution costs) close to historic lows for Basic Chemicals & Polymers products. The Asian economic decline will continue to adversely impact average selling prices and volumes in the Specialties & Intermediates segment, particularly in the solvents, intermediates and monomers and latex businesses. Licensing is expected to remain consistent with third quarter levels. It is anticipated that some improvement in our partnerships will occur as UOP's earnings improve modestly from the unusually depressed third quarter 1998 levels. Income from corporate investments carried at equity is expected to remain close to third quarter levels with some improvement in EQUATE being offset by continuing declines in Polimeri Europa as average selling prices decline. The olefins expansion at the Taft, La. facility is not expected to be complete until the middle of the fourth quarter and therefore, the fourth quarter will bear some additional costs over the same period in 1997. Finally, the corporation is in the process of implementing the largest and most complex phase of its information technology systems project. Additional costs and temporary business interruptions may be experienced as the implementation proceeds through the fourth quarter of 1998.

The 1997 Union Carbide Corporation EPS Incentive Plan is designed to grant awards to a limited number of senior managers if the corporation achieves $4.00 or more diluted earnings per share performance during 1999 and 2000.
The plan requires these senior managers to put an amount equivalent to a portion of their annual base pay at risk, should diluted earnings per share not equal or exceed $4.00 in the year 2000. Because of the Asian crisis, volume and average selling price pressures and other reasons, it is not likely that the goal of $4.00 per diluted share is attainable in 1999, and there is increasing uncertainty as to whether the goal is attainable in 2000. Failure to meet the requirements of the plan will result in forfeiture of the amounts at risk.

The corporation regularly reviews its assets, including investments, with the objective of maximizing the deployment of resources. In this regard, strategies or transactions implemented could result in material nonrecurring gains and losses.

Results of Operations

Net sales decreased 18.6 percent in the third quarter and 11.9 percent in the first nine months of 1998, compared to the same periods in 1997. Average selling prices declined 13.4 percent for the third quarter and 8.8 percent for the first nine months of 1998 compared to the same periods in 1997. Ethylene glycol and polyethylene, part of the Basic Chemicals & Polymers segment, experienced the most significant declines in average selling prices; however, average selling prices for a majority of the corporation's Specialties & Intermediates products were also affected by the continued weakness in Asian markets. Customer volume decreased 5.9 percent in the third quarter of 1998 compared to the third quarter of 1997, principally due to the reduced production and sale of hydrocarbon co-products. Volumes decreased 3.5 percent for the first nine months of 1998 as compared to similar periods in 1997, reflecting reduced shipments in the Basic Chemicals & Polymers segment, due in part to distribution problems in the first half of the year and reduced hydrocarbon co-product sales in the third quarter of 1998. Additionally, the corporation's solvents, intermediates and monomers product lines experienced lower volume due to reduced Asian demand.

Variable margin was 46.7 percent and 45.7 percent for the current three and nine month periods, respectively, compared to 45.0 percent and 43.9 percent, respectively, for the same periods in 1997. These increases are related to changes in product mix within the Specialties & Intermediates segment toward the sale of higher margin items, offset by variable margin declines in the Basic Chemicals & Polymers products as average selling prices declined at a faster rate than raw material costs.

Gross margin (variable margin less fixed manufacturing and distribution costs), as a percent of sales, decreased to 23.3 percent from 27.7 percent for the third quarter of 1998 compared to the same quarter in 1997 and decreased to 24.9 percent from 26.5 percent for the nine months ended September 30, 1998 compared to the same nine months of 1997. These declines reflect certain costs associated with the plant turnaround at the Taft, La. facility.

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

Information about the corporation's operations in its business segments for the third quarter and nine month periods of 1998 and 1997 follows. Sales of the Basic Chemicals & Polymers segment include intersegment sales, principally ethylene oxide, which are reflected at the estimated market value of the products transferred. Operating profit (loss) represents income before interest expense and provision for income taxes.

                                            Quarter ended    Nine months ended
                                              Sept. 30,          Sept. 30,
Millions of dollars                         1998     1997      1998     1997

                               Sales

Specialties & Intermediates                $  995   $1,141    $3,175   $3,402
Basic Chemicals & Polymers                    421      619     1,419    1,820
Intersegment Eliminations                     (66)    (101)     (224)    (259)
Total                                      $1,350   $1,659    $4,370   $4,963

                          Operating Profit (Loss)

Specialties & Intermediates                $  233   $  170    $  601   $  545
Basic Chemicals & Polymers                    (13)     125        65      288
Other                                         (30)      (4)      (41)      (4)
Total                                      $  190   $  291    $  625   $  829

                   Depreciation and Amortization

Specialties & Intermediates                $   61   $   55    $  182   $  161
Basic Chemicals & Polymers                     34       32       106       95
Total                                      $   95   $   87    $  288   $  256

                        Capital Expenditures

Specialties & Intermediates                $  111   $  130    $  332   $  321
Basic Chemicals & Polymers                    103       85       239      222
Total                                      $  214   $  215    $  571   $  543

Net sales of the Specialties & Intermediates segment decreased $146 million, or 12.8 percent in the current quarter compared to the same quarter in 1997, and $227 million, or 6.7 percent in the current nine month period as compared to the same nine months of 1997. For the three month period ended
September 30, 1998, this segment's average selling price decreased 7.2 percent and volume declined 6.0 percent as compared to the same period in 1997. For the first nine months of 1998, average selling prices decreased 4.4 percent while volume declined 2.3 percent as compared to the same period of 1997.

Volume and average selling prices decreased for both the three and nine month periods primarily in the solvents, intermediates and monomers product lines, where the impact of the Asian economic downturn was the greatest. Operating profit for the third quarter of 1998 improved by $63 million or 37.1 percent when compared to the same quarter of 1997; and improved $56 million or 10.3 percent for the first nine months of 1998 versus the same nine months in 1997. Included in operating profit for both the three and nine month periods in 1998 was a nonrecurring net gain of $118 million related to the favorable settlement of a UNIPOL Systems business litigation and a $53 million reduction in earnings related to losses associated with Aspell.

Net sales of the Basic Chemicals & Polymers segment decreased $198 million, or
32.0 percent in the current quarter versus the same quarter of 1997 and $401 million, or 22.0 percent in the first nine months of 1998 compared to the first nine months of 1997. These decreases were the result of a 27.2 percent and 19.4 percent decrease in average customer selling price, for the three and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997, as the chemical industry continues to move toward cyclical trough conditions. Additionally, customer volume declined 5.9 percent and 5.0 percent for the three and nine month periods ended September 30, 1998, respectively, as compared to the same periods in 1997. Operating profit (loss) declined from an operating profit of $125 million in the third quarter of 1997 to an operating loss of $13 million in the third quarter of 1998. Operating profit for the nine month period ended September 30, 1998 declined $223 million or 77.4 percent, compared to the same period in 1997. Although operating profit was directly impacted by the reduction in sales and costs associated with the plant turnaround at the Taft, La. facility, further declines in operating profit were mitigated by lower raw material costs in 1998 versus 1997.

The corporation's Other segment included a writedown of a long-term available-for-sale security and a reclassification, to a discontinued business, of an environmental accrual.

Depreciation and amortization increased $8 million to $95 million for the third quarter and $32 million to $288 million for the first nine months of 1998, compared to similar periods in 1997. The increases are principally the result of depreciation associated with completed capital projects.

Partnership income (loss) decreased $74 million and $82 million for the quarter and nine month periods ended September 30, 1998 compared to similar periods in 1997, respectively. This decrease is the result of a decline in earnings of UOP, primarily related to unfavorable market conditions in Asia, Russia and the Middle East, decreased earnings in Petromont due to industry declines in average selling prices and a full nine months of costs, principally research and development, associated with Univation, compared to only six months of such costs in 1997. Additionally, in the third quarter of 1998, the corporation recognized losses of $53 million associated with Aspell.

Interest expense increased $9 million to $28 million for the third quarter of 1998 and increased $27 million to $84 million for the first nine months of 1998 compared to the same periods in 1997, as the result of increased debt levels and a reduction in capitalized interest associated with the corporation's capital program.

The corporation's effective income tax rate was 35.8 percent and 31.1 percent for the third quarter and first nine months of 1998, respectively, compared to
30.5 percent and 29.5 percent for the same periods in 1997, respectively. The increased rate for 1998 reflects additional tax associated with the net gain from the settlement of a UNIPOL Systems business litigation.

Loss from corporate investments carried at equity increased $25 million, from $3 million in the third quarter of 1997 to $28 million in the third quarter of 1998. For the first nine months of 1998 loss from corporate investments carried at equity was $35 million compared to $2 million for the same period of 1997. Lower earnings in the three and nine month periods are mainly attributable to approximately $4 million of costs associated with the temporary outage of a government-owned transformer which supplies power to the EQUATE facility, coupled with declining average selling prices for Basic Chemicals & Polymers products in Asia and Europe, which affected operating results of both EQUATE and Polimeri Europa.

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

In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The corporation anticipates that the effect of this adoption will not be material to the results of operations in the period in which the SOP is adopted.

Also in 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." This SOP requires the expensing of certain costs such as pre-operating expenses and organizational costs associated with the corporation's start-up activities, and is effective for years beginning after December 15, 1998. The effect of adoption is required to be accounted for as a cumulative effect of change in accounting principle. The corporation anticipates that the amount recognized as a cumulative effect of change in accounting principle could range between $15 million and $25 million, depending on the period of adoption.

The corporation may consider early adoption of one or more of the preceding pronouncements.


Year 2000 Issue

Many of the corporation's older computer and process control systems use two digits to represent years, so they may interpret "00" as 1900 instead of 2000. This could result in errors or system failures. The corporation has a comprehensive program to address its own systems affected by this issue, including hardware and software, and to assess the readiness of its customers and suppliers.

Internal Efforts
The corporation has been working to ready its internal systems for several years. Since 1995, the corporation has expended significant funds to replace most of its U.S. commercial computers with a single integrated advanced information system. This project will make most of the corporation's commercial hardware and software systems Year 2000 ready and remains on schedule for completion by the end of 1998.

Finance and control operations of the new system were implemented in January 1998, plant maintenance and material management systems are being implemented plant by plant, and supply chain operations will be implemented during the fourth quarter of 1998. Selected subsidiary and Canadian operations are scheduled to be implemented in the first half of 1999.

In a separate effort, the international computer infrastructure is scheduled for upgrade by the end of third quarter 1999. Repairs to international commercial applications began in 1997 and are scheduled to be completed in the fourth quarter of 1998.

Applications which provide environmental compliance reporting are scheduled for replacement by the end of the third quarter 1999.

A strategy for addressing the balance of domestic and international internal processes, including hardware, software and control systems is progressing. The corporation has essentially completed an inventory of affected systems. Necessary remediation work has been defined, prioritized and is underway.


o  Commercial Systems
Remediation projects are under way for commercial computer systems in Human Resources, Health Safety and Environment, Engineering, Research and Development and other functional areas of the corporation. All are scheduled for completion by the end of third quarter 1999. Inventory and design work are complete in these areas.

o  Non-IT Systems
-  Manufacturing Units
The Year 2000 inventory of process control systems, logic controllers, process and laboratory analyzers and embedded devices is complete and remediation is proceeding. Remediation is expected to be largely complete by the end of third quarter 1999. In some cases, remediation will be done in the fourth quarter to avoid unplanned shutdowns.

Manufacturing units are being remediated and tested when planned major maintenance shutdowns afford such opportunity. During the turnaround at the Taft, La. facility, potential Year 2000 problems were recently addressed and solutions tested.

-  Other Business Systems
Other business systems including office and medical equipment and building/site systems have been inventoried and prioritized. Work to date indicates that fewer problems are anticipated in this area than originally expected. Remediation is expected to be complete by the third quarter of 1999.

External Efforts
The corporation is also reviewing its external relationships to address potential year 2000 impacts arising from interfaces with customers, suppliers and service providers with whom the corporation has a significant relationship, as well as the corporation's partnerships and joint ventures. The corporation is presently communicating with its most significant suppliers and customers to assess their ability to meet their sales and purchasing obligations, as well as with its partnerships and joint ventures to assess their readiness for the Year 2000, and will continue to monitor this into the Year 2000.

Expenditures
Expenditures (excluding the cost of internal personnel resources) for internal Year 2000 work and Year 2000 work associated with the corporation's vendors and suppliers, is expected to run between $50 and $60 million, over the life of the project, primarily affecting income in the period incurred. All costs are anticipated to be funded through operations of the corporation. Approximately 55% of these costs are expected to relate to repairing or upgrading current systems and 45% to existing hardware and software replacement, excluding the commercial systems upgrades and the environmental compliance project. As of September 30, 1998, approximately $7 million of this amount has been incurred. These estimates do not include costs associated with the replacement of most of the corporation's U.S. and international commercial computer systems with a single integrated advanced information system, the environmental reporting project or Year 2000 issues which the corporation's partnerships and joint ventures may incur.

Risks and Contingency Plans
Failure to sufficiently remediate the Year 2000 problem in a timely fashion poses substantial risks for the corporation. Reasonable worst-case scenarios include but are not limited to manufacturing system malfunctions, including shutdowns, and failure in the supply chain. The extent of these potential risks is uncertain at this time, and will be better defined as the project proceeds.

Contingency plans are being discussed, will be developed beginning in the first quarter of 1999 and are planned to be in place, as required, by the end of the third quarter of 1999. They will include consideration of alternative sources of supply, customer communication programs and plant and business response plans.

The corporation plans to complete its Year 2000 project prior to the Year 2000. However, considerable work remains to be accomplished and unforeseen difficulties may arise that could adversely affect the ability to complete systems modifications correctly, completely, on time and/or within cost estimates. In addition, there can be no assurance that customers, suppliers and service providers the corporation relies on, as well as the corporation's partnerships and joint ventures, will resolve their Year 2000 issues accurately, thoroughly and on time. Failure by the corporation or failure by the corporation's customers, suppliers, service providers, partnerships or joint ventures to complete the Year 2000 project by the Year 2000 could have a material adverse affect on future operating results or financial condition of the corporation.

No significant information technology projects have been delayed due to the corporation's Year 2000 efforts.


European Monetary Union

On January 1, 1999, eleven European Union member countries are scheduled to establish fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the euro. The euro will then trade on currency exchanges and can be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The corporation believes that its financial systems and processes will be euro ready on January 1, 1999 and that the cost of any system conversions will not be material. Although the corporation is still in the process of evaluating this conversion, the corporation does not expect the introduction of the euro to have a material effect on its industry segment businesses, consolidated results of operations or financial condition.

Financial Condition - September 30, 1998

Cash flow from operations for the first nine months of 1998 was $743 million, up from $730 million in the first nine months of 1997. The increase is principally the result of an increase in non-cash charges (credits) to net income, resulting from a $115 million decline in the combined results of partnerships and corporate investments carried at equity and an increase in deferred tax expense, which was partially offset by decreases in net income and cash used for long-term assets and liabilities. Working capital remained relatively consistent in total; however, increases in other current assets and decreases in payables and accruals were partially offset by decreases in notes and accounts receivable and inventories.

Cash flow for investing for the first nine months of 1998 was $594 million, a slight increase from $593 million in the comparable period of 1997, principally attributable to lower investment, advances and acquisitions and higher sales of fixed and other assets partially offset by an increase in capital expenditures. Major capital projects funded in the first nine months of 1998 included continuing work on an olefins expansion, a new butanol unit, a new CARBOWAX polyethylene glycol and TERGITOL surfactants facility and an ethanolamines unit, all at Taft, La.; a new olefins facility being built jointly with NOVA Chemicals Ltd., and a polyolefins project, both in Canada; as well as the upgrade of information technology infrastructure. Major capital projects in 1997 included a new CARBOWAX polyethylene glycol and TERGITOL surfactants facility, an ethanolamines unit and an olefins expansion, all at Taft, La., as well as an upgrade of information technology infrastructure.

At September 30, 1998, the corporation has approximately $170 million in commitments related to authorized construction projects and certain investments. These commitments are anticipated to be sourced through operating cash flows and borrowings.

Cash flow used for financing in the first nine months of 1998 was $123 million, an increase of $16 million from $107 million in the first nine months of 1997. The first nine months of 1998 included net proceeds of $248 million from the issuance of 6.25 percent public debentures due in June 2003. The first nine months of 1997 included $246 million net proceeds from the issuance of preferred stock of a subsidiary. Common stock repurchases under the existing common stock repurchase program totaled 5.6 million shares for cash of $255 million for the first nine months of 1998. In addition, in 1998 stock was reacquired from employees to satisfy tax withholding requirements on restricted shares issued under employee benefit plans. The corporation intends to acquire additional shares from time to time at prevailing market rates consistent with the combination of corporate cash flow and market conditions. Cash dividends for the first nine months of 1998 totaled
$92 million, while net repayments of debt, excluding the June 1998 issuance of public debentures, totaled $64 million.

On October 26, 1998, the corporation issued $110 million of floating rate public notes, due in April 2000, under the corporation's $500 million shelf registration statement covering debt securities. These notes bear interest at a rate which will be reset quarterly at the three-month London interbank offered rate, plus 0.65 percent. Interest on the notes will be paid quarterly beginning in January. The proceeds of this offering were used for general corporate purposes and to repay certain short-term debt.

In April 1998, the corporation and Petroliam Nasional Berhad, the national oil company of Malaysia, agreed to form three joint venture companies that will build and operate a 600,000 metric-tons-per-year ethylene plant, a 385,000 metric-tons-per-year ethylene oxide plant, and a multiple Specialties & Intermediates derivatives plant in Kerteh, Terengganu, Malaysia. The joint ventures' primary marketing focus will be in Southeast Asia. The corporation anticipates funding its approximate $500 million share of the cost of the complex through its 2001 planned startup date with internally generated funds and external debt.

The corporation's ratio of debt to total capital increased to 46.3 percent at September 30, 1998 from 44.2 percent at December 31, 1997. At September 30, 1998 there were no outstanding borrowings under the existing major bank credit agreement aggregating $1 billion. The corporation has an effective shelf registration statement covering $390 million of public debt securities at October 31, 1998.

                         PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         See Note 9 to the corporation's consolidated financial statements on pages 9 through 11 of this report on Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The following exhibits are filed as part of this report:

                  27 - Financial Data Schedule.

         (b) No reports on Form 8-K were filed for the three months ended September 30, 1998.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNION CARBIDE CORPORATION
                                                       (Registrant)




Date:  November 13, 1998                     By: /s/ John K. Wulff
                                                 JOHN K. WULFF
                                                 Vice-President, Chief
                                                 Financial Officer and
                                                 Controller

                                EXHIBIT INDEX



Exhibit                                                             Page
  No.                             Exhibit                            No.

  27        Financial Data Schedule                                  26