Form 10-K
period 1998-12-31
UNION CARBIDE CORP /NEW/
filed 1999-03-25
CIK 100790

Securities and Exchange Commission, Washington, D.C. 20549

       Annual Report on Form 10-K for the year ended December 31, 1998. Filed pursuant to Section 13 of the Securities Exchange Act of 1934.
                         Commission file number 1-1463

                           Union Carbide Corporation
                                   1998 10-K


Union Carbide Corporation              Tel. (203) 794-2000
39 Old Ridgebury Road                  State of incorporation: New York
Danbury, Connecticut 06817-0001        IRS identification number: 13-1421730


Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered

Common Stock ($1 par value)          New York Stock Exchange
                                     Chicago Stock Exchange, Incorporated
                                     The Pacific Stock Exchange Incorporated

Share Purchase Rights Plan           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At February 28, 1999, 132,990,557 shares of common stock were outstanding. Non-affiliates held 132,302,868 of those shares. The aggregate market value of the non-affiliate shares was $5.821 billion.

Documents incorporated by reference:

Annual report to stockholders for the year ended December 31, 1998 (Parts I and II)

Proxy statement for the annual meeting of stockholders to be held on April 28, 1999 (Part III)

                               Table of Contents

Part I
Item 1:  Business                                                            1
Item 2:  Properties                                                          3
Item 3:  Legal Proceedings                                                   5
Item 4:  Submission of Matters to a Vote of Security Holders                 5

Part II
Item 5:  Market for Registrant's Common Equity and Related Stockholder
           Matters                                                           6
Item 6:  Selected Financial Data                                             6
Item 7:  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             6
Item 7a: Quantitative and Qualitative Disclosures About Market Risk          6
Item 8:  Financial Statements and Supplementary Data                         6
Item 9:  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                              6

Part III
Item 10:  Directors and Executive Officers of the Registrant                 7
Item 11:  Executive Compensation                                             8
Item 12:  Security Ownership of Certain Beneficial Owners and Management     8
Item 13:  Certain Relationships and Related Transactions                     8

Part IV
Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K    9
Signatures                                                                  12
Exhibit Index                                                               13

Cautionary statement: All statements in this Annual Report on Form 10-K that do not reflect historical information are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (as amended). Forward-looking statements include statements concerning plans; objectives; strategies; anticipated future events or performance; sales; cost, expense and earnings expectations; the Year 2000 issue; the euro; interest rate and currency risk management; the chemical markets in 1999 and beyond; cost reduction targets; the corporation's share price; earnings and profitability targets; development, production and acceptance of new products and process technologies; ongoing and planned capacity additions and expansions; joint ventures; Management's Discussion & Analysis; and any other statements that do not reflect historical information. These include statements incorporated herein by reference to the 1998 annual report to stockholders. Such forward-looking statements are subject to risks and uncertainties. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include the supply/demand balance for the corporation's products; customer inventory levels; competitive pricing pressures; feedstock availability and costs; changes in industry production capacities and operating rates; currency exchange rates; interest rates; global economic conditions, particularly in Asia and Latin America; disruption in transportation facilities; competitive technology positions; failure by the corporation to achieve technology objectives, achieve cost reduction targets or complete projects on schedule and on budget; and inability to obtain new customers or retain existing ones. Some of these factors are discussed further in Part I, Item 1: Business.

Definition of Terms: See page 48 of the 1998 annual report to stockholders. Terms defined there are used herein.

Printed on Recycled, Recyclable Paper

                                    Part I


Item 1. Business

General-Union Carbide operates in two business segments of the chemicals and plastics industry, Specialties & Intermediates and Basic Chemicals & Polymers. Specialties & Intermediates converts basic and intermediate chemicals into a diverse portfolio of chemicals and polymers serving industrial customers in many markets. This segment also provides technology services, including licensing, to the oil and gas and petrochemicals industries. The Basic Chemicals & Polymers segment converts hydrocarbon feedstocks, principally liquefied petroleum gas and naphtha, into ethylene or propylene used to manufacture polyethylene, polypropylene, ethylene oxide and ethylene glycol for sale to third-party customers, as well as propylene, ethylene, ethylene oxide and ethylene glycol for consumption by the Specialties & Intermediates segment. The profitability of the Basic Chemicals & Polymers segment of the chemicals and plastics industry is highly cyclical, whereas that of the Specialties & Intermediates segment is less cyclical. Consequently, Union Carbide's results are subject to the swings of the business cycle in both the highly volatile Basic Chemicals & Polymers segment and the less volatile Specialties & Intermediates segment. In addition to its business segments, the corporation's Other segment includes its noncore operations and financial transactions other than derivatives designated as hedges, which are included in the same segment as the item being hedged. See pages 1, 4, 5, and "Results of Operations" on pages 7 through 13 of the 1998 annual report to stockholders for further information about Union Carbide's businesses, and Note 6 on pages 30 and 31 of the 1998 annual report to stockholders for financial information about Union Carbide's business segments.

Union Carbide does not produce against a backlog of firm orders; production is geared primarily to the level of incoming orders and to projections of future demand. Inventories of finished products, work in process and raw materials are maintained to meet delivery requirements of customers and Union Carbide's production schedules.

At year-end 1998, 11,627 people were employed in the manufacturing facilities, laboratories and offices of the corporation and its consolidated subsidiaries around the world.

Raw Materials, Products and Markets-See information herein and in the 1998 annual report to stockholders on pages 4 and 5. All products and services are marketed throughout the world by the corporation's direct sales force, and where appropriate, augmented by a network of Union Carbide authorized distributors.

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

Patents; Trademarks; Research and Development-Union Carbide owns a large number of United States and foreign patents that relate to a wide variety of products and processes, has pending a substantial number of patent applications throughout the world and is licensed under a number of patents. These patents expire at various times over the next 20 years. Such patents and patent applications in the aggregate are material to Union Carbide's competitive position. No one patent is considered to be material; however, the patent portfolio relating to the UNIPOL process technology is, in the aggregate, considered to be material to the Specialties & Intermediates segment and the corporation as a whole. Union Carbide also has a large number of trademarks. The UNION CARBIDE, UCAR and UNIPOL trademarks are material; no other single trademark is material.

Essentially all of Union Carbide's research and development activities are company-sponsored. The principal research and development facilities of Union Carbide are indicated in the discussion of Properties (Item 2) of this Form 10-K report. In addition to the facilities specifically indicated there, product development and process technology laboratories are maintained at some plants. Union Carbide expensed $143 million in 1998, $157 million in 1997, and $159 million in 1996 on company-sponsored research activities to develop new products, processes, or services, or to improve existing ones. Certain of Union Carbide's joint ventures conduct research and development within their business fields.

Environment-See Costs Relating to Protection of the Environment on pages 13 and 14 of the 1998 annual report to stockholders and Note 17 on pages 42 and 43 thereof.

Insurance-Union Carbide's policy is to obtain public liability and other insurance coverage at terms and conditions and at a cost that management considers fair and reasonable. Union Carbide's management believes it has a prudent risk management policy in effect and it periodically reviews its insurance coverage as to scope and amount and makes adjustments as deemed necessary. There is no assurance, however, that Union Carbide will not incur losses beyond the limits, or outside the coverage, of its insurance. Such insurance is subject to substantial corporate retentions.

Competition-Each of the major product and service areas in which Union Carbide participates is highly competitive. In some instances competition comes from manufacturers of the same products as those produced by Union Carbide and in other cases from manufacturers of different products which may serve the same markets as those served by Union Carbide's products. Some of Union Carbide's competitors, such as companies principally engaged in petroleum operations, have more direct access to hydrocarbon feedstocks and some have greater financial resources than Union Carbide.

The Specialties & Intermediates segment is characterized by differentiated products and is less subject to external changes in supply/demand relationships than the Basic Chemicals & Polymers segment. In the Specialties & Intermediates segment, competition is based primarily on product functionality and quality, with the more unique products commanding significant price premiums.

Products manufactured by the Specialties & Intermediates segment may compete with a few competitors in many products to many competitors in selected products. In all, approximately 40 other major specialty chemical companies manufacture products competitive with those of the Specialties & Intermediates segment.

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

The Basic Chemicals & Polymers segment competes with at least 12 other major producers of basic chemicals.

See pages 4 and 5 of the 1998 annual report to stockholders for information about each segment's principal products.

Union Carbide is a major marketer of petrochemical products throughout the world. Products that the corporation markets are largely produced in the United States, while products marketed by the corporation's joint ventures are principally produced outside the United States. Competitive products are produced throughout the world.

Union Carbide's international operations face competition from local producers and global competitors and a number of risks inherent in carrying on business outside the United States, including regional and global economic conditions, risks of nationalization, expropriation, restrictive action by local governments and changes in currency exchange rates.

See Note 6 on pages 30 and 31 of the 1998 annual report to stockholders for a summary of business and geographic segment information.

Item 2. Properties

In management's opinion, current facilities, together with planned expansions, will provide adequate production capacity to meet Union Carbide's planned business activities. Capital expenditures are discussed on pages 16 and 17 of the 1998 annual report to stockholders.

Listed below are the principal manufacturing facilities operated by Union Carbide worldwide. Research and engineering facilities are noted within each of the domestic and international descriptions below. Most of the domestic properties are owned in fee. Union Carbide maintains numerous domestic sales offices and warehouses, the majority of which are leased premises, whose lease terms are scheduled to expire in five years or less. All principal international manufacturing properties are owned or held under long-term leases. International administrative offices, technical service laboratories, sales offices and warehouses are owned in some instances and held under relatively short-term leases in other instances. The corporation's headquarters is located in Danbury, Connecticut and is leased.

Principal domestic manufacturing facilities and the principal products manufactured there are as follows:
Location       City                   Principal Product(s)
Specialties & Intermediates Segment
California     Torrance               Latexes
Georgia        Tucker                 Latexes
Illinois       Alsip                  Latexes
Louisiana      Greensburg             Hydroxyethyl cellulose derivatives
Louisiana      Norco (Cypress Plant)  Polypropylene catalysts
Louisiana      Taft                   Acrolein and derivatives,
                                      acrylic monomers, caprolactone,
                                      UV-curing resins, cycloaliphatic
                                      epoxides, glycol ethers, ethyleneamines,
                                      surfactants, ethanolamines, oxo alcohols
Louisiana      Taft (Star Plant)      Polyethylene catalysts
New Jersey     Bound Brook            Polyethylene compounds
New Jersey     Edison                 Lanolin and glucose derivatives
New Jersey     Somerset               Latexes
Puerto Rico    Bayamon                Latexes
Texas          Garland                Latexes
Texas          Seadrift               Ethanolamines, glycol ethers, ethylene-
                                      propylene rubber, polyethylene compounds
                                      for wire & cable, polyethylene catalysts
Texas          Texas City             Organic acids and esters, alcohols,
                                      aldehydes, ketones, vinyl acetate,
                                      solution vinyl resins, heat transfer
                                      fluids
West Virginia  Institute              Caprolactone derivatives, polyethylene
                                      glycol, hydroxyethyl cellulose,
                                      polyethylene oxide,  surfactants,
                                      ethylidene norbornene, glutaraldehyde,
                                      ethylene oxide catalysts, acetone and
                                      derivatives
West Virginia  South Charleston       Alkyl alkanolamines, miscellaneous
                                      specialty products, polyalkylene
                                      glycols, surfactants, specialty ketones, polyvinyl acetate resins, heat transfer fluids, aircraft deicing fluids, polyethylene catalysts

Basic Chemicals & Polymers Segment
Louisiana      Norco (Cypress Plant)  Polypropylene
Louisiana      Taft                   Ethylene oxide and glycol, olefins
Louisiana      Taft (Star Plant)      Polyethylene
Texas          Seadrift               Ethylene oxide and glycol, olefins,
                                      polyethylene, polypropylene
Texas          Texas City             Olefins

Research and development for the Specialties & Intermediates segment is carried on at technical centers in Bound Brook, Edison and Somerset, New Jersey; Tarrytown, New York; Cary, North Carolina; Houston and Texas City, Texas; and South Charleston, West Virginia. Research and development for the Basic Chemicals & Polymers segment is carried on at technical centers in Bound Brook and Somerset, New Jersey; Houston, Texas; and South Charleston, West Virginia. Process and design engineering for both segments is conducted at technical centers in South Charleston, West Virginia and in Houston, Texas, in support of domestic and foreign projects.

Principal international manufacturing facilities and the principal products manufactured there are as follows:

Country                     City         Principal Product(s)

Specialties & Intermediates Segment
Belgium                     Vilvoorde    Lanolin derivatives
Belgium                     Zwijndrecht  Hydroxyethyl cellulose
Brazil                      Aratu        Hydroxyethyl cellulose
Brazil                      Cabo         Vinyl acetate
Brazil                      Cubatao      Polyethylene
Ecuador                     Guayaquil    Latex
Indonesia                   Jakarta      Latex
Malaysia                    Seremban     Latex
People's Republic of China  Guangdong    Latex, hydroxyethyl cellulose
                                         derivatives
People's Republic of China  Shanghai     Latex
Philippines                 Batangas     Latex
Sri Lanka                   Colombo      Latex
Thailand                    Rayong       Latex
United Arab Emirates        Dubai        Latex
United Kingdom              Wilton       Glycol ethers, ethanolamines

Basic Chemicals & Polymers Segment
Canada                      Prentiss     Ethylene glycol
United Kingdom              Wilton       Ethylene oxide and glycol

Research and development for the Specialties & Intermediates segment is carried on at international facilities in Zwijndrecht, Belgium; Cubatao, Brazil; Montreal East, Canada; Jurong, Singapore; and Meyrin (Geneva), Switzerland.


Principal locations of the corporation's partnerships and corporate investments carried at equity and the principal products manufactured by those entities are as follows:

Specialties and Intermediates:

UOP LLC - a joint venture with Allied Signal Inc., accounted for as a partnership, which is a leading worldwide supplier of process technology, catalysts, molecular sieves and adsorbents to the petrochemical and gas-processing industries. UOP LLC has manufacturing facilities in Mobile, Alabama; Des Plaines and McCook, Illinois; Shreveport, Louisiana; Tonawanda, New York; Leverkusen, Germany; Reggio di Calabria, Italy; and Brimsdown, United Kingdom. UOP has several joint ventures with manufacturing sites in Hiratsuka and Yokkaichi, Japan and Shanghai, China. Research and development is performed at locations in Des Plaines, Illinois and Mobile, Alabama.

Nippon Unicar Company Limited - a Japan-based producer of polyethylene and specialty polyethylene compounds and specialty silicone products. This joint venture with Tonen Chemical Corporation has manufacturing facilities in Kawasaki and Komatsu, Japan.

Aspell Polymeres SNC - a France-based producer of polyethylene and specialty polyethylene compounds. This partnership with Elf Atochem S.A., a subsidiary of Elf Aquitaine, has a manufacturing facility in Gonfreville, France.

World Ethanol Company - a U.S.-based partnership with Archer Daniels Midland Company that supplies ethanol worldwide. This partnership has manufacturing facilities in Texas City, Texas and Peoria, Illinois.

Univation Technologies, LLC - a U.S.-based joint venture, accounted for as a partnership, with Exxon Chemical Company, a division of Exxon Corporation, for the licensing of polyethylene technology and research, development and commercialization of process technology and single site and other advanced catalysts for the production of polyethylene. The venture is also the sales agent for licensing of Union Carbide's UNIPOL technology. The company's headquarters is located in Houston, Texas. Research and development and engineering are performed at locations in Bound Brook, New Jersey; Baytown, Texas; Houston, Texas; and South Charleston, West Virginia. A catalyst manufacturing facility is located in Mont Belvieu, Texas.

Asian Acetyls, Co. Ltd. - a South Korea-based producer of vinyl acetate monomers used in the production of emulsion resins by customers in the coatings and adhesives industries. This corporate joint venture with BP Chemicals and Samsung Fine Chemicals Company has a manufacturing facility in Ulsan, South Korea.

Basic Chemicals and Polymers:

Polimeri Europa S.r.l. - a Europe-based producer of olefins and polyethylene resins. This corporate joint venture with EniChem S.p.A. of Italy operates facilities at Brindisi, Ferrara, Gela, Priolo and Ragusa, Italy; Dunkirk, France; and Oberhausen, Germany. The venture is headquartered in Milan, Italy.

EQUATE Petrochemical Company K.S.C. - a corporate joint venture with Petrochemical Industries Company and Boubyan Petrochemical Company, which manufactures ethylene, polyethylene and ethylene glycol at its world-scale petrochemicals complex in Shuaiba, Kuwait.

Petromont and Company, Limited Partnership - a Canada-based olefins and polyethylene resins producer owned jointly with Ethylec Inc. This partnership has manufacturing facilities at Montreal and Varennes, Quebec, Canada.

Alberta & Orient Glycol Company Limited - a corporate joint venture with Mitsui & Co., Ltd., Japan, and Far Eastern Textile Ltd., Taiwan. This Canada-based producer of ethylene glycol has a manufacturing facility in Prentiss, Alberta, Canada.


Item 3. Legal Proceedings

See Note 17 of Notes to Financial Statements on pages 42 and 43 of the 1998 annual report to stockholders.

On November 23, 1998, the West Virginia Division of Environmental Protection issued a Proposed Order to the corporation alleging violations of hazardous waste regulations at the corporation's South Charleston, West Virginia plant. The Proposed Order seeks a civil penalty of $359,200. The corporation is contesting the alleged violations and proposed penalty.


Item 4. Submission of Matters to a Vote of Security Holders

The corporation did not submit any matters to a stockholder vote during the last quarter of 1998.

                                   Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market and dividend information for the corporation's common stock is contained on pages 18, 19 and 45 of the 1998 annual report to stockholders. Information about the stock exchanges where the stock is traded in the United States is listed on page 46 of the 1998 annual report to stockholders. The declaration of dividends is a business decision made from time to time by the Board of Directors based on the corporation's earnings and financial condition and other factors the Board considers relevant.

The number of stockholders of record of the corporation's common stock is contained on page 1 of the 1998 annual report to stockholders.

Item 6. Selected Financial Data

Information pertaining to consolidated operations is included under the captions "From the Income Statement" and "From the Balance Sheet" and dividend information is included under the caption "Other Data" in the Selected Financial Data on pages 18 and 19 of the 1998 annual report to stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

See the information in the 1998 annual report to stockholders on pages 7 through 17.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Information pertaining to Quantitative and Qualitative Disclosures About Market Risk is included under the caption "Interest Rate and Currency Risk Management" and "Foreign Operations" in Management's Discussion and Analysis on pages 8 and 9 of the 1998 annual report to stockholders.

Item 8. Financial Statements and Supplementary Data

The consolidated balance sheet of Union Carbide Corporation and subsidiaries at December 31, 1998 and 1997 and the consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, together with the report thereon of KPMG LLP dated January 22, 1999, are contained on pages 20 through 44 of the 1998 annual report to stockholders.

Quarterly income statement data are contained on page 45 of the 1998 annual report to stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Union Carbide has not had any disagreements covered by this item with KPMG LLP, its independent auditors.

                                   Part III

Item 10. Directors and Executive Officers of the Registrant

For background information on the Directors of Union Carbide Corporation whose terms are expected to continue after the annual meeting of stockholders and persons nominated to become Directors, see pages 7 through 10 of the proxy statement for the annual meeting of stockholders to be held on April 28, 1999.

The principal executive officers of the corporation are as follows. Data is as of March 25, 1999.


                                                                          Year
                                                                         First
Name                  Age Position                                     Elected
William H. Joyce      63  Chairman of the Board, President and Chief
                            Executive Officer                             1993
Joseph S. Byck        57  Vice-President                                  1991
Bruce D. Fitzgerald   59  Vice-President, General Counsel and Secretary   1999
James F. Flynn        56  Vice-President                                  1993
Malcolm A. Kessinger  55  Vice-President                                  1991
Lee P. McMaster       56  Vice-President                                  1993
Joseph C. Soviero     60  Vice-President                                  1993
Roger B. Staub        64  Vice-President                                  1993
John K. Wulff         50  Vice-President, Chief Financial Officer and
                            Controller                                    1988

There are no family relationships between any officers or directors of the corporation. There is no arrangement or understanding between any officer and any other person pursuant to which the officer was elected an officer. An officer is elected by the Board of Directors to serve until the next annual meeting of stockholders and until his successor is elected and qualified.

The table on the next page gives a summary of the positions held during at least the past five years by each officer. Each of the officers has been employed by the corporation for the past five years.

Name                  Position                                 Years Held

William H. Joyce      Chairman of the Board, President and
                        Chief Executive Officer                1996 to present
                      President and Chief Executive Officer    1995 to 1995
                      President and Chief Operating Officer    1993 to 1995

Joseph S. Byck        Vice-President                           1991 to present

Bruce D. Fitzgerald   Vice-President, General Counsel and
                        Secretary                              1999 to present
                      Deputy General Counsel                   1987 to 1998

James F. Flynn        Vice-President                           1993 to present

Malcolm A. Kessinger  Vice-President                           1991 to present

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

See "Section 16(a) Beneficial Ownership Reporting Compliance" on page 21 of the proxy statement for the annual meeting of stockholders to be held on April 28, 1999.


Item 11. Executive Compensation

See pages 17 through 19 of the proxy statement for the annual meeting of stockholders to be held on April 28, 1999.


Item 12. Security Ownership of Certain Beneficial Owners and Management

See pages 20 and 21 of the proxy statement for the annual meeting of stockholders to be held on April 28, 1999.


Item 13. Certain Relationships and Related Transactions

See page 10 of the proxy statement for the annual meeting of stockholders to be held on April 28, 1999.

                                   Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

UNION CARBIDE CORPORATION

(a)  The following documents are filed as part of this report:

     1. The consolidated financial statements set forth on pages 20 through 43 and the Independent Auditors' Report set forth on page 44 of the 1998 annual report to stockholders are incorporated by reference in this Annual Report on Form 10-K.

     2. The Report on Schedule of KPMG LLP appears on page 10 of this Annual Report on Form 10-K.

     3. The following schedule should be read in conjunction with the consolidated financial statements incorporated by reference in Item 8 of this Annual Report on Form 10-K. Schedules other than those listed have been omitted because they are not applicable.

                                                                Page in this
                                                              Form 10-K Report

         Valuation and Qualifying Accounts (Schedule II),
         three years ended December 31, 1998                         11


(b) The corporation filed the following reports on Form 8-K for the three months ended December 31, 1998.

     1. Form 8-K dated September 18, 1998, contained the corporation's Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 1998 and the years ended December 31, 1997, 1996, 1995, 1994 and 1993 and the corporation's press release dated September 18, 1998.

     2. Form 8-K dated December 8, 1998, contained the corporation's press release dated December 8, 1998.


(c) Exhibits-See Exhibit Index on pages 13 through 16 for exhibits filed with this Annual Report on Form 10-K.

                        Report of Independent Auditors

The Board of Directors
Union Carbide Corporation

Under date of January 22, 1999, we reported on the consolidated balance sheets of Union Carbide Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, as contained on pages 20 through 43 in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)3. This financial statement schedule is the responsibility of the corporation's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                        KPMG LLP

Stamford, Conn.
January 22, 1999

                 Schedule II-Valuation and Qualifying Accounts

Union Carbide Corporation and Consolidated Subsidiaries

                                                                           Deductions
                                                                     Items determined
                                                                 to be uncollectible,
                                               Additions                less recovery
                           Balance at  Charged to  Reclassified            of amounts  Balance at
                            beginning   costs and    from other            previously      end of
                            of period    expenses      accounts           written off      period

                                                Millions of dollars, year ended December 31, 1998
Allowance for
  doubtful accounts        $11               $ 3           $ 8                    $ -         $22

                                                Millions of dollars, year ended December 31, 1997
Allowance for
  doubtful accounts        $10               $ 3           $ -                    $ 2         $11

                                                Millions of dollars, year ended December 31, 1996
Allowance for
  doubtful accounts        $11               $ 1           $ -                    $ 2         $10

                                    Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Union Carbide Corporation


March 25, 1999
                                            /s/ John K. Wulff
                                        by: John K. Wulff
                                            Vice-President, Chief Financial
                                            Officer and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the corporation and in the capacities indicated on March 25, 1999.



/s/William H. Joyce          /s/C. Fred Fetterolf      /s/Ronald L. Kuehn, Jr.
William H. Joyce             C. Fred Fetterolf         Ronald L. Kuehn, Jr.
Director, Chairman of        Director                  Director
the Board, President and
Chief Executive Officer


/s/John K. Wulff             /s/Rainer E. Gut          /s/Rozanne L. Ridgway
John K. Wulff                Rainer E. Gut             Rozanne L. Ridgway
Vice-President, Chief        Director                  Director
Financial Officer
and Controller

                             /s/Vernon E. Jordan, Jr.  /s/James M. Ringler
                             Vernon E. Jordan, Jr.     James M. Ringler
                             Director                  Director


                             /s/Robert D. Kennedy      /s/Paul J. Wilhelm
                             Robert D. Kennedy         Paul J. Wilhelm
                             Director                  Director

                                Exhibit Index

Exhibit No.

 3.1 Amended and Restated Certificate of Incorporation as filed June 25, 1998 (See Exhibit 3 of the corporation's June 30, 1998 Form 10-Q).

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

 4.3.1 Rights Agreement, dated as of July 26, 1989, as amended and restated as of May 27, 1992, between the corporation and Chase Mellon Shareholder Services Inc. (successor to Manufacturers Hanover Trust Company), as Rights Agent (See Exhibit 4(a) to the corporation's Form 8 filed with the Commission on June 1, 1992, file number 1-10297).

 4.3.2 Amendment to Rights Agreement, dated as of December 3, 1996, between the corporation and Chase Mellon Shareholder Services Inc. as Successor Rights Agent (See Exhibit 99.1 of the corporation's Form 8-K dated December 3, 1996).

10.1 Indemnity Agreement dated as of December 8, 1997, between the corporation and James F. Flynn. The Indemnity Agreement filed with the Commission is substantially identical in all material respects, except as to the parties thereto and dates thereof, with Indemnity Agreements between the corporation and each other person who is a director or executive officer of the corporation (See Exhibit 10.1 of the corporation's 1997 Form 10-K).

10.2.1  1988 Union Carbide Long-Term Incentive Plan.

10.2.2 Amendment to the 1988 Union Carbide Long-Term Incentive Plan effective June 1, 1989 (See Exhibit 10.14.2 of the corporation's 1994 Form 10-K).

10.2.3 Amendment to the 1988 Union Carbide Long-Term Incentive Plan effective August 1, 1989 (See Exhibit 10.14.3 of the corporation's 1994 Form 10-K).

10.2.4 Resolutions adopted by the Board of Directors of the corporation on February 26, 1992, with respect to stock options granted under the 1988 Union Carbide Long-Term Incentive Plan (See Exhibit 10.2.4 of the corporation's 1997 Form 10-K).

10.2.5 Resolutions adopted by the Compensation and Management Development Committee of the Board of Directors of the corporation on June 30, 1992, with respect to the 1988 Union Carbide Long-Term
        Incentive Plan (See Exhibit 10.2.5 of the corporation's 1997
        Form 10-K).

10.2.6 Amendment to the 1988 Union Carbide Long-Term Incentive Plan effective October 1, 1997 (See Exhibit 10.2.6 of the corporation's 1997
        Form 10-K).

10.3.1 1983 Union Carbide Bonus Deferral Program (See Exhibit 10.4.1 of the corporation's 1996 Form 10-K).

10.3.2 Amendment to the 1983 Union Carbide Bonus Deferral Program effective January 1, 1992 (See Exhibit 10.3.2 of the corporation's 1997
        Form 10-K).

10.4.1 1984 Union Carbide Cash Bonus Deferral Program (See Exhibit 10.5.1 of the corporation's 1996 Form 10-K).

10.4.2 Amendment to the 1984 Union Carbide Cash Bonus Deferral Program effective January 1, 1986 (See Exhibit 10.5.2 of the corporation's 1996 Form 10-K).

Exhibit No.

10.4.3 Amendment to the 1984 Union Carbide Cash Bonus Deferral Program effective January 1, 1992 (See Exhibit 10.4.3 of the corporation's 1997 Form 10-K).

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

10.5.2 Amendment to the Equalization Benefit Plan effective January 1, 1994 (See Exhibit 10.18.2 of the corporation's 1994 Form 10-K).

10.6.1 Supplemental Retirement Income Plan (See Exhibit 10.7.1 of the corporation's 1996 Form 10-K).

10.6.2 Amendment to the Supplemental Retirement Income Plan effective January 1, 1994 (See Exhibit 10.19.3 of the corporation's 1994 Form 10-K).

10.6.3 Amendment to the Supplemental Retirement Income Plan effective January 1, 1995 (See Exhibit 10.18.3 of the corporation's 1995 Form 10-K).

10.7 Union Carbide Non-Employee Directors' Compensation Deferral Plan effective February 1, 1997 (See Exhibit 10.7 of the corporation's 1997 Form 10-K).

10.8 Severance Compensation Agreement, dated February 10, 1998, between the corporation and Ron J. Cottle. The Severance Compensation Agreement filed with the Commission is substantially identical in all material aspects, except as to the parties thereto and dates thereof, with Agreements between the corporation and other officers and employees of the corporation (See Exhibit 10.8 of the corporation's 1997
        Form 10-K).

10.9 Resolution adopted by the Board of Directors of the corporation on November 30, 1988, with respect to an executive life insurance program for officers and certain other employees.

10.10 1997 Union Carbide Variable Compensation Plan effective July 1, 1997 (See Exhibit 10.10 of the corporation's 1997 Form 10-K).

10.11.1 Union Carbide Corporation Benefits Protection Trust, amended and restated effective August 29, 1997 (See Exhibit 10.11.1 of the corporation's 1997 Form 10-K).

10.11.2 Amendment to the Union Carbide Corporation Benefits Protection Trust effective November 1, 1997 (See Exhibit 10.11.2 of the corporation's 1997 Form 10-K).

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

10.14.1 Union Carbide Corporation Non-Employee Directors' Retirement Plan (See
        Exhibit 10.27 of the corporation's 1994 Form 10-K).

10.14.2 Amendment to the Union Carbide Corporation Non-Employee Directors' Retirement Plan effective May 1, 1997 (See Exhibit 10.14.2 of the corporation's 1997 Form 10-K).

10.15.1 1994 Union Carbide Long-Term Incentive Plan (See Exhibit 10.28 of the corporation's 1994 Form 10-K).

Exhibit No.

10.15.2 Amendment to the 1994 Union Carbide Long-Term Incentive Plan effective October 1, 1997 (See Exhibit 10.15.2 of the corporation's 1997
        Form 10-K).

10.16.1 Amendment and Restatement to Union Carbide Compensation Deferral Program effective October 1, 1995 (See Exhibit 10.28 of the corporation's 1995 Form 10-K).

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

10.19.2 Amendment to the 1997 Union Carbide Long-Term Incentive Plan effective April 23, 1997 (See Exhibit 10.19.2 of the corporation's 1997
        Form 10-K).

10.20 1997 Stock Option Plan for Non-Employee Directors of Union Carbide Corporation (See Appendix B of the corporation's proxy statement filed with the Commission March 12, 1997, file number: 001-01463).

10.21 1997 Union Carbide Corporation EPS Incentive Plan (See Exhibit 10.21 of the corporation's 1997 Form 10-K).

10.22 The Mid-Career Hire Plan for Employees of Union Carbide Corporation and Its Participating Subsidiary Companies, effective December 3, 1996 (See Exhibit 10.22 of the corporation's 1997 Form 10-K).

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

13 The corporation's 1998 annual report to stockholders (such report, except for those portions which are expressly referred to in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of the Form 10-K).

21      Subsidiaries of the corporation.

23      Consent of KPMG LLP.

27.1    Financial Data Schedule for the year ended December 31, 1998.

27.2 Restated Financial Data Schedule for the years ended December 31, 1997 and 1996.

27.3 Restated Financial Data Schedule for the three months ended March 31, 1997, the six months ended June 30, 1997 and the nine months ended September 30, 1997.


Wherever an exhibit listed above refers to another exhibit or document (e.g., "See Exhibit 6 of . . ."), that exhibit or document is incorporated herein by such reference.

A copy of any exhibit listed above may be obtained on written request to the Secretary's Department, Union Carbide Corporation, 39 Old Ridgebury Road, Danbury, CT 06817-0001. The charge for furnishing any exhibit is 25 cents per page plus mailing costs.

UC-1729
Printed in USA