Form 10-Q
period 1999-03-31
UNION CARBIDE CORP /NEW/
filed 1999-05-13
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C  20549
                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

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

           Class                                 Outstanding at April 30, 1999
Common Stock, $1 par value                             132,902,290 shares


              Total number of sequentially numbered pages in this filing, including exhibits thereto:  25

                                     INDEX

                                                                         PAGE
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements of Union Carbide Corporation and
           Subsidiaries

         Condensed Consolidated Statement of Income -
           Quarter Ended March 31, 1999 and 1998.....................      3

         Condensed Consolidated Balance Sheet -
           March 31, 1999 and December 31, 1998......................      4

         Condensed Consolidated Statement of Cash Flows -
           Quarter Ended March 31, 1999 and 1998.....................      5

         Notes to Condensed Consolidated Financial Statements .......    6-11

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................   12-20

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...   13-14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     21

Item 2.  Changes in Securities and Use of Proceeds...................     21

Item 4.  Submission of Matters to a Vote of Security Holders.........     21

Item 6.  Exhibits and Reports on Form 8-K............................     22

Signature............................................................     23

Exhibit Index........................................................     24

Cautionary statement: All statements in this Quarterly Report on Form 10-Q that do not reflect historical information are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (as amended). Forward-looking statements include statements concerning plans; objectives; strategies; anticipated future events or performance; sales; cost, expense and earnings expectations; the Year 2000 issue; interest rate and currency risk management; the chemical markets in 1999 and beyond; cost reduction targets; earnings and profitability targets; development, production and acceptance of new products and process technologies; ongoing and planned capacity additions and expansions; joint ventures; Management's Discussion & Analysis; and any other statements that do not reflect historical information. Such forward-looking statements are subject to risks and uncertainties. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include the supply/demand balance for the corporation's products; customer inventory levels; competitive pricing pressures; feedstock availability and costs; changes in industry production capacities and operating rates; currency exchange rates; interest rates; global economic conditions; disruption in transportation facilities; competitive technology positions; failure by the corporation to achieve technology objectives, Year 2000 readiness, achieve cost reduction targets or complete projects on schedule and on budget; and inability to obtain new customers or retain existing ones.

                        PART I. FINANCIAL INFORMATION

                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                         Millions of dollars
                                                    (Except per share figures)
                                                      Quarter ended Mar. 31,
                                                           1999        1998
NET SALES                                                $ 1,402     $ 1,561

  Cost of sales, exclusive of depreciation and
    amortization                                           1,042       1,161
  Research and development                                    37          37
  Selling, administrative and other expenses(a)               70          84
  Depreciation and amortization                              104          95
  Partnership income                                           6          37
  Other income - net                                          14          11

INCOME BEFORE INTEREST EXPENSE AND PROVISION FOR
  INCOME TAXES                                               169         232
  Interest expense                                            31          27

INCOME BEFORE PROVISION FOR INCOME TAXES                     138         205
  Provision for income taxes                                  34          59

INCOME OF CONSOLIDATED COMPANIES AND PARTNERSHIPS            104         146
  Minority interest                                            1           1
  Loss from corporate investments carried at equity           32           3

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                        71         142
  Cumulative effect of change in accounting principle        (20)          -

NET INCOME                                               $    51     $   142

Earnings per common share
  Basic -
    Income before cumulative effect of change
      in accounting principle                            $  0.53     $  1.03
    Cumulative effect of change in accounting principle    (0.14)          -
    Net income                                              0.39        1.03

  Diluted -
    Income before cumulative effect of change
      in accounting principle                            $  0.52     $  1.01
    Cumulative effect of change in accounting principle    (0.14)          -
    Net income                                              0.38        1.01
Cash dividends declared per common share                 $  0.2250   $  0.2250



(a) Selling, administrative and other expenses include:
      Selling                                            $    23     $    26
      Administrative                                          25          29
      Other expenses                                          22          29
                                                         $    70     $    84

The Notes to Condensed Consolidated Financial Statements on Pages 6 through 11 should be read in conjunction with this statement.

                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                     Millions of dollars
                                                     Mar. 31,  Dec. 31,
                                                       1999       1998

ASSETS
  Cash and cash equivalents                           $   33     $   49
  Notes and accounts receivable                          997        933
  Inventories                                            571        667
  Other current assets                                   273        257
  Total current assets                                 1,874      1,906

  Property, plant and equipment                        8,509      8,409
  Less: Accumulated depreciation                       4,290      4,228
  Net fixed assets                                     4,219      4,181

  Companies carried at equity                            586        624
  Other investments and advances                         122        141
  Total investments and advances                         708        765

  Other assets                                           491        439

  Total assets                                        $7,292     $7,291


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                    $  226     $  264
  Short-term debt and current portion of
    long-term debt                                       515        426
  Accrued income and other taxes                          57        110
  Other accrued liabilities                              642        670
  Total current liabilities                            1,440      1,470

  Long-term debt                                       1,796      1,796
  Postretirement benefit obligation                      445        450
  Other long-term obligations                            618        602
  Deferred credits                                       535        488
  Minority stockholders' equity in consolidated
    subsidiaries                                          37         36
  Stockholders equity:
    Common stock - authorized - 500,000,000 shares
                 - issued     - 155,523,242 shares
                     (155,052,017 shares in 1998)        156        155
    Additional paid-in capital                            89         79
    Other equity adjustments                               -         (2)
    Accumulated other comprehensive loss                (157)      (104)
    Retained earnings                                  3,379      3,357
    Unearned employee compensation - ESOP                (55)       (67)
    Treasury stock, at cost-22,863,615 shares
                (22,366,017 shares in 1998)             (991)      (969)
  Total stockholders equity                            2,421      2,449
  Total liabilities and stockholders' equity          $7,292     $7,291

The Notes to Condensed Consolidated Financial Statements on Pages 6 through 11 should be read in conjunction with this statement.

                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    Millions of dollars
                                                  Quarter ended Mar. 31,
                                                     1999         1998
                                                  Increase (decrease) in
                                                cash and cash equivalents
OPERATIONS
  Income before cumulative effect of change in
    accounting principle                            $  71        $ 142
  Noncash charges (credits) to net income
    Depreciation and amortization                     104           95
    Deferred income taxes                              39           40
    Equity in (earnings) losses of joint ventures,
      net of cash received                             33           (8)
    Other                                               2           22
  Increase in working capital(a)                     (135)        (148)
  Long-term assets and liabilities                    (13)          (4)
Cash Flow From Operations                             101          139
INVESTING
  Capital expenditures                               (173)        (146)
  Investments, advances and acquisitions              (19)          (5)
  Proceeds from the sale of
    available-for-sale securities                       8            9
  Purchase of available-for-sale securities            (9)         (12)
  Sale of fixed and other assets                       18            3
Cash Flow Used for Investing                         (175)        (151)
FINANCING
  Change in short-term debt (3 months or less)        111           80
  Proceeds from short-term debt                         -            7
  Repayments of short-term debt                        (4)           -
  Proceeds from long-term debt                         37            -
  Repayments of long-term debt                        (52)          (1)
  Issuance of common stock                              9           13
  Purchase of common stock                            (22)         (49)
  Payment of dividends                                (29)         (30)
  Other                                                 9            9
Cash Flow From Financing                               59           29
Effect of exchange rate changes on cash and
  cash equivalents                                     (1)           -
  Change in cash and cash equivalents                 (16)          17
Cash and cash equivalents, beginning-of-period         49           20
Cash and cash equivalents, end-of-period            $  33        $  37

Cash paid for interest and income taxes
  Interest (net of amount capitalized)              $  24        $  18
  Income taxes                                      $   6        $   8


(a) Net change in certain components of working capital (excluding noncash transactions):

(Increase) decrease in current assets
  Notes and accounts receivable                 $ (79)       $ (61)
  Inventories                                      96           (5)
  Other current assets                            (36)           5
Decrease in payables and accruals                (116)         (87)
Increase in working capital                     $(135)       $(148)


The Notes to Condensed Consolidated Financial Statements on Pages 6 through 11 should be read in conjunction with this statement.

                    UNION CARBIDE CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments consist of only normal recurring adjustments. The accompanying statements should be read in conjunction with the Notes to Financial Statements of Union Carbide Corporation and Subsidiaries ("the corporation" or "UCC") in the 1998 annual report to stockholders.

Unrealized gains and losses resulting from translating foreign subsidiaries' assets and liabilities into U.S. dollars generally are recognized as part of "Comprehensive Income (Loss)", and are included in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheet until such time as the subsidiary is sold or substantially or completely liquidated. Translation gains and losses relating to those operations located in Latin American countries where hyperinflation exists and to international operations using the U.S. dollar as their functional currency are included in the Condensed Consolidated Statement of Income.


2.  Comprehensive Income (Loss)

The following summary presents the components of comprehensive income (loss):

                                                          Quarter Ended
                                                       Mar. 31,   Mar. 31,
Millions of dollars                                      1999       1998
Net income                                              $  51      $ 142
Other comprehensive income (loss):
  Unrealized gains and losses on available-for-sale
    securities, net of reclassification adjustment,
    net of tax                                              -          6
  Foreign currency translation adjustments                (53)         8

Total Comprehensive Income (Loss)                       $  (2)     $ 156

3. Inventories

                                                       Mar. 31,   Dec. 31,
Millions of dollars                                      1999       1998
Raw materials and supplies                              $ 163      $ 187
Work in process                                            28         41
Finished goods                                            380        439
                                                        $ 571      $ 667

                                    - 6 -

4.  Business and Geographic Segment Information

The corporation has two operating segments, Specialties & Intermediates (S&I) and Basic Chemicals & Polymers (BC&P). The S&I segment includes the corporation's specialty chemicals and polymers product lines, licensing, and solvents and chemical intermediates. The BC&P segment includes the corporation's ethylene and propylene manufacturing operations as well as the production of first-level ethylene and propylene derivatives-polyethylene, polypropylene, ethylene oxide and ethylene glycol. In addition to its operating segments, the corporation's Other segment includes its non-core operations and financial transactions other than derivatives designated as hedges, which are included in the same segment as the item being hedged.

Sales of the BC&P segment include intersegment sales, principally ethylene oxide, which are made at the estimated market value of the products transferred. The corporation evaluates performance based on Income before interest expense and provision for income taxes (operating profit).

                                    S&I       BC&P      Other      Total
Millions of dollars
for the three months ended
March 31, 1999
  Net sales                        $1,034      $368        $ -     $1,402
  Intersegment revenues                 -        53          -         53
  Segment revenues                  1,034       421          -      1,455
  Depreciation and amortization        63        41          -        104
  Partnership income                    4         2          -          6
  Operating profit (loss)             203       (38)         4        169
  Interest expense                      -         -         31         31
  Income (loss) from corporate
    investments carried at equity       4       (36)         -        (32)


March 31, 1998
  Net sales                        $1,120      $441        $ -     $1,561
  Intersegment revenues                 -        77          -         77
  Segment revenues                  1,120       518          -      1,638
  Depreciation and amortization        60        35          -         95
  Partnership income                   37         -          -         37
  Operating profit (loss)             202        36         (6)       232
  Interest expense                      -         -         27         27
  Income (loss) from corporate
    investments carried at equity       3        (6)         -         (3)

                                    - 7 -

5.  Earnings Per Share

                                                        Quarter Ended
Millions of dollars,                                 Mar. 31,     Mar. 31,
except per share amounts                               1999         1998
Basic -
  Income before cumulative effect of change
    in accounting principle                             $  71        $ 142
  Cumulative effect of change in accounting
    principle                                             (20)           -
  Net income                                            $  51        $ 142

  Weighted average number of shares
    outstanding for basic calculation             132,848,490  136,875,966

  Earnings per share -
    Income before cumulative effect of change
      in accounting principle                           $0.53        $1.03
    Cumulative effect of change in accounting
      principle                                         (0.14)           -
    Net income                                           0.39         1.03


Diluted -
  Income before cumulative effect of change
    in accounting principle                             $  71        $ 142
  Cumulative effect of change in accounting
    principle                                             (20)           -
  Net income                                            $  51        $ 142

  Weighted average number of shares
    outstanding for basic calculation             132,848,490  136,875,966
      Add: Effect of stock options                  2,861,529    3,534,250
  Weighted average number of shares
    outstanding for diluted calculation           135,710,019  140,410,216

  Earnings per share -
    Income before cumulative effect of change
      in accounting principle                           $0.52        $1.01
    Cumulative effect of change in accounting
      principle                                         (0.14)           -
    Net income                                           0.38         1.01

6.  Common Stock

Since inception of its repurchase authorization in 1993 through March 31, 1999, the corporation has repurchased 55.9 million shares (0.5 million during the first quarter of 1999) out of a total authorization of 60 million shares, at an average effective price of $35.89 per share. The corporation will continue to acquire additional shares from time to time at prevailing market prices, at a rate consistent with the combination of corporate cash flow and market conditions.

In conjunction with the corporation's common stock buyback program put options were sold in a series of private placements, all of which were either exercised or expired unexercised prior to December 31, 1997. Premiums received were recorded as Additional paid-in capital and reduced the average price of repurchased shares from $36.13 per share to $35.89 per share, since inception of the program.


7.  Commitments and Contingencies

The corporation has entered into three major agreements for the purchase of ethylene-related products and three other purchase agreements in the U.S. and Canada. The net present value of the fixed and determinable portion of these obligations at March 31, 1999 totaled $250 million.

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

At March 31, 1999, the corporation had established environmental remediation accruals in the amount of $210 million. These accruals have two components, estimated future expenditures for site investigation and cleanup and estimated future expenditures for closure and postclosure activities. In addition, the corporation had environmental loss contingencies of $118 million.

The corporation has sole responsibility for the remediation of approximately 40 percent of its environmental sites. These sites are well advanced in the investigation and cleanup stage. The corporation's environmental accruals at March 31, 1999 included $160 million for these sites, of which $63 million was for estimated future expenditures for site investigation and cleanup and $97 million was for estimated future expenditures for closure and postclosure activities. In addition, $63 million of the corporation's environmental loss contingencies related to these sites. The two sites with the largest total potential cost to the corporation are nonoperating sites. Of the above accruals, these sites accounted for $37 million, of which $18 million was for estimated future expenditures for site investigation and cleanup and $19 million was for estimated future expenditures for closure and postclosure activities. In addition, $44 million of the above environmental loss contingencies related to these sites.

The corporation does not have sole responsibility at the remainder of its environmental sites. All of these sites are in the investigation and cleanup stage. The corporation's environmental accruals at March 31, 1999 included $50 million for estimated future expenditures for site investigation and cleanup at these sites. In addition, $55 million of the corporation's environmental loss contingencies related to these sites. The largest of these sites is also a nonoperating site. Of the above accruals, this site accounted for $6 million for estimated future expenditures for site investigation and cleanup. In addition, $7 million of the above environmental loss contingencies related to this site.

In 1998, worldwide expenses related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, totaled $91 million. Expenses in 1997 and 1996 were $100 million and $110 million, respectively. While estimates of the costs of environmental protection for 1999 are necessarily imprecise, the corporation estimates that the level of these expenses will be at a level comparable to the average of the last three years.

The corporation has severally guaranteed 45 percent (approximately
$563 million at March 31, 1999) of EQUATE Petrochemical Company's debt and working capital financing needs until certain completion and financial tests are achieved. If these tests are met, a $54 million several guarantee will provide ongoing support thereafter. The corporation also severally guaranteed certain sales volume targets until EQUATE's sales capabilities are proved. In addition, the corporation has pledged its shares in EQUATE as security for EQUATE's debt. The corporation has political risk insurance coverage for its equity investment and, through March 31, 2001, substantially all of its guarantee of EQUATE's debt.

The corporation had additional contingent obligations at March 31, 1999 of $86 million, of which $54 million related to guarantees of debt.

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

The corporation has recorded nonenvironmental litigation accruals of $138 million, and related insurance recovery receivables of $122 million. At March 31, 1999, the corporation had nonenvironmental litigation loss contingencies of $65 million.

While it is impossible at this time to determine with certainty the ultimate outcome of any of the legal proceedings and claims referred to in this note, management believes that adequate provisions have been made for probable losses with respect thereto and that such ultimate outcome, after provisions therefor, will not have a material adverse effect on the consolidated financial position of the corporation, but could have a material effect on consolidated results of operations in a given quarter or year. Should any losses be sustained in connection with any of such legal proceedings and claims, in excess of provisions therefor, they will be charged to income when determinable.

8.  Accounting Changes

Effective January 1, 1999, the corporation adopted the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires the expensing of certain costs, such as pre-operating expenses and organizational costs associated with an entity's start-up activities. In accordance with this SOP's provisions, on January 1, 1999, the corporation recognized a charge of $27 million ($20 million after tax) as a cumulative effect of change in accounting principle, the majority of which represented formation costs associated with the corporation's joint ventures.

Also effective January 1, 1999, the corporation prospectively adopted the provisions of the AICPA's SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The effect of this adoption was not material to the corporation's results of operations or financial condition in the quarter of adoption and is not expected to be material to the corporation's results of operations or financial condition in the year of adoption.

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("Statement") No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The corporation is currently evaluating the effect this Statement will have on its financial position and results of operations in the period of adoption. The corporation may consider early adoption of this Statement.


9.  Subsequent Events

In April 1999, the corporation issued $250 million of 6.70 percent Public Notes due April 2009. The Notes pay interest semi-annually in April and October of each year.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Union Carbide operates in two business segments. The Specialties & Intermediates (S&I) segment converts basic and intermediate chemicals into a diverse portfolio of chemicals and polymers serving industrial customers in many markets. This segment also provides technology services, including licensing, to the oil and petrochemicals industries. The Basic Chemicals & Polymers (BC&P) segment converts hydrocarbon feedstocks, principally liquefied petroleum gas and naphtha, into ethylene or propylene used to manufacture polyethylene, polypropylene, ethylene oxide and ethylene glycol for sale to third-party customers, as well as ethylene, propylene, ethylene oxide and ethylene glycol for consumption by the S&I segment. In comparison to those of S&I, the revenues and operating profit of BC&P tend to be more cyclical and very sensitive to a number of external variables, including overall economic demand, hydrocarbon feedstock costs, industry capacity increases and plant operating rates.

In addition to its business segments, the corporation's Other segment includes its noncore operations and financial transactions other than derivatives designated as hedges, which are included in the same segment as the item being hedged.


Summary

The corporation reported first quarter 1999 net income of $51 million, or $0.38 per diluted share ($0.39 per basic share) after the cumulative effect of a change in accounting principle of $20 million or $0.14 per diluted share ($0.14 per basic share). For the corresponding quarter in 1998 the corporation reported net income of $142 million, or $1.01 per diluted share ($1.03 per basic share).

Consolidated sales declined 10.2 percent from $1,561 million for the first quarter of 1998 to $1,402 million for the same quarter of 1999. This decline is the result of an 18.4 percent decline in average selling prices partially offset by a 10.2 percent increase in volume. Average customer selling prices for products in the BC&P segment reflected the dramatic decline in pricing which the chemical industry experienced during 1998. Further selling price declines from the end of 1998 through the first quarter of 1999 were less substantial. Additionally, declines in average selling prices of products in the S&I segment throughout 1998, which were due in part to weakness in Asian markets, continued through the first quarter of 1999. Volume increases occurred in both of the corporation's segments with the majority of the increase attributable to the BC&P segment. The increase in BC&P's volume reflected increased demand, new capacity and the absence of the transportation delays in the U.S. Gulf Coast which occurred during the first quarter of 1998.

The corporation's unit variable margin (revenues less variable manufacturing and distribution costs divided by customer volume) declined from 18.6 cents per pound in the first quarter of 1998 to 16.0 cents per pound in the first quarter of 1999, largely due to falling selling prices for products of the BC&P segment.

Fixed cost per pound of products sold (fixed manufacturing and distribution costs, plus research and development and selling, administrative and other expenses, divided by customer volume) declined to 9.9 cents for the first quarter of 1999 from 11.2 cents for the same quarter in 1998, primarily due to higher volumes and slightly lower fixed costs in the current period.

Partnership income decreased $31 million to $6 million in the first quarter of 1999, compared with the same quarter in 1998, principally the result of a decline in earnings of UOP LLC, which has been significantly affected by depressed economic conditions in Asia, Russia and the Middle East. Loss from corporate investments carried at equity increased from $3 million in the first quarter of 1998 to $32 million in the same quarter of 1999, principally the result of declining worldwide basic chemical and polymer selling prices, particularly in Asia and Europe, for the comparable periods.

Interest expense increased $4 million for the first three months of 1999 compared to the same three months in 1998, as the result of an increase in long-term debt coupled with a decrease in capitalized interest associated with capital projects completed during the second half of 1998.

For the quarter ended March 31, 1999, the corporation's tax rate was 25 percent, a decline of approximately 4 percentage points from the same quarter of 1998, principally reflecting the expected effect of a higher percentage of research and experimentation and foreign sales corporation tax credits in 1999.


Corporate Matters

Interest Rate and Currency Risk Management

The corporation selectively uses financial instruments to manage its exposure to market risk related to changes in foreign currency exchange rates and interest rates. The corporation does not hold derivative financial instruments for trading purposes.

At March 31, 1999, the corporation held open foreign currency forward contracts and purchased options with net notional amounts of $394 million and an unrecognized net gain of $1.2 million.

The corporation used sensitivity analysis to evaluate the potential effect of movements in foreign currency exchange rates and interest rates on the condensed consolidated financial statements. Based on this analysis, a hypothetical 10 percent weakening in the U.S. dollar across all currencies would have resulted in an $11 million net gain at March 31, 1999. Alternatively, a hypothetical 10 percent strengthening in the U.S. dollar across all currencies would have resulted in a $5 million net gain at March 31, 1999. These types of gains and losses would generally be offset by fluctuations in underlying currency transactions.

The corporation's total long-term debt totaled $1,797 million at March 31, 1999, of which $125 million was variable-rate debt. At that date, a hypothetical
10 percent increase or decrease in market interest rates would not have materially affected interest expense or cash flows related to variable-rate debt. A 10 percent increase in market interest rates would have decreased the net fair market value of fixed-rate debt instruments by $93 million at March
31, 1999, and a 10 percent decrease in market interest rates would have increased the net fair market value of fixed-rate debt instruments by $108 million at March 31, 1999.


Outlook  - Corporate

Looking ahead, the corporation anticipates results will be affected in the second quarter by recently announced increases in the purchase price of raw materials. It is uncertain whether the corporation will be able to raise selling prices to offset the effects of these increases. Customer volume is expected to remain at approximate first quarter levels despite a scheduled shutdown of the olefins unit at the corporation's Taft, La. plant, to repair equipment purchased as part of the plant turnaround in late 1998. It is likely that licensing income will decrease from the strong results recorded in the first quarter and Partnership income will remain weak until economies in Asia, Russia and the Middle East strengthen. Losses from corporate investments carried at equity are anticipated to decrease as improvements are expected in the earnings of Polimeri Europa. The corporation anticipates that EQUATE's losses will approximate first quarter amounts, despite a shutdown of its olefins unit in April to repair parts and equipment under warranty.

The corporation regularly reviews its assets with the objective of maximizing the deployment of resources in core operations. In this regard, UCC continues to consider strategies and/or transactions with respect to certain noncore assets and other assets not essential to the operation of the business that, if implemented, could result in material nonrecurring gains or losses.

Specialties and Intermediates

                                                          Quarter Ended
Millions of dollars,                                   Mar. 31,   Mar. 31,
except as indicated                                      1999       1998
Segment revenues                                        $1,034     $1,120
Depreciation and amortization                               63         60
Partnership income                                           4         37
Operating profit                                           203        202
Income from corporate investments carried at equity          4          3
Unit variable margin (cents/pound)                        25.7       24.2
Fixed cost per pound of products sold (cents/pound)       14.1       14.4
Capital expenditures                                        69         90

Segment revenues of the S&I segment declined 7.7 percent for the quarter ended March 31, 1999 compared to the same quarter in 1998, the result of a
9.9 percent decline in average selling prices partially offset by a
2.3 percent increase in volume, for the comparable quarters. Average selling prices, which progressively declined during 1998 and continued through the first quarter of 1999, reflected worldwide competitive pricing pressure, particularly on sales in weakening Asian markets. Seasonal demand for volume in certain of the S&I businesses, principally deicers, accounted for a majority of the increase in volume from the first quarter of 1998 to the first quarter of 1999.

Unit variable margin increased over the same quarter in 1998 reflecting an increase in sales of products with higher variable margins as well as a reduction in raw material costs. Fixed cost per pound of products sold declined slightly from the first quarter of 1998.

Increases in depreciation and amortization represent additional depreciation on capital projects completed during the second half of 1998.

The decline in Partnership income is primarily attributable to unfavorable market conditions in Asia, Russia and the Middle East, which have affected the corporation's UOP joint venture.

Outlook - Specialties & Intermediates

Operating profit in the second quarter is expected to reflect the continued weak pricing seen in the first quarter, particularly for products sold in Asia, coupled with a decline in licensing income from strong first quarter results. Increases in this segment's raw material and energy costs may cause declines in unit variable margins while volume is anticipated to remain at first quarter levels.


Basic Chemicals & Polymers

                                                          Quarter Ended
Millions of dollars,                                   Mar. 31,   Mar. 31,
except as indicated                                      1999       1998
Segment revenues                                        $  421     $  518
Depreciation and amortization                               41         35
Partnership income                                           2          -
Operating profit (loss)                                    (38)        36
Income (loss) from corporate investments
  carried at equity                                        (36)        (6)
Unit variable margin (cents/pound)                         5.3       11.3
Fixed cost per pound of products sold (cents/pound)        5.2        7.1
Capital expenditures                                       104         56

Segment revenues of the BC&P segment, in the first quarter of 1999, declined
18.7 percent as compared to the same period in 1998, the result of a 30.7 percent decline in average customer selling prices partially offset by a
20.4 percent increase in customer volume. Average customer selling prices, which declined steadily throughout 1998, leveled off in the first quarter of 1999. Volume increases are principally attributable to increased demand, new capacity and the absence of transportation delays in the U.S. Gulf Coast, which occurred during the early part of 1998.

Unit variable margin declined as average customer selling prices fell at a far faster rate than did the cost of raw materials. The reduction in fixed cost per pound of products sold was the result of volume increases and some decline in fixed costs from the prior year's first quarter level.

Partnership income increased minimally over the same quarter in 1998 while the Loss from corporate investments carried at equity increased $30 million in the first quarter of 1999. The increase in Loss from corporate investments carried at equity resulted from the continuing decline in worldwide average basic chemical and polymer selling prices, particularly in Asia and Europe.

Outlook - Basic Chemicals & Polymers

Through mid-May 1999, the corporation has experienced a significant increase in raw material costs from first quarter levels. The corporation is uncertain whether all of these cost increases can be recovered through an increase in selling prices. Volume is expected to remain at approximate first quarter levels despite a scheduled seven-week shutdown of the olefins unit in Taft, La. to repair equipment purchased as part of the plant turnaround in the second half of 1998. Partnership income should remain stable while Loss from corporate investments carried at equity is expected to decline due to improvements in Polimeri Europa's earnings. The corporation anticipates that EQUATE's losses will approximate first quarter amounts despite a plant shutdown during April to repair parts and equipment under warranty.

Environmental

Estimates of future expenses related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, have not changed materially since December 31, 1998. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. The corporation's environmental exposures are discussed in more detail in the "Commitments and Contingencies" footnote to the financial statements on pages 9 and 10 of this report on Form 10-Q.

Accounting Changes

Effective January 1, 1999, the corporation adopted the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires the expensing of certain costs, such as pre-operating expenses and organizational costs associated with an entities start-up activities. In accordance with this SOP's provisions, on January 1, 1999, the corporation recognized a charge of $27 million ($20 million after tax) as a cumulative effect of change in accounting principle, which principally represented formation costs associated with the corporation's joint ventures.

Also effective January 1, 1999, the corporation prospectively adopted the provisions of the AICPA's SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The effect of this adoption was not material to the corporation's results of operations or financial condition in the quarter of adoption and is not expected to be material to the corporation's results of operations or financial condition in the year of adoption.

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("Statement") No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The corporation is currently evaluating the effect this Statement will have on its financial position and results of operations in the period of adoption. The corporation may consider early adoption of this Statement.

Year 2000 Readiness Disclosure

Overview

The corporation has a comprehensive program to address its systems that may be affected by the Year 2000 problem, including hardware and software, and to assess the readiness of its customers and suppliers. An inventory of potential problems and a prioritization of remedial work is complete. Year 2000 readiness remains one of the corporation's top priorities for 1999. Remediation efforts and discussions with entities outside the corporation whose Year 2000 readiness could impact Union Carbide are continuing.

Internal Activities

Since 1995, the corporation has been working to ready its internal operations and has expended significant funds to replace most of its U.S. office information systems with an integrated, advanced system supported by Systems Applications and Products("SAP") software. This SAP project, implemented during 1998, made Year 2000 ready the corporation's internal finance, plant operation and supply chain computer systems. Additionally, in 1998 a total upgrade of the principal integrated business software application used outside of North America was completed and made that system Year 2000 ready.

At the completion of 1999, all of the corporation's business information systems are expected to be Year 2000 ready.

Other systems and equipment, scheduled for implementation, remediation, completion or replacement during the second half of 1999 include:

- Commercial computer systems in Human Resources; Health, Safety and Environment; Engineering; Research and Development; and other functional areas.

- Process control systems, logic controllers, process and laboratory analyzers, embedded devices, and other business systems including office and medical equipment, building/site systems and applications providing environmental compliance reporting. Remediation in major manufacturing units will be coordinated with planned major maintenance shutdowns. Remediation has already been accomplished at the corporation's Texas City, Tex. and Taft, La. hydrocarbons units.

- International computer infrastructure. Remediation of international commercial applications began in 1997 and was essentially completed during the fourth quarter of 1998. Small applications remediation and international infrastructure will be completed during 1999.

- Domestic infrastructure upgrades to our Electronic Data Interchange system, desktop computers and servers

-  Selected subsidiaries and Canadian operations.

Addressing these areas is a major effort being tackled by more then 300 employees around the world.

External Groups

The corporation is reviewing its external relationships to address potential Year 2000 impacts arising from interfaces with customers, suppliers and service providers with whom the corporation has a significant relationship, as well as the corporation's joint ventures.

The corporation continues to communicate with its most significant suppliers and customers to assess their ability to meet their sales and purchasing obligations, as well as with its joint ventures to assess their readiness for the Year 2000.

The corporation has assessed its 500 most critical suppliers as to their Year 2000 readiness. More than 90 percent of these critical suppliers have comprehensive Year 2000 programs and appear to be making progress. The corporation is closely monitoring the progress of the other ten percent. Additionally, the corporation is continually assessing approximately 1,000 vendors supplying other products, such as office equipment, to assess their Year 2000 readiness.

In North America, the corporation has answered in writing approximately 2,400 inquiries sent by our customers. The corporation has responded to another 800 customer inquiries outside North America. The corporation is in the process of assessing its 500 most critical domestic customers as to their Year 2000 readiness, and a similar program is in place overseas. The corporation's
Year 2000 efforts relative to customers and suppliers will continue into the Year 2000.

Expenditures

Costs for project work are expected to range between $40 and $50 million with potential contingencies raising the overall funding to between $50 and $60 million. Additionally, internal personnel costs are expected to range between $30 and $40 million. All costs are expected to be funded through operations of the corporation. As of March 31, 1999, approximately $18 million and $19 million had been incurred for costs of project work and internal personnel, respectively. Approximately 75 percent of the planned external costs are expected to relate to repairing or upgrading current systems and 25 percent to replacement of existing hardware and software. These estimates do not include costs associated with the replacement of most of the corporation's U.S. computer systems with SAP, the environmental reporting project, international information technology infrastructure, or Year 2000 issues which the corporation's joint ventures may incur all of which are being implemented independently of the corporation's Year 2000 project. It is anticipated that the corporation's share of the internal and external cost to address Year 2000 issues incurred by its joint ventures will range between $10 and $15 million.

Risks and Contingency Plan

Failure to sufficiently remediate the Year 2000 problem in a timely fashion poses substantial risks for the corporation. Reasonable worst-case scenarios include, but are not limited to, manufacturing system malfunctions including shutdowns and failure in the supply chain. The full extent of these risk scenarios is uncertain at this time and will be better defined as 1999 progresses.

The process for contingency planning was initiated in the first quarter, and plans should be in place, as necessary, by the end of the third quarter. Contingency plans will include, but not be limited to, consideration of alternative sources of supply, customer communications and plant and business response plans.

The corporation plans to complete its Year 2000 project prior to the new year. However, considerable work remains to be accomplished, and unforeseen difficulties may arise that could adversely affect the corporation's ability to complete systems modifications correctly, on time and/or within cost estimates. In addition, there can be no assurance that customers, suppliers and service providers on whom the corporation relies, as well as the corporation's joint ventures, will resolve their Year 2000 issues accurately, thoroughly and on time. Failure by the corporation or failure by the corporation's customers, suppliers, service providers or joint ventures to complete the Year 2000 project by the new year could have a material adverse effect on future operating results and financial condition of the corporation.

Financial Condition - March 31, 1999

Cash flow from operations for the first quarter of 1999 was $101 million, a decrease of $38 million from the first quarter of 1998, principally the result of a decrease in income before the cumulative effect of change in accounting principle, partially offset by an increase in noncash charges. The increase in noncash charges is mainly attributable to increases in joint venture losses and depreciation and amortization.

Cash flow used for investing totaled $175 million, an increase from $151 million in the comparable period of 1998, principally due to increased capital expenditures and investments, advances and acquisitions, partially offset by sales of fixed and other assets. Funding of major capital projects in the first quarter of 1999 included a new olefins facility, being built jointly with NOVA Chemicals Corporation, and a polyolefins project, both in Canada. Funding of major capital projects in the first quarter of 1998 included work on an olefins expansion, a new butanol unit and a new CARBOWAX polyethylene glycol and TERGITOL surfactants facility, all at Taft, La.; the new olefins facility and polyolefins project, both in Canada; an ethylene oxide/glycol expansion at Wilton, U.K., and the upgrade of information technology infrastructure.

Cash flow from financing was $59 million for the first quarter of 1999, as compared with $29 million for the first quarter of 1998. The first quarter of 1999 included common stock repurchases of 0.5 million shares for cash of $22 million under the existing common stock repurchase program. The corporation intends to acquire additional shares from time to time at prevailing market rates, at a rate consistent with the combination of corporate cash flow and market conditions. For the first quarter of 1999, cash dividends totaled $29 million, while net cash borrowings were $92 million.

In April 1999, the corporation issued $250 million of 6.70 percent Public Notes due April 2009. The Notes pay interest semi-annually in April and October of each year.

In April 1998, the corporation and Petroliam Nasional Berhad ("PETRONAS"), the national oil company of Malaysia, agreed to form three joint venture companies (the OPTIMAL Group) that will build and operate a 600,000 metric-tons-per-year ethylene plant, a 385,000 metric-tons-per-year ethylene oxide/glycol plant and a multiple specialties & intermediates derivatives plant in Kerteh, Terengganu, Malaysia. The joint ventures' primary marketing focus will be in Southeast Asia. The corporation anticipates funding its approximate
$500 million share of the cost of the complex through its 2001 planned startup date with internally generated funds and external debt. At March 31, 1999, the corporation had invested approximately $40 million, and was firmly committed to an additional $31 million.

The corporation's ratio of debt to total capital was 48.5 percent at March 31, 1999 as compared to 47.2 percent at December 31, 1998. At March 31, 1999 there were no borrowings outstanding under the existing major bank credit agreement aggregating $1 billion.

                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 7 to the corporation's consolidated financial statements on pages 9 and 10 of this report on Form 10-Q.

Item 2.  Changes in Securities and Use of Proceeds

         (c) On January 27, 1999, the corporation issued 647 shares of Union Carbide Corporation common stock to a participant under the Union Carbide Non-Employee Directors' Compensation Deferral Plan pursuant to the terms of the plan in reliance on Section 4(2) of the Securities Act of 1933.

Item 4.  Submission of Matters to a Vote of Security Holders

         Annual Meeting - April 28, 1999

         (b)  Election of Directors
              Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees as listed in the proxy statement.
              All of the management's nominees as listed in the proxy statement were elected.

         (c)  Matters voted upon.

              Election of Directors             Shares Voted
                 Directors             Shares For      Shares Withheld

              C. Fred Fetterolf       113,884,739            2,355,900
              Rainer E. Gut           114,287,356            1,953,283
              Vernon E. Jordan, Jr.   108,366,052            7,874,587
              William H. Joyce        112,865,970            3,374,669
              Robert D. Kennedy       113,385,657            2,854,982
              Ronald L. Kuehn, Jr.    114,043,319            2,197,320
              Rozanne L. Ridgway      113,897,734            2,342,905
              James M. Ringler        114,247,031            1,993,608
              Paul J. Wilhelm         114,157,673            2,082,966


              Proposal to Ratify the Appointment of Auditors

              Shareholders ratified the appointment of KPMG LLP to conduct the annual audit of the financial statements of the corporation and its consolidated subsidiary companies for the year ending December 31, 1999.

              The vote was:

              FOR - 113,439,283 shares or 99.07 percent of the shares voted.

              AGAINST - 1,061,789 shares or 0.93 percent of the shares voted.

              ABSTAIN - 1,739,567 shares.

              Stockholder Proposal Regarding the Shareholder Rights Plan

              Shareholders voted in favor of a shareholder proposal to add a bylaw to the bylaws of the corporation regarding Shareholder Rights Plans.

              The vote was:

              FOR - 45,527,009 shares or 51.96 percent of the shares voted.

              AGAINST - 42,095,296 shares or 48.04 percent of the shares voted.

              ABSTAIN - 2,526,442 shares.

              BROKER NON-VOTES - 26,091,892 shares.


Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits.

              The following exhibits are filed as part of this report:

                  27  -  Financial Data Schedule.

         (b) The corporation filed the following reports on Form 8-K for the three months ended March 31, 1999:

              1. Form 8-K dated January 25, 1999, contained the corporation's
                 Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1998 and the corporation's press release dated January 25, 1999.

              2. Form 8-K dated March 16, 1999, contained the corporation's press release dated March 16, 1999.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNION CARBIDE CORPORATION
                                                       (Registrant)




Date:  May 13, 1999                          By:      /s/ John K. Wulff
                                                      JOHN K. WULFF
                                                      Vice-President, Chief
                                                      Financial Officer and
                                                      Controller

                                EXHIBIT INDEX



Exhibit                                                                  Page
  No.                             Exhibit                                 No.

 3.2 See Proposal 3 of the corporation's proxy statement for the annual meeting of stockholders held on April 28, 1999 regarding a shareholder proposal to add a bylaw to the bylaws of the corporation regarding Shareholder Rights Plans approved by the shareholders at the annual meeting held on April 28, 1999. Such Proposal 3 is incorporated by reference herein.

  27        Financial Data Schedule                                       25