Form 10-Q
period 1999-06-30
UNION CARBIDE CORP /NEW/
filed 1999-08-13
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C  20549
                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999

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

           Class                                 Outstanding at July 31, 1999
Common Stock, $1 par value                             133,180,727 shares


              Total number of sequentially numbered pages in this filing, including exhibits thereto:  27

                 UNION CARBIDE CORPORATION AND SUBSIDIARIES

                                     INDEX

PART I. FINANCIAL INFORMATION
                                                                        PAGE
Item 1.   Financial Statements of Union Carbide Corporation and
            Subsidiaries
          Condensed Consolidated Statement of Income -
            Quarter ended June 30, 1999 and 1998...................        3
          Condensed Consolidated Statement of Income -
            Six months ended June 30, 1999 and 1998................        4
          Condensed Consolidated Balance Sheet -
            June 30, 1999 and December 31, 1998....................        5
          Condensed Consolidated Statement of Cash Flows -
            Six months ended June 30, 1999 and 1998................        6
          Notes to Condensed Consolidated Financial Statements.....       7-13

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................      14-23

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.      15-16

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings........................................        24

Item 6.   Exhibits and Reports on Form 8-K.........................        24

Signature..........................................................        25

Exhibit Index......................................................        26

Cautionary statement: All statements in this Quarterly Report on Form 10-Q that do not reflect historical information are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (as amended). Forward-looking statements include statements concerning the pending merger with The Dow Chemical Company (the "Dow Merger"); plans; objectives; strategies; anticipated future events or performance; sales; cost, expense and earnings expectations; the Year 2000 issue; interest rate and currency risk management; the chemical markets in 1999 and beyond; cost reduction targets; earnings and profitability targets; development, production and acceptance of new products and process technologies; ongoing and planned capacity additions and expansions; joint ventures; Management's Discussion & Analysis; and any other statements that do not reflect historical information.
Such forward-looking statements are subject to risks and uncertainties. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include the supply/demand balance for the corporation's products; customer inventory levels; competitive pricing pressures; feedstock availability and costs; changes in industry production capacities and operating rates; currency exchange rates; interest rates; global economic conditions; disruption in transportation facilities; competitive technology positions; failure by the corporation to achieve technology objectives, Year 2000 readiness, achieve cost reduction targets or complete projects on schedule and on budget; inability to obtain new customers or retain existing ones; and with respect to the Dow Merger, failure to obtain necessary regulatory and other governmental approvals and failure to satisfy conditions of the merger agreement.

                         PART I. FINANCIAL INFORMATION

                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                         Millions of dollars
                                                     (Except per share figures)
                                                       Quarter ended June 30,
                                                           1999        1998
NET SALES                                                $1,418      $1,459

  Cost of sales, exclusive of depreciation and
    amortization                                          1,115       1,087
  Research and development                                   39          36
  Selling, administrative and other expenses(a)              57          72
  Depreciation and amortization                              95          98
  Partnership income (loss)                                  (4)         27
  Other income - net                                         27          10

INCOME BEFORE INTEREST EXPENSE AND PROVISION FOR
  INCOME TAXES                                              135         203
  Interest expense                                           35          29

INCOME BEFORE PROVISION FOR INCOME TAXES                    100         174
  Provision for income taxes                                 25          51

INCOME OF CONSOLIDATED COMPANIES AND PARTNERSHIPS            75         123
  Minority interest                                           1           1
  Loss from corporate investments carried at equity          18           4

NET INCOME                                               $   56      $  118


Earnings per common share
  Basic                                                  $ 0.42      $ 0.87
  Diluted                                                $ 0.41      $ 0.85
Cash dividends declared per common share                 $ 0.225     $ 0.225



(a) Selling, administrative and other expenses include:
      Selling                                            $   23      $   23
      Administrative                                         16          29
      Other expenses                                         18          20
                                                         $   57      $   72

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 13 should be read in conjunction with this statement.

                    UNION CARBIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                         Millions of dollars
                                                     (Except per share figures)
                                                      Six months ended June 30,
                                                           1999        1998
NET SALES                                                $2,820      $3,020

  Cost of sales, exclusive of depreciation and
    amortization                                          2,157       2,248
  Research and development                                   76          73
  Selling, administrative and other expenses(a)             127         156
  Depreciation and amortization                             199         193
  Partnership income                                          2          64
  Other income - net                                         41          21

INCOME BEFORE INTEREST EXPENSE AND PROVISION FOR
  INCOME TAXES                                              304         435
  Interest expense                                           66          56

INCOME BEFORE PROVISION FOR INCOME TAXES                    238         379
  Provision for income taxes                                 59         110

INCOME OF CONSOLIDATED COMPANIES AND PARTNERSHIPS           179         269
  Minority interest                                           2           2
  Loss from corporate investments carried at equity          50           7

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                      127         260
  Cumulative effect of change in accounting principle       (20)          -

NET INCOME                                               $  107      $  260

Earnings per common share
  Basic -
    Income before cumulative effect of change
      in accounting principle                            $ 0.95      $ 1.91
    Cumulative effect of change in accounting principle   (0.15)          -
    Net income                                             0.80        1.91

  Diluted -
    Income before cumulative effect of change
      in accounting principle                            $ 0.93      $ 1.86
    Cumulative effect of change in accounting principle   (0.14)          -
    Net income                                             0.79        1.86
Cash dividends declared per common share                 $ 0.45      $ 0.45



(a) Selling, administrative and other expenses include:
      Selling                                            $   46      $   49
      Administrative                                         41          58
      Other expenses                                         40          49
                                                         $  127      $  156

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 13 should be read in conjunction with this statement.

                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                     Millions of dollars
                                                      June 30,  Dec. 31,
                                                        1999      1998
ASSETS
  Cash and cash equivalents                           $    41     $   49
  Notes and accounts receivable                         1,075        933
  Inventories                                             599        667
  Other current assets                                    247        257
  Total current assets                                  1,962      1,906

  Property, plant and equipment                         8,714      8,409
  Less: Accumulated depreciation                        4,363      4,228
  Net fixed assets                                      4,351      4,181

  Companies carried at equity                             561        624
  Other investments and advances                          119        141
  Total investments and advances                          680        765

  Other assets                                            472        439

  Total assets                                        $ 7,465     $7,291


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                    $   259     $  264
  Short-term debt and current portion of
    long-term debt                                        419        426
  Accrued income and other taxes                           22        110
  Other accrued liabilities                               662        670
  Total current liabilities                             1,362      1,470

  Long-term debt                                        2,044      1,796
  Postretirement benefit obligation                       439        450
  Other long-term obligations                             591        602
  Deferred credits                                        550        488
  Minority stockholders' equity in consolidated
    subsidiaries                                           38         36
  Stockholders' equity:
    Common stock - authorized - 500,000,000 shares
                 - issued     - 156,563,343 shares        157        155
                      (155,052,017 shares in 1998)
    Additional paid-in capital                            114         79
    Other equity adjustments                               (2)        (2)
    Accumulated other comprehensive loss                 (157)      (104)
    Retained earnings                                   3,404      3,357
    Unearned employee compensation - ESOP                 (56)       (67)
    Treasury stock, at cost-23,415,856 shares
                (22,366,017 shares in 1998)            (1,019)      (969)
  Total stockholders' equity                            2,441      2,449
  Total liabilities and stockholders' equity          $ 7,465     $7,291

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 13 should be read in conjunction with this statement.

                    UNION CARBIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Millions of dollars
                                                 Six months ended June 30,
                                                     1999         1998
                                                  Increase (decrease) in
                                                cash and cash equivalents
OPERATIONS
  Income before cumulative effect of change in
    accounting principle                            $  127        $ 260
  Noncash charges (credits) to net income
    Depreciation and amortization                      199          193
    Deferred income taxes                               81           98
    Equity in (earnings) losses of joint ventures,
      net of cash received                              68            4
    Other                                               21           38
  Increase in working capital(a)                      (215)        (200)
  Long-term assets and liabilities                     (33)         (36)
Cash Flow From Operations                              248          357
INVESTING
  Capital expenditures                                (381)        (357)
  Investments, advances and acquisitions               (62)         (23)
  Proceeds from the sale of
    available-for-sale securities                       18           17
  Purchase of available-for-sale securities            (28)         (22)
  Sale of fixed and other assets                        19            6
Cash Flow Used For Investing                          (434)        (379)
FINANCING
  Change in short-term debt (3 months or less)          20          (73)
  Proceeds from short-term debt                          2           25
  Repayments of short-term debt                         (8)           -
  Proceeds from long-term debt                         285          248
  Repayments of long-term debt                         (52)          (3)
  Issuance of common stock                              30           24
  Purchase of common stock                             (50)        (129)
  Payment of dividends                                 (60)         (61)
  Other                                                 11            9
Cash Flow From Financing                               178           40
Effect of exchange rate changes on cash and
  cash equivalents                                       -            -
Change in cash and cash equivalents                     (8)          18
Cash and cash equivalents beginning-of-period           49           20
Cash and cash equivalents end-of-period              $  41        $  38

Cash paid for interest and income taxes
  Interest (net of amount capitalized)               $  72        $  54
  Income taxes                                       $  18        $  24


 (a) Net change in certain components of working capital (excluding non-cash expenditures):

    (Increase) decrease in current assets
      Notes and accounts receivable                  $(146)       $  (1)
      Inventories                                       71          (15)
      Other current assets                             (20)           7
    Decrease in payables and accruals                 (120)        (191)
    Increase in working capital                      $(215)       $(200)


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

Unrealized gains and losses resulting from translating foreign subsidiaries' assets and liabilities into U.S. dollars generally are recognized as part of "Comprehensive Income," and are included in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheet until such time as the subsidiary is sold or substantially or completely liquidated. Translation gains and losses relating to those operations located in Latin American countries where hyperinflation exists and to international operations using the U.S. dollar as their functional currency are included in the Condensed Consolidated Statement of Income.

Certain amounts have been reclassified to conform to the current period's presentation.


2.  Comprehensive Income

    The following summary presents the components of comprehensive income:

Millions of dollars                        Quarter Ended   Six Months Ended
                                              June 30,          June 30,
                                             1999    1998      1999    1998
Net income                                    $56    $118      $107    $260
Other comprehensive income (loss):
  Unrealized gains and losses on
    available-for-sale securities, net of
    reclassification adjustment, net of tax     2      (2)        2       4
  Foreign currency translation adjustments     (2)    (16)      (55)     (8)

Total comprehensive income                    $56    $100      $ 54    $256

3.  Inventories

                                                June 30,   Dec. 31,
Millions of dollars                               1999       1998
Raw materials and supplies                        $148       $187
Work in process                                     50         41
Finished goods                                     401        439
                                                  $599       $667

4.  Business and Geographic Segment Information

The corporation has two operating segments, Specialties & Intermediates ("S&I") and Basic Chemicals & Polymers ("BC&P"). The S&I segment includes the corporation's specialty chemicals and polymers product lines, licensing, and solvents and chemical intermediates. The BC&P segment includes the corporation's ethylene and propylene manufacturing operations as well as the production of first-level ethylene and propylene derivatives-polyethylene, polypropylene, ethylene oxide and ethylene glycol. In addition to its operating segments, the corporation's Other segment includes its non-core operations and financial transactions other than derivatives designated as hedges, which are included in the same segment as the item being hedged.

Sales of the BC&P segment include intersegment sales, principally ethylene oxide, which are made at the estimated market value of the products transferred. The corporation evaluates performance based on Income before interest expense and provision for income taxes (operating profit).

                                     S&I      BC&P      Other       Total
Millions of dollars
three months ended
June 30, 1999
  Net sales                        $1,036     $382        $ -      $1,418
  Intersegment revenues                 -       54          -          54
  Segment revenues                  1,036      436          -       1,472
  Depreciation and amortization        62       33          -          95
  Partnership income (loss)            (2)      (2)         -          (4)
  Operating profit (loss)             182      (46)        (1)        135
  Interest expense                      -        -         35          35
  Income (loss) from corporate
    investments carried at equity       -      (18)         -         (18)


June 30, 1998
  Net sales                        $1,060     $399        $ -      $1,459
  Intersegment revenues                 -       81          -          81
  Segment revenues                  1,060      480          -       1,540
  Depreciation and amortization        61       37          -          98
  Partnership income                   24        3          -          27
  Operating profit (loss)             166       42         (5)        203
  Interest expense                      -        -         29          29
  Income (loss) from corporate
    investments carried at equity       2       (6)         -          (4)


                                     S&I      BC&P      Other       Total
Millions of dollars
six months ended
June 30, 1999
  Net sales                        $2,070     $750       $  -      $2,820
  Intersegment revenues                 -      107          -         107
  Segment revenues                  2,070      857          -       2,927
  Depreciation and amortization       125       74          -         199
  Partnership income                    2        -          -           2
  Operating profit (loss)             385      (84)         3         304
  Interest expense                      -        -         66          66
  Income (loss) from corporate
    investments carried at equity       4      (54)         -         (50)


June 30, 1998
  Net sales                        $2,180     $840       $  -      $3,020
  Intersegment revenues                 -      158          -         158
  Segment revenues                  2,180      998          -       3,178
  Depreciation and amortization       121       72          -         193
  Partnership income                   61        3          -          64
  Operating profit (loss)             368       78        (11)        435
  Interest expense                      -        -         56          56
  Income (loss) from corporate
    investments carried at equity       5      (12)         -          (7)

The operating profit of the S&I segment for the three and six months ended June 30, 1999 includes a $12 million net gain from a litigation settlement.

5.  Earnings Per Share

Millions of dollars,                             Quarter Ended June 30,   Six Months Ended June 30,
  except per share amounts                         1999         1998          1999         1998
Basic -
  Income before cumulative effect of change
    in accounting principle                       $  56        $ 118         $ 127        $ 260
  Cumulative effect of change in accounting
    principle                                         -            -           (20)           -
  Net income                                      $  56        $ 118         $ 107        $ 260

  Weighted average number of shares
    outstanding for basic calculation          133,088,173   136,132,527  132,968,994  136,502,193

  Earnings per share -
    Income before cumulative effect of change
      in accounting principle                     $0.42        $0.87         $0.95        $1.91
    Cumulative effect of change in accounting
      principle                                       -            -         (0.15)           -
    Net income                                    $0.42        $0.87         $0.80        $1.91

Diluted -
  Income before cumulative effect of change
    in accounting principle                       $  56        $ 118         $ 127        $ 260
  Cumulative effect of change in accounting
    principle                                         -            -           (20)           -
  Net income                                      $  56        $ 118         $ 107        $ 260

  Weighted average number of shares
    outstanding for basic calculation          133,088,173   136,132,527   132,968,994  136,502,193
      Add:  Effect of stock options              3,365,490     3,772,915     3,113,510    3,653,583
  Weighted average number of shares
    outstanding for diluted calculation        136,453,663   139,905,442   136,082,504  140,155,776

  Earnings per share -
    Income before cumulative effect of change
      in accounting principle                     $0.41        $0.85         $0.93        $1.86
    Cumulative effect of change in accounting
      principle                                       -            -         (0.14)           -
    Net income                                    $0.41        $0.85         $0.79        $1.86

6.  Long-Term Debt

In April 1999, the corporation issued $250 million 6.70 percent Public Notes due April 2009. These notes pay interest semi-annually in April and October of each year.


7.  Common Stock

Since inception of its repurchase authorization in 1993 through June 30, 1999, the corporation has repurchased 56.4 million shares (1.0 million during the first six months of 1999) out of a total authorization of 60 million shares, at an average effective price of $36.01 per share. On August 3, 1999, the Board of Directors rescinded the corporation's authorization to repurchase shares, under the common stock repurchase authorization, subsequent to this date.

In conjunction with the corporation's repurchase authorization put options were sold in a series of private placements, all of which were either exercised or expired unexercised prior to December 31, 1997. Premiums received were recorded as Additional paid-in capital and reduced the average price of repurchased shares from $36.25 per share to $36.01 per share, since inception of the repurchase authorization.


7.  Commitments and Contingencies

The corporation has entered into three major agreements for the purchase of ethylene-related products and two other purchase agreements. The net present value of the fixed and determinable portion of these obligations at June 30, 1999 totaled $220 million.

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

At June 30, 1999, the corporation had established environmental remediation accruals in the amount of $202 million. These accruals have two components, estimated future expenditures for site investigation and cleanup and estimated future expenditures for closure and postclosure activities. In addition, the corporation had environmental loss contingencies of $119 million.

The corporation has sole responsibility for the remediation of approximately 40 percent of its environmental sites. These sites are well advanced in the investigation and cleanup stage. The corporation's environmental accruals at June 30, 1999 included $161 million for these sites, of which $58 million was for estimated future expenditures for site investigation and cleanup and $103 million was for estimated future expenditures for closure and postclosure activities. In addition, $68 million of the corporation's environmental loss contingencies related to these sites. The two sites with the largest total potential cost to the corporation are nonoperating sites. Of the above accruals, these sites accounted for $37 million, of which $17 million was for estimated future expenditures for site investigation and cleanup and $20 million was for estimated future expenditures for closure and postclosure activities. In addition, $42 million of the above environmental loss contingencies related to these sites.

The corporation does not have sole responsibility at the remainder of its environmental sites. All of these sites are in the investigation and cleanup stage. The corporation's environmental accruals at June 30, 1999 included $41 million for estimated future expenditures for site investigation and cleanup at these sites. In addition, $51 million of the corporation's environmental loss contingencies related to these sites. The largest three of these sites are also nonoperating sites. Of the above accruals, these sites accounted for $15 million for estimated future expenditures for site investigation and cleanup. In addition, $17 million of the above environmental loss contingencies related to these sites.

In 1998, worldwide expenses of continuing operations related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, totaled $91 million. Expenses in 1997 and 1996 were $100 million and $110 million, respectively. While estimates of the costs of environmental protection for 1999 are necessarily imprecise, the corporation estimates that the level of these expenses will be at a level comparable to the average of the last three years.

The corporation has severally guaranteed 45 percent (approximately
$526 million at June 30, 1999) of EQUATE Petrochemical Company's ("EQUATE") debt and working capital financing needs until certain completion and financial tests are achieved. If these tests are met, a $54 million several guarantee will provide ongoing support thereafter. The corporation also severally guaranteed certain sales volume targets until EQUATE's sales capabilities are proved. In addition, the corporation has pledged its shares in EQUATE as security for EQUATE's debt. The corporation has political risk insurance coverage for its equity investment and, through March 31, 2001, substantially all of its guarantee of EQUATE's debt.

The corporation had additional contingent obligations at June 30, 1999 of $128 million, of which $32 million related to guarantees of debt.

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

The corporation has recorded nonenvironmental litigation accruals of $129 million, and related insurance recovery receivables of $113 million. At June 30, 1999, the corporation had nonenvironmental litigation loss contingencies of $62 million.

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

Also effective January 1, 1999, the corporation prospectively adopted the provisions of the AICPA's SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The effect of this adoption was not material to the corporation's results of operations or financial condition in the quarter of adoption and is not expected to be material to the corporation's results of operations or financial condition for the year ending December 31, 1999.

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("Statement") No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement, as amended by Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The corporation is currently evaluating the effect this Statement will have on its financial position and results of operations in the period of adoption.


9. Subsequent Events

In July 1999, the corporation received a favorable licensing litigation settlement of $38 million, which will be included in Other income of the S&I segment in the third quarter of 1999.

On August 3, 1999 the corporation and The Dow Chemical Company ("Dow") entered a definitive Agreement and Plan of Merger. Under the agreement the corporation's shareholders will receive 0.537 shares of Dow Common Stock for each share of UCC Common Stock they own as of the date of the merger, which is not anticipated to occur before the first quarter of 2000. Additionally, the merger is subject to approval by UCC shareholders, and review by antitrust regulatory authorities in the United States, Europe and Canada.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Union Carbide operates in two business segments. The Specialties & Intermediates ("S&I") segment converts basic and intermediate chemicals into a diverse portfolio of chemicals and polymers serving industrial customers in many markets. This segment also provides technology services, including licensing, to the oil and petrochemicals industries. The Basic Chemicals & Polymers ("BC&P") segment converts hydrocarbon feedstocks, principally liquefied petroleum gas and naphtha, into ethylene or propylene used to manufacture polyethylene, polypropylene, ethylene oxide and ethylene glycol for sale to third-party customers, as well as ethylene, propylene, ethylene oxide and ethylene glycol for consumption by the S&I segment. In comparison to those of S&I, the revenues and operating profit of BC&P tend to be more cyclical and very sensitive to a number of external variables, including overall economic demand, hydrocarbon feedstock costs, industry capacity increases and plant operating rates.

In addition to its business segments, the corporation's Other segment includes its non-core operations and financial transactions other than derivatives designated as hedges, which are included in the same segment as the item being hedged.


Summary

The corporation reported second quarter net income of $56 million, or $0.41 per diluted share ($0.42 per basic share). For the corresponding quarter in 1998 the corporation reported net income of $118 million, or $0.85 per diluted share ($0.87 per basic share). Net income for the six months ended June 30, 1999 was $107 million, or $0.79 per diluted share ($0.80 per basic share) after the cumulative effect of change in accounting principle of $20 million, or $0.14 per diluted share ($0.15 per basic share), reported in the first quarter of 1999. For the same six months of 1998, the corporation reported net income of $260 million, or $1.86 per diluted share ($1.91 per basic share). Included in operating profit for the second quarter of 1999 is a net gain of $12 million ($9 million after-tax) related to a litigation settlement.

Consolidated net sales declined 2.8 percent from $1,459 million for the second quarter of 1998 to $1,418 million for the second quarter of 1999. This decline was the result of a 13.8 percent decrease in average selling prices partially offset by a 12.8 percent increase in customer volume. Consolidated net sales for the six month period ended June 30, 1999 compared to the same six months in 1998 decreased 6.6 percent from $3,020 million in 1998 to $2,820 million in 1999. The decline in the six month figures represents a 16.4 percent decline in average selling prices somewhat offset by an 11.5 percent increase in volume. Declines in average selling prices for the three and six month periods reflected the continuing declines in average selling prices for the chemical industry, since 1998, which primarily affected products in the BC&P segment. However, during the second quarter of 1999, commodity polyethylene did experience some increase in average selling prices, although these increases were unable to match the selling price levels experienced in 1998. Both segments benefited from volume increases for the quarter and year-to-date periods. BC&P experienced the greatest volume benefit due to increased demand and the absence of transportation delays in the U.S. Gulf Coast region which occurred during the first half of 1998, while S&I experienced some increase due to a higher volume of sales to Asia offset slightly by some seasonal volume declines, particularly in deicers.

Consolidated unit variable margin (revenues less variable manufacturing and distribution costs divided by customer volume) declined from 17.9 cents per pound for the second quarter of 1998 to 14.4 cents per pound for the comparable period of 1999. Consolidated unit variable margin for the first half of 1998 was 18.2 cents per pound compared to 15.2 cents per pound in the first half of 1999. Declines in unit variable margin are largely due to falling average selling prices, particularly in the BC&P segment, coupled with rising raw material costs.

Fixed cost per pound of products sold (fixed manufacturing and distribution costs, plus research and development and selling, administrative and other expenses, divided by customer volume) dropped from 10.8 cents per pound in the second quarter of 1998 to 9.5 cents per pound in the second quarter of 1999. For the first half of 1999, consolidated fixed cost per pound of product sold was 9.7 cents per pound versus 11.0 cents per pound for the first half of 1998. Declines are primarily due to higher volumes and slightly lower fixed costs in each of the comparable periods. Decreases in fixed costs, a majority of which was in selling, administrative and other expenses, reflected lower spending associated with certain information technology projects and lower costs of incentive compensation, insurance and taxes.

Partnership income decreased $31 million and $62 million for the three and six month periods ended June 30, 1999, respectively, as compared to the same periods in 1998. Declines for each period are principally the result of a decline in earnings of UOP LLC (UOP), which has been significantly affected by depressed economic conditions in Asia, Russia and the Middle East since late 1998. The depressed conditions have caused many UOP customers to defer a number of projects until stronger market conditions exist. Loss from corporate investments carried at equity increased $14 million and $43 million for the three and six month periods ended June 30, 1999, respectively, compared to the same periods in 1998. These increased losses are related to the decline in worldwide basic chemical and polymer selling prices which began in 1998, particularly in Asia and Europe, for the comparable periods.

Interest expense increased $6 million and $10 million for the three and six month periods ended June 30, 1999, respectively, as compared to the three and six month periods ended June 30, 1998. These increases are the result of additional debt incurred throughout the periods.

For the quarter and six months ended June 30, 1999, the corporation's tax rate was 25 percent, a decline of approximately 4 percentage points from the quarter and six months ended June 30, 1998, principally reflecting the expected effect of a higher percentage of research and experimentation and foreign sales corporation tax credits in 1999.


Corporate Matters

Interest Rate and Currency Risk Management

The corporation selectively uses financial instruments to manage its exposure to market risk related to changes in foreign currency exchange rates and interest rates. The corporation does not hold derivative financial instruments for trading purposes.

At June 30, 1999, the corporation held open foreign currency forward contracts and purchased options with net notional amounts of $335 million and an unrecognized net gain of $2.8 million.

The corporation used sensitivity analysis to evaluate the potential effect of movements in foreign currency exchange rates and interest rates on the condensed consolidated financial statements. Based on this analysis, a hypothetical 10 percent weakening in the U.S. dollar across all currencies would have resulted in a $3.4 million net gain at June 30, 1999. Alternatively, a hypothetical 10 percent strengthening in the U.S. dollar across all currencies would have resulted in a $9.6 million net gain at June 30, 1999. These types of gains and losses, if any, would generally be offset by fluctuations in underlying currency transactions.

The corporation's total long-term debt totaled $2,045 million at June 30, 1999, of which $125 million was variable-rate debt. The corporation held short-term debt of $418 million at June 30, 1999. At that date, a hypothetical 10 percent increase or decrease in market interest rates would not have materially affected interest expense or cash flows related to variable-rate debt or short-term debt. A 10 percent increase in market interest rates would have decreased the net fair market value of fixed-rate debt instruments by $104 million at June 30, 1999, and a 10 percent decrease in market interest rates would have increased the net fair market value of fixed-rate debt instruments by $117 million at June 30, 1999.

Outlook - Corporate

The corporation anticipates that third quarter results will reflect recently announced increases in average selling prices for certain of the BC&P segment's products, which will be partially offset by slight increases in the cost of raw materials. Customer volume is expected to remain at second quarter levels. Although licensing income for the third quarter may be lower than second quarter levels, the corporation anticipates that licensing income for the year will approximate 1998 levels. Partnership results are expected to improve in the third quarter, but are unlikely to experience a full recovery until stability occurs in long-term oil prices and economies in Asia, Russia and the Middle East improve. Income before interest expense and provision for income taxes will reflect a favorable litigation settlement of $38 million. The corporation's share of Losses from corporate investments carried at equity may decline as increases in worldwide basic chemical and polymer selling prices and steady demand are expected to continue throughout 1999.

On August 3, 1999 the corporation and The Dow Chemical Company ("Dow") entered a definitive Agreement and Plan of Merger. Under the agreement the corporation's shareholders will receive 0.537 shares of Dow Common Stock for each share of UCC Common Stock they own as of the date of the merger, which is not anticipated to occur before the first quarter of 2000. Additionally, the merger is subject to approval by UCC shareholders, and review by antitrust regulatory authorities in the United States, Europe and Canada. The transaction is intended to qualify as a tax-free reorganization for United States Federal income tax purposes and is expected to be accounted for under the pooling-of-interests method of accounting.

Specialties and Intermediates
                                         Quarter Ended       Six Months Ended
Millions of dollars,                  June 30,   June 30,   June 30,  June 30,
except as indicated                     1999       1998       1999      1998
Segment revenues                       $1,036     $1,060     $2,070    $2,180
Depreciation and amortization              62         61        125       121
Partnership income (loss)                  (2)        24          2        61
Operating profit                          182        166        385       368
Income from corporate investments
  carried at equity                         -          2          4         5
Unit variable margin (cents/pound)       22.5       23.1       24.1      23.7
Fixed cost per pound of products
  sold (cents/pound)                     13.0       13.9       13.5      14.2
Capital expenditures                       93        131        162       221

Segment revenues of the S&I segment declined 2.3 percent for the quarter ended June 30, 1999, the result of a 13.1 percent decline in average selling prices partially offset by a 12.6 percent increase in volume, versus the same quarter in 1998. S&I segment revenues for the first half of 1999 declined 5.0 percent, reflecting an 11.5 percent decline in average selling prices and a
7.3 percent increase in volume. Average selling prices, which progressively declined during 1998 and the first half of 1999, reflected worldwide competitive pricing pressure, particularly on sales in Asian markets and of solvents, intermediate and monomer products. Volume increases for the quarter and year-to-date periods ended June 30, 1999 reflected an increase in demand, particularly in Asia in the second quarter of 1999, which was partially offset by a seasonal decline in products such as deicers during the second quarter of 1999.

For the second quarter of 1999 compared to the same quarter of 1998, unit variable margin decreased 2.6 percent as average selling prices declined at a faster rate than the direct cost to produce those products. Unit variable margin for the first half of 1999 improved 1.7 percent over the same period in 1998 reflecting an increase in sales of products with higher variable margin as well as a reduction in raw material costs in the first quarter, partially offset by increased raw material costs in the second quarter.

Fixed cost per pound of products sold decreased for the three and six month periods ended June 30, 1999 compared to the same periods in 1998 primarily due to an increase in volume partially offset by somewhat higher fixed costs.

The decline in Partnership income is primarily attributable to unfavorable market conditions in Asia, Russia and the Middle East, which have caused UOP's customers to defer projects until stronger market conditions are present, coupled with losses related to Aspell Polymeres, SNC.

Operating profit included a net gain from a litigation settlement of $12 million in the second quarter of 1999.

Outlook - Specialties & Intermediates
For the third quarter of 1999, segment revenues and operating profit for the S&I segment are anticipated to be below second quarter amounts. In general, selling prices for most of the S&I products should remain flat, however, some increases in the corporation's solvent, intermediates and monomer products may occur. Although licensing income is expected to decline from second quarter amounts in the third quarter, the corporation anticipates that licensing income for the year will approximate 1998 levels. Partnership results are expected to improve in the third quarter, but are unlikely to experience a full recovery until stability occurs in long-term oil prices and Asian, Russian and Middle Eastern economies improve. Additionally, this segment's operating profit will benefit from a favorable litigation settlement of $38 million in the third quarter.

Basic Chemicals & Polymers
                                         Quarter Ended       Six Months Ended
Millions of dollars,                  June 30,   June 30,   June 30,  June 30,
except as indicated                     1999       1998       1999      1998
Segment revenues                       $  436     $  480     $  857    $  998
Depreciation and amortization              33         37         74        72
Partnership income (loss)                  (2)         3          -         3
Operating profit (loss)                   (46)        42        (84)       78
Income (loss) from corporate
  investments carried at equity           (18)        (6)       (54)      (12)
Unit variable margin (cents/pound)        4.5       11.5        4.9      11.4
Fixed cost per pound of products
  sold (cents/pound)                      5.2        7.2        5.2       7.1
Capital expenditures                      115         80        219       136

Segment revenues for the quarter ended June 30, 1999 reflected a 15.1 percent decline in customer average selling price partially offset by a 13.1 percent increase in customer volume, as compared to the same quarter of 1998. Segment revenues for the first half of 1999 reflected a 23.4 percent decline in customer average selling prices partially offset by a 16.8 percent increase in customer volume. Average customer selling prices declined steadily throughout 1998, experienced a smaller decline in the first quarter of 1999 and showed some recovery in the second quarter of 1999. Volume increases for both periods are principally attributable to increased demand and the absence of transportation delays in the U.S. Gulf Coast, which occurred during the first half of 1998.

Unit variable margin for the three and six month periods ended June 30, 1999, as compared to the same periods in 1998, declined as average customer selling prices fell at a far faster rate than did the cost of raw materials. The reduction in fixed cost per pound of products sold was the result of volume increases and a decline in fixed costs from levels for the three and six month periods ended June 30, 1998.

Partnership income decreased minimally for the quarter and six months ended June 30, 1999 compared to the same periods in 1998, while Loss from corporate investments carried at equity increased from a loss of $6 million for the 1998 second quarter to $18 million for the 1999 second quarter, and from a loss of $12 million for the first half of 1998 to a loss of $54 million for the first half of 1999. The increase in Loss from corporate investments carried at equity was caused primarily by a decline in worldwide average basic chemical and polymer selling prices during 1998 and into the first quarter of 1999. Some recovery of these selling prices was noted in the second quarter of 1999; however, the increases only partially offset increases in raw material costs.

Outlook - Basic Chemicals & Polymers

The corporation anticipates that third quarter results will benefit from an increase in ethylene glycol, polyethylene and polypropylene average selling prices which will be partially offset by some further increases in the cost of raw materials. Volumes for the third quarter are expected to remain at second quarter levels. The corporation's share of Loss from corporate investments carried at equity is expected to decline as worldwide basic chemical and polymers selling prices improve and demand remains consistent with levels seen in the first half of 1999.


Environmental

Estimates of future expenses related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, have not changed materially since December 31, 1998. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. The corporation's environmental exposures are discussed in more detail in the "Commitments and Contingencies" footnote to the financial statements on pages 11 and 12 of this report on Form 10-Q.

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

Also effective January 1, 1999, the corporation prospectively adopted the provisions of the AICPA's SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The effect of this adoption was not material to the corporation's results of operations or financial condition in the quarter of adoption and is not expected to be material to the corporation's results of operations or financial condition for the year ending December 31, 1999.

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("Statement") No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement, as amended by Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The corporation is currently evaluating the effect this Statement will have on its financial position and results of operations in the period of adoption.


Year 2000 Readiness Disclosure


Overview

The corporation has a comprehensive program to address its systems that may be affected by the Year 2000 problem, including hardware and software, and to assess the readiness of its customers and suppliers. Year 2000 readiness remains one of the corporation's top priorities for 1999. Remediation efforts and discussions with entities outside the corporation whose Year 2000 readiness could impact the corporation are continuing.

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

As of June 30, 1999, an inventory of potential problems and a prioritization of remaining remedial work is complete, and the applications supporting payroll systems, employee benefits, electronic data interchange and the local and wide area network systems have been made Year 2000 ready.

The following systems and equipment are scheduled for completion or replacement during the second half of 1999:

- Commercial computer systems in Health, Safety and Environment Management and Engineering Research and Development. Testing is essentially complete and only system implementation remains.

- Process control systems, logic controllers, process and laboratory analyzers, embedded devices, office and medical equipment and building/site systems. The implementation that remains will be coordinated with planned major maintenance shutdowns. Remediation has already been accomplished at the corporation's Texas City, Tex. and Taft, La. hydrocarbons units.

- International computer infrastructure. Remediation of international commercial applications began in 1997 and was essentially completed during the fourth quarter of 1998. Small applications remediation and international infrastructure is scheduled to be completed by October of this year.

-  SAP implementation at selected U.S. subsidiaries and Canadian operations.

The corporation is addressing these areas with resources of more than 300 employees around the world. At the completion of 1999, all of the corporation's business information systems are expected to be Year 2000 ready.


External Groups

The corporation is reviewing its external relationships to address potential Year 2000 impacts arising from interfaces with customers, suppliers and service providers with whom the corporation has a significant relationship, as well as the corporation's joint ventures.

The corporation conducts ongoing risk assessments and continues to communicate with its most significant suppliers and customers to assess their ability to meet their sales and purchasing obligations, as well as with its joint ventures to assess their readiness for the Year 2000. The corporation has assessed its 500 most critical suppliers as to their Year 2000 readiness.
More than 95 percent of these critical suppliers have comprehensive Year 2000 programs and appear to be making progress. The corporation is closely monitoring the progress of the other 5 percent for potential inclusion in its contingency planning. Additionally, the corporation is continually assessing approximately 1000 vendors supplying other products, such as office equipment, to assess their Year 2000 readiness.

In North America, the corporation has provided written responses to approximately 3,000 inquiries sent by its customers. The corporation has responded to another 1,600 customer inquiries outside North America. The corporation is in the process of assessing its 500 most critical domestic customers as to their Year 2000 readiness, and a similar program is in place overseas. This assessment is expected to be completed by the end of the third quarter. The corporation's Year 2000 efforts relative to customers and suppliers will continue into the Year 2000.


Expenditures

Costs for project work are expected to range between $40 and $45 million. Additionally, internal personnel costs are expected to range between $30 and $35 million. All costs are expected to be funded through operations of the corporation. As of June 30, 1999, approximately $33 million and $25 million had been incurred for costs of project work and internal personnel, respectively. Approximately 75 percent of the planned external costs are expected to relate to repairing or upgrading current systems and 25 percent to replacement of existing hardware and software. These estimates do not include costs associated with the replacement of most of the corporation's U.S. computer systems with SAP, the environmental reporting project, international information technology infrastructure, or Year 2000 issues which the corporation's joint ventures may incur all of which are being implemented independently of the corporation's Year 2000 project. It is anticipated that the corporation's share of the internal and external cost incurred by its joint ventures to address Year 2000 issues will range between $8 and $12 million.

Risks and Contingency Plan

Failure to sufficiently remediate the Year 2000 problem in a timely fashion poses substantial risks for the corporation. Reasonable worst-case scenarios include, but are not limited to, manufacturing system malfunctions including shutdowns and failure in the supply chain. The full extent of these risk scenarios is uncertain at this time and the corporation is taking extensive measures to minimize its exposure

The process for contingency planning was initiated in the first quarter, and plans should be in place, as necessary, by the end of the third quarter. Contingency plans will include, but not be limited to, consideration of alternative sources of supply, customer communications and plant and business response plans.

The corporation plans to complete its Year 2000 project prior to the new year. However, some work remains to be accomplished, and unforeseen difficulties may arise that could adversely affect the corporation's ability to complete systems modifications correctly, on time and/or within cost estimates. In addition, there can be no assurance that customers, suppliers and service providers on whom the corporation relies, as well as the corporation's joint ventures, will resolve their Year 2000 issues accurately, thoroughly and on time. Failure by the corporation or failure by the corporation's customers, suppliers, service providers or joint ventures to complete the Year 2000 project by the new year could have a material adverse effect on future operating results and financial condition of the corporation.


Financial Condition - June 30, 1999

Cash flow from operations for the first six months of 1999 was $248 million, down from $357 million in the first six months of 1998. The decline results primarily from a decrease in income before the cumulative effect of change in accounting principle, partially offset by an increase in noncash charges. The increase in noncash charges is mainly attributable to increases in joint venture losses, partially offset by decreases in deferred income taxes and other noncash charges.

Cash flow used for investing totaled $434 million, an increase of $55 million from $379 million in the comparable period of 1998 principally due to increases in capital expenditures and investments, advances and acquisitions. Funding of major capital projects in the first half of 1999 included a new olefins facility, being built jointly with NOVA Chemicals Corporation, and a polyolefins project, both in Canada. Major capital projects funded in the first half of 1998 included work on an olefins expansion, a new butanol unit and a new CARBOWAX polyethylene glycol and TERGITOL surfactants facility, all at Taft, La.; the new olefins facility and polyolefins project, both in Canada; and the upgrade of information technology infrastructure.

At June 30, 1999, the corporation has approximately $271 million in commitments related to authorized construction projects. These commitments are anticipated to be sourced through operating cash flows and borrowings.

Cash flow from financing in the first half of 1999 was $178 million in comparison to cash flow from financing of $40 million in the first half of 1998. The first half of 1999 included net proceeds of $250 million from the April issuance of 6.70 percent Public Notes due in April 2009, common stock repurchases of 1.0 million shares for cash of $47 million under the common stock repurchase authorization, $3 million of common stock reacquired from employees to satisfy tax withholding requirements on restricted shares issued under employee benefit plans, cash dividends paid of $60 million and net repayments of debt, excluding the April 1999 issuance of Public Notes, of $3 million. The first half of 1998 included net proceeds of $248 million from the issuance of 6.25 percent public debentures, due June 15, 2003, common stock repurchases of 2.7 million shares for cash of $126 million under the common stock repurchase authorization, $3 million of common stock reacquired from employees to satisfy tax withholding requirements on restricted shares issued under employee benefit plans, cash dividends paid of $61 million, and net repayments of debt, excluding the June 1998 issuance of public debentures, of $51 million.

On August 3, 1999, the Board of Directors rescinded the corporation's authorization to repurchase shares, under the common stock repurchase authorization, subsequent to this date.

In April 1998, the corporation and Petroliam Nasional Berhad ("PETRONAS"), the national oil company of Malaysia, agreed to form three joint venture companies (the OPTIMAL Group) that will build and operate a 600,000 metric-tons-per-year ethylene plant, a 385,000 metric-tons-per-year ethylene oxide/glycol plant, and a multiple specialties & intermediates derivatives plant in Kerteh, Terengganu, Malaysia. The joint ventures' primary marketing focus will be in Southeast Asia. The corporation anticipates funding its approximate
$500 million share of the cost of the complex through its 2001 planned startup date with internally generated funds and external debt. At June 30, 1999, the corporation had invested approximately $49 million, and was firmly committed to an additional $60 million.

The corporation's ratio of debt to total capital was 49.8 percent at June 30, 1999 compared to 47.2 percent at December 31, 1998. At June 30, 1999 there were no outstanding borrowings under the existing major bank credit agreement aggregating $1 billion. The corporation has an effective shelf registration statement covering $500 million of public debt securities at June 30, 1999.

                         PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         See Note 7 to the corporation's consolidated financial statements on pages 11 and 12 of this report on Form 10-Q.

         As reported in the corporation's Form 10-K for the period ended December 31, 1998, on November 23, 1998, the West Virginia Division of Environmental Protection issued a Proposed Order to the corporation alleging violations of hazardous waste regulations at the corporation's South Charleston, West Virginia plant. The Proposed Order sought a civil penalty of $359,200. On July 15, 1999, the corporation and WVDEP reached a settlement of this matter pursuant to which the corporation agreed to pay a penalty of $50,000 and to perform Supplemental Environmental Projects at a cost of $47,100.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The following exhibits are filed as part of this report:

                  2 - Agreement and Plan of Merger, dated August 3, 1999,
                      by and among the corporation and The Dow Chemical Company and Transition Sub Inc. (See Exhibit 2 of the corporation's Form 8-K dated August 3, 1999).

                  27 - Financial Data Schedule.

                  99 - Stock Option Agreement, dated August 3, 1999 by and
                       between the corporation and The Dow Chemical Company (See Exhibit 99.1 of the corporation's Form 8-K dated August 3, 1999).

         (b) The corporation filed the following reports on Form 8-K for the three months ended June 30, 1999:

              1. Form 8-K dated April 7, 1999, contained the corporation's Computation of Ratio of Earnings to Fixed Charges for the year ended December 31, 1998.

              2. Form 8-K dated April 26, 1999, contained the corporation's press release dated April 26, 1999.

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNION CARBIDE CORPORATION
                                                       (Registrant)




Date:  August 13, 1999                       By: /S/ John K. Wulff
                                                 JOHN K. WULFF
                                                 Vice-President, Chief
                                                 Financial Officer and
                                                 Controller

                                EXHIBIT INDEX



Exhibit
  No.                             Exhibit

   2 Agreement and Plan of Merger, dated August 3, 1999, by and among the corporation and The Dow Chemical
            Company and Transition Sub Inc. (See Exhibit 2 of the corporation's Form 8-K dated August 3, 1999).

  27        Financial Data Schedule

  99 Stock Option Agreement, dated August 3, 1999 by and between the corporation and The Dow Chemical Company
            (See Exhibit 99.1 of the corporation's Form 8-K dated
            August 3, 1999).


Wherever an exhibit listed above refers to another exhibit (e.g., "See Exhibit 6 of..."), that exhibit or document is incorporated herein by such reference.