Form 10-Q/A
period 1999-03-31
UNION CARBIDE CORP /NEW/
filed 1999-10-25
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C  20549
                                   FORM 10-Q/A



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

                        PART I. FINANCIAL INFORMATION

                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                         Millions of dollars
                                                    (Except per share figures)
                                                      Quarter ended March 31,
                                                           1999        1998
                                                        (Restated)
NET SALES                                                $ 1,402     $ 1,561

  Cost of sales, exclusive of depreciation and
    amortization                                           1,032       1,161
  Research and development                                    37          37
  Selling, administrative and other expenses(a)               70          84
  Depreciation and amortization                              104          95
  Partnership income                                           6          37
  Other income - net                                          14          11

INCOME BEFORE INTEREST EXPENSE AND PROVISION FOR
  INCOME TAXES                                               179         232
  Interest expense                                            31          27

INCOME BEFORE PROVISION FOR INCOME TAXES                     148         205
  Provision for income taxes                                  38          59

INCOME OF CONSOLIDATED COMPANIES AND PARTNERSHIPS            110         146
  Minority interest                                            1           1
  Loss from corporate investments carried at equity           32           3

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                        77         142
  Cumulative effect of change in accounting principle        (20)          -

NET INCOME                                               $    57     $   142

Earnings per common share
  Basic -
    Income before cumulative effect of change
      in accounting principle                            $  0.57     $  1.03
    Cumulative effect of change in accounting principle    (0.14)          -
    Net income                                              0.43        1.03

  Diluted -
    Income before cumulative effect of change
      in accounting principle                            $  0.56     $  1.01
    Cumulative effect of change in accounting principle    (0.14)          -
    Net income                                              0.42        1.01
Cash dividends declared per common share                 $  0.2250   $  0.2250



(a) Selling, administrative and other expenses include:
      Selling                                            $    23     $    26
      Administrative                                          25          29
      Other expenses                                          22          29
                                                         $    70     $    84

The Notes to Condensed Consolidated Financial Statements on Pages 6 through 11 should be read in conjunction with this statement.

                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                     Millions of dollars
                                                     March 31,  Dec. 31,
                                                       1999       1998
                                                    (Restated)
ASSETS
  Cash and cash equivalents                           $   33     $   49
  Notes and accounts receivable                          997        933
  Inventories                                            571        667
  Other current assets                                   273        257
  Total current assets                                 1,874      1,906

  Property, plant and equipment                        8,509      8,409
  Less: Accumulated depreciation                       4,290      4,228
  Net fixed assets                                     4,219      4,181

  Companies carried at equity                            586        624
  Other investments and advances                         122        141
  Total investments and advances                         708        765

  Other assets                                           491        439

  Total assets                                        $7,292     $7,291


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                    $  216     $  264
  Short-term debt and current portion of
    long-term debt                                       515        426
  Accrued income and other taxes                          61        110
  Other accrued liabilities                              642        670
  Total current liabilities                            1,434      1,470

  Long-term debt                                       1,796      1,796
  Postretirement benefit obligation                      445        450
  Other long-term obligations                            618        602
  Deferred credits                                       535        488
  Minority stockholders' equity in consolidated
    subsidiaries                                          37         36
  Stockholders' equity:
    Common stock - authorized - 500,000,000 shares
                 - issued     - 155,523,242 shares
                     (155,052,017 shares in 1998)        156        155
    Additional paid-in capital                            89         79
    Other equity adjustments                               -         (2)
    Accumulated other comprehensive loss                (157)      (104)
    Retained earnings                                  3,385      3,357
    Unearned employee compensation - ESOP                (55)       (67)
    Treasury stock, at cost-22,863,615 shares
                (22,366,017 shares in 1998)             (991)      (969)
  Total stockholders' equity                           2,427      2,449
  Total liabilities and stockholders' equity          $7,292     $7,291

The Notes to Condensed Consolidated Financial Statements on Pages 6 through 11 should be read in conjunction with this statement.

                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    Millions of dollars
                                                  Quarter ended March 31,
                                                     1999         1998
                                                  Increase (decrease) in
                                                cash and cash equivalents
                                                 (Restated)
OPERATIONS
  Income before cumulative effect of change in
    accounting principle                            $  77        $ 142
  Noncash charges (credits) to net income
    Depreciation and amortization                     104           95
    Deferred income taxes                              39           40
    Equity in (earnings) losses of joint ventures,
      net of cash received                             33           (8)
    Other                                               2           22
  Increase in working capital(a)                     (141)        (148)
  Long-term assets and liabilities                    (13)          (4)
Cash Flow From Operations                             101          139
INVESTING
  Capital expenditures                               (173)        (146)
  Investments, advances and acquisitions              (19)          (5)
  Proceeds from the sale of
    available-for-sale securities                       8            9
  Purchase of available-for-sale securities            (9)         (12)
  Sale of fixed and other assets                       18            3
Cash Flow Used for Investing                         (175)        (151)
FINANCING
  Change in short-term debt (3 months or less)        111           80
  Proceeds from short-term debt                         -            7
  Repayments of short-term debt                        (4)           -
  Proceeds from long-term debt                         37            -
  Repayments of long-term debt                        (52)          (1)
  Issuance of common stock                              9           13
  Purchase of common stock                            (22)         (49)
  Payment of dividends                                (29)         (30)
  Other                                                 9            9
Cash Flow From Financing                               59           29
Effect of exchange rate changes on cash and
  cash equivalents                                     (1)           -
  Change in cash and cash equivalents                 (16)          17
Cash and cash equivalents, beginning-of-period         49           20
Cash and cash equivalents, end-of-period            $  33        $  37

Cash paid for interest and income taxes
  Interest (net of amount capitalized)              $  24        $  18
  Income taxes                                      $   6        $   8


(a) Net change in certain components of working capital (excluding noncash transactions):

(Increase) decrease in current assets
  Notes and accounts receivable                    $ (79)       $ (61)
  Inventories                                         96           (5)
  Other current assets                               (36)           5
Decrease in payables and accruals                   (122)         (87)
Increase in working capital                        $(141)       $(148)


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


2.  Comprehensive Income (Loss)

The following summary presents the components of comprehensive income (loss):

                                                          Quarter Ended
                                                       Mar. 31,   Mar. 31,
Millions of dollars                                      1999       1998
                                                      (Restated)
Net income                                              $  57      $ 142
Other comprehensive income (loss):
  Unrealized gains and losses on available-for-sale
    securities, net of reclassification adjustment,
    net of tax                                              -          6
  Foreign currency translation adjustments                (53)         8

Total Comprehensive Income                              $   4      $ 156

3. Inventories

                                                       Mar. 31,   Dec. 31,
Millions of dollars                                      1999       1998
Raw materials and supplies                              $ 163      $ 187
Work in process                                            28         41
Finished goods                                            380        439
                                                        $ 571      $ 667

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

                                    S&I       BC&P      Other      Total
Millions of dollars
for the three months ended
March 31, 1999
  Net sales                        $1,034      $368        $ -     $1,402
  Intersegment revenues                 -        53          -         53
  Segment revenues                  1,034       421          -      1,455
  Depreciation and amortization        63        41          -        104
  Partnership income                    4         2          -          6
  Operating profit (loss)-Restated    208       (33)         4        179
  Interest expense                      -         -         31         31
  Income (loss) from corporate
    investments carried at equity       4       (36)         -        (32)


March 31, 1998
  Net sales                        $1,120      $441        $ -     $1,561
  Intersegment revenues                 -        77          -         77
  Segment revenues                  1,120       518          -      1,638
  Depreciation and amortization        60        35          -         95
  Partnership income                   37         -          -         37
  Operating profit (loss)             202        36         (6)       232
  Interest expense                      -         -         27         27
  Income (loss) from corporate
    investments carried at equity       3        (6)         -         (3)

                                    - 7 -

5.  Earnings Per Share

                                                        Quarter Ended
Millions of dollars,                                 Mar. 31,     Mar. 31,
   except per share amounts                            1999         1998
                                                    (Restated)
Basic -
  Income before cumulative effect of change
    in accounting principle                             $  77        $ 142
  Cumulative effect of change in accounting
    principle                                             (20)           -
  Net income                                            $  57        $ 142

  Weighted average number of shares
    outstanding for basic calculation             132,848,490  136,875,966

  Earnings per share -
    Income before cumulative effect of change
      in accounting principle                           $0.57        $1.03
    Cumulative effect of change in accounting
      principle                                         (0.14)           -
    Net income                                           0.43         1.03


Diluted -
  Income before cumulative effect of change
    in accounting principle                             $  77        $ 142
  Cumulative effect of change in accounting
    principle                                             (20)           -
  Net income                                            $  57        $ 142

  Weighted average number of shares
    outstanding for basic calculation             132,848,490  136,875,966
      Add: Effect of stock options                  2,861,529    3,534,250
  Weighted average number of shares
    outstanding for diluted calculation           135,710,019  140,410,216

  Earnings per share -
    Income before cumulative effect of change
      in accounting principle                           $0.56        $1.01
    Cumulative effect of change in accounting
      principle                                         (0.14)           -
    Net income                                           0.42         1.01

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


9.  Subsequent Events

a) The corporation identified an overstatement of previously reported cost of sales which resulted in an understatement of earnings in the first quarter of 1999. The overstatement was the result of human error associated with a work process change in conjunction with the company's enterprise-wide information systems implementation. The financial information included in this Form 10-Q/A has been restated as follows to reflect such adjustments.

                                                Quarter Ended March 31, 1999
                                                  As Reported    As Restated
Millions of dollars,
except per share amounts
Cost of sales, exclusive of depreciation
   and amortization                                 $1,042         $1,032

Provision for income taxes                              34             38

Income before cumulative effect of change
  in accounting principle                               71             77

Net income                                              51             57

Earnings per common share:
   Basic -
    Income before cumulative effect of
      change in accounting principle                $ 0.53         $ 0.57
    Net income                                        0.39           0.43

   Diluted -
    Income before cumulative effect of
      change in accounting principle                $ 0.52         $ 0.56
    Net income                                        0.38           0.42

Segment Data
    Operating profit (loss) -
       -  Specialties & Intermediates               $  203         $  208
       -  Basic Chemicals & Polymers                   (38)           (33)

                                                            As of
                                                        March 31, 1999
                                                  As Reported    As Restated
Balance Sheet Data
    Accounts payable                                $  226         $  216
    Accrued income and other taxes                      57             61
    Retained earnings                                3,379          3,385
    Total stockholders' equity                       2,421          2,427


b) In April 1999, the corporation issued $250 million of 6.70 percent Public Notes due April 2009. The Notes pay interest semi-annually in April and October of each year.

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


Amendment of Form 10-Q

The corporation identified an overstatement of previously reported cost of sales which resulted in an understatement of earnings in the first quarter of 1999. The overstatement was the result of human error associated with a work process change in conjunction with the company's enterprise-wide information systems implementation. The financial information included in this Form 10-Q/A has been restated to reflect such adjustments. For the effects of the restatement on income statement data, segment data and balance sheet data see footnote 9(a) on page 11 of this report on Form 10-Q/A.



Summary

The corporation reported first quarter 1999 net income of $57 million, or $0.42 per diluted share ($0.43 per basic share) after the cumulative effect of a change in accounting principle of $20 million or $0.14 per diluted share ($0.14 per basic share). For the corresponding quarter in 1998 the corporation reported net income of $142 million, or $1.01 per diluted share ($1.03 per basic share).

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

The corporation's unit variable margin (revenues less variable manufacturing and distribution costs divided by customer volume) declined from 18.6 cents per pound in the first quarter of 1998 to 16.2 cents per pound in the first quarter of 1999, largely due to falling selling prices for products of the BC&P segment.

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

For the quarter ended March 31, 1999, the corporation's tax rate was 25.7 percent, a decline of approximately 3 percentage points from the same quarter of 1998, principally reflecting the expected effect of a higher percentage of research and experimentation and foreign sales corporation tax credits in 1999.


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

The corporation's long-term debt totaled $1,797 million at March 31, 1999, of which $125 million was variable-rate debt. At that date, a hypothetical
10 percent increase or decrease in market interest rates would not have materially affected interest expense or cash flows related to variable-rate debt. A 10 percent increase in market interest rates would have decreased the net fair market value of fixed-rate debt instruments by $93 million at March 31, 1999, and a 10 percent decrease in market interest rates would have increased the net fair market value of fixed-rate debt instruments by $108 million at March 31, 1999.


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

Specialties and Intermediates

                                                          Quarter Ended
Millions of dollars,                                   Mar. 31,   Mar. 31,
except as indicated                                      1999       1998
Segment revenues                                        $1,034     $1,120
Depreciation and amortization                               63         60
Partnership income                                           4         37
Operating profit                                           208        202
Income from corporate investments carried at equity          4          3
Unit variable margin (cents/pound)                        26.0       24.2
Fixed cost per pound of products sold (cents/pound)       14.1       14.4
Capital expenditures                                        69         90

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


Basic Chemicals & Polymers

                                                          Quarter Ended
Millions of dollars,                                   Mar. 31,   Mar. 31,
except as indicated                                      1999       1998
Segment revenues                                        $  421     $  518
Depreciation and amortization                               41         35
Partnership income                                           2          -
Operating profit (loss)                                    (33)        36
Income (loss) from corporate investments
  carried at equity                                        (36)        (6)
Unit variable margin (cents/pound)                         5.6       11.3
Fixed cost per pound of products sold (cents/pound)        5.2        7.1
Capital expenditures                                       104         56

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

Internal Activities

Since 1995, the corporation has been working to ready its internal operations and has expended significant funds to replace most of its U.S. office information systems with an integrated, advanced system supported by Systems Applications and Products ("SAP") software. This SAP project, implemented during 1998, made Year 2000 ready the corporation's internal finance, plant operation and supply chain computer systems. Additionally, in 1998 a total upgrade of the principal integrated business software application used outside of North America was completed and made that system Year 2000 ready.

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

The corporation's ratio of debt to total capital was 48.4 percent at March 31, 1999 as compared to 47.2 percent at December 31, 1998. At March 31, 1999 there were no borrowings outstanding under the existing major bank credit agreement aggregating $1 billion.

                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 7 to the corporation's consolidated financial statements on pages 9 and 10 of this report on Form 10-Q/A.

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

              ABSTAIN - 2,526,442 shares.

              BROKER NON-VOTES - 26,091,892 shares.


Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits.

              The following exhibits are filed as part of this report:

                  27  -  Amended Financial Data Schedule.

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


                                                 UNION CARBIDE CORPORATION
                                                       (Registrant)




Date:  October 25, 1999                          By:  /s/ John K. Wulff
                                                      JOHN K. WULFF
                                                      Vice-President, Chief
                                                      Financial Officer and
                                                      Controller

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

  27        Amended Financial Data Schedule                                25