Form 10-Q/A
period 1999-06-30
UNION CARBIDE CORP /NEW/
filed 1999-10-25
CIK 100790

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

                         PART I. FINANCIAL INFORMATION

                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                         Millions of dollars
                                                     (Except per share figures)
                                                       Quarter ended June 30,
                                                           1999        1998
                                                        (Restated)
NET SALES                                                $1,418      $1,459

  Cost of sales, exclusive of depreciation and
    amortization                                          1,105       1,087
  Research and development                                   39          36
  Selling, administrative and other expenses(a)              57          72
  Depreciation and amortization                              95          98
  Partnership income (loss)                                  (4)         27
  Other income - net                                         27          10

INCOME BEFORE INTEREST EXPENSE AND PROVISION FOR
  INCOME TAXES                                              145         203
  Interest expense                                           35          29

INCOME BEFORE PROVISION FOR INCOME TAXES                    110         174
  Provision for income taxes                                 28          51

INCOME OF CONSOLIDATED COMPANIES AND PARTNERSHIPS            82         123
  Minority interest                                           1           1
  Loss from corporate investments carried at equity          18           4

NET INCOME                                               $   63      $  118


Earnings per common share
  Basic                                                  $ 0.47      $ 0.87
  Diluted                                                $ 0.46      $ 0.85
Cash dividends declared per common share                 $ 0.225     $ 0.225



(a) Selling, administrative and other expenses include:
      Selling                                            $   23      $   23
      Administrative                                         16          29
      Other expenses                                         18          20
                                                         $   57      $   72

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 13 should be read in conjunction with this statement.

                    UNION CARBIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                         Millions of dollars
                                                     (Except per share figures)
                                                      Six months ended June 30,
                                                           1999        1998
                                                        (Restated)
NET SALES                                                $2,820      $3,020

  Cost of sales, exclusive of depreciation and
    amortization                                          2,137       2,248
  Research and development                                   76          73
  Selling, administrative and other expenses(a)             127         156
  Depreciation and amortization                             199         193
  Partnership income                                          2          64
  Other income - net                                         41          21

INCOME BEFORE INTEREST EXPENSE AND PROVISION FOR
  INCOME TAXES                                              324         435
  Interest expense                                           66          56

INCOME BEFORE PROVISION FOR INCOME TAXES                    258         379
  Provision for income taxes                                 66         110

INCOME OF CONSOLIDATED COMPANIES AND PARTNERSHIPS           192         269
  Minority interest                                           2           2
  Loss from corporate investments carried at equity          50           7

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                      140         260
  Cumulative effect of change in accounting principle       (20)          -

NET INCOME                                               $  120      $  260

Earnings per common share
  Basic -
    Income before cumulative effect of change
      in accounting principle                            $ 1.05      $ 1.91
    Cumulative effect of change in accounting principle   (0.15)          -
    Net income                                             0.90        1.91

  Diluted -
    Income before cumulative effect of change
      in accounting principle                            $ 1.02      $ 1.86
    Cumulative effect of change in accounting principle   (0.14)          -
    Net income                                             0.88        1.86
Cash dividends declared per common share                 $ 0.45      $ 0.45



(a) Selling, administrative and other expenses include:
      Selling                                            $   46      $   49
      Administrative                                         41          58
      Other expenses                                         40          49
                                                         $  127      $  156

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 13 should be read in conjunction with this statement.

                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                     Millions of dollars
                                                      June 30,  Dec. 31,
                                                        1999      1998
                                                     (Restated)
ASSETS
  Cash and cash equivalents                           $    41     $   49
  Notes and accounts receivable                         1,075        933
  Inventories                                             599        667
  Other current assets                                    247        257
  Total current assets                                  1,962      1,906

  Property, plant and equipment                         8,714      8,409
  Less: Accumulated depreciation                        4,363      4,228
  Net fixed assets                                      4,351      4,181

  Companies carried at equity                             561        624
  Other investments and advances                          119        141
  Total investments and advances                          680        765

  Other assets                                            472        439

  Total assets                                        $ 7,465     $7,291


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                    $   239     $  264
  Short-term debt and current portion of
    long-term debt                                        419        426
  Accrued income and other taxes                           29        110
  Other accrued liabilities                               662        670
  Total current liabilities                             1,349      1,470

  Long-term debt                                        2,044      1,796
  Postretirement benefit obligation                       439        450
  Other long-term obligations                             591        602
  Deferred credits                                        550        488
  Minority stockholders' equity in consolidated
    subsidiaries                                           38         36
  Stockholders' equity:
    Common stock - authorized - 500,000,000 shares
                 - issued     - 156,563,343 shares        157        155
                      (155,052,017 shares in 1998)
    Additional paid-in capital                            114         79
    Other equity adjustments                               (2)        (2)
    Accumulated other comprehensive loss                 (157)      (104)
    Retained earnings                                   3,417      3,357
    Unearned employee compensation - ESOP                 (56)       (67)
    Treasury stock, at cost-23,415,856 shares
                (22,366,017 shares in 1998)            (1,019)      (969)
  Total stockholders' equity                            2,454      2,449
  Total liabilities and stockholders' equity          $ 7,465     $7,291

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 13 should be read in conjunction with this statement.

                    UNION CARBIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Millions of dollars
                                                 Six months ended June 30,
                                                     1999         1998
                                                  Increase (decrease) in
                                                cash and cash equivalents
                                                  (Restated)
OPERATIONS
  Income before cumulative effect of change in
    accounting principle                            $  140        $ 260
  Noncash charges (credits) to net income
    Depreciation and amortization                      199          193
    Deferred income taxes                               81           98
    Equity in (earnings) losses of joint ventures,
      net of cash received                              68            4
    Other                                               21           38
  Increase in working capital(a)                      (228)        (200)
  Long-term assets and liabilities                     (33)         (36)
Cash Flow From Operations                              248          357
INVESTING
  Capital expenditures                                (381)        (357)
  Investments, advances and acquisitions               (62)         (23)
  Proceeds from the sale of
    available-for-sale securities                       18           17
  Purchase of available-for-sale securities            (28)         (22)
  Sale of fixed and other assets                        19            6
Cash Flow Used For Investing                          (434)        (379)
FINANCING
  Change in short-term debt (3 months or less)          20          (73)
  Proceeds from short-term debt                          2           25
  Repayments of short-term debt                         (8)           -
  Proceeds from long-term debt                         285          248
  Repayments of long-term debt                         (52)          (3)
  Issuance of common stock                              30           24
  Purchase of common stock                             (50)        (129)
  Payment of dividends                                 (60)         (61)
  Other                                                 11            9
Cash Flow From Financing                               178           40
Effect of exchange rate changes on cash and
  cash equivalents                                       -            -
Change in cash and cash equivalents                     (8)          18
Cash and cash equivalents beginning-of-period           49           20
Cash and cash equivalents end-of-period              $  41        $  38

Cash paid for interest and income taxes
  Interest (net of amount capitalized)               $  72        $  54
  Income taxes                                       $  18        $  24


 (a) Net change in certain components of working capital (excluding non-cash expenditures):

(Increase) decrease in current assets
  Notes and accounts receivable                      $(146)       $  (1)
  Inventories                                           71          (15)
  Other current assets                                 (20)           7
Decrease in payables and accruals                     (133)        (191)
Increase in working capital                          $(228)       $(200)


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


2.  Comprehensive Income

    The following summary presents the components of comprehensive income:

Millions of dollars                        Quarter Ended   Six Months Ended
                                              June 30,          June 30,
                                             1999    1998      1999    1998
                                          (Restated)       (Restated)
Net income                                    $63    $118      $120    $260
Other comprehensive income (loss):
  Unrealized gains and losses on
    available-for-sale securities, net of
    reclassification adjustment, net of tax     2      (2)        2       4
  Foreign currency translation adjustments     (2)    (16)      (55)     (8)

Total comprehensive income                    $63    $100      $ 67    $256

3.  Inventories

                                                June 30,   Dec. 31,
Millions of dollars                               1999       1998
Raw materials and supplies                        $148       $187
Work in process                                     50         41
Finished goods                                     401        439
                                                  $599       $667

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

                                     S&I      BC&P      Other       Total
Millions of dollars
three months ended
June 30, 1999
  Net sales                        $1,036     $382        $ -      $1,418
  Intersegment revenues                 -       54          -          54
  Segment revenues                  1,036      436          -       1,472
  Depreciation and amortization        62       33          -          95
  Partnership income (loss)-Restated   (2)      (2)         -          (4)
  Operating profit (loss)             188      (42)        (1)        145
  Interest expense                      -        -         35          35
  Income (loss) from corporate
    investments carried at equity       -      (18)         -         (18)


June 30, 1998
  Net sales                        $1,060     $399        $ -      $1,459
  Intersegment revenues                 -       81          -          81
  Segment revenues                  1,060      480          -       1,540
  Depreciation and amortization        61       37          -          98
  Partnership income                   24        3          -          27
  Operating profit (loss)             166       42         (5)        203
  Interest expense                      -        -         29          29
  Income (loss) from corporate
    investments carried at equity       2       (6)         -          (4)


                                     S&I      BC&P      Other       Total
Millions of dollars
six months ended
June 30, 1999
  Net sales                        $2,070     $750       $  -      $2,820
  Intersegment revenues                 -      107          -         107
  Segment revenues                  2,070      857          -       2,927
  Depreciation and amortization       125       74          -         199
  Partnership income                    2        -          -           2
  Operating profit (loss)-Restated    396      (75)         3         324
  Interest expense                      -        -         66          66
  Income (loss) from corporate
    investments carried at equity       4      (54)         -         (50)


June 30, 1998
  Net sales                        $2,180     $840       $  -      $3,020
  Intersegment revenues                 -      158          -         158
  Segment revenues                  2,180      998          -       3,178
  Depreciation and amortization       121       72          -         193
  Partnership income                   61        3          -          64
  Operating profit (loss)             368       78        (11)        435
  Interest expense                      -        -         56          56
  Income (loss) from corporate
    investments carried at equity       5      (12)         -          (7)

The operating profit of the S&I segment for the three and six months ended June 30, 1999 includes a $12 million net gain from a litigation settlement.

5.  Earnings Per Share

     Millions of dollars,                        Quarter Ended June 30,   Six Months Ended June 30,
        except per share amounts                    1999         1998          1999         1998
                                                 (Restated)               (Restated)
Basic -
  Income before cumulative effect of change
    in accounting principle                       $  63        $ 118         $ 140        $ 260
  Cumulative effect of change in accounting
    principle                                         -            -           (20)           -
  Net income                                      $  63        $ 118         $ 120        $ 260

  Weighted average number of shares
    outstanding for basic calculation          133,088,173   136,132,527  132,968,994  136,502,193

  Earnings per share -
    Income before cumulative effect of change
      in accounting principle                     $0.47        $0.87         $1.05        $1.91
    Cumulative effect of change in accounting
      principle                                       -            -         (0.15)           -
    Net income                                    $0.47        $0.87         $0.90        $1.91

Diluted -
  Income before cumulative effect of change
    in accounting principle                       $  63        $ 118         $ 140        $ 260
  Cumulative effect of change in accounting
    principle                                         -            -           (20)           -
  Net income                                      $  63        $ 118         $ 120        $ 260

  Weighted average number of shares
    outstanding for basic calculation          133,088,173   136,132,527   132,968,994  136,502,193
      Add:  Effect of stock options              3,365,490     3,772,915     3,113,510    3,653,583
  Weighted average number of shares
    outstanding for diluted calculation        136,453,663   139,905,442   136,082,504  140,155,776

  Earnings per share -
    Income before cumulative effect of change
      in accounting principle                     $0.46        $0.85         $1.02        $1.86
    Cumulative effect of change in accounting
      principle                                       -            -         (0.14)           -
    Net income                                    $0.46        $0.85         $0.88        $1.86

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


8.  Commitments and Contingencies

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

9.  Accounting Changes

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


10. Subsequent Events

a) The corporation identified an overstatement of previously reported cost of sales which resulted in an understatement of earnings in the first and second quarters of 1999. The overstatement was the result of human error associated with a work process change in conjunction with the company's enterprise-wide information systems implementation. The financial information included in this Form 10-Q/A has been restated as follows to reflect such adjustments.

Millions of dollars,                        Quarter Ended June 30, 1999   Six Months Ended June 30, 1999
except per share amounts                      As Reported   As Restated    As Reported    As Restated
Cost of sales, exclusive of depreciation
   and amortization                           $1,115          $1,105         $2,157        $2,137

Provision for income taxes                        25              28             59            66

Income before cumulative effect of
  change in accounting principle                  56              63            127           140

Net income                                        56              63            107           120

Earnings per common share -
   Basic -
    Income before cumulative effect of
       change in accounting principle         $ 0.42          $ 0.47         $ 0.95        $ 1.05
   Net income                                   0.42            0.47           0.80          0.90

   Diluted -
    Income before cumulative effect of
       change in accounting principle         $ 0.41          $ 0.46         $ 0.93        $ 1.02
    Net income                                  0.41            0.46           0.79          0.88

 Segment Data
   Operating profit (loss) -
   - Specialties & Intermediates              $  182          $  188         $  385        $  396
   - Basic Chemicals & Polymers                  (46)            (42)           (84)          (75)

                                                      As of
                                                  June 30, 1999
                                            As Reported     As Restated
Balance Sheet Data
   Accounts payable                           $  259          $  239
   Accrued income and other taxes                 22              29
   Retained earnings                           3,404           3,417
   Total stockholders' equity                  2,441           2,454



b) In July 1999, the corporation received a favorable licensing litigation settlement of $38 million, which will be included in Other income of the S&I segment in the third quarter of 1999.

c) On August 3, 1999 the corporation and The Dow Chemical Company ("Dow") entered a definitive Agreement and Plan of Merger. Under the agreement the corporation's shareholders will receive 0.537 shares of Dow Common Stock for each share of UCC Common Stock they own as of the date of the merger, which is not anticipated to occur before the first quarter of 2000. Additionally, the merger is subject to approval by UCC shareholders, and review by antitrust regulatory authorities in the United States, Europe and Canada.

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


Amendment of Form 10-Q

The corporation identified an overstatement of previously reported cost of sales which resulted in an understatement of earnings in the first and second quarters of 1999. The overstatement was the result of human error associated with a work process change in conjunction with the company's enterprise-wide information systems implementation. The financial information included in this Form 10-Q/A has been restated to reflect such adjustments. For the effects of the restatement on income statement data, segment data and balance sheet data, see footnote 10(a) on page 13 of this report on Form 10-Q/A.


Summary

The corporation reported second quarter net income of $63 million, or $0.46 per diluted share ($0.47 per basic share). For the corresponding quarter in 1998 the corporation reported net income of $118 million, or $0.85 per diluted share ($0.87 per basic share). Net income for the six months ended June 30, 1999 was $120 million, or $0.88 per diluted share ($0.90 per basic share) after the cumulative effect of change in accounting principle of $20 million, or $0.14 per diluted share ($0.15 per basic share), reported in the first quarter of 1999. For the same six months of 1998, the corporation reported net income of $260 million, or $1.86 per diluted share ($1.91 per basic share). Included in operating profit for the second quarter of 1999 is a net gain of $12 million ($9 million after-tax) related to a litigation settlement.

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

Consolidated unit variable margin (revenues less variable manufacturing and distribution costs divided by customer volume) declined from 17.9 cents per pound for the second quarter of 1998 to 14.6 cents per pound for the comparable period of 1999. Consolidated unit variable margin for the first half of 1998 was 18.2 cents per pound compared to 15.4 cents per pound in the first half of 1999. Declines in unit variable margin are largely due to falling average selling prices, particularly in the BC&P segment, coupled with rising raw material costs.

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

For the quarter and six months ended June 30, 1999, the corporation's tax rate was approximately 25 percent, a decline of approximately 4 percentage points from the quarter and six months ended June 30, 1998, principally reflecting the expected effect of a higher percentage of research and experimentation and foreign sales corporation tax credits in 1999.


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

Specialties and Intermediates
                                         Quarter Ended       Six Months Ended
Millions of dollars,                  June 30,   June 30,   June 30,  June 30,
except as indicated                     1999       1998       1999      1998
Segment revenues                       $1,036     $1,060     $2,070    $2,180
Depreciation and amortization              62         61        125       121
Partnership income (loss)                  (2)        24          2        61
Operating profit                          188        166        396       368
Income from corporate investments
  carried at equity                         -          2          4         5
Unit variable margin (cents/pound)       22.7       23.1       24.3      23.7
Fixed cost per pound of products
  sold (cents/pound)                     13.0       13.9       13.5      14.2
Capital expenditures                       93        131        162       221

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

For the second quarter of 1999 compared to the same quarter of 1998, unit variable margin decreased 1.7 percent as average selling prices declined at a faster rate than the direct cost to produce those products. Unit variable margin for the first half of 1999 improved 2.5 percent over the same period in 1998 reflecting an increase in sales of products with higher variable margin as well as a reduction in raw material costs in the first quarter, partially offset by increased raw material costs in the second quarter.

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

Basic Chemicals & Polymers
                                         Quarter Ended       Six Months Ended
Millions of dollars,                  June 30,   June 30,   June 30,  June 30,
except as indicated                     1999       1998       1999      1998
Segment revenues                       $  436     $  480     $  857    $  998
Depreciation and amortization              33         37         74        72
Partnership income (loss)                  (2)         3          -         3
Operating profit (loss)                   (42)        42        (75)       78
Income (loss) from corporate
  investments carried at equity           (18)        (6)       (54)      (12)
Unit variable margin (cents/pound)        4.7       11.5        5.2      11.4
Fixed cost per pound of products
  sold (cents/pound)                      5.2        7.2        5.2       7.1
Capital expenditures                      115         80        219       136

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

Risks and Contingency Plan

Failure to sufficiently remediate the Year 2000 problem in a timely fashion poses substantial risks for the corporation. Reasonable worst-case scenarios include, but are not limited to, manufacturing system malfunctions including shutdowns and failure in the supply chain. The full extent of these risk scenarios is uncertain at this time and the corporation is taking extensive measures to minimize its exposure.

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

The corporation's ratio of debt to total capital was 49.7 percent at June 30, 1999 compared to 47.2 percent at December 31, 1998. At June 30, 1999 there were no outstanding borrowings under the existing major bank credit agreement aggregating $1 billion. The corporation has an effective shelf registration statement covering $500 million of public debt securities at June 30, 1999.

                         PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         See Note 8 to the corporation's consolidated financial statements on pages 11 and 12 of this report on Form 10-Q/A.

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

                 27 - Amended Financial Data Schedule.

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

  27        Amended Financial Data Schedule

  99 Stock Option Agreement, dated August 3, 1999 by and between the corporation and The Dow Chemical Company
            (See Exhibit 99.1 of the corporation's Form 8-K dated
            August 3, 1999).


Wherever an exhibit listed above refers to another exhibit (e.g., "See Exhibit 6 of ..."), that exhibit or document is incorporated herein by such reference.