Form 10-Q
period 1999-09-30
UNION CARBIDE CORP /NEW/
filed 1999-11-09
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C  20549
                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999

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

           Class                            Outstanding at October 31, 1999
Common Stock, $1 par value                        133,857,750 shares


              Total number of sequentially numbered pages in this filing, including exhibits thereto:  27

UNION CARBIDE CORPORATION AND SUBSIDIARIES

                                     INDEX

PART I. FINANCIAL INFORMATION
                                                                        PAGE
Item 1.   Financial Statements of Union Carbide Corporation and
            Subsidiaries
          Condensed Consolidated Statement of Income -
            Quarter ended September 30, 1999 and 1998..............        3
          Condensed Consolidated Statement of Income -
            Nine months ended September 30, 1999 and 1998..........        4
          Condensed Consolidated Balance Sheet -
            September 30, 1999 and December 31, 1998...............        5
          Condensed Consolidated Statement of Cash Flows -
            Nine months ended September 30, 1999 and 1998..........        6
          Notes to Condensed Consolidated Financial Statements.....       7-13

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................      14-23

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.      15-16

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings........................................        24

Item 6.   Exhibits and Reports on Form 8-K.........................        24

Signature..........................................................        25

Exhibit Index......................................................        26

Cautionary statement: All statements in this Quarterly Report on Form 10-Q that do not reflect historical information are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (as amended). Forward-looking statements include statements concerning the pending merger with The Dow Chemical Company (the "Dow Merger"); plans; objectives; strategies; anticipated future events or performance; sales; cost, expense and earnings expectations; the Year 2000 issue; interest rate and currency risk management; the chemical markets in 1999 and beyond; development, production and acceptance of new products and process technologies; ongoing and planned capacity additions and expansions; joint ventures; Management's Discussion & Analysis; and any other statements that do not reflect historical information. Such forward-looking statements are subject to risks and uncertainties. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include the supply/demand balance for the corporation's products; customer inventory levels; competitive pricing pressures; raw material availability and costs; changes in industry production capacities and operating rates; currency exchange rates; interest rates; global economic conditions; competitive technology positions; failure by the corporation to achieve technology objectives, complete Year 2000 readiness, achieve cost reduction targets or complete projects on schedule and on budget; inability to obtain new customers or retain existing ones; and with respect to the Dow Merger, failure to obtain necessary regulatory and other governmental approvals and failure to satisfy conditions of the merger agreement.

                        PART I. FINANCIAL INFORMATION

                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                         Millions of dollars
                                                      (Except per share figures)
                                                      Quarter ended September 30,
                                                           1999        1998
NET SALES                                                $1,498      $1,350

  Cost of sales, exclusive of depreciation and
    amortization                                          1,232       1,036
  Research and development                                   38          34
  Selling, administrative and other expenses(a)              72          78
  Depreciation and amortization                             103          95
  Partnership income (loss)                                  18         (46)
  Other income - net                                         52         129

INCOME BEFORE INTEREST EXPENSE AND PROVISION FOR
  INCOME TAXES                                              123         190
  Interest expense                                           32          28

INCOME BEFORE PROVISION FOR INCOME TAXES                     91         162
  Provision for income taxes                                 24          58

INCOME OF CONSOLIDATED COMPANIES AND PARTNERSHIPS            67         104
  Minority interest                                           2           -
  Income (loss) from corporate investments
     carried at equity                                       12         (28)

NET INCOME                                               $   77      $   76


Earnings per common share
  Basic                                                  $ 0.58      $ 0.56
  Diluted                                                $ 0.57      $ 0.55
Cash dividends declared per common share                 $ 0.225     $ 0.225



(a) Selling, administrative and other expenses include:
      Selling                                            $   24      $   25
      Administrative                                         28          26
      Other expenses                                         20          27
                                                         $   72      $   78

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 13 should be read in conjunction with this statement.

                    UNION CARBIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                          Millions of dollars
                                                       (Except per share figures)
                                                    Nine months ended September 30,
                                                           1999        1998
NET SALES                                                $4,318      $4,370

  Cost of sales, exclusive of depreciation and
    amortization                                          3,369       3,284
  Research and development                                  114         107
  Selling, administrative and other expenses(a)             199         234
  Depreciation and amortization                             302         288
  Partnership income                                         20          18
  Other income - net                                         93         150

INCOME BEFORE INTEREST EXPENSE AND PROVISION FOR
  INCOME TAXES                                              447         625
  Interest expense                                           98          84

INCOME BEFORE PROVISION FOR INCOME TAXES                    349         541
  Provision for income taxes                                 90         168

INCOME OF CONSOLIDATED COMPANIES AND PARTNERSHIPS           259         373
  Minority interest                                           4           2
  Loss from corporate investments carried at equity          38          35

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                      217         336
  Cumulative effect of change in accounting principle       (20)          -

NET INCOME                                               $  197      $  336

Earnings per common share
  Basic -
    Income before cumulative effect of change
      in accounting principle                            $ 1.63      $ 2.47
    Cumulative effect of change in accounting principle   (0.15)          -
    Net income                                             1.48        2.47

  Diluted -
    Income before cumulative effect of change
      in accounting principle                            $ 1.59      $ 2.41
    Cumulative effect of change in accounting principle   (0.14)          -
    Net income                                             1.45        2.41
Cash dividends declared per common share                 $ 0.675     $ 0.675



(a) Selling, administrative and other expenses include:
      Selling                                            $   70      $   74
      Administrative                                         69          84
      Other expenses                                         60          76
                                                         $  199      $  234

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 13 should be read in conjunction with this statement.

                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                      Millions of dollars
                                                     Sept. 30,    Dec. 31,
                                                        1999        1998
ASSETS
  Cash and cash equivalents                           $   36      $   49
  Notes and accounts receivable                        1,112         933
  Inventories                                            608         667
  Other current assets                                   257         257
  Total current assets                                 2,013       1,906

  Property, plant and equipment                        8,872       8,409
  Less: Accumulated depreciation                       4,444       4,228
  Net fixed assets                                     4,428       4,181

  Companies carried at equity                            629         624
  Other investments and advances                          88         141
  Total investments and advances                         717         765

  Other assets                                           502         439

  Total assets                                        $7,660      $7,291


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                    $  267      $  264
  Short-term debt and current portion of
    long-term debt                                       634         426
  Accrued income and other taxes                          30         110
  Other accrued liabilities                              693         670
  Total current liabilities                            1,624       1,470

  Long-term debt                                       1,868       1,796
  Postretirement benefit obligation                      434         450
  Other long-term obligations                            608         602
  Deferred credits                                       562         488
  Minority stockholders' equity in consolidated
    subsidiaries                                          40          36
  Stockholders' equity:
    Common stock - authorized - 500,000,000 shares
                 - issued     - 157,226,880 shares       157         155
                      (155,052,017 shares in 1998)
    Additional paid-in capital                           128          79
    Other equity adjustments                              (1)         (2)
    Accumulated other comprehensive loss                (150)       (104)
    Retained earnings                                  3,466       3,357
    Unearned employee compensation - ESOP                (57)        (67)
    Treasury stock, at cost- 23,414,857 shares
                (22,366,017 shares in 1998)           (1,019)       (969)
  Total stockholders' equity                           2,524       2,449
  Total liabilities and stockholders' equity          $7,660      $7,291

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 13 should be read in conjunction with this statement.

                 UNION CARBIDE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    Millions of dollars
                                                Nine months ended Sept. 30,
                                                     1999         1998
                                                  Increase (decrease) in
                                                 cash and cash equivalents
OPERATIONS
  Income before cumulative effect of change in
    accounting principle                            $ 217         $ 336
  Noncash charges (credits) to net income:
    Depreciation and amortization                     302           288
    Deferred income taxes                              99            93
    Equity in (earnings) losses of joint ventures,
      net of cash received                             53           104
    Other                                              36            32
  Increase in working capital(a)                     (211)          (49)
  Long-term assets and liabilities                    (77)          (55)
Cash Flow From Operations                             419           749
INVESTING
  Capital expenditures                               (559)         (571)
  Investments, advances and acquisitions              (91)          (30)
  Proceeds from the sale of
    available-for-sale securities                      28            33
  Purchase of available-for-sale securities           (35)          (39)
  Sale of fixed and other assets                       26             7
Cash Flow Used For Investing                         (631)         (600)
FINANCING
  Change in short-term debt (3 months or less)        243           (70)
  Proceeds from short-term debt                         2            22
  Repayments of short-term debt                       (17)          (11)
  Proceeds from long-term debt                        285           248
  Repayments of long-term debt                       (227)           (5)
  Issuance of common stock                             41            34
  Purchase of common stock                            (50)         (258)
  Payment of dividends                                (90)          (92)
  Other                                                11             9
Cash Flow From (Used For) Financing                   198          (123)
Effect of exchange rate changes on cash and
  cash equivalents                                      1            (1)
Change in cash and cash equivalents                   (13)           25
Cash and cash equivalents beginning-of-period          49            20
Cash and cash equivalents end-of-period             $  36         $  45

Cash paid for interest and income taxes
  Interest (net of amount capitalized)              $  93         $  73
  Income taxes                                      $  31         $  34

_____________

(a) Net change in certain components of working capital (excluding non-cash expenditures):

(Increase) decrease in current assets
  Notes and accounts receivable                 $(176)        $  71
  Inventories                                      62             2
  Other current assets                            (21)          (21)
Decrease in payables and accruals                 (76)         (101)
Increase in working capital                     $(211)        $ (49)


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

Certain amounts in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1998 have been reclassified to conform to the current period's presentation.


2.  Comprehensive Income

    The following summary presents the components of comprehensive income:

Millions of dollars                        Quarter Ended   Nine Months Ended
                                              Sept. 30          Sept. 30,

                                            1999    1998      1999    1998
Net income                                   $77    $ 76      $197    $336
Other comprehensive income (loss):
  Unrealized gains and losses on
    available-for-sale securities, net of
    reclassification adjustment, net of tax   (1)     (3)        1       1
  Foreign currency translation adjustments     8     (26)      (47)    (34)

Total comprehensive income                   $84    $ 47      $151    $303

3.  Inventories

                                               Sept. 30,   Dec. 31,
Millions of dollars                              1999        1998
Raw materials and supplies                       $150        $187
Work in process                                    68          41
Finished goods                                    390         439
                                                 $608        $667

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

                                     S&I      BC&P      Other       Total
Millions of dollars
quarter ended
September 30, 1999
  Net sales                        $1,057     $441      $  -      $1,498
  Intersegment revenues                 -       81         -          81
  Segment revenues                  1,057      522         -       1,579
  Depreciation and amortization        67       36         -         103
  Partnership income (loss)            17        1         -          18
  Operating profit (loss)             134       (7)       (4)        123
  Interest expense                      -        -        32          32
  Income (loss) from corporate
    investments carried at equity       -       12         -          12


September 30, 1998
  Net sales                        $  995     $355      $  -      $1,350
  Intersegment revenues                 -       66         -          66
  Segment revenues                    995      421         -       1,416
  Depreciation and amortization        61       34         -          95
  Partnership income (loss)           (49)       3         -         (46)
  Operating profit (loss)             233      (13)      (30)        190
  Interest expense                      -        -        28          28
  Income (loss) from corporate
    investments carried at equity      (3)     (25)        -         (28)

                                     S&I      BC&P      Other       Total
Millions of dollars
nine months ended
September 30, 1999
  Net sales                        $3,127   $1,191      $  -       $4,318
  Intersegment revenues                 -      188         -          188
  Segment revenues                  3,127    1,379         -        4,506
  Depreciation and amortization       192      110         -          302
  Partnership income                   19        1         -           20
  Operating profit (loss)             530      (82)       (1)         447
  Interest expense                      -        -        98           98
  Income (loss) from corporate
    investments carried at equity       4      (42)        -          (38)


September 30, 1998
  Net sales                        $3,175   $1,195      $  -       $4,370
  Intersegment revenues                 -      224         -          224
  Segment revenues                  3,175    1,419         -        4,594
  Depreciation and amortization       182      106         -          288
  Partnership income                   12        6         -           18
  Operating profit (loss)             601       65       (41)         625
  Interest expense                      -        -        84           84
  Income (loss) from corporate
    investments carried at equity       2      (37)        -          (35)

Operating profit of the S&I segment includes $38 million and $50 million in net gains from litigation settlements related to the licensing business for the quarter and nine months ended September 30, 1999, respectively.

Operating profit of the S&I segment includes a net gain of $118 million related to the favorable settlement of UNIPOL Systems business litigation and a $53 million reduction in partnership earnings related to losses associated with Aspell Polymeres SNC for the quarter and nine months ended September 30, 1998.

5.  Earnings Per Share

Millions of dollars,                           Quarter Ended Sept. 30,   Nine Months Ended Sept. 30,
  except per share amounts                         1999         1998          1999         1998
Basic -
  Income before cumulative effect of change
    in accounting principle                       $  77        $  76         $ 217        $ 336
  Cumulative effect of change in accounting
    principle                                         -            -           (20)           -
  Net income                                      $  77        $  76         $ 197        $ 336

  Weighted average number of shares
    outstanding for basic calculation        133,464,524   134,286,957   133,135,986  135,755,666

  Earnings per share -
    Income before cumulative effect of change
      in accounting principle                     $0.58        $0.56         $1.63        $2.47
    Cumulative effect of change in accounting
      principle                                       -            -         (0.15)           -
    Net income                                    $0.58        $0.56         $1.48        $2.47

Diluted -
  Income before cumulative effect of change
    in accounting principle                       $  77        $  76         $ 217        $ 336
  Cumulative effect of change in accounting
    principle                                         -            -           (20)           -
  Net income                                      $  77        $  76         $ 197        $ 336

  Weighted average number of shares
    outstanding for basic calculation        133,464,524   134,286,957   133,135,986  135,755,666
      Add:  Effect of stock options            3,434,248     3,258,418     3,220,422    3,521,861
  Weighted average number of shares
    outstanding for diluted calculation      136,898,772   137,545,375   136,356,408  139,277,527

  Earnings per share -
    Income before cumulative effect of change
      in accounting principle                     $0.57        $0.55         $1.59        $2.41
    Cumulative effect of change in accounting
      principle                                       -            -         (0.14)           -
    Net income                                    $0.57        $0.55         $1.45        $2.41


6.  Long-Term Debt

In April 1999, the corporation issued $250 million 6.70 percent Public Notes due April 2009. These notes pay interest semi-annually in April and October of each year.

The corporation intends to refinance its $110 million of Floating Rate Public Notes due in April 2000 by either borrowing under its existing major bank credit agreement aggregating $1 billion or under a prospective borrowing. Accordingly, such amount has been classified as non-current debt.


7.  Common Stock

On August 3, 1999, the Board of Directors rescinded the corporation's authorization to repurchase shares under the common stock repurchase authorization, subsequent to that date. Since inception of its repurchase authorization in 1993 through August 3, 1999, the corporation repurchased
56.4 million shares (1.0 million during the first nine months of 1999) out of a total authorization of 60 million shares, at an average effective price of $36.26 per share.


8.  Commitments and Contingencies

The corporation has entered into three major agreements for the purchase of ethylene-related products and two other purchase agreements. The net present value of the fixed and determinable portion of these obligations at September 30, 1999 totaled $206 million.

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

At September 30, 1999, the corporation had established environmental remediation accruals in the amount of $198 million. These accruals have two components, estimated future expenditures for site investigation and cleanup and estimated future expenditures for closure and postclosure activities.
In addition, the corporation had environmental loss contingencies of $120 million.

The corporation has sole responsibility for the remediation of approximately 40 percent of its environmental sites. These sites are well advanced in the investigation and cleanup stage. The corporation's environmental accruals at September 30, 1999 included $158 million for these sites, of which $58 million was for estimated future expenditures for site investigation and cleanup and $100 million was for estimated future expenditures for closure and postclosure activities. In addition, $81 million of the corporation's environmental loss contingencies related to these sites. The two sites with the largest total potential cost to the corporation are nonoperating sites. Of the above accruals, these sites accounted for $36 million, of which $18 million was for estimated future expenditures for site investigation and cleanup and $18 million was for estimated future expenditures for closure and postclosure activities. In addition, $42 million of the above environmental loss contingencies related to these sites.

The corporation does not have sole responsibility at the remainder of its environmental sites. All of these sites are in the investigation and cleanup stage. The corporation's environmental accruals at September 30, 1999 included $40 million for estimated future expenditures for site investigation and cleanup at these sites. In addition, $39 million of the corporation's environmental loss contingencies related to these sites. The largest three of these sites are also nonoperating sites. Of the above accruals, these sites accounted for $15 million for estimated future expenditures for site investigation and cleanup. In addition, $17 million of the above environmental loss contingencies related to these sites.

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

The corporation has severally guaranteed 45 percent (approximately
$641 million at September 30, 1999) of EQUATE Petrochemical Company's ("EQUATE") debt and working capital financing needs. Of this amount, approximately $474 million is severally guaranteed until certain completion and financial tests are achieved. The corporation also severally guaranteed certain sales volume targets until EQUATE's sales capabilities are proved. In addition, the corporation has pledged its shares in EQUATE as security for EQUATE's debt. The corporation has political risk insurance coverage for its equity investment and, through March 31, 2001, substantially all of its guarantee of EQUATE's debt.

The corporation had additional contingent obligations at September 30, 1999 of $123 million, of which $32 million related to guarantees of debt.

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

The corporation has recorded nonenvironmental litigation accruals of $129 million, and related insurance recovery receivables of $112 million. At September 30, 1999, the corporation had nonenvironmental litigation loss contingencies of $66 million.

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

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("Statement") No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The corporation is currently evaluating the effect Statement No. 133 will have on its financial position and results of operations in the period of adoption.


10. The Dow Merger

On August 3, 1999 the corporation and The Dow Chemical Company ("Dow") entered into a definitive Agreement and Plan of Merger. Under the agreement the corporation's shareholders will receive 0.537 of a share of Dow common stock for each share of UCC common stock they own as of the date of the merger. The merger is subject to certain conditions including approval by UCC shareholders, and review by antitrust regulatory authorities in the United States, Europe and Canada.

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


Summary

The corporation reported third quarter net income of $77 million, or $0.57 per diluted share ($0.58 per basic share). For the same quarter of 1998 the corporation reported net income of $76 million, or $0.55 per diluted share ($0.56 per basic share). Net income for the first nine months of 1999 was $197 million, or $1.45 per diluted share ($1.48 per basic share) after a charge for the cumulative effect of a change in accounting principle of $20 million, or $0.14 per diluted share ($0.15 per basic share), reported in the first quarter of 1999. Net income for the first nine months of 1998 was $336 million, or $2.41 per diluted share ($2.47 per basic share).

Consolidated net sales for the third quarter of 1999 increased $148 million, or 11.0 percent from $1,350 million in the third quarter of 1998. This increase was the result of a 4.3 percent decrease in average customer selling prices offset by a 15.8 percent increase in customer volume. Consolidated net sales for the first nine months of 1999 decreased $52 million, or 1.2 percent over the same period in 1998. The decline in the year-to-date amounts is the result of a 12.5 percent decrease in average customer selling prices partially offset by a 12.9 percent increase in customer volume. Volume increases in both segments, for the three and nine month periods ended September 30, 1999 compared with the same periods in 1998, reflected an increase in current year demand, as well as an increase in the production and sale of hydrocarbon co-products. In the third quarter of 1998, production and sale of hydrocarbon co-products were reduced as the result of a longer than anticipated plant shutdown at Taft, La. in connection with a scheduled plant turnaround and expansion. Additionally, shipments for the prior year nine month period were adversely affected by transportation delays in the U.S. Gulf Coast.

Consolidated unit variable margin (revenues less variable manufacturing and distribution costs divided by customer volume) declined from 17.5 cents per pound in the third quarter of 1998 to 14.1 cents per pound in the comparable period of 1999 mainly due to rising raw material costs. Consolidated unit variable margin for the first nine months of 1998 was 18.0 cents per pound compared with 15.0 cents per pound for the same period of 1999. Declines in unit variable margin for the nine month period reflected falling average selling prices coupled with rising raw material costs, particularly ethane.

Fixed cost per pound of products sold (fixed manufacturing and distribution costs, plus research and development and selling, administrative and other expenses, divided by customer volume) declined from 11.9 cents per pound in the third quarter of 1998 to 10.4 cents per pound for the same quarter of 1999. For the nine months ended September 30, 1999, consolidated fixed cost per pound of products sold decreased from 11.3 cents per pound in the same period of 1998 to 9.9 cents per pound. Overall, declines are primarily due to higher volumes over relatively stable fixed costs in each of the comparable periods. Fixed costs in 1999 included costs associated with a plant turnaround in Canada and a fire at the corporation's plant in Wilton, U.K. Fixed costs in 1998 included costs related to the longer than anticipated plant turnaround at the Taft, La. facility.

Partnership income increased from a loss of $46 million in the third quarter of 1998 to income of $18 million in the third quarter of 1999. Partnership income for the nine months ended September 30, 1999 increased $2 million to $20 million over the same nine months of 1998. Increases for the three and nine month periods reflect lower losses from Aspell Polymeres, SNC ("Aspell") in 1999 than those recognized by the corporation in the same periods of 1998. Additionally, the nine month period includes lower income from the corporation's UOP,LLC ("UOP") joint venture. Throughout the end of 1998 and into the beginning of 1999, UOP experienced lower sales in areas with weak economies such as Russia, Asia and the Middle East.

Other income - net for the quarter and nine months ended September 30, 1999 includes $38 million and $50 million, respectively, of net gains from favorable litigation settlements related to the licensing business. Other income - net for the third quarter and first nine months of 1998 included a net gain from a favorable litigation settlement related to the licensing business of $118 million.

Interest expense increased $4 million and $14 million for the three and nine month periods ended September 30, 1999, respectively, as compared to similar periods in 1998. These increases are due to additional debt outstanding throughout 1999 as compared to 1998.

The effective tax rate was 26.4 percent and 25.8 percent for the three and
nine month periods ended September 30, 1999, respectively.   The corporation's
effective tax rate for the same three and nine month periods in 1998 was 35.8 percent and 31.1 percent, respectively. The effective tax rate for 1998 was increased as the result of higher tax rates associated with the corporation's favorable litigation settlement in the third quarter of 1998. Excluding this settlement, the effective tax rates would have been 27.3 percent and 28.8 percent for the three and nine month periods ended September 30, 1998. Declines in the 1999 rates from the adjusted 1998 rates principally reflect the expected effect of a higher percentage of research and experimentation and foreign sales corporation tax credits in 1999.


Corporate Matters

Interest Rate and Currency Risk Management

The corporation selectively uses financial instruments to manage its exposure to market risk related to changes in foreign currency exchange rates and interest rates. The corporation does not hold derivative financial instruments for trading purposes.

At September 30, 1999, the corporation held open foreign currency forward contracts and purchased options with net notional amounts of $253 million and an unrecognized net loss of $1.0 million.

The corporation used sensitivity analysis to evaluate the potential effect of movements in foreign currency exchange rates and interest rates on the condensed consolidated financial statements. Based on this analysis, a hypothetical 10 percent weakening in the U.S. dollar across all currencies would have resulted in a $0.2 million net loss at September 30, 1999. Alternatively, a hypothetical 10 percent strengthening in the U.S. dollar across all currencies would have resulted in a $4.9 million net gain at September 30, 1999. These types of gains and losses, if any, would generally be offset by fluctuations in underlying currency transactions.

The corporation's long-term debt totaled $1,869 million at September 30, 1999, of which $125 million was variable-rate debt. The corporation held short-term debt of $633 million at September 30, 1999. At that date, a hypothetical
10 percent increase or decrease in market interest rates would not have materially affected interest expense or cash flows related to variable-rate debt or short-term debt. A 10 percent increase in market interest rates would have decreased the net fair market value of fixed-rate debt instruments by $103 million at September 30, 1999, and a 10 percent decrease in market interest rates would have increased the net fair market value of fixed-rate debt instruments by $116 million at September 30, 1999.

Outlook - Corporate

The corporation anticipates that fourth quarter results will reflect recently announced increases in average selling prices for polyethylene, polypropylene and for ethylene glycol. Although volume is expected to be similar to the third quarter, cost of sales is expected to be negatively affected by raw material cost increases which are anticipated to continue into the fourth quarter. Licensing income, excluding the litigation settlement received in the third quarter, is expected to increase slightly from third quarter levels. Partnership income could decline, as a result of increased expenses associated with cost reduction programs at UOP; however, income from corporate investments carried at equity should show improvement. Excluding the litigation gain in the third quarter of 1999, the combination of improved results for BC&P and corporate investments carried at equity are anticipated to more than offset any decline in the S&I results for overall improved fourth quarter net income.

On August 3, 1999 the corporation and The Dow Chemical Company ("Dow") entered into a definitive Agreement and Plan of Merger. Under the agreement the corporation's shareholders will receive 0.537 of a share of Dow common stock for each share of UCC common stock they own as of the date of the merger. The merger is subject to certain conditions including approval by UCC shareholders, and review by antitrust regulatory authorities in the United States, Europe and Canada. The transaction is intended to qualify as a tax-free reorganization for United States Federal income tax purposes and is expected to be accounted for under the pooling-of-interests method of accounting.

The corporation regularly reviews its assets with the objective of maximizing the deployment of resources in core operations. In this regard, UCC continues to consider strategies and/or transactions with respect to assets not essential to the operation of the business that, if implemented, could result in material nonrecurring gains or losses.

Specialties and Intermediates
                                        Quarter Ended      Nine Months Ended
Millions of dollars,                Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
except as indicated                   1999       1998       1999       1998
Segment revenues                     $1,057     $ 995      $3,127     $3,175
Depreciation and amortization            67        61         192        182
Partnership income (loss)                17       (49)         19         12
Operating profit                        134       233         530        601
Income (loss) from corporate
  investments carried at equity           -        (3)          4          2
Unit variable margin (cents/pound)     20.1      25.3        22.9       24.2
Fixed cost per pound of products
  sold (cents/pound)                   14.1      14.7        13.7       14.3
Capital expenditures                     58       111         220        332

Segment revenues for the S&I segment increased 6.2 percent for the third quarter of 1999, the result of a 6.4 percent decline in average selling prices which was offset by a 13.3 percent increase in customer volume, compared with the same quarter in 1998. S&I segment revenues for the first nine months of 1999 declined 1.5 percent, reflecting a 9.9 percent decline in average selling prices, partially offset by a 9.3 percent increase in customer volume. Declines in average selling prices for the current periods reflect worldwide competitive pricing pressure in solvent, intermediate, monomer, industrial performance chemical and wire and cable products. Volume increases for the quarter and year-to-date periods ended September 30, 1999 reflected an increase in demand, partly in Asia, over the same periods in 1998.

For the quarter and nine months ended September 30, 1999, unit variable margin decreased 20.6 percent and 5.4 percent, respectively, as compared with the same periods in 1998, as average selling prices declined while raw material costs increased. Throughout 1999, raw material costs have steadily been rising to the high levels experienced in the third quarter. Historically, average selling price increases for products in the S&I segment have generally lagged raw material cost increases.

Fixed cost per pound of products sold decreased for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998 primarily due to an increase in volume which more than offset higher fixed costs.

Increases in partnership income for the three and nine month periods ended September 30, 1999 as compared with the same periods in 1998, resulted from the recognition of lower losses related to Aspell in 1999. Additionally, the nine month period was negatively impacted by poor results experienced by UOP due to a decline in projects coming from markets in Russia, Asia and the Middle East.

Operating profit for the quarter and nine months ended September 30, 1999 included $38 million and $50 million of net gains from litigation settlements related to the licensing business, respectively. Operating profit for the same periods in 1998 included the above mentioned $53 million of losses associated with Aspell and a $118 million net gain related to a favorable litigation settlement for the licensing business.

Outlook - Specialties and Intermediates

Looking into the fourth quarter, the corporation expects that margins will continue to suffer as increases in average selling prices will continue to lag increases in raw material costs. Excluding the reported litigation gain, licensing income is anticipated to increase slightly from third quarter 1999 levels. Partnership income may decline as a result of increased expenses associated with cost reduction programs at UOP.

Basic Chemicals & Polymers
                                        Quarter Ended     Nine Months Ended
Millions of dollars,                Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
except as indicated                     1999      1998       1999      1998
Segment revenues                     $  522     $ 421      $1,379     $1,419
Depreciation and amortization            36        34         110        106
Partnership income (loss)                 1         3           1          6
Operating profit (loss)                  (7)      (13)        (82)        65
Income (loss) from corporate
  investments carried at equity          12       (25)        (42)       (37)
Unit variable margin (cents/pound)      7.1       8.2         5.8       10.3
Fixed cost per pound of products
  sold (cents/pound)                    5.9       7.8         5.4        7.4
Capital expenditures                    120       103         339        239

Segment revenues for the third quarter of 1999 as compared with the same quarter of 1998 reflected a 4.1 percent increase in average selling prices and an 18.9 percent increase in customer volume. Segment revenues for the first nine months of 1999 reflected a 14.9 percent decline in average selling prices and a 17.4 percent increase in customer volume. Average customer selling prices declined steadily throughout 1998, experienced a slower decline in the first quarter of 1999 and showed growing improvement in the second and third quarters of 1999. Although pricing in the third quarter of 1999 was higher than in the same quarter of 1998, the overall average for the nine months is much lower due to weak pricing in the first half of 1999 as compared with the first half of 1998. Volume increases in both the three and nine month periods reflected an increase in current year demand and an increase in the production and sale of hydrocarbon co-products in the current year. In the third quarter of 1998, production and sale of hydrocarbon co-products were reduced as a result of the longer than anticipated plant shutdown at Taft, La. in connection with a scheduled plant turnaround and expansion. Additionally, shipments for the prior year nine month period were adversely affected by transportation delays in the U.S. Gulf Coast region.

Unit variable margin for the third quarter of 1999, as compared with the same quarter of 1998, declined as increases in average selling prices were unable to offset the increases in raw material costs. Unit variable margin for the nine month period ended September 30, 1999, as compared to the same period in 1998, declined as average customer selling prices fell while the cost of raw materials increased. The reduction in fixed cost per pound of products sold was the result of volume increases and a decline in fixed costs from levels for the same periods in 1998.

Income from corporate investments carried at equity was $12 million in the third quarter of 1999, a significant improvement over the loss of $25 million reported in the same quarter of 1998. This improvement was mainly attributable to the corporation's joint venture based in Kuwait, EQUATE Petrochemical Company K.S.C. ("EQUATE"). In addition to strong manufacturing operations, this venture benefited from rising basic chemical prices coupled with advantaged raw material supply arrangements. In addition, losses in 1998 reflected the effects of EQUATE's plant shutdown due to a power supply disruption. Losses from corporate investments carried at equity totaled $42 million in the nine month period ended September 30, 1999 compared with $37 million in the same period of 1998. Increased losses in the year-to-date period reflected lower average basic chemical prices in the first half of 1999 versus the same period of 1998.


Outlook - Basic Chemicals and Polymers

The corporation anticipates that announced fourth quarter price increases in polyethylene, polypropylene and ethylene glycol could offset any anticipated increase in raw material costs. Additionally, it is expected that the corporation's companies carried at equity will continue to show improved profitability.

Environmental

Estimates of future expenses related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, have not changed materially since December 31, 1998. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. The corporation's environmental exposures are discussed in more detail in the "Commitments and Contingencies" footnote to the condensed consolidated financial statements on pages 11 and 12 of this report on Form 10-Q.

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

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("Statement") No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The corporation is currently evaluating the effect Statement No. 133 will have on its financial position and results of operations in the period of adoption.

Year 2000 Readiness Disclosure

Overview

The corporation has a comprehensive program to address its systems that may be affected by the Year 2000 problem, including hardware and software, and to assess the readiness of its customers and suppliers. Year 2000 readiness remains one of the corporation's top priorities for the remainder of 1999. Remediation efforts and discussions with entities outside the corporation whose Year 2000 readiness could impact the corporation are continuing.

Internal Activities

Since 1995, the corporation has been working to ready its internal operations and has expended significant funds to replace most of its U.S. office information systems with an integrated, advanced system supported by Systems Applications and Products ("SAP") software. This SAP project, implemented during 1998, made Year 2000 ready, the corporation's internal finance, plant operation and supply chain computer systems. SAP was implemented at selected U.S. subsidiaries and Canadian operations in early November. Additionally, in 1998 a total upgrade of the principal integrated business software application used outside of North America was completed, which made that system Year 2000 ready.

As of September 30, 1999, the Year 2000 remediation program is essentially complete, with only minor work remaining. The applications supporting payroll systems, employee benefits, select Health, Safety and Environmental systems, select engineering systems, select Process IT Applications, electronic interchange and the local and wide area network systems have been made Year 2000 ready.

Year 2000 readiness for the following systems and equipment will be finalized in the fourth quarter of 1999:

- Commercial computer systems in Health, Safety and Environmental Management and Engineering Research and Development. A few implementations remain to be completed by the middle of November.

- Process control systems, logic controllers, process and laboratory analyzers, embedded devices, office and medical equipment and building/site systems. A few minor items will be completed in the fourth quarter.

- International computer infrastructure was essentially completed in October of this year. All major sites have been completed and only two minor sites remain.


The corporation has addressed the Year 2000 project with resources of more than 300 employees around the world at the peak in midyear. This staffing has been substantially reduced since the midyear peak. At the end of 1999, all of the corporation's business information systems are expected to be Year 2000 ready.


Business Continuity Planning

Business continuity planning was essentially completed during the third quarter. The contingency and recovery plans for the corporation's business operations were developed, reviewed and approved. The implementation of these plans will be finalized during the fourth quarter.

The objectives of business continuity planning are to guide the business in managing risks resulting from potential Year 2000 events, provide a work process flow to businesses, geographic areas, and common services for integration of Year 2000 business continuity plans, and to institute a process for dealing with potential unforeseen Year 2000 problems.

Finally, Event Management design, communications strategy and plans have been developed. The Event Management team will be staffed 24 hours a day during the Year 2000 changeover and will serve as an information clearinghouse and will facilitate business and operational decisions as required during any communication outage.


External Groups

While business applications and commercial computing are essentially Year 2000 compliant, the corporation is reviewing its external relationships to address potential Year 2000 impacts arising from interfaces with customers, suppliers and service providers with whom the corporation has a significant relationship, including the corporation's joint ventures.

The corporation conducts ongoing risk assessments and continues to communicate with its most significant suppliers and customers to assess their ability to meet their sales and purchasing obligations, as well as with its joint ventures to assess their readiness for the Year 2000. The corporation has assessed its 500 most critical suppliers regarding their Year 2000 readiness. It is anticipated that less than 2 percent of these suppliers will require contingency plans to be implemented during the fourth quarter. Additionally, the corporation is continually assessing approximately 1,000 vendors supplying other products, such as office equipment, to assess their Year 2000 readiness. At this time we are not anticipating any business continuity issues with these 1,000 vendors.

The corporation has completed written responses to approximately 6,500 inquiries sent by its customers: 4,500 in North America and 2,000 outside North America. The corporation's Year 2000 efforts to monitor customers and suppliers will continue into the early part of the Year 2000. The corporation has assessed its 500 most critical domestic and select international customers as to their Year 2000 readiness and based on this assessment, the corporation does not anticipate Year 2000 issues with these customers.


Expenditures

Costs for project work are expected to range between $47 and $49 million. Additionally, internal personnel costs are expected to range between $31 and $33 million. All costs are expected to be funded through operations of the corporation. As of September 30, 1999, approximately $43 million and $29 million had been incurred for costs of project work and internal personnel, respectively. Approximately 75 percent of the planned external costs are expected to relate to repairing or upgrading current systems and 25 percent to replacement of existing hardware and software. These estimates do not include costs associated with the replacement of most of the corporation's North American computer systems with SAP, the environmental reporting project, international information technology infrastructure, or Year 2000 issues that the corporation's joint ventures may incur, all of which are being implemented independently of the corporation's Year 2000 project. It is anticipated that the corporation's share of the internal and external cost incurred by its joint ventures to address Year 2000 issues will range between $9 and $10 million.


Risks and Contingency Plan

Failure to remediate newly identified Year 2000 problems would pose risks for the corporation. Reasonable worst-case scenarios include, but are not limited to, manufacturing system malfunctions including shutdowns and failure in the supply chain. The full extent of these risk scenarios is uncertain at this time, and the corporation is taking extensive measures to minimize exposure through business continuity planning.

The corporation has essentially completed its Year 2000 project. However, unforeseen difficulties may arise that could adversely affect the corporation's operations. In addition, there can be no assurance that customers, suppliers and service providers on whom the corporation relies, as well as the corporation's joint ventures, will resolve their Year 2000 issues accurately, thoroughly and on time. Failure by the corporation or failure by the corporation's customers, suppliers, service providers or joint ventures to complete the Year 2000 project by year end could have a material adverse effect on future operating results and the financial condition of the corporation.


Financial Condition - September 30, 1999

Cash flow from operations for the first nine months of 1999 was $419 million, a decrease of $330 million from the same period in 1998. The decline primarily results from an increase in working capital coupled with decreases in income before the cumulative effect of change in accounting principle and equity in (earnings)/losses of joint ventures. The increase in working capital is attributable to increases in notes and accounts receivable and a decrease in payables and accruals, partly offset by a decrease in inventory.

Cash flow used for investing totalled $631 million, an increase of $31 million from $600 million in the comparable period of 1998. The majority of cash flow used for investing related to capital expenditures. Funding of major capital projects in the first nine months of 1999 included a new olefins facility, being built jointly with NOVA Chemicals Corporation, and a polyolefins project, both in Canada. Major capital projects funded in the same nine months of 1998 included work on an olefins expansion, a new butanol unit and a new CARBOWAX polyethylene glycol and TERGITOL surfactants facility, all at Taft, La.; the new olefins facility and polyolefins project, both in Canada; and the upgrade of information technology infrastructure.

At September 30, 1999, the corporation had approximately $244 million in commitments related to authorized construction projects. These commitments are anticipated to be sourced through operating cash flows and borrowings.

Cash flow from financing was $198 million for the first nine months of 1999 compared with cash flow used for financing of $123 million in the same period of 1998. The first nine months of 1999 included net proceeds of $250 million from the April issuance of 6.70 percent Public Notes due in April 2009, common stock repurchases of $50 million, cash dividends paid of $90 million and net increases in debt, excluding the April 1999 issuance of Public Notes, of $36 million. The first nine months of 1998 included net proceeds of $248 million from the issuance of 6.25 percent public debentures due in June 2003, common stock repurchases of $258 million, cash dividends paid of $92 million and net repayments of debt, excluding the June 1998 issuance of public debentures, of $64 million.

On August 3, 1999, the Board of Directors rescinded the corporation's authorization to repurchase shares under the common stock repurchase authorization, subsequent to that date.

In April 1998, the corporation and Petroliam Nasional Berhad ("PETRONAS"), the national oil company of Malaysia, agreed to form three joint venture companies (the OPTIMAL Group) that will build and operate a 600,000 metric-tons-per-year ethylene plant, a 385,000 metric-tons-per-year ethylene oxide/glycol plant, and a multiple specialties & intermediates derivatives plant in Kerteh, Terengganu, Malaysia. The joint ventures' primary marketing focus will be in Southeast Asia. The corporation anticipates funding its approximate
$500 million share of the cost of the complex through its 2001 planned start-up date with internally generated funds and external debt. At September 30, 1999, the corporation had invested approximately $79 million, and was firmly committed to an additional $76 million.

The corporation's ratio of debt to total capital was 49.4 percent at September 30, 1999 compared to 47.2 percent at December 31, 1998. At September 30, 1999 there were no outstanding borrowings under the existing major bank credit agreement aggregating $1 billion.

                         PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         See Note 8 to the corporation's condensed consolidated financial statements on pages 11 and 12 of this report on Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The following exhibits are filed as part of this report:

              2 Agreement and Plan of Merger dated as of August 3, 1999 among the corporation, The Dow Chemical Company and Transition Sub Inc. (See Exhibit 2 of the corporation's Current Report on Form 8-K dated
                   August 3, 1999).

              3.2 By-Laws of Union Carbide Corporation, amended as of September 22, 1999. (See Exhibit 3 of the corporation's Current Report on Form 8-K dated September 22, 1999).

              27   Financial Data Schedule.

              99 Stock Option Agreement dated as of August 3, 1999 between the corporation and The Dow Chemical Company (See Exhibit 99.1 of the corporation's Current Report on Form 8-K dated August 3, 1999).

         (b) The corporation filed the following current reports on Form 8-K for the quarter ended September 30, 1999:

              1. Form 8-K dated July 26, 1999, contained the corporation's press release dated July 26, 1999.

              2.  Form 8-K dated August 3, 1999, contained:

                  a. an Agreement and Plan of Merger, dated August 3, 1999, by and among the corporation, The Dow Chemical Company and Transition Sub Inc.;

                  b. a Stock Option Agreement, dated August 3, 1999, by and between the corporation and The Dow Chemical Company; and

                  c. the text of a joint press release, dated August 4, 1999, issued by the corporation and The Dow Chemical Company.

              3. Form 8-K dated September 22, 1999, contained the By-Laws of the corporation and the corporation's press release dated September 22, 1999.

              4. Form 8-K dated September 23, 1999, contained the corporation's press release dated September 23, 1999.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNION CARBIDE CORPORATION
                                                       (Registrant)




Date:  November 9, 1999                     By:  /s/John K. Wulff
                                                 JOHN K. WULFF
                                                 Vice-President, Chief
                                                 Financial Officer and
                                                 Controller

                                  EXHIBIT INDEX



Exhibit
  No.                             Exhibit


2 Agreement and Plan of Merger dated as of August 3, 1999 among the corporation, The Dow Chemical Company and Transition Sub Inc. (See Exhibit 2 of the corporation's Current Report on Form 8-K dated
            August 3, 1999).

3.2         By-Laws of Union Carbide Corporation, amended as of
            September 22, 1999. (See Exhibit 3 of the corporation's Current Report on Form 8-K dated September 22, 1999).

27          Financial Data Schedule.

99 Stock Option Agreement dated as of August 3, 1999 between the corporation and The Dow Chemical Company
            (See Exhibit 99.1 of the corporation's Current Report on Form 8-K dated August 3, 1999).


Wherever an exhibit listed above refers to another exhibit (e.g., "See Exhibit 6 of..."), that exhibit or document is incorporated herein by such reference.