Form 10-K
period 1999-12-31
UNION CARBIDE CORP /NEW/
filed 2000-03-20
CIK 100790

Securities and Exchange Commission, Washington, D.C. 20549

Annual Report on Form 10-K for the year ended December 31, 1999.
Filed pursuant to Section 13 of the Securities Exchange Act of 1934.
                 Commission file number 1-1463

                   UNION CARBIDE CORPORATION

                           1999 10-K


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

At February 29, 2000, 134,442,379 shares of common stock were outstanding. Non-affiliates held 133,763,120 of those shares.
The aggregate market value of the non-affiliate shares was $7.052 billion.

Documents incorporated by reference:

Annual report to stockholders for the year ended December 31, 1999 (Parts I and II)

Proxy statement for the annual meeting of stockholders to be held on April 26, 2000 (Part III)

                       Table of Contents

Part I
Item 1:       Business                                                  1
Item 2:       Properties                                                3
Item 3:       Legal Proceedings                                         6
Item 4:       Submission of Matters to a Vote of Security Holders       7

Part II
Item 5:       Market for Registrant's Common Equity and Related
                Stockholder Matters                                     8
Item 6:       Selected Financial Data                                   8
Item 7:       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     8
Item 7a:      Quantitative and Qualitative Disclosures About Market
                Risk                                                    8
Item 8:       Financial Statements and Supplementary Data               8
Item 9:       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                     8

Part III
Item 10:      Directors and Executive Officers of the Registrant        9
Item 11:      Executive Compensation                                   10
Item 12:      Security Ownership of Certain Beneficial Owners and
                Management                                             10
Item 13:      Certain Relationships and Related Transactions           10

Part IV
Item 14:      Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                            11
Signatures                                                             14
Exhibit Index                                                          15

Cautionary statement: All statements in this Annual Report on Form 10-K that do not reflect historical information are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (as amended). Forward-looking statements include statements concerning the pending merger with The Dow Chemical Company (and, with regard to the merger, the "Dow Merger"); plans; objectives; strategies; anticipated future events or performance; sales; cost, expense and earnings expectations; the Year 2000 issue; interest rate and currency risk management; the chemical markets in 2000 and beyond; development, production and acceptance of new products and process technologies; ongoing and planned capacity additions and expansions; joint ventures; Management's Discussion & Analysis; and any other statements that do not reflect historical information, including statements incorporated herein by reference to the 1999 annual report to stockholders. Such forward-looking statements are subject to risks and uncertainties. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include the supply/demand balance for the corporation's products; customer inventory levels; competitive pricing pressures; raw material availability and costs; changes in industry production capacities and operating rates; currency exchange rates; interest rates; global economic conditions; competitive technology positions; failure by the corporation to achieve technology objectives, achieve cost reduction targets or complete projects on schedule and on budget; inability to obtain new customers or retain existing ones; and, with respect to the Dow Merger, failure to obtain necessary regulatory and other governmental approvals and failure to satisfy conditions of the merger agreement. Some of these factors are discussed further in Part I, Item 1: Business.

Definition of Terms: See page 48 of the 1999 annual report to stockholders. Terms defined there are used herein.

(Recycled symbol) Printed on Recycled, Recyclable Paper

                            Part I


Item 1. Business

General-Union Carbide operates in two business segments of the chemicals and plastics industry, Specialties & Intermediates and Basic Chemicals & Polymers. Specialties & Intermediates converts basic and intermediate chemicals into a diverse portfolio of chemicals and polymers serving industrial customers in many markets. This segment also provides technology services, including licensing, to the oil and petrochemicals industries. The Basic Chemicals & Polymers segment converts hydrocarbon feedstocks, principally liquefied petroleum gas and naphtha, into ethylene or propylene used to manufacture polyethylene, polypropylene, ethylene oxide and ethylene glycol for sale to third-party customers, as well as ethylene, propylene, ethylene oxide and ethylene glycol for consumption by the Specialties & Intermediates segment. The profitability of the Basic Chemicals & Polymers segment of the chemicals and plastics industry is highly cyclical, whereas that of the Specialties & Intermediates segment is less cyclical. Consequently, Union Carbide's results are subject to the swings of the business cycle in both the highly volatile Basic Chemicals & Polymers segment and the less volatile Specialties & Intermediates segment. In addition to its business segments, the corporation's Other segment includes its noncore operations and financial transactions other than derivatives designated as hedges, which are included in the same segment as the item being hedged. See pages 1, 4, 5, and "Results of Operations" on pages 7 through 14 of the 1999 annual report to stockholders for further information about Union Carbide's businesses, and Note 6 on pages 30 and 31 of the 1999 annual report to stockholders for financial information about Union Carbide's business segments.

On August 3, 1999, the corporation and The Dow Chemical
Company (Dow) entered into an Agreement and Plan of Merger providing for the merger of a subsidiary of Dow with and into the corporation. As a result of the merger, the corporation will become a wholly-owned subsidiary of Dow, and the corporation's shareholders will receive 0.537 of a share of Dow common stock for each share of UCC common stock they own as of the date of the merger. On March 6, 2000, Dow announced plans for a three-for-one split of its common stock, subject to the approval of Dow shareholders. If the record date for the stock split occurs prior to the merger, the number of shares of Dow common stock to be received for each share of UCC common stock will be proportionately adjusted. On December 1, 1999, UCC shareholders approved the merger agreement. The merger is subject to certain conditions including review by antitrust regulatory authorities in the United States, Europe and Canada. The transaction is intended to qualify as a tax-free reorganization for United States Federal income tax purposes and is expected to be accounted for under the pooling-of-interests method of accounting.

Union Carbide does not produce against a backlog of firm orders; production is geared primarily to the level of incoming orders and to projections of future demand.
Inventories of finished products, work in process and raw materials are maintained to meet delivery requirements of customers and Union Carbide's production schedules.

At year-end 1999, 11,569 people were employed in the manufacturing facilities, laboratories and offices of the corporation and its consolidated subsidiaries around the world.

Raw Materials, Products and Markets-See information herein and in the 1999 annual report to stockholders on pages 4 and 5. All products and services are marketed throughout the world by the corporation's direct sales force, and where appropriate, augmented by a network of Union Carbide authorized distributors.

Union Carbide believes it has contracts or commitments for, or readily available sources of, hydrocarbon feedstocks and fuel supplies to meet its anticipated needs in all major product areas. The corporation's operations are dependent upon the availability of hydrocarbon feedstocks and fuels, which are purchased from diverse domestic and international sources, including independent oil and gas producers as well as integrated oil companies.

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

Patents; Trademarks; Research and Development-Union Carbide owns a large number of United States and foreign patents that relate to a wide variety of products and processes, has pending a substantial number of patent applications throughout the world and is licensed under a number of patents. These patents expire at various times over the next 20 years. In the aggregate, such patents and patent applications are material to Union Carbide's competitive position. No one patent is considered to be material. Union Carbide also has a large number of trademarks. The UNION CARBIDE and UNIPOL trademarks are material; no other single trademark is material.

Essentially all of Union Carbide's research and development activities are company-sponsored. The principal research and development facilities of Union Carbide are indicated in the discussion of Properties (Item 2) of this Annual Report on Form 10-K. In addition to the facilities specifically indicated there, product development and process technology laboratories are maintained at some plants. Union Carbide expensed $154 million in 1999, $143 million in 1998, and $157 million in 1997 on company-sponsored research activities to develop new products, processes, or services, or to improve existing ones. Certain of Union Carbide's joint ventures conduct research and development within their business fields.

Environment-See Costs Relating to Protection of the
Environment on page 14 of the 1999 annual report to stockholders and Note 17 on pages 42 and 43 thereof.

Insurance-Union Carbide's policy is to obtain public liability and other insurance coverage on terms and conditions and at a cost that management considers fair and reasonable. Union Carbide's management believes it has a prudent risk management policy in effect and it periodically reviews its insurance coverage as to scope and amount and makes adjustments as deemed necessary. There is no assurance, however, that Union Carbide will not incur losses beyond the limits, or outside the coverage, of its insurance. Such insurance is subject to substantial corporate retentions.

Competition-Each of the major product and service areas in which Union Carbide participates is highly competitive. In some instances competition comes from manufacturers of the same products as those produced by Union Carbide and in other cases from manufacturers of different products that may serve the same markets as those served by Union Carbide's products. Some of Union Carbide's competitors, such as companies principally engaged in petroleum operations, have more direct access to hydrocarbon feedstocks and some have greater financial resources than Union Carbide.

The Specialties & Intermediates segment is characterized by differentiated products and is less subject to external changes in supply/demand relationships than the Basic
Chemicals & Polymers segment. In the Specialties &
Intermediates segment, competition is based primarily on product functionality and quality, with the more unique products commanding more significant price premiums.

Products manufactured by the Specialties & Intermediates segment may compete with a few competitors in many products to many competitors in selected products. In all, approximately
24 other major specialty chemical companies manufacture products competitive with those of the Specialties &
Intermediates segment.

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

See pages 4 and 5 of the 1999 annual report to stockholders for information about each segment's principal products.

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

See Note 6 on pages 30 and 31 of the 1999 annual report to stockholders for a summary of business and geographic segment information.

Item 2. Properties

In management's opinion, current facilities, together with planned expansions, will provide adequate production capacity to meet Union Carbide's planned business activities. Capital expenditures are discussed on page 16 of the 1999 annual report to stockholders.

Listed on the following pages are the principal manufacturing facilities operated by Union Carbide worldwide. Research and engineering facilities are noted within each of the domestic and international descriptions below. Most of the domestic properties are held in fee. Union Carbide maintains numerous domestic sales offices and warehouses, the majority of which are leased premises, whose lease terms are scheduled to expire in five years or less. All principal international manufacturing properties are either owned or held under long-term leases. International administrative offices, technical service laboratories, sales offices and warehouses are owned in some instances and held under relatively short-term leases in other instances. The corporation's headquarters is located in Danbury, Connecticut and is leased.

Principal domestic manufacturing facilities and the principal products manufactured there are as follows:


Location         City                     Principal Product(s)

Specialties & Intermediates Segment
California       Torrance                 Latexes
Georgia          Tucker                   Latexes
Illinois         Alsip                    Latexes
Louisiana        Greensburg               Hydroxyethyl cellulose derivatives
Louisiana        Norco (Cypress Plant)    Polypropylene catalysts, polypropylene
                                          catalyst pre-cursor
Louisiana        Taft                     Acrolein and derivatives, acrylic monomers,
                                          caprolactone, UV-curing resins,
                                          cycloaliphatic epoxides, glycol ethers,
                                          polyethylene glycols, ethyleneamines,
                                          surfactants, ethanolamines, oxo alcohols,
                                          epoxidized soybean oil
Louisiana        Taft (Star Plant)        Polyethylene catalysts
New Jersey       Bound Brook              Polyethylene compounds
New Jersey       Edison                   Lanolin and glucose derivatives
New Jersey       Somerset                 Latexes
Puerto Rico      Bayamon                  Latexes
Texas            Garland                  Latexes
Texas            Seadrift                 Ethanolamines, glycol ethers, ethylene-
                                          propylene rubber, polyethylene compounds for
                                          wire & cable, polyethylene catalysts,
                                          polypropylene catalyst pre-cursor
Texas            Texas City               Organic acids and esters, alcohols,
                                          aldehydes, ketones, vinyl acetate, solution
                                          vinyl resins, heat transfer fluids
West Virginia    Institute                Caprolactone derivatives, polyethylene
                                          glycol, hydroxyethyl cellulose, polyethylene
                                          oxide, surfactants, ethylidene norbornene,
                                          glutaraldehyde, ethylene oxide catalysts,
                                          acetone and derivatives
West Virginia    South Charleston         Alkyl alkanolamines, miscellaneous specialty
                                          products, polyalkylene glycols, surfactants,
                                          specialty ketones, polyvinyl acetate resins,
                                          heat transfer fluids, aircraft deicing
                                          fluids, vinyl methyl ether

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

Research and development for the Specialties & Intermediates segment is carried on at technical centers in Bound Brook and Somerset, New Jersey; Tarrytown, New York; Cary, North Carolina; Houston and Texas City, Texas; and South Charleston, West Virginia. Research and development for the Basic Chemicals & Polymers segment is carried on at technical centers in Bound Brook and Somerset, New Jersey; Houston, Texas; and South Charleston, West Virginia. Process and design engineering for both segments is conducted at technical centers in South Charleston, West Virginia and in Houston, Texas, in support of domestic and foreign projects.

Principal international manufacturing facilities and the principal products manufactured there are as follows:

Country                            City             Principal Product(s)

Specialties & Intermediates Segment
Argentina                          San Lorenzo      Latex
Belgium                            Vilvoorde        Lanolin derivatives
Belgium                            Zwijndrecht      Hydroxyethyl cellulose
Brazil                             Aratu            Hydroxyethyl cellulose
Brazil                             Cabo             Vinyl acetate
Brazil                             Cubatao          Polyethylene
Canada                             Sarnia           Latex
Indonesia                          Jakarta          Latex
Malaysia                           Seremban         Latex
People's Republic of China         Guangdong        Latex, hydroxyethyl cellulose derivatives
People's Republic of China         Shanghai         Latex
Philippines                        Batangas         Latex
Thailand                           Rayong           Latex
United Arab Emirates               Dubai            Latex
United Kingdom                     Wilton           Glycol ethers, ethanolamines

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

Principal locations of the corporation's partnerships and corporate investments carried at equity and the principal products manufactured by those entities are as follows:

Specialties & Intermediates:

UOP LLC - a joint venture with Honeywell International, Inc., accounted for as a partnership, which is a leading worldwide supplier of process technology, catalysts, molecular sieves and adsorbents to the petrochemical and gas-processing industries. UOP LLC has manufacturing facilities in Mobile, Alabama; Des Plaines and McCook, Illinois; Shreveport, Louisiana; Tonawanda, New York; Leverkusen, Germany; Reggio di Calabria, Italy; and Brimsdown, United Kingdom. UOP has several joint ventures with manufacturing sites in Hiratsuka and Yokkaichi, Japan and Shanghai, China. Research and development is performed at locations in Des Plaines, Illinois and Mobile, Alabama.

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

Univation Technologies, LLC - a U.S.-based joint venture, accounted for as a partnership, with ExxonMobil Chemical Company, a division of Exxon Mobil Corporation, for the licensing of polyethylene technology. Univation conducts research, development and commercialization activities on process technology and single site and other advanced catalysts for the production of polyethylene. The venture is also the sales agent for licensing of Union Carbide's UNIPOL technology. The company's headquarters is located in Houston, Texas. Research and development and engineering are performed at locations in Bound Brook, New Jersey; Baytown, Texas; Houston, Texas; and South Charleston, West Virginia. A catalyst manufacturing facility is located in Mont Belvieu, Texas.

Asian Acetyls, Co., Ltd. - a South Korea-based producer of vinyl acetate monomer used in the production of emulsion resins by customers in the coatings and adhesives industries. This corporate joint venture with BP Chemicals and Samsung Fine Chemicals Company has a manufacturing facility in Ulsan, South Korea.

OPTIMAL Chemicals (Malaysia) Sdn Bhd - a Malaysian corporate joint venture with Petroliam Nasional Berhad (PETRONAS) that is building a facility for the production of ethylene and propylene derivatives within a world-scale, integrated chemical complex in Kerteh, Terengganu, Malaysia. This corporate joint venture, along with two joint ventures in the corporation's Basic Chemicals & Polymers segment, OPTIMAL Olefins (Malaysia) Sdn Bhd and OPTIMAL Glycols (Malaysia) Sdn Bhd, form the OPTIMAL Group.

Basic Chemicals & Polymers:

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

OPTIMAL Olefins (Malaysia) Sdn Bhd and OPTIMAL Glycols
(Malaysia) Sdn Bhd - Malaysian corporate joint ventures (part of the OPTIMAL Group) with PETRONAS that are building an ethane/propane cracker and an ethylene glycol facility, within a world-scale, integrated chemical complex in Kerteh, Terengganu, Malaysia.


Item 3. Legal Proceedings

See Note 17 of Notes to Financial Statements on pages 42 and
43 of the 1999 annual report to stockholders.

Item 4. Submission of Matters to a Vote of Security Holders


(a) Special Meeting of Shareholders held on December 1, 1999.

(c) Shareholders voted to adopt an agreement and plan of merger relating to a merger of a subsidiary of The Dow Chemical Company with and into the corporation.

    The vote was:

    FOR          99,929,931 shares or 97.66 percent of the shares voted
    AGAINST       2,398,978 shares or 2.34 percent of shares voted
    ABSTAIN       1,302,554 shares

                            Part II


Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters

Market and dividend information for the corporation's common stock is contained on pages 18, 19 and 45 of the 1999 annual report to stockholders. Information about the stock exchanges where the stock is traded in the United States is listed on page 46 of the 1999 annual report to stockholders. The declaration of dividends is a business decision made from time to time by the Board of Directors based on the corporation's earnings and financial condition and other factors the Board considers relevant.

The number of stockholders of record of the corporation's common stock is contained on page 1 of the 1999 annual report to stockholders.

Item 6. Selected Financial Data

Information pertaining to consolidated operations is included under the captions "From the Income Statement" and "From the Balance Sheet" and dividend information is included under the caption "Other Data" in the Selected Financial Data on pages 18 and 19 of the 1999 annual report to stockholders.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

See the information in the 1999 annual report to stockholders, pages 7 through 17.

Item 7a. Quantitative and Qualitative Disclosures About Market
         Risk

Information pertaining to Quantitative and Qualitative
Disclosures About Market Risk is included under the caption
"Interest Rate and Currency Risk Management" and "Foreign
Operations" in Management's Discussion and Analysis on page 9 of the 1999 annual report to stockholders.

Item 8. Financial Statements and Supplementary Data

The consolidated balance sheet of Union Carbide Corporation and subsidiaries at December 31, 1999 and 1998 and the consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, together with the report thereon of KPMG LLP dated January 26, 2000, are contained on pages 20 through 44 of the 1999 annual report to stockholders.

Quarterly income statement data are contained on page 45 of the 1999 annual report to stockholders.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

Union Carbide has not had any disagreements covered by this item with KPMG LLP, its independent auditors.

                           Part III


Item 10. Directors and Executive Officers of the Registrant

For background information on the Directors of Union Carbide Corporation whose terms are expected to continue after the annual meeting of stockholders and persons nominated to become Directors, see pages 7 through 10 of the proxy statement for the annual meeting of stockholders to be held on April 26, 2000.

The principal executive officers of the corporation are as follows. Data is as of March 17, 2000.

                                                                                             Year
                                                                                             First
Name                   Age    Position                                                       Elected

William H. Joyce       64     Chairman of the Board, President and Chief Executive Officer   1993
Joseph S. Byck         58     Vice-President                                                 1991
Bruce D. Fitzgerald    60     Vice-President, General Counsel and Secretary                  1999
James F. Flynn         57     Vice-President                                                 1993
Malcolm A. Kessinger   56     Vice-President                                                 1991
Lee P. McMaster        57     Vice-President                                                 1993
Joseph C. Soviero      61     Vice-President                                                 1993
Roger B. Staub         65     Vice-President                                                 1993
John K. Wulff          51     Vice-President, Chief Financial Officer and Controller         1988

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

For additional information see "Section 16(a) Beneficial
Ownership Reporting Compliance" on page 21 of the proxy statement for the annual meeting of stockholders to be held on April 26, 2000.

Item 11. Executive Compensation

See pages 17 through 19 of the proxy statement for the annual meeting of stockholders to be held on April 26, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

See pages 20 and 21 of the proxy statement for the annual meeting of stockholders to be held on April 26, 2000.

Item 13. Certain Relationships and Related Transactions

See page 10 of the proxy statement for the annual meeting of stockholders to be held on April 26, 2000.

                            Part IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

UNION CARBIDE CORPORATION

(a)  The following documents are filed as part of this report:

     1. The consolidated financial statements set forth on pages 20 through 43 and the Independent Auditors' Report set forth on page 44 of the 1999 annual report to stockholders are incorporated by reference in this Annual Report on Form 10-K.

     2. The Report on Financial Statement Schedule of KPMG LLP appears on page 12 of this Annual Report on Form 10-K.

     3. The following schedule should be read in conjunction with the consolidated financial statements incorporated by reference in
          Item 8 of this Annual Report on Form 10-K. Schedules other than those listed have been omitted because they are not applicable.

                                                             Page in this
                                                            Annual Report
                                                             on Form 10-K



       Valuation and Qualifying Accounts (Schedule II),
       three years ended December 31, 1999                          13



(b) The corporation filed the following Current Reports on Form 8-K for the three months ended December 31, 1999.

     1. Current Report on Form 8-K dated October 25, 1999, contained the corporation's press release dated October 25, 1999.

     2. Current Report on Form 8-K dated November 15, 1999, contained the corporation's press release dated November 15, 1999.

     3. Current Report on Form 8-K dated December 1, 1999, contained the corporation's press release dated December 1, 1999.

(c) Exhibits - See Exhibit Index on pages 15 through 17 for exhibits filed with this Annual Report on Form 10-K.

                Report of Independent Auditors


   The Board of Directors
   Union Carbide Corporation

   Under date of January 26, 2000, we reported on the consolidated balance sheets of Union Carbide
   Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, as contained on pages 20 through 43 in the 1999 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form
   10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)3. This financial statement schedule is the responsibility of the corporation's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            /s/ KPMG LLP
                                            KPMG LLP
   Stamford, Conn.
   January 26, 2000

               Schedule II-Valuation and Qualifying Accounts

Union Carbide Corporation and Consolidated Subsidiaries



                                                                                    Deductions
                                                                           Items determined to
                                                         Additions           be uncollectible,
                                    Balance at    Charged to  Reclassifed     less recovery of   Balance at
                                  beginning of     costs and   from other   amounts previously       end of
                                        period      expenses     accounts          written off       period

                                                          Millions of dollars, year ended December 31, 1999
Allowance for doubtful accounts            $22            $2          $ -                  $ 5          $19
                                                          Millions of dollars, year ended December 31, 1998
Allowance for doubtful accounts            $11            $3          $ 8                  $ -          $22
                                                          Millions of dollars, year ended December 31, 1997
Allowance for doubtful accounts            $10            $3          $ -                  $ 2          $11

                          Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Union Carbide Corporation


March 17, 2000

                                  /s/John K. Wulff
                             by:  John K. Wulff
                                  Vice-President, Chief Financial
                                  Officer and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the corporation and in the capacities indicated on March 17, 2000.


/s/William H. Joyce                         /s/C. Fred Fetterolf         /s/Rozanne L. Ridgway
William H. Joyce                            C. Fred Fetterolf            Rozanne L. Ridgway
Director, Chairman of the Board,            Director                     Director
President and Chief Executive Officer




/s/John K. Wulff                            /s/Vernon E. Jordan, Jr.     /s/James M. Ringler
John K. Wulff                               Vernon E. Jordan, Jr.        James M. Ringler
Vice-President, Chief Financial Officer     Director                     Director
and Controller




                                            /s/Robert D. Kennedy         /s/Paul J. Wilhelm
                                            Robert D. Kennedy            Paul J. Wilhelm
                                            Director                     Director





                                            /s/Ronald L. Kuehn, Jr.
                                            Ronald L. Kuehn, Jr.
                                            Director


                         Exhibit Index


Exhibit No.

 2.1        Agreement and Plan of Merger dated as of August 3, 1999 among the corporation, The Dow Chemical Company and Transition Sub Inc. (See Exhibit
            2 of the corporation's Current Report on Form 8-K dated August 3, 1999).

 2.2        Stock Option Agreement dated as of August 3, 1999 between the corporation and The Dow Chemical Company (See Exhibit 99.1 to the corporation's Current
            Report on Form 8-K dated August 3, 1999).

 3.1        Amended and Restated Certificate of Incorporation as filed June 25, 1998
            (See Exhibit 3 of the corporation's June 30, 1998 Form 10-Q).

 3.2        By-Laws of the corporation, amended as of September 22, 1999 (See Exhibit
            3.2 of the corporation's Current Report on Form 8-K, dated September 22,
            1999).

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

10.2.1 1988 Union Carbide Long-Term Incentive Plan (See Exhibit 10.2.1 of the corporation's 1998 Form 10-K).

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

Exhibit No.

10.4.2      Amendment  to  the 1984 Union Carbide Cash Bonus Deferral Program  effective
            January 1, 1986 (See Exhibit 10.5.2 of the corporation's 1996 Form 10-K).

10.4.3      Amendment to the 1984 Union Carbide Cash Bonus Deferral Program effective
            January 1, 1992 (See Exhibit 10.4.3 of the corporation's 1997 Form 10-K).

10.5        Union Carbide Corporation Equalization Benefit Plan, Amended and Restated
            effective January 1, 1998.

10.6        Union Carbide Corporation Supplemental Retirement Income Plan, Amended and
            Restated January 1, 1998.

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

10.9        Resolution adopted by the Board of Directors of the corporation on November
            30, 1988, with respect to an executive life insurance program for officers and certain other employees (See Exhibit 10.9 of the corporation's 1998
            Form 10-K).

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

10.11.3     Second Amendment to the Union Carbide Corporation Benefits Protection Trust
            effective August 3, 1999.

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

10.14       Union Carbide Corporation Enhanced Retirement Income Plan, effective
            January 1, 1998.

10.15.1     1994 Union Carbide Long-Term Incentive Plan.

10.15.2     Amendment to the 1994 Union Carbide Long-Term Incentive Plan effective
            October 1, 1997 (See Exhibit 10.15.2 of the corporation's 1997 Form 10-K).


Exhibit No.

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

10.17       Excess Long-Term Disability Plan effective January 1, 1994.

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

13          The corporation's 1999 annual report to stockholders (such report, except for those portions which are expressly referred to in this annual report on
            Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of the annual report on Form 10-K).

21          Subsidiaries of the corporation.

23          Consent of KPMG LLP.

27          Financial Data Schedule for the year ended December 31, 1999.

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

UC-1981
PRINTED IN U.S.A.