Form 10-Q
period 2000-03-31
UNION CARBIDE CORP /NEW/
filed 2000-05-05
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D C  20549
                             FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No__


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                    Outstanding at April 30, 2000
 Common Stock, $1 par value                134,685,834 shares


     Total number of sequentially numbered pages in this filing, including exhibits thereto:  22

                                     INDEX
                                                               PAGE
 PART I.  FINANCIAL INFORMATION
 Item 1.    Financial Statements of Union Carbide
            Corporation and Subsidiaries

            Condensed Consolidated Statement of Income -
               Quarter ended March 31, 2000 and 1999            3

            Condensed Consolidated Balance Sheet -
               March 31, 2000 and December 31, 1999             4

            Condensed Consolidated Statement of Cash Flows -
               Quarter Ended March 31, 2000 and 1999            5

            Notes to Condensed Consolidated Financial
              Statements                                       6-11

 Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations     12-17


 Item 3.    Quantitative and Qualitative Disclosure About
               Market Risk                                      13

 PART II.  OTHER INFORMATION

 Item 1.   Legal Proceedings                                    18

 Item 4.   Submission of Matters to a Vote of Security
           Holders                                              18

 Item 6.   Exhibits and Reports on Form 8-K                     19

 Signature                                                      20

 Exhibit Index                                                  21


Cautionary statement: All statements in this Quarterly Report on Form 10-Q that do not reflect historical information are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (as amended). Forward-looking statements include statements concerning the pending merger with The Dow Chemical Company (and, with regard to the merger, the Dow Merger); plans; objectives; strategies; anticipated future events or performance; sales; cost, expense and earnings expectations; interest rate and currency risk management; the chemical markets in 2000 and beyond; development, production and acceptance of new products and process technologies; ongoing and planned capacity additions and expansions; joint ventures; Management's Discussion and Analysis; and any other statements that do not reflect historical information. Such forward-looking statements are subject to risks and uncertainties. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include the supply/demand balance for the corporation's products; customer inventory levels; competitive pricing pressures; raw material availability and costs; changes in industry production capacities and operating rates; currency exchange rates; interest rates; global economic conditions; competitive technology positions; failure by the corporation to achieve technology objectives, achieve cost reduction targets or complete projects on schedule and on budget; inability to obtain new customers or retain existing ones; and, with respect to the Dow Merger, failure to obtain necessary regulatory and other governmental approvals and failure to satisfy conditions of the merger agreement.

                       PART I. FINANCIAL INFORMATION

                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                Millions of dollars
                                            (Except per share figures)
                                              Quarter ended Mar. 31,
                                                  2000       1999
NET SALES                                        $1,617    $1,402

 Cost of sales, exclusive of depreciation and
   amortization                                   1,314     1,032
 Research and development                            39        37
 Selling, administrative and other expenses(a)       73        70
 Depreciation and amortization                      102       104
 Partnership income                                   3         6
 Other income - net                                  24        14

INCOME BEFORE INTEREST EXPENSE AND PROVISION
  FOR INCOME TAXES                                  116       179
  Interest expense                                   37        31

INCOME BEFORE PROVISION FOR INCOME TAXES             79       148
 Provision for income taxes                          20        38

INCOME OF CONSOLIDATED COMPANIES AND PARTNERSHIPS    59       110
 Minority interest                                    1         1
 Income (loss) from corporate investments carried
   at equity                                         39       (32)

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                97        77
 Cumulative effect of change in accounting
  principle                                           -       (20)

NET INCOME                                       $   97    $   57

Earnings per common share
 Basic -
  Income before cumulative effect of change
    in accounting principle                      $ 0.72    $ 0.57
  Cumulative effect of change in accounting
    principle                                         -     (0.14)
  Net income                                     $ 0.72    $ 0.43


 Diluted -
  Income before cumulative effect of change
    in accounting principle                      $ 0.71    $ 0.56
  Cumulative effect of change in accounting
    principle                                         -     (0.14)
  Net income                                     $ 0.71    $ 0.42


  Cash dividends declared per common share       $0.225    $0.225

(a) Selling, administrative and other expenses include:
    Selling                                      $   23    $   23
    Administrative                                   22        25
    Other expenses                                   28        22
                                                 $   73    $   70


The Notes to Condensed Consolidated Financial Statements on Pages
6 through 11 should be read in conjunction with this statement.

                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET

                                                 Millions of dollars
                                                Mar. 31,      Dec. 31,
                                                  2000          1999
ASSETS
  Cash and cash equivalents                      $    63      $    41
  Notes and accounts receivable                    1,113        1,132
  Inventories                                        687          680
  Other current assets                               303          297
  Total current assets                             2,166        2,150

  Property, plant and equipment                    9,247        9,057
  Less: Accumulated depreciation                   4,603        4,536
  Net fixed assets                                 4,644        4,521

  Companies carried at equity                        818          756
  Other investments and advances                      94           75
  Total investments and advances                     912          831

  Other assets                                       489          455

  Total assets                                   $ 8,211      $ 7,957


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                               $   333      $   329
  Short-term debt and current portion of
   long-term debt                                    954          782
  Accrued income and other taxes                      34            -
  Other accrued liabilities                          743          678
  Total current liabilities                        2,064        1,789

  Long-term debt                                   1,759        1,869
  Postretirement benefit obligation                  433          438
  Other long-term obligations                        587          603
  Deferred credits                                   629          599
  Minority stockholders' equity in consolidated
   subsidiaries                                       43           42
  Stockholders' equity:
   Common stock - authorized - 500,000,000 shares
                - issued - 157,969,279 shares
                   (157,571,933 shares in 1999)      158          158
   Additional paid-in capital                        178          165
   Other equity adjustments                            1           (1)
   Accumulated other comprehensive loss             (166)        (160)
   Retained earnings                               3,597        3,530
   Unearned employee compensation - ESOP             (53)         (56)
   Treasury stock, at cost - 23,416,933 shares
                   (23,428,229 shares in 1999)    (1,019)      (1,019)

 Total stockholders' equity                        2,696        2,617
 Total liabilities and stockholders' equity      $ 8,211      $ 7,957


The Notes to Condensed Consolidated Financial Statements on Pages 6 through 11 should be read in conjunction with this statement.


                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                   Millions of dollars
                                                  Quarter ended Mar. 31,
                                                     2000       1999
                                                  Increase (decrease)in
                                                      Cash and cash
                                                       equivalents
OPERATIONS
  Income before cumulative effect of change in
   accounting principle                            $  97      $  77
  Noncash charges (credits) to net income:
    Depreciation and amortization                    102        104
    Deferred income taxes                             22         39
    Equity in (earnings) losses of joint ventures,
       net of cash received                          (20)        33
    Other                                            (16)         2
  Decrease (increase) in working capital(a)           54       (141)
  Long-term assets and liabilities                    (8)       (13)
Cash Flow From Operations                             231       101

INVESTING

  Capital expenditures                              (195)      (173)
  Investments, advances and acquisitions             (65)       (19)
  Proceeds from the sale of
     available-for-sale securities                    12          8
  Purchase of available-for-sale securities          (16)        (9)
  Sale of fixed and other assets                       8         18
Cash Flow Used for Investing                        (256)      (175)

FINANCING

  Change in short-term debt (3 months or less)        71        111
  Repayments of short-term debt                       (7)        (4)
  Proceeds from long-term debt                         -         37
  Repayments of long-term debt                         -        (52)
  Issuance of common stock                            10          9
  Purchase of common stock                             -        (22)
  Payment of dividends                               (30)       (29)
  Other                                                3          9
Cash Flow From Financing                              47         59


Effect of exchange rate changes on cash and
  cash equivalents                                     -         (1)
  Change in cash and cash equivalents                 22        (16)
Cash and cash equivalents, beginning-of-period        41         49
Cash and cash equivalents, end-of-period           $  63      $  33



Cash (received) paid for interest and income taxes
  Interest (net of amount capitalized)             $  31      $  24
  Income taxes                                     $ (45)     $   6

(a) Net change in certain components of working capital (excluding noncash transactions):

    (Increase) decrease in current assets
      Notes and accounts receivable                $  (3)     $ (79)
      Inventories                                     (7)        96
      Other current assets                             3        (36)
    (Decrease) increase in payables and accruals      61       (122)
    (Increase) decrease in working capital         $  54      $(141)



The Notes to Condensed Consolidated Financial Statements on Pages 6 through 11 should be read in conjunction with this statement.

                   UNION CARBIDE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Consolidated Financial Statements

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments consist of only normal recurring adjustments. The accompanying statements should be read in conjunction with the Notes to Financial Statements of Union Carbide Corporation and Subsidiaries ("the corporation" or "UCC") in the 1999 annual report to stockholders.

   Unrealized gains and losses resulting from translating foreign subsidiaries' assets and liabilities into U.S. dollars generally are recognized as part of "Comprehensive Income", and are included in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheet until such time as the subsidiary is sold or substantially or completely liquidated. Translation gains and losses relating to those operations located in Latin American countries where hyperinflation exists and to international operations using the U.S. dollar as their functional currency are included in the Condensed Consolidated Statement of Income.

2.  Comprehensive Income

    The following summary presents the components of
    comprehensive income:
                                                      Quarter Ended
                                                    Mar. 31,   Mar. 31,
     Millions of dollars,                             2000      1999
     Net income                                       $ 97      $ 57
     Other comprehensive income:
       Unrealized gains and losses on available-
        for-sale securities, net of reclassification
        adjustments and net of tax                       4         -
       Foreign currency translation adjustments        (10)      (53)

     Total Comprehensive Income                       $ 91      $  4


3.  Inventories
                                                    Mar. 31,   Dec. 31,
     Millions of dollars,                             2000       1999
     Raw materials and supplies                      $ 159      $ 152
     Work in process                                    47         45
     Finished goods                                    481        483
                                                     $ 687      $ 680

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

                                 S&I      BC&P    Other     Total
    Millions of dollars,
    for the three months ended

    March 31, 2000
      Net sales               $1,108      $509     $  -    $1,617
      Intersegment revenues        -        99        -        99
      Segment revenues         1,108       608        -     1,716
      Depreciation and
        amortization              67        35        -       102
      Partnership income           2         1        -         3
      Operating profit (loss)     82        30        4       116
      Interest expense             -         -       37        37
      Income (loss) from
       corporate investments
         carried at equity         1        38        -        39


                                 S&I      BC&P    Other     Total

    Millions of dollars,
    for the three months ended

    March 31, 1999
      Net sales               $1,034      $368     $  -    $1,402
      Intersegment revenues        -        53        -        53
      Segment revenues         1,034       421        -     1,455
      Depreciation and
        amortization              63        41        -       104
      Partnership income           4         2        -         6
      Operating profit (loss)    208       (33)       4       179
      Interest expense             -         -       31        31
      Income (loss) from
       corporate investments
         carried at equity         4       (36)       -       (32)



5.  Earnings Per Share

                                                      Quarter Ended
     Millions of dollars,                        Mar. 31,        Mar. 31,
     except per share amounts                      2000            1999
       Income before cumulative effect of
         change in accounting principle            $  97         $   77
       Cumulative effect of change in
         principle accounting                          -            (20)

       Net income                                  $  97         $   57

     Basic -

       Weighted average number of shares
         outstanding for basic calculation   134,406,055    132,848,490

       Earnings per share -
         Income before cumulative effect of
           change in accounting principle          $0.72         $ 0.57
         Cumulative effect of change in
            accounting principle                       -          (0.14)
         Net income                                $0.72         $ 0.43


     Diluted -

       Weighted average number of shares
         outstanding for basic calculation   134,406,055    132,848,490
          Add: Effect of stock options         3,157,879      2,861,529
        Weighted average number of shares
         outstanding for diluted calculation 137,563,934    135,710,019

       Earnings per share -
         Income before cumulative effect of
           change in accounting principle          $0.71         $ 0.56
         Cumulative effect of change in
           accounting principle                        -          (0.14)
         Net income                                $0.71         $ 0.42

6. Commitments and Contingencies

   The corporation has three major agreements for the purchase of ethylene-related products and two other purchase agreements in the U.S. and Canada. The net present value of the fixed and determinable portion of obligations under these purchase commitments at March 31, 2000 totaled $196 million.

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

   At March 31, 2000, the corporation had established environmental remediation accruals in the amount of $196 million. These accruals have two components, estimated future expenditures for site investigation and cleanup and estimated future expenditures for closure and postclosure activities. In addition, the corporation had environmental loss contingencies of $107 million.

   The corporation has sole responsibility for the remediation of approximately 40 percent of its environmental sites for which accruals have been established. These sites are well advanced in the investigation and cleanup stage. The corporation's environmental accruals at March 31, 2000 included $154 million for these sites, of which $42 million was for estimated future expenditures for site investigation and cleanup and $112 million was for estimated future expenditures for closure and postclosure activities. In addition, $67 million of the corporation's environmental loss contingencies related to these sites. The three sites with the largest total potential cost to the corporation are nonoperating sites. Of the above accruals, these sites accounted for $56 million, of which $18 million was for estimated future expenditures for site investigation and cleanup and $38 million was for estimated future expenditures for closure and postclosure activities. In addition, $45 million of the above environmental loss contingencies related to these sites.

   The corporation does not have sole responsibility at the remainder of its environmental sites for which accruals have been established. All of these sites are in the investigation and cleanup stage. The corporation's environmental accruals at March 31, 2000 included $42 million for estimated future expenditures for site investigation and cleanup at these sites. In addition, $40 million of the corporation's environmental loss contingencies related to these sites. The largest three of these sites are also nonoperating sites. Of the above accruals, these sites accounted for $14 million for estimated future expenditures for site investigation and cleanup. In addition, $17 million of the above environmental loss contingencies related to these sites.

   In 1999, worldwide expenses related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, totaled $118 million. Expenses in 1998 and 1997 were $91 million and $100 million, respectively. While estimates of the costs of environmental protection for 2000 are necessarily imprecise, the corporation estimates that the level of these expenses will be at a level comparable to the average of the last three years.

   The corporation severally guaranteed up to approximately
   $174 million at March 31, 2000 of EQUATE Petrochemical Company's ("EQUATE") debt and working capital financing needs. The corporation has also severally guaranteed certain sales volume targets until EQUATE's sales capabilities are proved. In addition, the corporation has pledged its shares in EQUATE as security for EQUATE's debt. The corporation has political risk insurance coverage for its equity investment and a majority of its guarantee of EQUATE's debt.

   The corporation had additional contingent obligations at March 31, 2000 totaling $108 million, of which $35 million related to guarantees of debt.

   The corporation and its consolidated subsidiaries are involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters, including, but not limited to: product liability; trade regulation; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts; taxes; and commercial disputes. In some of these legal proceedings and claims, the cost of remedies that may be sought or damages claimed is substantial.

   The corporation has recorded nonenvironmental litigation accruals of $143 million and related insurance recovery receivables of $124 million. At March 31, 2000, the corporation had nonenvironmental litigation loss contingencies of $66 million.

   While it is impossible at this time to determine with certainty the ultimate outcome of any of the legal proceedings and claims referred to in this note, management believes that adequate provisions have been made for probable losses with respect thereto and that such ultimate outcome, after provisions therefor, will not have a material adverse effect on the consolidated financial position of the corporation, but could have a material effect on consolidated results of operations in a given quarter or year. Should any losses be sustained in connection with any of such legal proceedings and claims in excess of provisions therefor, they will be charged to income when determinable.


7.  Accounting Changes

   Effective January 1, 1999, the corporation adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires the expensing of certain costs, such as preoperating expenses and organizational costs associated with an entity's start-up activities. In accordance with this SOP's provisions, on January 1, 1999, the corporation recognized a charge of $27 million ($20 million after-tax) as a cumulative effect of change in accounting principle, the majority of which represented formation costs associated with the corporation's joint ventures.

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

   In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which summarizes the staff's views regarding the application of generally accepted accounting principles to selected revenue recognition issues.

   The corporation is evaluating whether SAB 101 will cause any change in its revenue recognition policies and procedures.


8. The Dow Merger

   On August 3, 1999, the corporation and The Dow Chemical Company ("Dow") entered an Agreement and Plan of Merger providing for the merger of a subsidiary of Dow with and into the corporation. As a result of the merger, the corporation will become a wholly-owned subsidiary of Dow and the corporation's shareholders will receive 0.537 of a share of Dow common stock for each share of UCC common stock they own as of the date of the merger. On March 6, 2000, Dow announced plans for a three-for-one split of its common stock, subject to approval of Dow shareholders. If the record date for the stock split occurs prior to the merger, the exchange ratio will be adjusted so that the corporation's shareholders will receive 1.611 shares of Dow common stock for each share of UCC common stock they own. On December 1, 1999, the corporation's shareholders approved the merger agreement. The merger is subject to certain conditions including review by antitrust regulatory authorities in the United States and Canada. On May 3, 2000 the European Commission approved the merger subject to the divestiture of certain assets and the licensing of certain technology.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS


Union Carbide operates in two business segments. The Specialties & Intermediates (S&I) segment converts basic and intermediate chemicals into a diverse portfolio of chemicals and polymers serving industrial customers in many markets. This segment also provides technology services, including licensing, to the oil and petrochemicals industries. The Basic Chemicals & Polymers (BC&P) segment converts hydrocarbon feedstocks, principally liquefied petroleum gas and naphtha, into ethylene or propylene used to manufacture polyethylene, polypropylene, ethylene oxide and ethylene glycol for sale to third-party customers, as well as ethylene, propylene, ethylene oxide and ethylene glycol for consumption by the S&I segment. In comparison with those of S&I, the revenues and operating profit of BC&P tend to be more cyclical and very sensitive to a number of external variables, including overall economic demand, hydrocarbon feedstock costs, industry capacity increases and plant operating rates.

In addition to its business segments, the corporation's Other segment includes its noncore operations and financial transactions other than derivatives designated as hedges, which are included in the same segment as the item being hedged.


Summary

The corporation reported first quarter 2000 net income of $97 million, or $0.71 per diluted share ($0.72 per basic share). For the corresponding quarter in 1999 the corporation reported net income of $57 million, or $0.42 per diluted share ($0.43 per basic share) after the cumulative effect of a change in accounting principle of $20 million or $0.14 per diluted share ($0.14 per basic share).

Consolidated net sales increased 15.3 percent from $1,402 million for the first quarter of 1999 to $1,617 million for the same quarter of 2000. The increase represented a 14.2 percent increase in average selling prices coupled with a slight increase in volume. Both segments experienced an increase in average customer selling prices; however, the majority of the increase was associated with products in the BC&P segment. Overall, the slight consolidated volume increase reflected an increase of volume in the S&I segment, which was significantly offset by a decline in ethylene oxide/glycol shipments in the BC&P segment.

The corporation's unit variable margin (revenues less variable manufacturing and distribution costs divided by customer volume) declined from 16.2 cents per pound in the first quarter of 1999 to 14.6 cents per pound in the first quarter of 2000, largely reflecting the results of the S&I segment. Although the S&I segment benefited from rising average selling prices it was unable to offset significant increases in raw material costs, which the industry has experienced over the past several quarters. Conversely, the BC&P segment showed improved unit variable margin as increases in average customer selling prices more than offset similar raw material cost increases.

Fixed cost per pound of products sold (fixed manufacturing and distribution costs, plus research and development and selling, administrative and other expenses, divided by customer volume) increased from 9.9 cents for the first quarter of 1999 to 10.1 cents for the same quarter in 2000, primarily due to somewhat higher fixed costs in the current period.

Pension expense was reduced by $24 million as a result of the amortization of investment gains and changes in actuarial assumptions reflecting long-term investment returns on pension plan assets.

Partnership income decreased to $3 million in the first quarter of 2000, compared to $6 million in the same quarter in 1999, principally the result of increased losses related to Aspell, partly offset by better performance of the corporation's UOP joint venture. Income from corporate investments carried at equity increased substantially from a loss of $32 million in the first quarter of 1999 to income of $39 million in the same quarter of 2000 the majority of which related to better performance of the corporation's Polimeri Europa and EQUATE joint ventures.

Other income - net in the first quarter of 2000 included interest income of $15 million related to a tax refund.

Interest expense increased $6 million for the first three months of 2000 compared to the same three months in 1999, directly related to an increase in short-term debt.

For the quarter ended March 31, 2000, the corporation's effective tax rate was 25.3 percent compared with 25.7 percent for the same quarter of 1999.


Corporate Matters

Interest Rate and Currency Risk Management

The corporation selectively uses financial instruments to manage its exposure to market risk related to changes in foreign currency exchange rates and interest rates. The corporation does not hold derivative financial instruments for trading purposes.

At March 31, 2000, the corporation held open foreign currency forward contracts and purchased options with net notional amounts of $80 million and an unrecognized net loss of less than $1 million. At March 31, 2000, the corporation did not hold any derivatives related to its interest rate exposure.

The corporation used sensitivity analysis to evaluate the potential effect of movements in foreign currency exchange rates and interest rates on the condensed consolidated financial statements. Based on this analysis, a hypothetical 10 percent weakening in the U.S. dollar across all currencies would have resulted in a $3.5 million net loss at March 31, 2000. Alternatively, a hypothetical 10 percent strengthening in the U.S. dollar across all currencies would have resulted in a $5.4 million net gain at March 31, 2000. These types of gains and losses would generally be offset by fluctuations in the underlying currency transactions.

At March 31, 2000, the corporation had long-term debt of $1,869 million, of which $125 million was variable-rate debt. At that date, a hypothetical 10 percent increase or decrease in market interest rates would not have materially affected interest expense or cash flows related to variable-rate debt. A 10 percent increase in market interest rates would have decreased the net fair market value of fixed-rate debt instruments by $103 million at March 31, 2000, and a 10 percent decrease in market interest rates would have increased the net fair market value of fixed-rate debt instruments by $117 million at March 31, 2000.


Outlook  - Corporate

Looking ahead to the second quarter, the corporation anticipates raw material costs to stabilize and average customer selling prices to rise resulting in some improvement of unit variable margins. Additionally, income from corporate investments carried at equity are expected to remain consistent with first quarter amounts while partnership income should improve slightly.

On August 3, 1999, the corporation and The Dow Chemical Company ("Dow") entered an Agreement and Plan of Merger providing for the merger of a subsidiary of Dow with and into the corporation. As a result of the merger, the corporation will become a wholly-owned subsidiary of Dow and the corporation's shareholders will receive 0.537 of a share of Dow common stock for each share of UCC common stock they own as of the date of the merger. On March 6, 2000, Dow announced plans for a three-for-one split of its common stock, subject to approval of Dow shareholders. If the record date for the stock split occurs prior to the merger, the exchange ratio will be adjusted so that the corporation's shareholders will receive 1.611 shares of Dow common stock for each share of UCC common stock they own. On December 1, 1999, the corporation's shareholders approved the merger agreement.
The merger is subject to certain conditions including review by antitrust regulatory authorities in the United States and Canada. On May 3, 2000 the European Commission approved the merger subject to the divestiture of certain assets and the licensing of certain technology. The transaction is intended to qualify as a tax-free reorganization for United States Federal income tax purposes and is expected to be accounted for under the pooling-of-interests method of accounting.

Specialties and Intermediates
                                                Quarter Ended
 Millions of dollars,                         Mar. 31,   Mar. 31,
 Except as indicated                            2000       1999
 Segment revenues                              $1,108     $1,034
 Depreciation and amortization                     67         63
 Partnership income                                 2          4
 Operating profit                                  82        208
 Income from corporate investments
   carried at equity                                1          4
 Unit variable margin (cents/pound)              19.0       26.0
 Fixed cost per pound of products sold
   (cents/pound)                                 12.9       14.1
 Capital expenditures                              69         69

Segment revenues of the S&I segment increased 7.2 percent for the quarter ended March 31, 2000 compared with the same quarter in 1999, the result of a 1.9 percent increase in average selling prices coupled with a 5.1 percent increase in volume. Although average selling prices increased from the first quarter of 1999, they were unable to offset the continuing increase in raw material costs, which escalated throughout 1999 and into the first quarter of 2000. Volume increases occurred in almost all of the S&I products due to increasing demand in Asia.

Partnership income in the first quarter of 2000 compared with the first quarter of 1999 showed slightly better results of the UOP and Univation joint ventures offset by increased losses associated with Aspell.

Outlook - Specialties & Intermediates

For the second quarter of 2000, it is expected that variable margin will benefit from the stabilization of raw material coupled with continued increases in average selling prices and volume. Partnership income is anticipated to improve due to reduced losses associated with the Aspell joint venture.

Basic Chemicals & Polymers
                                                Quarter Ended
 Millions of dollars,                         Mar. 31,  Mar. 31,
 except as indicated                            2000      1999
 Segment revenues                               $608     $421
 Depreciation and amortization                    35       41
 Partnership income                                1        2
 Operating profit (loss)                          30      (33)
 Income (loss) from corporate investments
   carried at equity                              38      (36)
 Unit variable margin (cents/pound)              9.4      5.6
 Fixed cost per pound of products sold
   (cents/pound)                                 6.2      5.2
 Capital expenditures                            126      104

Segment revenues of the BC&P segment for the first quarter of 2000 increased 44.4 percent as compared with the same quarter in 1999, the result of a 44.3 percent increase in average customer selling prices slightly offset by a 3.9 percent decline in customer volume. Although raw material costs continued to increase throughout 1999 and into the first quarter of 2000, larger increases in average customer selling prices positively affected unit variable margin. Declines in customer volume for the first quarter of 2000 compared with the same quarter in 1999 reflected a reduction of ethylene oxide glycol volume, which is now being produced and sold by the corporation's joint venture in Kuwait, as well as the delay of certain shipments to customers. The increase in fixed cost per pound of products sold resulted from a modest increase of fixed costs coupled with the reduction in customer volume.

Income from corporate investments carried at equity increased from a loss of $36 million in the first quarter of 1999 to income of $38 million in the same quarter of 2000. This increase represents better performance at Polimeri Europa and EQUATE, where demand was strong and increases in average selling prices were experienced. Additionally, the corporation's EQUATE joint venture benefits from advantaged raw material supply contracts.

Outlook - Basic Chemicals & Polymers

The corporation anticipates that results for the second quarter will reflect continued improvement in average customer selling prices, customer volumes and variable margins. Income from corporate investments carried at equity is expected to remain consistent with first quarter levels.

Environmental

Estimates of future expenses related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, have not changed materially since December 31, 1999. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. The corporation's environmental exposures are discussed in more detail in the "Commitments and Contingencies" footnote to the financial statements on pages 8 through 10 of this report on Form 10-Q.


Accounting Changes

Effective January 1, 1999, the corporation adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires the expensing of certain costs, such as preoperating expenses and organizational costs associated with an entity's start-up activities. In accordance with this SOP's provisions, on January 1, 1999, the corporation recognized a charge of $27 million ($20 million after-tax) as a cumulative effect of change in accounting principle, the majority of which represented formation costs associated with the corporation's joint ventures.

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

In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which summarizes the staff's views regarding the application of generally accepted accounting principles to selected revenue recognition issues. The corporation is evaluating whether SAB 101 will cause any change in its revenue recognition policies and procedures.


Financial Condition - March 31, 2000

Cash flow from operations for the first quarter of 2000 was $231 million, an increase of $130 million from the first quarter of 1999, principally the result of a decrease in working capital offset by increased undistributed earnings of joint ventures.

Cash flow used for investing totaled $256 million, an increase from $175 million in the comparable period of 1999, principally due to an increase in capital expenditures and investments, advances and acquisitions. Funding of major capital projects in the first quarter of 2000 and 1999 included a new olefins facility, being built jointly with NOVA Chemicals Corporation, and a polyolefins project, both in Canada.

Cash flow from financing was $47 million for the first quarter of 2000, as compared with $59 million for the first quarter of 1999. The first quarter of 2000 primarily included cash received for issuances of common stock of $10 million and net borrowings of $64 million offset by cash paid for dividends of $30 million. The first quarter of 1999 included common stock repurchases of $22 million under the common stock repurchase program and cash dividends totaling $29 million, both of which were offset by net borrowings of $92 million.

The corporation's ratio of debt to total capital was
49.8 percent at March 31, 2000 as compared to 49.9 percent at December 31, 1999. At March 31, 2000 there were no borrowings outstanding under the existing major bank credit agreement aggregating $1 billion.

                      PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        See Note 6 to the corporation's consolidated financial statements on pages 8 through 10 of this report on Form 10-Q.


Item 4. Submission of Matters to a Vote of Security Holders

        Annual Meeting - April 26, 2000

        (b)  Election of Directors
             Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees as listed in the proxy statement. All of the management's nominees as listed in the proxy statement were elected.

        (c)  Matters voted upon.

             Election of Directors

                                             Shares Voted
                   Directors         Shares For     Shares Withheld
             C. Fred Fetterolf       111,239,751         4,070,402
             Rainer E. Gut           111,506,566         3,803,587
             Vernon E. Jordan, Jr.   106,152,616         9,157,537
             William H. Joyce        108,477,496         6,832,657
             Robert D. Kennedy       109,091,349         6,218,804
             Ronald L. Kuehn, Jr.    110,500,308         4,809,845
             Rozanne L. Ridgway      110,595,110         4,715,043
             James M. Ringler        111,571,745         3,738,408
             Paul J. Wilhelm         111,567,632         3,742,521


             Proposal to Ratify the Appointment of Auditors

             Shareholders ratified the appointment of KPMG LLP to conduct the annual audit of the financial statements of the corporation and its consolidated subsidiary companies for the year ending December 31, 2000.

             The vote was:

             FOR - 113,435,301 shares or 98.96 percent of the shares voted.

             AGAINST - 1,192,494 shares or 1.04 percent of the shares voted.

             ABSTAIN - 682,358 shares.

             Proposal to Adopt an Amendment to the 1997 Union
             Carbide Long-Term Incentive Plan

             Shareholders approved an amendment to the 1997
             Union Carbide Long-Term Incentive Plan to provide an additional 2,500,000 shares of common stock for award under the plan and to limit to 400,000 the total number of shares of restricted stock which can be granted under the plan.


             The vote was:

             FOR - 102,728,690 shares or 90.12 percent of the shares voted.

             AGAINST - 11,263,530 shares or 9.88 percent of the shares voted.

             ABSTAIN - 1,317,933 shares.



             Proposal to Reapprove Performance Goals Under the
             1995 Union Carbide Corporation Performance Incentive Plan

             Shareholders reapproved the performance goals established under the 1995 Union Carbide Performance Incentive Plan.

             The vote was:

             FOR - 106,987,527 shares or 93.80 percent of the shares voted.

             AGAINST - 7,073,842 shares or 6.20 percent of the shares voted.

             ABSTAIN - 1,248,784 shares.




Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits.

              The following exhibit is filed as part of this report:

                 27  -  Financial Data Schedule.

         (b) The corporation filed the following current reports on Form 8-K for the three months ended March 31, 2000:

              1. Form 8-K dated January 21, 2000, contained a joint press release issued by the corporation and The Dow Chemical Company dated January 21, 2000.

              2. Form 8-K dated January 31, 2000, contained the corporation's press release dated January 31, 2000.

              3. Form 8-K dated March 30, 2000, contained the corporation's press release dated March 30, 2000.

                                SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    UNION CARBIDE CORPORATION
                                           (Registrant)




Date:  May 5, 2000              By:      /s/J. K. Wulff
                                         JOHN K. WULFF
                                         Vice-President, Chief
                                         Financial Officer and
                                         Controller

                                EXHIBIT INDEX



Exhibit                                                     Page
  No.                           Exhibit                      No.

  27      Financial Data Schedule                            22