Form 10-Q
period 2000-06-30
UNION CARBIDE CORP /NEW/
filed 2000-08-04
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C  20549
                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000

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

            Class                       Outstanding at July 31, 2000
 Common Stock, $1 par value                  134,922,253 shares


       Total number of sequentially numbered pages in this filing, including exhibits thereto:  24

                                     INDEX
                                     -----                        PAGE
                                                                  ----
 PART I.  FINANCIAL INFORMATION
 ------------------------------
 Item 1.    Financial Statements of Union Carbide
            Corporation and Subsidiaries

            Condensed Consolidated Statement of Income -
               Quarter Ended June 30, 2000 and 1999                3

            Condensed Consolidated Statement of Income -
               Six Months Ended June 30, 2000 and 1999             4

            Condensed Consolidated Balance Sheet -
               June 30, 2000 and December 31, 1999                 5

            Condensed Consolidated Statement of Cash Flows -
               Six Months Ended June 30, 2000 and 1999             6

            Notes to Condensed Consolidated Financial
               Statements                                        7-13

 Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations              14-20

 Item 3.    Quantitative and Qualitative Disclosure About
               Market Risk                                      15-16

 PART II.  OTHER INFORMATION
 ---------------------------

 Item 1.   Legal Proceedings                                       21

 Item 2.   Changes in Securities and Use of Proceeds               21

 Item 6.   Exhibits and Reports on Form 8-K                        21

 Signature                                                         22

 Exhibit Index                                                     23


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

                            PART I. FINANCIAL INFORMATION

                      UNION CARBIDE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                Millions of dollars
                                            (Except per share figures)
                                              Quarter ended June 30,
                                                   2000       1999
                                                   ----       ----
NET SALES                                        $1,674     $1,418
                                                 ------     ------

 Cost of sales, exclusive of depreciation and
   amortization                                   1,354      1,105
 Research and development                            39         39
 Selling, administrative and other expenses(a)       61         57
 Depreciation and amortization                      102         95
 Partnership income (loss)                            9         (4)
 Other income - net                                  36         27
                                                 ------     ------

INCOME BEFORE INTEREST EXPENSE AND PROVISION
 FOR INCOME TAXES                                   163        145
 Interest expense                                    45         35
                                                 ------     ------

INCOME BEFORE PROVISION FOR INCOME TAXES            118        110
 Provision for income taxes                          29         28
                                                 ------     ------

INCOME OF CONSOLIDATED COMPANIES AND PARTNERSHIPS    89         82
 Minority interest                                    2          1
 Income (loss) from corporate investments
   carried at equity                                 43        (18)
                                                 ------     ------

NET INCOME                                       $  130     $   63
                                                 ======     ======

Earnings per common share
  Basic                                          $ 0.96     $ 0.47
  Diluted                                        $ 0.94     $ 0.46
Cash dividends declared per common share         $ 0.225    $ 0.225


(a) Selling, administrative and other expenses include:
       Selling                                   $   22     $   23
       Administrative                                22         16
       Other expenses                                17         18
                                                 ------     ------
                                                 $   61     $   57
                                                 ======     ======


The Notes to Condensed Consolidated Financial Statements on Pages
7 through 13 should be read in conjunction with this statement.

                      UNION CARBIDE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                  Millions of dollars
                                              (Except per share figures)
                                               Six months ended June 30,
                                                   2000        1999
                                                   ----        ----
NET SALES                                        $3,291      $2,820
                                                 ------      ------

 Cost of sales, exclusive of depreciation and
   amortization                                   2,668       2,137
 Research and development                            78          76
 Selling, administrative and other expenses(a)      134         127
 Depreciation and amortization                      204         199
 Partnership income                                  12           2
 Other income - net                                  60          41
                                                 ------      ------

INCOME BEFORE INTEREST EXPENSE AND PROVISION
 FOR INCOME TAXES                                   279         324
 Interest expense                                    82          66
                                                 ------      ------

INCOME BEFORE PROVISION FOR INCOME TAXES            197         258
 Provision for income taxes                          49          66
                                                 ------      ------

INCOME OF CONSOLIDATED COMPANIES AND PARTNERSHIPS   148         192
 Minority interest                                    3           2
 Income (loss) from corporate investments
   carried at equity                                 82         (50)
                                                 ------      ------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                               227         140
 Cumulative effect of change in accounting
   principle                                          -         (20)
                                                 ------      ------

NET INCOME                                       $  227      $  120
                                                 ======      ======

Earnings per common share
 Basic -
  Income before cumulative effect of change
    in accounting principle                      $ 1.68      $ 1.05
  Cumulative effect of change in accounting
    principle                                         -      $(0.15)
                                                 ------      ------
  Net income                                     $ 1.68      $ 0.90
                                                 ======      ======

 Diluted -
  Income before cumulative effect of change
    in accounting principle                      $ 1.65      $ 1.02
  Cumulative effect of change in accounting
     principle                                        -       (0.14)
                                                 ------      ------
  Net income                                     $ 1.65      $ 0.88
                                                 ======      ======
Cash dividends declared per common share         $ 0.45      $ 0.45


(a) Selling, administrative and other expenses include:
       Selling                                   $   45      $   46
       Administrative                                44          41
       Other expenses                                45          40
                                                 ------      ------
                                                 $  134      $  127
                                                 ======      ======

The Notes to Condensed Consolidated Financial Statements on Pages
7 through 13 should be read in conjunction with this statement.

                       UNION CARBIDE CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEET

                                                Millions of dollars
                                                June 30,    Dec. 31,
                                                  2000        1999
                                                  ----        ----
ASSETS
------
  Cash and cash equivalents                      $   59    $    41
  Notes and accounts receivable                   1,166      1,132
  Inventories                                       743        680
  Other current assets                              301        297
                                                 ------    -------

  Total current assets                            2,269      2,150

  Property, plant and equipment                   9,303      9,057
  Less: Accumulated depreciation                  4,687      4,536
                                                 ------    -------

  Net fixed assets                                4,616      4,521

  Companies carried at equity                       915        756
  Other investments and advances                     92         75
                                                 ------    -------

  Total investments and advances                  1,007        831

  Other assets                                      525        455
                                                 ------    -------

  Total assets                                   $8,417    $ 7,957
                                                 ======    =======


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
 Accounts payable                                $  298    $   329
 Short-term debt and current portion of
  long-term debt                                  1,109        782
 Accrued income and other taxes                      15          -
 Other accrued liabilities                          758        678
                                                 ------    -------
 Total current liabilities                        2,180      1,789

 Long-term debt                                   1,758      1,869
 Postretirement benefit obligation                  431        438
 Other long-term obligations                        567        603
 Deferred credits                                   652        599
 Minority stockholders' equity in consolidated
  subsidiaries                                       44         42
 Stockholders' equity:
  Common stock - authorized - 500,000,000 shares
               - issued - 158,297,608 shares
                  (157,571,933 shares in 1999)      158        158
   Additional paid-in capital                       193        165
   Other equity adjustments                          (2)        (1)
   Accumulated other comprehensive loss             (191)     (160)
   Retained earnings                               3,697     3,530
   Unearned employee compensation - ESOP             (51)      (56)
   Treasury stock, at cost - 23,416,034 shares
               (23,428,229 shares in 1999)        (1,019)   (1,019)
                                                  ------    ------

 Total stockholders' equity                        2,785     2,617
                                                  ------   -------

 Total liabilities and stockholders' equity       $8,417   $ 7,957
                                                  ======   =======

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 13 should be read in conjunction with this statement.

                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   Millions of dollars
                                                 Six Months Ended June 30,
                                                     2000         1999
                                                  Increase (decrease) in
                                                Cash and cash equivalents

OPERATIONS
-----------
Income before cumulative effect of change in
   accounting principle                           $   227        $ 140
  Noncash charges (credits) to net income:
    Depreciation and amortization                     204          199
    Deferred income taxes                              58           81
    Equity in (earnings) losses of joint
       ventures, net of cash received                 (57)          68
    Other                                             (45)          21
  Decrease (increase) in working capital(a)          (101)        (228)
  Long-term assets and liabilities                    (27)         (33)
                                                    -----        -----
Cash Flow From Operations                             259          248
                                                    -----        -----
 INVESTING
 ---------
  Capital expenditures                               (322)        (381)
  Investments, advances and acquisitions             (135)         (62)
  Proceeds from the sale of
     available-for-sale securities                     65           18
  Purchase of available-for-sale securities           (38)         (28)
  Sale of fixed and other assets                        8           19
                                                    -----        -----
Cash Flow Used for Investing                         (422)        (434)
                                                    -----        -----
 FINANCING
 ---------
  Change in short-term debt (3 months or less)        340           20
  Proceeds from short-term debt                         3            2
  Repayments of short-term debt                       (13)          (8)
  Proceeds from long-term debt                          -          285
  Repayments of long-term debt                       (114)         (52)
  Issuance of common stock                             20           30
  Purchase of common stock                              -          (50)
  Payment of dividends                                (61)         (60)
  Other                                                 5           11
                                                    -----        -----
Cash Flow From Financing                              180          178
                                                    -----        -----
Effect of exchange rate changes on cash and
   cash equivalents                                     1            -
Change in cash and cash equivalents                    18           (8)
Cash and cash equivalents, beginning-of-period         41           49
                                                    -----        -----
Cash and cash equivalents, end-of-period            $  59        $  41
                                                    =====        =====
Cash (received) paid for interest and income taxes
  Interest (net of amount capitalized)              $  96        $  72
  Income taxes                                      $ (33)       $  18

(a) Net change in certain components of working capital (excluding noncash transactions):

    (Increase) decrease in current assets
      Notes and accounts receivable                 $ (24)       $(146)
      Inventories                                     (63)          71
      Other current assets                             (4)         (20)
    (Decrease) increase in payables and accruals      (10)        (133)
                                                     -----       -----
    (Increase) decrease in working capital          $(101)       $(228)
                                                    =====        =====

The Notes to Condensed Consolidated Financial Statements on Pages 7 through 13 should be read in conjunction with this statement.


           UNION CARBIDE CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      ----------------------------------------------------


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

2.  Comprehensive Income

    The following summary presents the components of comprehensive income:


                                        Quarter Ended    Six Months Ended
                                           June 30,        June 30,
     Millions of dollars,                2000    1999      2000     1999
                                         ----    ----      ----     ----
     Net income                          $130     $63      $227     $120

     Other comprehensive income:
       Unrealized gains and losses on
         available-for-sale securities,
         net of reclassification
         adjustments and net of tax         -       2         4        2
       Foreign currency translation
         adjustments                      (25)     (2)      (35)     (55)
                                          ---      --      ----     ----

     Comprehensive income                $105     $63      $196     $ 67
                                         ====     ===      ====     ====



     3. Inventories

                                         June 30,     Dec. 31,
     Millions of dollars,                  2000         1999
                                           ----         ----
     Raw materials and supplies            $170         $152
     Work in process                         58           45
     Finished goods                         515          483
                                           ----         ----
                                           $743         $680
                                           ====         ====

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

   Sales of the BC&P segment include intersegment sales, principally ethylene oxide, which are made at the estimated market value of the products transferred. The corporation evaluates performance based on Income before interest expense and provision for income taxes ("operating profit").


                                     S&I      BC&P      Other       Total
                                     ---      ----      -----       -----
    Millions of dollars,
    for the three months ended
    June 30, 2000
    -------------
      Net sales                   $1,125     $ 549       $  -      $1,674
      Intersegment revenues            -       106          -         106
      Segment revenues             1,125       655          -       1,780
      Depreciation and
        amortization                  67        35          -         102
      Partnership income (loss)        8         1          -           9
      Operating profit (loss)         92        74         (3)        163
      Interest expense                 -         -         45          45
      Income (loss) from
       corporate investments
         carried at equity            (2)       45           -         43



                                     S&I      BC&P       Other       Total
                                     ---      ----       -----       -----
    Millions of dollars,
    for the three months ended
    June 30, 1999
    -------------
      Net sales                   $1,036      $382        $  -      $1,418
      Intersegment revenues            -        54           -          54
      Segment revenues             1,036       436           -       1,472
      Depreciation and
        amortization                  62        33           -          95
      Partnership income (loss)       (2)       (2)          -          (4)
      Operating profit (loss)        188       (42)         (1)        145
      Interest expense                 -         -          35          35
      Income (loss) from
       corporate investments
         carried at equity             -       (18)          -         (18)



                                     S&I      BC&P       Other       Total
                                     ---      ----       -----       -----
    Millions of dollars,
    for the six months ended
    June 30, 2000
    -------------
      Net sales                   $2,233    $1,058        $  -      $3,291
      Intersegment revenues            -       205           -         205
      Segment revenues             2,233     1,263           -       3,496
      Depreciation and
        amortization                 134        70           -         204
      Partnership income (loss)       10         2           -          12
      Operating profit (loss)        174       104           1         279
      Interest expense                 -         -          82          82
      Income (loss) from
       corporate investments
         carried at equity            (1)       83           -          82


                                     S&I      BC&P       Other       Total
                                     ---      ----       -----       -----
    Millions of dollars,
    for the six months ended
    June 30, 1999
    -------------
      Net sales                   $2,070      $750       $  -       $2,820
      Intersegment revenues            -       107          -          107
      Segment revenues             2,070       857          -        2,927
      Depreciation and
        amortization                 125        74          -          199
      Partnership income (loss)        2         -          -            2
      Operating profit (loss)        396       (75)         3          324
      Interest expense                 -         -         66           66
      Income (loss) from
       corporate investments
         carried at equity             4       (54)         -          (50)


Operating profit for the three and six month periods ended June
30, 2000 includes an $18 million gain on shares received and sold in connection with the demutalization of Metropolitan Life
Insurance Company, a provider of certain employee benefit programs for the corporation, of which $12 million and $6 million was recognized by the S&I and BC&P segment, respectively.

The operating profit of the S&I segment for the three and six month periods ended June 30, 1999 includes a $12 million net gain from a litigation settlement.


5.  Earnings Per Share

   Millions of dollars,                             Quarter Ended June 30,   Six Months Ended June 30,
   except per share amounts                           2000         1999           2000          1999
                                                      ----         ----           ----          ----
   Income before cumulative effect of change
     in accounting principle                         $ 130        $  63          $ 227        $  140
   Cumulative effect of change in accounting
     principle                                           -            -              -           (20)
                                                     -----        -----          -----        ------
   Net income                                        $ 130        $  63          $ 227        $  120
                                                     =====        =====          =====        ======

   Basic -

     Weighted average number of shares
       outstanding for basic calculation       134,745,740   133,088,173   134,575,898    132,968,994
                                               ===========   ===========   ===========    ===========

     Earnings per share -
       Income before cumulative effect of change
         in accounting principle                     $0.96        $0.47          $1.68        $ 1.05
       Cumulative effect of change in accounting
         principle                                       -            -              -         (0.15)
                                                     -----        -----          -----        ------
       Net income                                    $0.96        $0.47          $1.68        $ 0.90
                                                     =====        =====          =====        ======

   Diluted -

     Weighted average number of shares
       outstanding for basic calculation       134,745,740   133,088,173   134,575,898    132,968,994
         Add:  Effect of stock options           3,173,330     3,365,490     3,165,604      3,113,510
                                               -----------   -----------   -----------    -----------
     Weighted average number of shares
       outstanding for diluted calculation     137,919,070   136,453,663   137,741,502    136,082,504
                                               ===========   ===========   ===========    ===========

     Earnings per share -
       Income before cumulative effect of change
         in accounting principle                     $0.94         $0.46         $1.65        $ 1.02
       Cumulative effect of change in accounting
         principle                                       -             -             -         (0.14)
                                                     -----         -----         -----        ------
       Net income                                    $0.94         $0.46         $1.65        $ 0.88
                                                     =====         =====         =====        ======


6.  Commitments and Contingencies

   The corporation has three major agreements for the purchase of ethylene-related products and two other purchase agreements in the U.S. and Canada. The net present value of the fixed and determinable portion of obligations under these purchase commitments at June 30, 2000 totaled $194 million.

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

   At June 30, 2000, the corporation had established environmental remediation accruals in the amount of $192 million. These accruals have two components, estimated future expenditures for site investigation and cleanup and estimated future expenditures for closure and postclosure activities. In addition, the corporation had environmental loss contingencies of $96 million.

   The corporation has sole responsibility for the remediation of approximately 40 percent of its environmental sites for which accruals have been established. These sites are well advanced in the investigation and cleanup stage. The corporation's environmental accruals at June 30, 2000 included $153 million for these sites, of which $40 million was for estimated future expenditures for site investigation and cleanup and $113 million was for estimated future expenditures for closure and postclosure activities. In addition, $61 million of the corporation's environmental loss contingencies related to these sites. The three sites with the largest total potential cost to the corporation are nonoperating sites. Of the above accruals, these sites accounted for $56 million, of which $16 million was for estimated future expenditures for site investigation and cleanup and $40 million was for estimated future expenditures for closure and postclosure activities. In addition, $41 million of the above environmental loss contingencies related to these sites.

   The corporation does not have sole responsibility at the remainder of its environmental sites for which accruals have been established. All of these sites are in the investigation and cleanup stage. The corporation's environmental accruals at June 30, 2000 included $39 million for estimated future expenditures for site investigation and cleanup at these sites. In addition, $35 million of the corporation's environmental loss contingencies related to these sites. The largest three of these sites are also nonoperating sites. Of the above accruals, these sites accounted for $13 million for estimated future expenditures for site investigation and cleanup. In addition, $18 million of the above environmental loss contingencies related to these sites.

   In 1999, worldwide expenses related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, totaled $118 million. Expenses in 1998 and 1997 were $91 million and $100 million, respectively. While estimates of the costs of environmental protection for 2000 are necessarily imprecise, the corporation estimates that these expenses will approximate the average of the last three years.

   The corporation severally guaranteed up to approximately
   $167 million at June 30, 2000 of EQUATE Petrochemical Company's ("EQUATE") debt and working capital financing needs. The corporation has also severally guaranteed certain sales volume targets until EQUATE's sales capabilities are proved. In addition, the corporation has pledged its shares in EQUATE as security for EQUATE's debt. The corporation has political risk insurance coverage for its equity investment and a majority of its guarantee of EQUATE's debt.

   The corporation had additional contingent obligations at June
   30, 2000 totaling $107 million, of which $30 million related to guarantees of debt.

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

   The corporation has recorded nonenvironmental litigation accruals of $131 million and related insurance recovery receivables of $117 million. At June 30, 2000, the corporation had nonenvironmental litigation loss contingencies of $70 million.

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

   In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("Statement")
   No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The corporation is currently evaluating the effect Statement No. 133 will have on its financial position and results of operations in the period of adoption.

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

8. The Dow Merger

   On August 3, 1999, the corporation and The Dow Chemical Company ("Dow") entered an Agreement and Plan of Merger providing for the merger of a subsidiary of Dow with and into the corporation. As a result of the merger, the corporation will become a wholly-owned subsidiary of Dow and the corporation's shareholders will receive 1.611 shares of Dow common stock for each share of UCC common stock they own as of the date of the merger. On December 1, 1999, the corporation's shareholders approved the merger. On May 3, 2000, the European Commission approved the merger subject to the divestiture of certain assets and the licensing of certain technology. The merger is still subject to certain additional conditions including review by antitrust regulatory authorities in the United States.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
          -----------------------------------------------------------

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

Summary
-------

The corporation reported second quarter net income of $130 million, or $0.94 per diluted share ($0.96 per basic share). For the same quarter in 1999, the corporation reported net income of $63 million, or $0.46 per diluted share ($0.47 per basic share). Net income for the six months ended June 30, 2000 was $227 million, or $1.65 per diluted share ($1.68 per basic share) compared with net income of $140 million, or $1.02 per diluted share ($1.05 per basic share), before the cumulative effect of a change in accounting principle of $20 million, or $0.14 per diluted share ($0.15 per basic share), for the same six months of 1999.

Consolidated net sales increased 18.1 percent from $1,418 million for the second quarter of 1999 to $1,674 million for the second quarter of 2000. This increase reflects a 20.1 percent increase in average customer selling prices slightly offset by a
1.7 percent decline in customer volume. Consolidated net sales for the first six months of 2000, compared with the same six months of 1999, increased 16.7 percent from $2,820 million to $3,291 million, representing a 17.2 percent increase in average customer selling prices and a slight decline in customer volume. Increases in average customer selling prices occurred in both segments, however, the majority of the increase came from products in the BC&P segment.


The corporation's unit variable margin (revenues less variable manufacturing and distribution costs divided by customer volume) was 15.5 cents per pound in the second quarter of 2000 compared with 14.6 cents per pound for the same quarter in 1999. Consolidated unit variable margin for the first half of 2000 was
15.0 cents per pound compared with 15.4 cents per pound in the first half of 1999. Although the S&I segment benefited from rising average selling prices for the three and six month periods ended June 30, 2000, this benefit did not fully offset significant increases in purchased material and energy costs, which have continued to rise over the past several quarters. In contrast, unit variable margin of the BC&P segment for the three and six month periods reflected significant improvements as increases in average customer selling prices more than offset increases in raw material and energy costs. Increases in raw material costs were partially offset by the corporation's increased production of ethylene at a lower cost than if purchased.

Fixed cost per pound of product sold (fixed manufacturing and distribution costs, plus research and development and selling, administrative and other expenses, divided by customer volume) increased from 9.5 cents per pound for the second quarter of 1999 to 10.1 cents per pound for the same quarter of 2000. For the first half of 2000, fixed cost per pound of products sold was 10.1 cents compared with 9.7 cents for the same period of 1999.

Partnership income increased by $13 million and $10 million for the quarter and six month period ended June 30, 2000, respectively, as compared with the same periods in 1999. These increases primarily reflect higher earnings for the corporation's UOP and Petromont ventures. Additionally, for the second quarter of 2000, compared with the same quarter in 1999, the corporation's Aspell partnership showed some improvement from a cost-savings program completed in the first quarter of 2000. Income from corporate investments carried at equity increased substantially from a loss of $18 million in the second quarter of 1999 to income of $43 million for the same quarter in 2000 and from a loss of $50 million in the first half of 1999 to income of $82 million in the same half of 2000. The majority of the increase during these periods related to better performance of the corporation's EQUATE and Polimeri Europa joint ventures.

Other income for the three and six month periods ended June 30, 2000 included an $18 million ($11 million after-tax) gain on shares received and sold in connection with the demutualization of Metropolitan Life Insurance Company ("Met Life"), a provider of certain employee benefit programs for the corporation. Other income for the three and six month periods ended June 30, 1999 included a $12 million net gain ($9 million after-tax) from a litigation settlement.

Operating profit was increased by a reduction in pension expense of $22 million and $46 million for the three and six month periods ended June 30, 2000, respectively, as compared with the same periods in 1999, the result of amortization of investment gains and changes in actuarial assumptions reflecting long-term investment returns on pension plan assets.

Interest expense increased $10 million and $16 million for the three and six month periods ended June 30, 2000, respectively, as compared with the similar three and six month periods of 1999. These increases are the result of higher interest rates and additional short-term debt, partly offset by an increase in capitalized interest related to the corporation's current capital projects.

The corporation's effective tax rate for the three and six month periods ended June 30, 2000 and 1999 was approximately 25 percent.


Corporate Matters
-----------------

Interest Rate and Currency Risk Management

The corporation selectively uses financial instruments to manage its exposure to market risk related to changes in foreign currency exchange rates and interest rates. The corporation does not hold derivative financial instruments for trading purposes.

At June 30, 2000, the corporation held open foreign currency forward contracts with net notional amounts of $97 million and an unrecognized net loss of less than $1 million. At June 30, 2000, the corporation did not hold any derivatives related to its interest rate exposure.

The corporation uses sensitivity analysis to evaluate the potential effect of movements in foreign currency exchange rates and interest rates on the condensed consolidated financial statements. Based on this analysis, a hypothetical 10 percent weakening in the U.S. dollar across all currencies would have resulted in a $10.4 million net loss at June 30, 2000. Alternatively, a hypothetical 10 percent strengthening in the U.S. dollar across all currencies would have resulted in a $9.1 million net gain at June 30, 2000. These gains and losses would generally be offset by fluctuations in the underlying currency transactions.

At June 30, 2000, the corporation had long-term debt of $1,759 million, of which $15 million was variable-rate debt. A 10 percent increase in market interest rates would have decreased the net fair market value of fixed-rate debt instruments by $102 million at June 30, 2000, and a 10 percent decrease in market interest rates would have increased the net fair market value of fixed-rate debt instruments by $115 million at June 30, 2000.

Outlook  - Corporate
--------------------

On August 3, 1999, the corporation and The Dow Chemical Company ("Dow") entered an Agreement and Plan of Merger providing for the merger of a subsidiary of Dow with and into the corporation. As a result of the merger, the corporation will become a wholly-owned subsidiary of Dow and the corporation's shareholders will receive 1.611 shares of Dow common stock for each share of UCC common stock they own as of the date of the merger. On December
1, 1999, the corporation's shareholders approved the merger. On May 3, 2000, the European Commission approved the merger subject to the divestiture of certain assets and the licensing of certain technology. The merger is still subject to certain additional conditions including review by antitrust regulatory authorities in the United States. The transaction is intended to qualify as a tax-free reorganization for United States Federal income tax purposes and is expected to be accounted for under the pooling-of-interests method of accounting.


Specialties and Intermediates
-----------------------------

                                           Quarter Ended         Six Months Ended
 Millions of dollars,                   June 30,   June 30,    June 30,   June 30,
 except as indicated                      2000      1999         2000      1999
                                        --------   --------    --------   --------
 Segment revenues                       $1,125    $1,036       $2,233    $2,070
 Depreciation and amortization              67        62          134       125
 Partnership income (loss)                   8        (2)          10         2
 Operating profit                           92       188          174       396
 Income (loss) from corporate
   investments carried at equity            (2)        -           (1)        4
 Unit variable margin (cents/pound)       18.6      22.7         18.8      24.3
 Fixed cost per pound of products
     sold (cents/pound)                   13.3      13.0         13.1      13.5
 Capital expenditures                       47        93          116       162



S&I segment revenues increased 8.6 percent for the quarter ended
June 30, 2000 compared with the same quarter in 1999, the result of a 10.4 percent increase in average selling prices partially offset by a 1.6 percent decline in volume. Revenues of the S&I segment for the first half of 2000, compared with the same half of 1999, increased 7.9 percent on a 6.1 percent increase in average selling prices and a 1.7 percent increase in volume.
Although average selling prices increased from the prior year's second quarter and first half, the increases were insufficient to offset the continuing increases in purchased material and energy costs and the impact of the strong United States dollar on competitive international pricing.

Increases in partnership income for the three and six month periods ended June 30, 2000 compared with the same periods in 1999, reflected better results from the UOP and Petromont partnerships. The second quarter of 2000 reflected lower losses from Aspell, resulting from a cost-savings program completed in the beginning of 2000.

Operating profit for the quarter and six month periods ended June 30, 2000 includes a $12 million gain on shares received and sold in connection with the demutalization of Met Life, a provider of certain employee benefit programs. Operating profit for the quarter and six month period ended June 30, 1999 includes a $12 million net gain from a litigation settlement.


Outlook - Specialties & Intermediates
-------------------------------------

Looking ahead to the third quarter, it is anticipated that the S&I segment will benefit from increases in average selling prices and volumes, somewhat offset by continued high purchased material and energy costs.


Basic Chemicals & Polymers
--------------------------

                                          Quarter Ended              Six Months Ended
 Millions of dollars,                   June 30,   June 30,        June 30,    June 30,
 except as indicated                      2000       1999            2000        1999
                                        --------   --------        --------    --------
 Segment revenues                       $ 655        $436          $1,263       $ 857
 Depreciation and amortization             35          33              70          74
 Partnership income (loss)                  1          (2)              2           -
 Operating profit (loss)                   74         (42)            104         (75)
 Income (loss) from corporate
   investments carried at equity           45         (18)             83         (54)
 Unit variable margin (cents/pound)      11.6         4.7            10.5         5.2
 Fixed cost per pound of products
    sold (cents/pound)                    6.3         5.2             6.2         5.2
 Capital expenditures                      80         115             206         219



Revenues of the BC&P segment for the second quarter of 2000
increased over the same quarter of 1999 as the result of a 46.0 percent increase in average customer selling prices, slightly offset by a 1.7 percent decline in customer volume. BC&P segment revenues for the first half of 2000 increased over the same period in 1999 on a 45.1 percent increase in average customer selling prices and a 2.8 percent decline in customer volume. Unit variable margin was positively affected by the strong increase in average customer selling prices, which more than offset the increasing cost of raw materials and energy. Declines in customer volume for the quarter and six month comparative periods reflected the reduction in ethylene oxide/glycol volume, which is now being produced and sold by EQUATE, the corporation's joint venture in Kuwait.

Income from corporate investments carried at equity increased substantially from a loss in the three and six month periods ended June 30, 1999 to income for the same periods of 2000. This increase represents better performance at EQUATE and Polimeri Europa, where demand was strong and increases in average selling prices were experienced. Additionally, the corporation's EQUATE joint venture benefits from advantaged raw material supply contracts.

Operating profit for the quarter and six month period ended June
30, 2000 includes a $6 million gain on shares received and sold in connection with the demutalization of Met Life, a provider of certain employee benefit programs.


Outlook - Basic Chemicals & Polymers
------------------------------------

The corporation anticipates that results for the third quarter will reflect a reduction in average customer selling prices and the continued high cost of raw materials and energy, which may be partially offset by higher customer volumes. Income from corporate investments carried at equity are expected to be lower than second quarter 2000 levels.

Environmental
-------------

Estimates of future expenses related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, have not changed materially since December 31, 1999. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. The corporation's environmental exposures are discussed in more detail in the "Commitments and Contingencies" footnote to the financial statements on pages 10 through 12 of this report on Form 10-Q.


Accounting Changes
------------------

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

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("Statement")
No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The corporation is currently evaluating the effect Statement No. 133 will have on its financial position and results of operations in the period of adoption.

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


Financial Condition - June 30, 2000
------------------------------------

Cash flow from operations for the first six months of 2000 was $259 million, an increase of $11 million from the same period in 1999. This increase is principally the result of a decrease in working capital requirements and an increase in income before the cumulative effect of change in accounting principle, partly offset by a decrease in net noncash charges to income, principally resulting from increases in undistributed earnings of the corporation's joint ventures and the reduction in pension expense.

Cash flow used for investing totaled $422 million, a decrease of $12 million from $434 million in the comparable period of 1999. This decrease is principally due to a decrease in capital expenditures and an increase in the sale of available-for-sale securities partially offset by an increase in investments, advances and acquisitions. Funding of major capital projects in the first half of 2000 and 1999 included a new olefins facility, being built jointly with NOVA Chemicals Corporation, and a polyolefins project, both in Canada. The increase in investments, advances and acquisitions relates principally to the corporation's funding of its share of the cost of the Malaysian joint ventures.

At June 30, 2000, the corporation had approximately $217 million in commitments related to authorized construction projects and investments. These commitments are anticipated to be sourced through operating cash flows.

Cash flow from financing was $180 million for the first half of 2000, as compared with $178 million for the same half of 1999. The first half of 2000 primarily included cash received for issuances of common stock of $20 million and net borrowings of $216 million offset by cash paid for dividends of $61 million. The first half of 1999 included net proceeds of $250 million from the April issuance of 6.70 percent Public Notes, common stock repurchases of $50 million, cash dividends totaling
$60 million and net repayments of debt, excluding the April 1999 issuance of 6.70 percent Public Notes, of $3 million.

The corporation's ratio of debt to total capital was
50.3 percent at June 30, 2000 as compared with 49.9 percent at December 31, 1999. At June 30, 2000 there were no borrowings outstanding under the existing major bank credit agreement aggregating $1 billion.

                          PART II. OTHER INFORMATION
                          --------------------------

Item 1. Legal Proceedings
        -----------------

        See Note 6 to the corporation's consolidated financial statements on pages 10 through 12 of this report on Form 10-Q.

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

        (c) On May 16, 2000, the corporation issued 662 shares of Union Carbide Corporation common stock to a participant under the Union Carbide Non-Employee Director's Compensation Deferral Plan pursuant to the terms of the plan in reliance on Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
        (a)  Exhibits.

             The following exhibit is filed as part of this report:

             27  Financial Data Schedule


        (b) The corporation filed the following current reports on Form 8-K for the three months ended June 30, 2000:

             1. Form 8-K dated April 26, 2000, contained the corporation's press release dated April 26, 2000.

             2. Form 8-K dated May 1, 2000, contained the corporation's press release dated May 1, 2000.

             3. Form 8-K dated June 14, 2000, contained a joint press
                release issued by the corporation and The Dow Chemical Company dated June 14, 2000.

                                SIGNATURE
                                ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     UNION CARBIDE CORPORATION
                                          (Registrant)




Date:  August 4, 2000           By:  /s/ John K. Wulff
       --------------                JOHN K. WULFF
                                     Vice-President, Chief
                                     Financial Officer and
                                     Controller

                               EXHIBIT INDEX
                               -------------


Exhibit                                                     Page
  No.                           Exhibit                      No.
-------   ---------------------------------------------    -----
  27      Financial Data Schedule                            24

                                                               EXHIBIT 27