Form 10-Q
period 2000-09-30
UNION CARBIDE CORP /NEW/
filed 2000-11-03
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C  20549
                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000

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

            Class                       Outstanding at October 31, 2000
 Common Stock, $1 par value                   135,196,104 shares


       Total number of sequentially numbered pages in this filing, including exhibits thereto:  24

                                          INDEX
                                                                        PAGE
 PART I.  FINANCIAL INFORMATION
 Item 1.    Financial Statements of Union Carbide Corporation and
              Subsidiaries

            Condensed Consolidated Statement of Income -
               Quarter Ended September 30, 2000 and 1999                  3

            Condensed Consolidated Statement of Income -
               Nine Months Ended September 30, 2000 and 1999              4

            Condensed Consolidated Balance Sheet -
               September 30, 2000 and December 31, 1999                   5

            Condensed Consolidated Statement of Cash Flows -
               Nine Months Ended September 30, 2000 and 1999              6

            Notes to Condensed Consolidated Financial Statements       7-13

 Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    14-20

 Item 3.    Quantitative and Qualitative Disclosure About Market Risk    16

 PART II. OTHER INFORMATION
 Item 1.    Legal Proceedings                                            21

 Item 6.    Exhibits and Reports on Form 8-K                             21

 Signature                                                               22

 Exhibit Index                                                           23

Cautionary statement: All statements in this Quarterly Report on Form 10-Q that do not reflect historical information are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (as amended). Forward-looking statements include statements concerning the pending merger with The Dow Chemical Company ("Dow" and, with regard to the merger, the "Dow Merger"); plans; objectives; strategies; anticipated future events or performance; sales; cost, expense and earnings expectations; interest rate and currency risk management; the chemical markets in 2000 and beyond; development, production and acceptance of new products and process technologies; ongoing and planned capacity additions and expansions; joint ventures; Management's Discussion and Analysis; and any other statements that do not reflect historical information. Such forward-looking statements are subject to risks and uncertainties. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include the supply/demand balance for the corporation's products; customer inventory levels; competitive pricing pressures; raw material availability and costs; changes in industry production capacities and operating rates; currency exchange rates; interest rates; global economic conditions; competitive technology positions; failure by the corporation to achieve technology objectives, achieve cost reduction targets or complete projects on schedule and on budget; inability to obtain new customers or retain existing ones; and, with respect to the Dow Merger, failure to obtain necessary regulatory and other governmental approvals and failure to satisfy conditions of the merger agreement.

                            PART I. FINANCIAL INFORMATION

                      UNION CARBIDE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                             Millions of dollars
                                                         (Except per share figures)
                                                         Quarter ended September 30,
                                                               2000         1999
                                                              ------      ------
NET SALES                                                     $1,637      $1,498
                                                              ------      ------

 Cost of sales, exclusive of depreciation and
   amortization                                                1,421       1,232
 Research and development                                         37          38
 Selling, administrative and other expenses(a)                    48          72
 Depreciation and amortization                                   100         103
 Partnership income (loss)                                        (6)         18
 Other income - net                                                9          52
                                                              ------      ------
INCOME BEFORE INTEREST EXPENSE AND PROVISION FOR
 INCOME TAXES                                                     34         123
 Interest expense                                                 35          32
                                                              ------      ------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                   (1)         91
 Provision for income taxes                                        -          24
                                                              ------      ------
INCOME (LOSS) OF CONSOLIDATED COMPANIES
 AND PARTNERSHIPS                                                 (1)         67
 Minority interest                                                 3           2
 Income from corporate investments carried at equity              33          12
                                                              ------      ------

NET INCOME                                                    $   29      $   77
                                                              ======      ======
Earnings per common share
  Basic                                                       $ 0.22      $ 0.58
  Diluted                                                     $ 0.22      $ 0.57
Cash dividends declared per common share                      $ 0.225     $ 0.225

(a) Selling, administrative and other expenses include:
       Selling                                                $   21      $   24
       Administrative                                             21          28
       Other expenses                                              6          20
                                                              ------      ------
                                                              $   48      $   72
                                                              ======      ======


The Notes to Condensed Consolidated Financial Statements on Pages
7 through 13 should be read in conjunction with this statement.


                      UNION CARBIDE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                             Millions of dollars
                                                         (Except per share figures)
                                                       Nine months ended September 30,
                                                                2000          1999
                                                              ------        ------
NET SALES                                                     $4,928        $4,318
                                                              ------        ------
 Cost of sales, exclusive of depreciation and
   amortization                                                4,089         3,369
 Research and development                                        115           114
 Selling, administrative and other expenses(a)                   182           199
 Depreciation and amortization                                   304           302
 Partnership income                                                6            20
 Other income - net                                               69            93
                                                              ------        ------
INCOME BEFORE INTEREST EXPENSE AND PROVISION FOR
 INCOME TAXES                                                    313           447
 Interest expense                                                117            98
                                                              ------        ------
INCOME BEFORE PROVISION FOR INCOME TAXES                         196           349
 Provision for income taxes                                       49            90
                                                              ------        ------
INCOME OF CONSOLIDATED COMPANIES AND PARTNERSHIPS                147           259
 Minority interest                                                 6             4
 Income (loss) from corporate investments carried
  at equity                                                      115           (38)
                                                              ------        ------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                            256           217
 Cumulative effect of change in accounting principle               -           (20)
                                                              ------        ------

NET INCOME                                                    $  256        $  197
                                                              ======        ======
Earnings per common share
 Basic -
  Income before cumulative effect of change
    in accounting principle                                   $ 1.90        $ 1.63
  Cumulative effect of change in accounting principle              -         (0.15)
                                                              ------        ------
  Net income                                                  $ 1.90        $ 1.48
                                                              ======        ======

 Diluted -
  Income before cumulative effect of change
    in accounting principle                                   $ 1.86        $ 1.59
  Cumulative effect of change in accounting principle              -         (0.14)
                                                              ------        ------
   Net income                                                 $ 1.86        $ 1.45
                                                              ======        ======
Cash dividends declared per common share                      $ 0.675       $ 0.675

(a) Selling, administrative and other expenses include:
        Selling                                               $   66        $   70
        Administrative                                            65            69
        Other expenses                                            51            60
                                                              ------        ------
                                                              $  182        $  199
                                                              ======        ======
The Notes to Condensed Consolidated Financial Statements on Pages
7 through 13 should be read in conjunction with this statement.


                       UNION CARBIDE CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEET

                                                            Millions of dollars
                                                          Sept. 30,     Dec. 31,
                                                            2000          1999
                                                           -------      -------
ASSETS
  Cash and cash equivalents                                $    63      $    41
  Notes and accounts receivable                              1,104        1,132
  Inventories                                                  701          680
  Other current assets                                         314          297
                                                           -------      -------
  Total current assets                                       2,182        2,150

  Property, plant and equipment                              9,311        9,057
  Less: Accumulated depreciation                             4,734        4,536
                                                           -------      -------
  Net fixed assets                                           4,577        4,521

  Companies carried at equity                                  994          756
  Other investments and advances                                93           75
                                                           -------      -------
  Total investments and advances                             1,087          831

  Other assets                                                 526          455
                                                           -------      -------
  Total assets                                             $ 8,372      $ 7,957
                                                           =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
 Accounts payable                                          $   336      $   329
 Short-term debt and current portion of long-term debt       1,111          782
 Other accrued liabilities                                     749          678
                                                            ------      -------
 Total current liabilities                                   2,196        1,789

 Long-term debt                                              1,755        1,869
 Postretirement benefit obligation                             428          438
 Other long-term obligations                                   547          603
 Deferred credits                                              640          599
 Minority stockholders' equity in consolidated
  subsidiaries                                                  40           42
 Stockholders' equity:
  Common stock - authorized - 500,000,000 shares
               - issued - 158,495,782 shares
                   (157,571,933 shares in 1999)                158          158
  Additional paid-in capital                                   197          165
  Other equity adjustments                                      (1)          (1)
  Accumulated other comprehensive loss                        (217)        (160)
  Retained earnings                                          3,697        3,530
  Unearned employee compensation - ESOP                        (49)         (56)
  Treasury stock, at cost - 23,413,994 shares
                   (23,428,229 shares in 1999)              (1,019)      (1,019)
                                                           -------      -------
 Total stockholders' equity                                  2,766        2,617
                                                           -------      -------
 Total liabilities and stockholders' equity                $ 8,372      $ 7,957
                                                           =======      =======
The Notes to Condensed Consolidated Financial Statements on Pages 7
through 13 should be read in conjunction with this statement.


                  UNION CARBIDE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            Millions of dollars
                                                         Nine Months Ended Sept.30,
                                                             2000         1999
-----------------------------------------------------------------------------------
                                                          Increase (decrease) in
                                                         Cash and cash equivalents
-----------------------------------------------------------------------------------
OPERATIONS
Income before cumulative effect of change in
   accounting principle                                    $  256          $ 217
  Noncash charges (credits) to net income:
    Depreciation and amortization                             304            302
    Deferred income taxes                                      41             99
    Equity in (earnings) losses of joint ventures,
       net of cash received                                   (84)            53
    Other                                                     (80)            36
  Increase in working capital(a)                              (13)          (211)
  Long-term assets and liabilities                            (44)           (77)
                                                            -----          -----
Cash Flow From Operations                                     380            419
                                                            -----          -----
 INVESTING
  Capital expenditures                                       (397)          (559)
  Investments, advances and acquisitions                     (184)           (91)
  Proceeds from the sale of
     available-for-sale securities                            143             28
  Purchase of available-for-sale securities                   (84)           (35)
  Sale of fixed and other assets                                8             26
                                                            -----          -----
Cash Flow Used for Investing                                 (514)          (631)
                                                            -----          -----
 FINANCING
  Change in short-term debt (3 months or less)                342            243
  Proceeds from short-term debt                                 8              2
  Repayments of short-term debt                               (19)           (17)
  Proceeds from long-term debt                                  -            285
  Repayments of long-term debt                               (114)          (227)
  Issuance of common stock                                     25             41
  Purchase of common stock                                      -            (50)
  Payment of dividends                                        (91)           (90)
  Other                                                         5             11
                                                            -----          -----
Cash Flow From Financing                                      156            198
                                                            -----          -----
Effect of exchange rate changes on cash and
   cash equivalents                                             -              1
Change in cash and cash equivalents                            22            (13)
Cash and cash equivalents, beginning-of-period                 41             49
                                                            -----          -----
Cash and cash equivalents, end-of-period                    $  63          $  36
                                                            =====          =====
Cash (received) paid for interest and income taxes
  Interest (net of amount capitalized)                      $ 124          $  93
  Income taxes                                              $ (24)         $  31

(a) Net change in certain components of working capital (excluding noncash transactions):

    (Increase) decrease in current assets
      Notes and accounts receivable                         $  24          $(176)
      Inventories                                             (21)            62
      Other current assets                                    (19)           (21)
    (Decrease) increase in payables and accruals                3            (76)
                                                            -----          -----
    (Increase) decrease in working capital                 $  (13)         $(211)
                                                            =====          =====
The Notes to Condensed Consolidated Financial Statements on Pages 7
through 13 should be read in conjunction with this statement.

               UNION CARBIDE CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Consolidated Financial Statements

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the results for the interim periods. These adjustments consist of only normal recurring adjustments. The accompanying statements should be read in conjunction with the Notes to Financial Statements of Union Carbide Corporation and Subsidiaries (the corporation or UCC) in the 1999 annual report to stockholders.

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


2.  Comprehensive Income

    The following summary presents the components of comprehensive income:


                                                Quarter Ended       Nine Months Ended
                                                   Sept. 30,            Sept. 30,
     Millions of dollars,                        2000    1999         2000     1999
                                                 ----    ----         ----     ----
     Net income                                  $ 29      $77        $256     $197
     Other comprehensive income:
       Unrealized gains and losses on
         available-for-sale securities,
         net of reclassification adjustments
         and net of tax                            (3)      (1)          1        1
       Foreign currency translation
         adjustments                              (23)       8         (58)     (47)
                                                 ----      ---        ----      ----

     Comprehensive income                        $  3      $84        $199     $151
                                                 ====      ===        ====     ====

     3. Inventories

                                              Sept.30,       Dec. 31,
     Millions of dollars,                       2000           1999
                                               -----           -----
     Raw materials and supplies                $ 169           $ 152
     Work in process                              67              45
     Finished goods                              465             483
                                                ----            ----
                                               $ 701           $ 680
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

                                       S&I      BC&P       Other     Total
                                     ------    ------      -----     ------
    Millions of dollars,
    for the quarter ended
    September 30, 2000
      Net sales                      $1,122     $ 515       $ -      $1,637
      Intersegment revenues               -        99         -          99
      Segment revenues                1,122       614         -       1,736
      Depreciation and
        amortization                     65        35         -         100
      Partnership income (loss)          (6)        -         -          (6)
      Operating profit (loss)            45       (15)        4          34
      Interest expense                    -         -        35          35
      Income from corporate
       investments carried
         at equity                        1        32         -          33



                                       S&I       BC&P      Other     Total
                                     ------     -----      -----     ------
    Millions of dollars,
    for the quarter ended
    September 30, 1999
      Net sales                      $1,057      $441       $ -      $1,498
      Intersegment revenues               -        81         -          81
      Segment revenues                1,057       522         -       1,579
      Depreciation and
        amortization                     67        36         -         103
      Partnership income                 17         1         -          18
      Operating profit (loss)           134        (7)       (4)        123
      Interest expense                    -         -        32          32
      Income from corporate
       investments carried
         at equity                        -        12         -          12


                                       S&I      BC&P     Other     Total
                                     ------    ------    -----     ------
    Millions of dollars,
    for the nine months ended
    September 30, 2000
      Net sales                      $3,355    $1,573    $   -     $4,928
      Intersegment revenues               -       304        -        304
      Segment revenues                3,355     1,877        -      5,232
      Depreciation and
        amortization                    199       105        -        304
      Partnership income                  4         2        -          6
      Operating profit                  219        89        5        313
      Interest expense                    -         -      117        117
      Income from corporate
       investments carried
         at equity                        -       115        -        115



                                       S&I      BC&P     Other     Total
                                     -------   ------    -----     ------
    Millions of dollars,
    For the nine months ended
    September 30, 1999
      Net sales                       $3,127   $1,191    $   -     $4,318
      Intersegment revenues                -      188        -        188
      Segment revenues                 3,127    1,379        -      4,506
      Depreciation and
        amortization                     192      110        -        302
      Partnership income                  19        1        -         20
      Operating profit (loss)            530      (82)      (1)       447
      Interest expense                     -        -       98         98
      Income (loss) from
       corporate investments
         carried at equity                 4      (42)       -        (38)


Operating profit for the nine months ended September 30, 2000 includes an $18 million gain on shares received and sold in connection with the demutualization of Metropolitan Life
Insurance Company, a provider of certain employee benefit programs for the corporation, of which $12 million and $6 million were recognized by the S&I and BC&P segment, respectively.

The operating profit of the S&I segment includes $38 million and $50 million of net gains from litigation settlements related to licensing for the quarter and nine months ended September 30, 1999, respectively.


5.  Earnings Per Share

   Millions of dollars,                           Quarter Ended Sept. 30,    Nine Months Ended Sept. 30,
   except per share amounts                           2000         1999          2000         1999
                                                     -----        -----         -----       ------
   Income before cumulative effect of change
     in accounting principle                         $  29        $  77         $ 256       $  217
   Cumulative effect of change in accounting
     principle                                           -            -             -          (20)
                                                     -----        -----         -----       ------
   Net income                                        $  29        $  77         $ 256       $  197
                                                     =====        =====         =====       ======
   Basic -
     Weighted average number of shares
       outstanding for basic calculation       134,960,774  133,464,524   134,705,126  133,135,986
                                               ===========  ===========   ===========  ===========
     Earnings per share -
       Income before cumulative effect of change
         in accounting principle                     $0.22        $0.58         $1.90       $ 1.63
       Cumulative effect of change in accounting
         principle                                       -            -             -        (0.15)
                                                     -----        -----         -----       ------
       Net income                                    $0.22        $0.58         $1.90       $ 1.48
                                                     =====        =====         =====       ======
   Diluted -
     Weighted average number of shares
       outstanding for basic calculation       134,960,774  133,464,524   134,705,126  133,135,986
         Add:  Effect of stock options           2,114,616    3,434,248     2,815,275    3,220,422
                                               -----------  -----------   -----------  -----------
     Weighted average number of shares
       outstanding for diluted calculation     137,075,390  136,898,772   137,520,401  136,356,408
                                               ===========  ===========   ===========  ===========
     Earnings per share -
       Income before cumulative effect of change
         in accounting principle                     $0.22        $0.57         $1.86       $ 1.59
       Cumulative effect of change in accounting
         principle                                       -            -             -        (0.14)
                                                     -----        -----         -----       ------
       Net income                                    $0.22        $0.57         $1.86       $ 1.45
                                                     =====        =====         =====       ======


6.  Commitments and Contingencies

   The corporation has three major agreements for the purchase of ethylene-related products and two other purchase agreements in the U.S. and Canada. The net present value of the fixed and determinable portion of obligations under these purchase commitments at September 30, 2000 totaled
   $185 million.

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

   At September 30, 2000, the corporation had established environmental remediation accruals in the amount of $187 million. These accruals have two components, estimated future expenditures for site investigation and cleanup and estimated future expenditures for closure and postclosure activities. In addition, the corporation had environmental loss contingencies of $78 million.

   The corporation has sole responsibility for the remediation of approximately 40 percent of its environmental sites for which accruals have been established. These sites are well advanced in the investigation and cleanup stage. The corporation's environmental accruals at September 30, 2000 included $153 million for these sites, of which $43 million was for estimated future expenditures for site investigation and cleanup and $110 million was for estimated future expenditures for closure and postclosure activities. In addition, $61 million of the corporation's environmental loss contingencies related to these sites. The three sites with the largest total potential cost to the corporation are nonoperating sites. Of the above accruals, these sites accounted for $51 million, of which $12 million was for estimated future expenditures for site investigation and cleanup and $39 million was for estimated future expenditures for closure and postclosure activities. In addition, $40 million of the above environmental loss contingencies related to these sites.

   The corporation does not have sole responsibility at the remainder of its environmental sites for which accruals have been established. All of these sites are in the investigation and cleanup stage. The corporation's environmental accruals at September 30, 2000 included
   $34 million for estimated future expenditures for site investigation and cleanup at these sites. In addition, $17 million of the corporation's environmental loss contingencies related to these sites. The largest two of these sites are also nonoperating sites. Of the above accruals, these sites accounted for $12 million for estimated future expenditures for site investigation and cleanup. In addition, $2 million of the above environmental loss contingencies related to these sites.

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

   The corporation severally guaranteed up to approximately
   $122 million at September 30, 2000 of EQUATE Petrochemical Company's (EQUATE) debt and working capital financing needs. The corporation has also severally guaranteed certain sales volume targets until EQUATE's sales capabilities are proved. In addition, the corporation has pledged its shares in EQUATE as security for EQUATE's debt. The corporation has political risk insurance coverage for its equity investment and a majority of its guarantee of EQUATE's debt.

   The corporation had additional contingent obligations at September 30, 2000 totaling $85 million, of which $28 million related to guarantees of debt.

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

   The corporation has recorded nonenvironmental litigation accruals of $135 million and related insurance recovery receivables of $117 million. At September 30, 2000, the corporation had nonenvironmental litigation loss contingencies of $71 million.

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


7.  Accounting Changes

   Effective January 1, 1999, the corporation adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires the expensing of certain costs, such as preoperating expenses and organizational costs associated with an entity's start-up activities. In accordance with this SOP's provisions, on January 1, 1999, the corporation recognized a charge of $27 million ($20 million after-tax) as a cumulative effect of change in accounting principle, the majority of which represented formation costs associated with the corporation's joint ventures.

   In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (Statement)
   No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or accumulated other comprehensive loss, depending on the uses of the derivatives and whether they qualify for hedge accounting. This Statement, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Due to the corporation's limited use of financial instruments to manage its exposure to market risks, primarily related only to changes in foreign currency exchange rates, the corporation does not expect the adoption of Statement No. 133 on January 1, 2001 to have a material effect on the corporation's financial position or results of operations.

   In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which summarizes the staff's views regarding the application of generally accepted accounting principles to selected revenue recognition issues. The corporation has determined that SAB 101 will not have a significant effect on its revenue recognition policies and procedures.


 8. The Dow Merger

   On August 3, 1999, the corporation and The Dow Chemical Company (Dow) entered an Agreement and Plan of Merger providing for the merger of a subsidiary of Dow with and into the corporation. As a result of the merger, the corporation will become a wholly-owned subsidiary of Dow and the corporation's shareholders will receive 1.611 shares of Dow common stock for each share of UCC common stock they own as of the date of the merger. On December 1, 1999, the corporation's shareholders approved the merger. On May 3, 2000, the European Commission approved the merger subject to the divestiture of certain assets and the licensing of certain technology. The merger is still subject to certain additional conditions including review by antitrust regulatory authorities in the United States.

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

Summary
-------

The corporation reported third quarter net income of $29 million, or $0.22 per diluted share ($0.22 per basic share).
For the same quarter in 1999, the corporation reported net income of $77 million, or $0.57 per diluted share ($0.58 per basic share). Net income for the nine months ended September 30, 2000 was $256 million, or $1.86 per diluted share ($1.90 per basic share), compared with net income of $217 million, or $1.59 per diluted share ($1.63 per basic share), before the charge for a cumulative effect of a change in accounting principle of $20 million, or $0.14 per diluted share ($0.15 per basic share), for the same nine months of 1999.

Consolidated net sales for the third quarter of 2000 were $1,637 million, an increase of 9.3 percent over net sales of $1,498 million for the third quarter of 1999 reflecting an 8.8 percent increase in average selling prices coupled with a slight increase in volume. Consolidated net sales for the first nine months of 2000 were $4,928 million, an increase of 14.1 percent over net sales of $4,318 million for the same nine months of 1999, representing a 14.2 percent increase in average selling prices offset by a slight decline in volume. Although average selling price increases occurred in both segments, the majority of the three and nine month period increases came from products in the BC&P segment.

The corporation's unit variable margin (revenues less variable manufacturing and distribution costs divided by customer volume) was 12.9 cents per pound in the third quarter of 2000 compared with 14.1 cents per pound for the same quarter in 1999. Consolidated unit variable margin for the nine months ended September 30, 2000 was 14.3 cents per pound compared with 15.0 cents per pound for the same nine months of 1999. Declines for both the three and nine month periods principally reflected lower unit variable margins in the S&I segment, caused by rising purchased material and energy costs, which were not fully offset by increases in average selling prices. Lower S&I unit variable margins were partially offset by higher unit variable margins of the BC&P segment, reflecting increases in average selling prices that more than offset higher raw material and energy costs.

Fixed cost per pound of product sold (fixed manufacturing and distribution costs, plus research and development and selling, administrative and other expenses, divided by customer volume) was 9.8 cents per pound for the three months ended September 30, 2000 compared with 10.4 cents per pound for the same quarter in 1999. For the nine months ended September 30, 2000 fixed cost per pound of product sold was 10.0 cents compared with 9.9 cents for the same nine months of 1999. Fixed costs were reduced by a reduction in pension expense of $23 million and $69 million for the three and nine month periods ended September 30, 2000, respectively, as compared with the same periods in 1999, the result of amortization of investment gains and changes in actuarial assumptions reflecting long-term investment returns on pension plan assets. Additionally, fixed costs in the third quarter of 2000 included a non-recurring decline in selling, administrative and other expenses, as well as increased costs associated with the start-up of the olefins and polyethylene units in Canada.

Partnership income decreased from income of $18 million in the third quarter of 1999 to a loss of $6 million in the same quarter of 2000. For the first nine months of 2000, partnership income was $6 million compared with $20 million for the same nine months of 1999. Declines in partnership income primarily reflect lower income associated with the corporation's UOP joint venture, which resulted from a reduction, particularly in international markets, of new projects undertaken by oil companies.

Other income for the nine month period ended September 30, 2000 included an $18 million ($11 million after-tax) gain on shares received and sold in connection with the demutualization of Metropolitan Life Insurance Company (Met Life), a provider of certain employee benefit programs for the corporation and $15 million of interest income related to a tax refund. Other income for the three and nine month periods ended September 30, 1999 included $38 million ($29 million after-tax) and $50 million ($38 million after-tax), respectively, of net gains from litigation settlements.

Interest expense increased $3 million and $19 million for the three and nine month periods ended September 30, 2000, respectively, as compared with the same three and nine month periods of 1999. These increases are primarily the result of a greater amount of average short-term debt outstanding during 2000 compared with 1999. Additionally, increases for the nine month period were partially offset by an increase in capitalized interest related primarily to the corporation's olefins and polyethylene projects in Canada and the corporation's OPTIMAL Group investment project in Malaysia.

Income from corporate investments carried at equity increased $21 million and $153 million for the three and nine month periods ended September 30, 2000 compared with the same periods in the prior year. Increases were directly attributable to better performance of the EQUATE and Polimeri Europa joint ventures, partially offset by preoperating expenses of the Malaysian joint ventures.

The corporation's effective tax rate for the three and nine month periods ended September 30, 2000 was 25.0 percent. The corporation's effective tax rate for the same three and nine month periods in 1999 was 26.4 percent and 25.8 percent, respectively.

Corporate Matters
-----------------

Interest Rate and Currency Risk Management

The corporation selectively uses financial instruments to manage its exposure to market risk related to changes in foreign currency exchange rates and interest rates. The corporation does not hold derivative financial instruments for trading purposes.

At September 30, 2000, the corporation held open foreign currency forward contracts and options with net notional amounts of $225 million and an unrealized net gain of less than $1 million. At September 30, 2000, the corporation did not hold any derivatives related to its interest rate exposure.

The corporation uses sensitivity analysis to evaluate the potential effect of movements in foreign currency exchange rates and interest rates on the condensed consolidated financial statements. Based on this analysis, a hypothetical 10 percent weakening in the U.S. dollar across all currencies would have resulted in a $12.0 million net loss at September 30, 2000. Alternatively, a hypothetical 10 percent strengthening in the U.S. dollar across all currencies would have resulted in a $13.6 million net gain at September 30, 2000. These gains and losses would generally be offset by fluctuations in the underlying currency transactions.

At September 30, 2000, the corporation had long-term debt of $1,755 million, of which $15 million was variable-rate debt. A 10 percent increase in market interest rates would have decreased the net fair market value of fixed-rate debt instruments by $104 million at September 30, 2000, and a 10 percent decrease in market interest rates would have increased the net fair market value of fixed-rate debt instruments by $118 million at September 30, 2000.

Outlook - Corporate
-------------------

On August 3, 1999, the corporation and The Dow Chemical Company
(Dow) entered an Agreement and Plan of Merger providing for the merger of a subsidiary of Dow with and into the corporation. As a result of the merger, the corporation will become a wholly-owned subsidiary of Dow and the corporation's shareholders will receive 1.611 shares of Dow common stock for each share of UCC common stock they own as of the date of the merger. On December
1, 1999, the corporation's shareholders approved the merger. On May 3, 2000, the European Commission approved the merger subject to the divestiture of certain assets and the licensing of certain technology. The merger is still subject to certain additional conditions including review by antitrust regulatory authorities in the United States. The transaction is intended to qualify as a tax-free reorganization for United States Federal income tax purposes and is expected to be accounted for under the pooling-of-interests method of accounting.

Specialties & Intermediates
---------------------------


                                            Quarter Ended       Nine Months Ended
 Millions of dollars,                    Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
 except as indicated                       2000       1999       2000       1999
                                          ------    -------    ------      ------
 Segment revenues                         $1,122     $1,057    $3,355      $3,127
 Depreciation and amortization                65         67       199         192
 Partnership income (loss)                    (6)        17         4          19
 Operating profit                             45        134       219         530
 Income from corporate investments
   carried at equity                           1          -         -           4
 Unit variable margin (cents/pound)         17.6       20.1      18.4        22.9
 Fixed cost per pound of products
   sold (cents/pound)                       13.1       14.1      13.1        13.7
 Capital expenditures                         29         58       145         220



S&I segment revenues increased 6.1 percent for the quarter ended September 30, 2000 compared with the same quarter in 1999, the result of a 7.5 percent increase in average selling prices partially offset by a 1.2 percent decline in volume. Revenues for the first nine months of 2000 compared with the same nine months of 1999, increased 7.3 percent, the result of a 6.7 percent increase in average selling prices and a slight increase in volume. Throughout 2000, steady increases in purchased raw material and energy costs eroded any benefit this segment derived from increases in average selling prices and volume.

Declines in partnership income for the three and nine month periods ended September 30, 2000 compared with the same periods in 1999, primarily reflected lower earnings from the corporation's UOP joint venture. In the current environment of high demand and limited supply, many oil companies, including those serviced by UOP, have deferred catalyst replacement and technology upgrade projects in order to keep refinery capacity running.

Operating profit for the nine months ended September 30, 2000 includes a $12 million gain on shares received and sold in connection with the demutualization of Met Life, a provider of certain employee benefit programs. Operating profit for the three and nine month periods ended September 30, 1999 includes $38 million and $50 million, respectively, in net gains from litigation settlements.


Outlook - Specialties & Intermediates
-------------------------------------

Looking ahead into the fourth quarter, the corporation anticipates that, although raw material costs may remain high, operating profit should benefit from modest improvement in variable margins for a number of specialty and intermediate product lines. Partnership income is expected to remain low, until UOP's customers are ready to begin work on delayed projects.

Basic Chemicals & Polymers
--------------------------

                                            Quarter Ended       Nine Months Ended
 Millions of dollars,                    Sept. 30,  Sept. 30, Sept. 30,  Sept. 30,
 except as indicated                       2000       1999      2000       1999
                                           ----      -----     ------     ------
 Segment revenues                          $614       $522     $1,877     $1,379
 Depreciation and amortization               35         36        105        110
 Partnership income                           -          1          2          1
 Operating profit (loss)                    (15)        (7)        89        (82)
 Income (loss) from corporate
   investments carried at equity             32         12        115        (42)
 Unit variable margin (cents/pound)         7.5        7.1        9.5        5.8
 Fixed cost per pound of products
   sold (cents/pound)                       6.4        5.9        6.3        5.4
 Capital expenditures                        46        120        252        339



Revenues of the BC&P segment for the third quarter of 2000 increased 17.6 percent over the same quarter of 1999 as a result of a 14.2 percent increase in average customer selling prices coupled with a 2.3 percent increase in customer volume. BC&P segment revenues for the first nine months of 2000 increased 36.1 percent over the same period in the prior year as a result of a
33.2 percent increase in average customer selling prices, partly offset by a 1.1 percent decline in customer volume. In 2000, this segment's unit variable margin has benefited from average customer selling price increases which, until the third quarter, exceeded the impact of rising raw material and energy costs.

Income from corporate investments carried at equity during the third quarter of 2000 increased over the same period in 1999 and increased substantially during the first nine months of 2000 compared with the same nine months of 1999. These increases represent improved performance at EQUATE and Polimeri Europa, which was only slightly offset by preoperating expenses associated with the OPTIMAL joint ventures. Although earnings in the chemical industry are being negatively impacted by rising raw material costs, EQUATE benefits from having advantaged raw material supply contracts. Polimeri Europa's performance in the year 2000 reflects better industry margins and volumes in Europe, than in 1999.

Operating profit for the nine months ended September 30, 2000 includes a $6 million gain on shares received and sold in connection with the demutualization of Met Life, a provider of certain employee benefit programs.

Outlook - Basic Chemicals & Polymers
------------------------------------

The corporation's performance in the near term is highly dependent on external variables, such as the cost of raw materials and energy, as well as industry operating rates. The company is anticipating increases in average fourth quarter raw material and energy costs compared with third quarter levels. Overall, average BC&P customer selling prices in the fourth quarter are likely to be lower than in the third quarter, despite price increases in selected products. Depreciation for the BC&P segment will increase due to the start-up of the olefins and polyethylene units in Canada. Equity company results will likely decline from third quarter, primarily because of weakness at Polimeri Europa, as well as increased preoperating expenses associated with the Malaysian joint venture projects.

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

Accounting Changes
------------------

Effective January 1, 1999, the corporation adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires the expensing of certain costs, such as preoperating expenses and organizational costs associated with an entity's start-up activities. In accordance with this SOP's provisions, on January 1, 1999, the corporation recognized a charge of $27 million ($20 million after-tax) as a cumulative effect of change in accounting principle, the majority of which represented formation costs associated with the corporation's joint ventures.

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (Statement) No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or accumulated other comprehensive loss, depending on the uses of the derivatives and whether they qualify for hedge accounting. This Statement, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Due to the corporation's limited use of financial instruments to manage its exposure to market risks, primarily related only to changes in foreign currency exchange rates, the corporation does not expect the adoption of Statement No. 133 on January 1, 2001 to have a material effect on the corporation's financial position or results of operations.

In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which summarizes the staff's views regarding the application of generally accepted accounting principles to selected revenue recognition issues. The corporation has determined that SAB 101 will not have a significant effect on its revenue recognition policies and procedures.


Financial Condition - September 30, 2000
----------------------------------------

Cash flow from operations for the first nine months of 2000 was $380 million, a decrease of $39 million from the same period of 1999. This decline is principally the result of a decrease in net noncash charges to net income, partially offset by a reduction in working capital requirements. Decreases in noncash charges to net income primarily resulted from an increase in undistributed earnings of the corporation's joint ventures and a reduction in pension expense.

Cash flow used for investing for the nine months ended September 30, 2000 totaled $514 million, a decrease of $117 million from $631 million in the comparable period of 1999. This decrease is principally due to a decline in capital expenditures and an increase in the proceeds received from the sale of available-for-sale securities partially offset by an increase in investments, advances and acquisitions and increased cash used for purchases of available-for-sale-securities. Funding of major capital projects in the first nine months of 2000 and 1999 included a new olefins facility, being built jointly with NOVA Chemicals Corporation, and a polyolefins project, both in Canada. The increase in investments, advances and acquisitions relates principally to the corporation's funding of its share of the cost of the Malaysian joint venture projects.

At September 30, 2000, the corporation had approximately $123 million in commitments related to authorized construction projects and investments. These commitments are anticipated to be met through operating cash flows.

Cash flow from financing was $156 million for the first nine months of 2000, as compared with $198 million for the same nine months of 1999. The first nine months of 2000 primarily included cash received for issuances of common stock of $25 million and net borrowings of $217 million offset by cash paid for dividends of $91 million. The first nine months of 1999 included net proceeds of $250 million from the April issuance of
6.70 percent Public Notes, common stock repurchases of $50 million, cash dividends totaling $90 million and net increases in debt, excluding the April 1999 issuance of 6.70 percent Public Notes, of $36 million.

The corporation's ratio of debt to total capital was
50.5 percent at September 30, 2000 as compared with 49.9 percent at December 31, 1999. At September 30, 2000 there were no borrowings outstanding under the existing major bank credit agreement aggregating $1 billion.

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 6 to the corporation's consolidated financial statements on pages 10 through 12 of this report on Form 10-Q.

         On October 5, 2000, the corporation was served with an administrative Complaint and Notice of Opportunity for Hearing (Complaint) by the United States Environmental Protection Agency, Region 6, alleging violations of reporting requirements under
         Section 112 of the Federal Clean Air Act at the corporation's Taft facility in Hahnville, Louisiana. The Complaint seeks civil penalties of $159,840.00.


Item 6.  Exhibits and Reports on Form 8-K
        (a)  Exhibits.

             The following exhibit is filed as part of this report:

             27  Financial Data Schedule


        (b) The corporation filed the following current reports on Form 8-K for the nine months ended September 30, 2000:

             1. Form 8-K dated July 24, 2000, contained a Letter Agreement, with reference to the Agreement and Plan of Merger, dated as of August 3, 1999, among Union Carbide Corporation, a New York corporation, The Dow Chemical Company, a Delaware corporation, and Transition Sub, Inc., a Delaware corporation.

             2. Form 8-K dated July 31, 2000, contained the corporation's press release dated July 31, 2000.

             3. Form 8-K dated September 27, 2000, contained a Letter
                Agreement, dated September 27, 2000, with reference to the Agreement and Plan of Merger, dated as of August 3, 1999, among Union Carbide Corporation, a New York Corporation, The Dow Chemical Company, a Delaware Corporation, and Transition Sub, Inc., a Delaware Corporation.

                                SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           UNION CARBIDE CORPORATION
                                                  (Registrant)




Date:  November 3, 2000                    By:  /s/John K. Wulff
                                                JOHN K. WULFF
                                                Vice-President, Chief
                                                Financial Officer and
                                                Controller

                                 EXHIBIT INDEX



Exhibit                                                     Page
  No.                           Exhibit                      No.

  27      Financial Data Schedule                            24