Form 10-K405
period 2000-12-31
UNION CARBIDE CORP /NEW/
filed 2001-03-08
CIK 100790

          Securities and Exchange Commission, Washington, D.C. 20549

--------------------------------------------------------------------------------

       Annual Report on Form 10-K for the year ended December 31, 2000. Filed pursuant to Section 13 of the Securities Exchange Act of 1934.
                         Commission file number 1-1463


                          Union Carbide Corporation

                                   2000 10-K


Union Carbide Corporation                  Tel. (203) 794-2000
39 Old Ridgebury Road                      State of incorporation: New York
Danbury, Connecticut 06817-0001            IRS identification number: 13-1421730


Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

Securities registered pursuant to Section 12(g) of the Act:

                                     NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

At February 28, 2001, 1,000 shares of common stock were outstanding, all of which were held by the registrant's parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this form with a reduced disclosure format.

Documents incorporated by reference:

                                     NONE

                               Table of Contents

--------------------------------------------------------------------------------

Part I
Item 1.     Business...........................................................................................    3
Item 2.     Properties.........................................................................................    7
Item 3.     Legal Proceedings..................................................................................   11
Item 4.     Submission of Matters to a Vote of Security Holders................................................   11

Part II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters..............................   11
Item 6.     Selected Financial Data............................................................................   12
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..............   12
Item 7a.    Quantitative and Qualitative Disclosures About Market Risk.........................................   20
Item 8.     Financial Statements and Supplementary Data........................................................   21
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............   48

Part III
Item 10.    Directors and Executive Officers of the Registrant.................................................   48
Item 11.    Executive Compensation.............................................................................   48
Item 12.    Security Ownership of Certain Beneficial Owners and Management.....................................   48
Item 13.    Certain Relationships and Related Transactions.....................................................   48

Part IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................   49
Signatures.....................................................................................................   51
Exhibit Index..................................................................................................   52


Forward-Looking Information

All statements in this Annual Report on Form 10-K that do not reflect historical information are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (as amended). Forward-looking statements include statements concerning the accounting and tax treatment of the merger with The Dow Chemical Company ("Dow" and, with regard to the merger, the "Dow Merger"); plans; capital expenditures; environmental accruals; anticipated future events; interest rate and currency risk management; ongoing and planned capacity additions and other expansions; joint ventures; Management's Discussion and Analysis of Financial Condition and Results of Operations, and any other statements that do not reflect historical information. Such forward-looking statements are subject to risks and uncertainties. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include the supply/demand balance for the corporation's products; changes in industry production capacities and operating rates; currency exchange rates; global economic conditions; competitive technology positions; failure by the corporation to achieve technology objectives; achieve cost reduction targets or complete projects on schedule and on budget, and inability to obtain new customers or retain existing ones. Some of these factors are discussed further in Part I, Item 1: Business.

                                    Part I

--------------------------------------------------------------------------------

Item 1. Business
--------------------------------------------------------------------------------

Union Carbide Corporation (the "corporation" or "Union Carbide") is a worldwide chemicals and polymers company. In addition to its consolidated operations, the corporation participates in partnerships and corporate joint ventures (together, "joint ventures").

On February 6, 2001, the corporation merged with a subsidiary of The Dow Chemical Company ("Dow"). As a result of the merger, each share of Union Carbide common stock outstanding immediately prior to the merger was exchanged for 1.611 shares of Dow common stock and Union Carbide became a wholly-owned subsidiary of Dow. The merger received clearance from the United States ("U.S.") Federal Trade Commission, the European Commission and the Canadian Competition Bureau, subject to the divestiture of certain assets and the licensing of certain technology. The transaction is intended to qualify as a tax-free reorganization for U.S. Federal income tax purposes and is expected to be accounted for under the pooling-of-interests method of accounting.

At December 31, 2000, 11,346 people were employed in the manufacturing facilities, laboratories and offices of the corporation and its consolidated subsidiaries around the world.

Segments

Union Carbide operates in two business segments of the chemicals and plastics industry, Specialties & Intermediates ("S&I") and Basic Chemicals & Polymers ("BC&P"). The profitability of the BC&P segment of the chemicals and plastics industry is highly cyclical, whereas that of the S&I segment is less cyclical. Consequently, the corporation's results are subject to the swings of the business cycle in both the highly volatile BC&P segment and the less volatile S&I segment.

Specialties & Intermediates

The S&I segment, which accounted for 68 percent of customer revenues in 2000, produces a broad range of products, including specialty polyolefins used in wire and cable insulation and jacketing; surfactants for industrial cleaners; catalysts for the manufacture of polymers; acrolein and derivatives; water-soluble polymers; cellulose-, glucose- and lanolin-based materials for personal care products; specialty coatings; acrylic and vinyl acrylic latex used in paints and adhesives; solvents; vinyl acetate and acrylic monomers; ethylene propylene rubber; catalysts for the manufacture of ethylene oxide and ethylene glycol, and ethylene oxide derivatives. This segment also licenses olefins-based technologies and offers other specialized technology licensing and services.

The S&I segment's principal products and services are grouped as follows:

The Specialty Polymers and Products group manufactures and markets numerous specialty products. Many of its technologies are targeted for sharply defined market segments.

  Water Soluble Polymers produces polymers used in a wide range of applications for their unique properties in aqueous systems. Key product lines include CELLOSIZE hydroxyethyl cellulose, POLYOX water soluble resins and a variety of cellulose-, glucose- and lanolin-based materials supplied to the personal care industry by Amerchol Corporation, a Union Carbide subsidiary. Key markets for Water Soluble Polymers include paints, pharmaceuticals, oil-field drilling fluids, paper, construction materials and industrial adhesives and binders.

  Performance Polymers produces coatings and plastic materials, including UCAR solution vinyl resins, used in coatings for beverage and food cans, bottle caps and closures; maintenance coatings on bridges, storage tanks and oceangoing vessels; printing inks for vinyl shower curtains, wallpaper, furniture and magnetic recording tape; and TONE caprolactone-based materials, used in fabric coatings, orthopedic cast and splint materials, automotive primers and topcoats, plus biodegradable bags for compostable materials. Other products include cycloaliphatic epoxides for electric utility equipment, such as insulators and transformers; CYRACURE products for ultraviolet-cured coatings and inks; FLEXOL plasticizers, made from soybean and linseed oils, used to keep plastic products soft and pliable, and polyvinyl acetate resins, used in such widely diverse applications as chewing gum, molded automotive body parts, bathroom fixtures, business-machine housings, coatings and adhesives.

  Specialty Industrial Products produces acrolein and derivatives, important in a range of products from biocides to animal feed supplements; ethylidene norbornene ("ENB"), used in the production of ethylene propylene rubber roofing and automotive parts; and specialty ketones, used as solvents and intermediates in herbicide, drug and vitamin manufacture.

UCAR Emulsion Systems is a global business making water-based emulsions used as key components in decorative and industrial paints, adhesives, textile products and construction products, such as caulks and sealants. They include UCAR POLYPHOBE rheology modifiers, used to thicken and control the flow properties of coatings and adhesives, and UCAR latex, used as binders and to impart adhesion and durability in the types of products listed above.

Specialty Polyolefins manufactures a variety of performance polyolefin products marketed worldwide. Chief among these are polyolefin-based compounds for high-performance insulation, semiconductives and jacketing systems for power distribution, telecommunications and flame-retardant wire and cable. Other Specialty Polyolefins products are used in adhesives, laminating film and flexible hose and tubing.

UNIPOL Systems develops and licenses UNIPOL Process technology--the industry's most versatile method of manufacturing polyethylene and polypropylene. The business also develops new process technology for the manufacture of other olefins-based polymers, such as ELASTOFLO ethylene propylene rubber, which the business produces and markets to rubber products manufacturers, and sells catalysts to UNIPOL Process licensees worldwide. Licensing of UNIPOL PE and PP processes, as well as development of new polyethylene technologies, is handled through Univation Technologies, LLC, a joint venture of Union Carbide and ExxonMobil Chemical Company. Additionally, this group licenses the METEOR Process, a highly efficient and cost-effective technology for the production of ethylene oxide and ethylene glycol.

Industrial Performance Chemicals manufactures and sells a broad range of ethylene oxide derivatives and formulated glycol products for specialty applications. Ethylene oxide derivatives include CARBOWAX polyethylene glycols, which are nontoxic, biodegradable, water-soluble products with a wide range of applications in the pharmaceutical, personal care, household, textile processing, wood preservation, ceramic and industrial markets; ethanolamines, for detergents, personal care products such as bath soap, agricultural products and natural gas conditioning and refining; ethyleneamines, for fuel, lubricant and motor-oil additives, adhesives, corrosion inhibitors, cleaning materials and many other industrial uses, and TRITON and TERGITOL specialty and commodity surfactants, for use in institutional, industrial and household cleaning products, formulations for personal care products, industrial processes for textiles, paper, paints and coatings and many other products. Other ethylene oxide derivatives products include UCON fluids and lubricants, for use in brake fluids and fire-resistant hydraulic fluids used in heavy-duty machinery and off-highway equipment and in automotive air-conditioning systems with non-ozone-depleting coolants; alkyl alkanolamines, for water-treating chemicals, surfactants, fabric softeners, pharmaceuticals and natural-gas and boiler-water conditioning, and gas-treating chemicals, including SELEXOL and UCARSOL solvents, used to increase efficiency in removing carbon dioxide and sulfur compounds from natural and refinery gases. Formulated glycol products include UCAR aircraft and runway deicing and anti-icing fluids, which remove or prevent formation of ice, snow and frost on aircraft and runway surfaces; UCARTHERM heat-transfer fluids, which are used as corrosion-inhibiting heat transfer media in heating, ventilation and refrigeration systems, and NORKOOL industrial products, used as cleaners and corrosion-inhibiting coolants and in gas compressor stations, generators and large engines.

Solvents, Intermediates & Monomers supplies one of the chemical industry's broadest product lines to the paints and coatings market and also serves the cosmetics and personal care, adhesives, household and institutional products, pharmaceuticals and agricultural markets. Products include oxo aldehydes, acids and alcohols, used as chemical intermediates and industrial solvents and in herbicides, plasticizers, paint dryers, jet-turbine lubricants, lube oil additives, perfumes and food and feed preservatives; esters, which serve as solvents in industrial coatings and printing inks and in the manufacturing processes for pharmaceuticals and polymers; CARBITOL and CELLOSOLVE solvents, used in high-technology coatings applications, such as primers and industrial finishes for the automotive, packaging and furniture markets, as jet-fuel additives and as grease cutters for household and industrial cleaners and in UCON and EMKADIXOL brake fluids, and ketones, including methyl isobutyl ketone, used as solvents for vinyl resins, industrial lacquers and pharmaceuticals and as intermediates for dyes and rubber chemicals. Other products include monomers, such as vinyl acetate and acrylic esters, widely used in the production of latex paints, paper coatings, adhesives, textile binders and floor and shoe polishes; alcohols, such as ethanol and isopropanol, which act as solvents and intermediates in materials used to produce coatings, inks, herbicides, petroleum additives and synthetic lubricants and also widely used as solvents for personal care products, such as perfumes, deodorants and hair sprays, and in the preparation of mouthwashes, detergents, disinfectants and polishes, and the UNICARB System, a pollution-reducing technology that can cut costs and reduce volatile organic compounds in spray-applied coatings by up to 80 percent.

Basic Chemicals & Polymers

The BC&P segment converts various hydrocarbon feedstocks, principally liquefied petroleum gases and naphtha, into the basic building-block chemicals ethylene and propylene (also known as olefins), which are in turn converted to polyethylene (the world's most widely used plastic), polypropylene (one of the world's fastest-growing plastics), and ethylene oxide and ethylene glycol (used to make polyester fiber, film and resin, and automotive antifreeze). This segment provides ethylene, propylene, ethylene oxide, ethylene glycol and various other derivatives to the S&I segment.

The BC&P segment's principal products are grouped as follows:

The Hydrocarbons group manufactures over three-quarters of the corporation's ethylene requirements and about one-third of its propylene requirements. Ethylene and propylene are the key raw materials for many of the corporation's businesses.

The Ethylene Oxide/Glycol group is the leading producer of ethylene oxide and ethylene glycol. Ethylene oxide is a chemical intermediate primarily used in the manufacture of ethylene glycol, polyethylene glycol, glycol ethers, ethanolamines, surfactants and other performance chemicals and polymers; di- and triethylene glycol, used in a variety of applications, including boat construction, shoe manufacturing, natural gas-drying and other moisture-removing applications and plasticizers for safety glasses; and tetraethylene glycol, used predominantly in the production of plasticizers for automotive windows. Ethylene glycol is used extensively in the production of polyester fiber, resin and film, automotive antifreeze and engine coolants, and aircraft anti-icing and deicing fluids.

The UNIPOL Polymers group is a leading manufacturer of polyethylene, the world's most widely used plastic. This group produces and markets linear low-, medium- and high-density polyethylenes, used in high-volume applications such as housewares; milk, water, bleach and detergent bottles; grocery sacks; trash bags; packaging; water and gas pipe, and FLEXOMER very low-density polyethylene resins, used as impact modifiers in other polymers and to produce flexible hose and tubing, frozen-food bags and stretch wrap. All polyethylene resins marketed by this group are produced in UNIPOL Process manufacturing facilities.

The Polypropylene Resins business manufactures and sells polypropylene, one of the world's largest-volume, fastest-growing plastics. End-use applications include carpeting and upholstery; apparel; packaging films; food containers, such as dairy-products cups; housewares and appliances; heavy-duty tapes and ropes, and automobile interior panels and trim.

Other

In addition to its business segments, the corporation's Other segment includes its noncore operations and financial transactions other than derivatives designated as hedges, which are included in the same segment as the item being hedged.

Raw Materials and End Markets

All products and services are marketed throughout the world by the corporation's direct sales force, which is augmented, where appropriate, by a network of Union Carbide authorized distributors.

       -----------------------------------------------------------------
       Union Carbide's leading end markets as a percentage of sales are:
       -----------------------------------------------------------------
       Packaging and consumer plastics              23
       Paints, coatings and adhesives               21
       Wire and cable                               11
       Textile                                       7
       Household and personal care                   7
       Automotive, including antifreeze              5
       Agriculture and food                          4
       Oil and gas                                   2
       Industrial cleaners                           2
       -----------------------------------------------------------------

The corporation believes it has contracts or commitments for, or readily available sources of, hydrocarbon feedstocks and fuel supplies to meet its anticipated needs in all major product areas. The corporation's operations are dependent upon the availability of hydrocarbon feedstocks and fuels, which are purchased from diverse domestic and international sources, including independent oil and gas producers as well as integrated oil companies.

The availability and price of hydrocarbon feedstocks, energy and finished products are subject to plant interruptions and outages and to market and political conditions in the U.S. and elsewhere. Operations and products at times may be adversely affected by legislation, government regulations, shortages or international or domestic events.

The business segments of the corporation are not dependent to a significant extent upon a single customer or a few customers.

The corporation does not produce against a backlog of firm orders; production is geared primarily to the level of incoming orders and to projections of future demand. Inventories of finished products, work in process and raw materials are maintained to meet delivery requirements of customers and Union Carbide's production schedules.

Patents, Trademarks, Research and Development

The corporation owns a large number of United States and foreign patents that relate to a wide variety of products and processes, has pending a substantial number of patent applications throughout the world and is licensed under a number of patents. These patents expire at various times over the next 20 years. In the aggregate, such patents and patent applications are material to Union Carbide's competitive position. No one patent is considered to be material. The corporation also has a large number of trademarks. The UNION CARBIDE and UNIPOL trademarks are material; no other single trademark is material.

Essentially all of the corporation's research and development activities are company-sponsored. The principal research and development facilities of the corporation are indicated in the discussion of Properties (Item 2) of this Annual Report on Form 10-K. In addition to the facilities specifically indicated therein, product development and process technology laboratories are maintained at some plants. The corporation expensed $152 million in 2000 and $154 million in 1999 on company-sponsored research activities to develop new products, processes, or services, or to improve existing ones. Certain of the corporation's joint ventures conduct research and development within their business fields.

Environment

See Costs Relating to Protection of the Environment, beginning on page 16 of this Annual Report on Form 10-K, and Note 16 to the consolidated financial statements on pages 43 and 44.

Insurance

The corporation's policy is to obtain public liability and other insurance coverage on terms and conditions and at a cost that management considers fair and reasonable. The corporation's management believes it has a prudent risk management policy in effect and it periodically reviews its insurance coverage as to scope and amount and makes adjustments as deemed necessary. There is no assurance, however, that Union Carbide will not incur losses beyond the limits, or outside the coverage, of its insurance. Such insurance is subject to substantial corporate retentions.

Competition

Each of the major product and service areas in which the corporation participates is highly competitive. In some instances competition comes from manufacturers of the same products and in other cases from functional competition. Some of the corporation's competitors, such as companies principally engaged in petroleum operations, have more direct access to hydrocarbon feedstocks and some have greater financial resources than the corporation.

The S&I segment is characterized by differentiated products and is less subject to external changes in supply/demand relationships than the BC&P segment. In the S&I segment, competition is based primarily on product functionality and quality, with the more unique products commanding more significant price premiums. Products manufactured by the S&I segment may compete with a few competitors in many products or with many competitors in selected products. In all, approximately 24 other major specialty chemical companies manufacture products competitive with those of the S&I segment.

The BC&P segment is characterized by large-volume commodity products and is subject to external changes in supply/demand relationships, including changes in the strength of the overall economy, customer inventory levels, industry manufacturing capacity and operating rates and raw material feedstock costs. Participants in this segment compete for business primarily on the basis of price and efficient delivery systems. The BC&P segment competes with at least 12 other major producers of basic chemicals.

Union Carbide is a major marketer of petrochemical products throughout the world. Products that the corporation markets are largely produced in the U.S., while products marketed by the corporation's joint ventures are principally produced outside the U.S. Competitive products are produced throughout the world. The corporation's international operations face competition from local producers and global competitors and a number of risks inherent in carrying on business outside the U.S., including regional and global economic conditions, risks of nationalization, expropriation, restrictive action by local governments and changes in currency exchange rates.

Other

For a summary of business and geographic segment data, see Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 6 to the consolidated financial statements, beginning on pages 12 and 32, respectively, of this Annual Report on Form 10-K.

For a summary of the corporation's joint ventures, see those sections of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 to the consolidated financial statements, beginning on pages 12 and 35, respectively, of this Annual Report on Form 10-K.

Item 2. Properties
--------------------------------------------------------------------------------

In management's opinion, current facilities, together with planned expansions, will provide adequate production capacity to meet the corporation's planned business activities. Capital expenditures are discussed on page 18 of this Annual Report on Form 10-K.

Listed on the following pages are the principal manufacturing facilities operated by the corporation worldwide. Research and engineering facilities are noted within each of the domestic and international descriptions below. Most of the domestic properties are held in fee. The corporation maintains numerous domestic sales offices and warehouses, the majority of which are leased premises whose lease terms are scheduled to expire in five years or less. All principal international manufacturing properties are either owned or held under long-term leases. International administrative offices, technical service laboratories, sales offices and warehouses are owned in some instances and held under relatively short-term leases in other instances. The corporation's headquarters is located in Danbury, Connecticut, and is leased.

Principal domestic manufacturing facilities and the principal products manufactured there are as follows:

----------------------------------------------------------------------------------------------------------
Location             City                        Principal Product(s)
----------------------------------------------------------------------------------------------------------
Specialties & Intermediates Segment
California           Torrance                    Latexes
Georgia              Tucker                      Latexes
Illinois             Alsip                       Latexes
Louisiana            Greensburg                  Hydroxyethyl cellulose derivatives
Louisiana            Norco (Cypress Plant)       Polypropylene catalysts
Louisiana            Taft                        Acrolein and derivatives, acrylic monomers,
                                                 caprolactone, UV-curing resins, cycloaliphatic epoxides,
                                                 glycol ethers, polyethylene glycols, ethyleneamines,
                                                 surfactants, ethanolamines, oxo alcohols, epoxidized
                                                 soybean oil
Louisiana            Taft (Star Plant)           Polyethylene catalysts
New Jersey           Bound Brook                 Polyethylene compounds for wire and cable
New Jersey           Edison                      Lanolin and glucose derivatives
New Jersey           Somerset                    Latexes
Puerto Rico          Bayamon                     Latexes
Texas                Garland                     Latexes
Texas                Seadrift                    Ethanolamines, glycol ethers, ethylene-propylene
                                                 rubber, polyethylene compounds for wire and cable,
                                                 polyethylene catalysts, polypropylene catalyst precursor
Texas                Texas City                  Organic acids and esters, alcohols, aldehydes,
                                                 ketones, vinyl acetate, solution vinyl resins, heat
                                                 transfer fluids
West Virginia        Institute                   Caprolactone derivatives, polyethylene glycol,
                                                 hydroxyethyl cellulose, polyethylene oxide,
                                                 surfactants, ethylidene norbornene, glutaraldehyde,
                                                 ethylene oxide catalysts, acetone and derivatives
West Virginia        South Charleston            Alkyl alkanolamines, miscellaneous specialty
                                                 products, polyalkylene glycols, surfactants, specialty
                                                 ketones, polyvinyl acetate resins, heat transfer fluids,
                                                 aircraft deicing fluids, vinyl methyl ether

Basic Chemicals & Polymers Segment
Louisiana            Norco (Cypress Plant)       Polypropylene
Louisiana            Taft                        Ethylene oxide and ethylene glycol, olefins
Louisiana            Taft (Star Plant)           Polyethylene
Texas                Seadrift                    Ethylene oxide and ethylene glycol, olefins, polyethylene, polypropylene
Texas                Texas City                  Olefins
----------------------------------------------------------------------------------------------------------

Research and development for the S&I segment is carried on at technical centers in Bound Brook and Somerset, New Jersey; Tarrytown, New York; Cary, North Carolina; Houston and Texas City, Texas and South Charleston, West Virginia. Research and development for the BC&P segment is carried on at technical centers in Bound Brook and Somerset, New Jersey; Houston, Texas and South Charleston, West Virginia. Process and design engineering for both segments is conducted at technical centers in South Charleston, West Virginia, and in Houston, Texas, in support of domestic and foreign projects.

Principal international manufacturing facilities and the principal products manufactured there are as follows:

--------------------------------------------------------------------------------------------------------
Country                             City                      Principal Product(s)
--------------------------------------------------------------------------------------------------------
Specialties & Intermediates Segment
Argentina                           San Lorenzo               Latex
Belgium                             Vilvoorde                 Lanolin derivatives
Belgium                             Zwijndrecht               Hydroxyethyl cellulose
Brazil                              Aratu                     Hydroxyethyl cellulose
Brazil                              Cabo                      Vinyl acetate
Brazil                              Cubatao                   Polyethylene
Canada                              Sarnia                    Latex
Indonesia                           Jakarta                   Latex
Malaysia                            Seremban                  Latex
People's Republic of China          Guangdong                 Latex, hydroxyethyl cellulose derivatives
People's Republic of China          Shanghai                  Latex
Philippines                         Batangas                  Latex
Thailand                            Rayong                    Latex
United Arab Emirates                Dubai                     Latex
United Kingdom                      Wilton                    Glycol ethers, ethanolamines

Basic Chemicals & Polymers          Segment
Canada                              Joffre*                   Ethylene
Canada                              Prentiss                  Ethylene glycol, polyethylene
United Kingdom                      Wilton                    Ethylene oxide and ethylene glycol
--------------------------------------------------------------------------------------------------------
* Under operating agreement with Nova Chemicals Corporation.
--------------------------------------------------------------------------------------------------------

Research and development for the S&I segment is carried on at international facilities in Zwijndrecht, Belgium; Cubatao, Brazil; Montreal East, Canada; Jurong, Singapore; and Meyrin (Geneva), Switzerland.

Joint Venture Locations

Principal locations of the corporation's partnerships and corporate investments carried at equity and the principal products manufactured by those entities are as follows:

Specialties & Intermediates:

  UOP LLC ("UOP") -- a U.S.-based joint venture with Honeywell International, Inc., accounted for as a partnership, which is a leading worldwide supplier of process technology, catalysts, molecular sieves and adsorbents to the petrochemical and gas-processing industries. UOP LLC has manufacturing facilities in Mobile, Alabama; Des Plaines and McCook, Illinois; Shreveport, Louisiana; Tonawanda, New York; Leverkusen, Germany; Reggio di Calabria, Italy; and Brimsdown, United Kingdom. UOP has several joint ventures with manufacturing sites in Hiratsuka and Yokkaichi, Japan and Shanghai, China. Research and development is performed at locations in Des Plaines, Illinois and Mobile, Alabama.

  Nippon Unicar Company Limited ("NUC") -- a Japan-based producer of polyethylene and specialty polyethylene compounds and specialty silicone products. This joint venture with Tonen Chemical Corporation has manufacturing facilities in Kawasaki and Komatsu, Japan.

  Aspell Polymeres SNC ("Aspell") -- a France-based partnership with Elf Atochem S.A., a subsidiary of Atofina, a subsidiary of TotalFinaElf S.A., in which the corporation operates the wire and cable compounding business. This partnership has a manufacturing facility in Gonfreville, France.

  World Ethanol Company ("World Ethanol") -- a U.S.-based partnership with Archer Daniels Midland Company that supplies ethanol worldwide. This partnership has manufacturing facilities in Texas City, Texas and Peoria, Illinois.

  Univation Technologies, LLC ("Univation") -- a U.S.-based joint venture, accounted for as a partnership, with ExxonMobil Chemical Company, a division of Exxon Mobil Corporation, for the licensing of polyethylene technology. Univation conducts research, development and commercialization activities on process technology and single-site and other advanced catalysts for the production of polyethylene. The venture also licenses UNIPOL technology. The company's headquarters is located in Houston, Texas. Research and development and engineering are performed at locations in Bound Brook, New Jersey; Baytown, Texas; Houston, Texas; and South Charleston, West Virginia. A catalyst manufacturing facility is located in Mont Belvieu, Texas.

  Asian Acetyls Co., Ltd. ("ASACCO") -- a South Korea-based producer of vinyl acetate monomer used primarily in the production of emulsion resins by customers in the coatings and adhesives industries. This corporate joint venture with BP Chemicals and Samsung Fine Chemicals Company has a manufacturing facility in Ulsan, South Korea.

  OPTIMAL Chemicals (Malaysia) Sdn Bhd ("OPTIMAL-S&I") -- a Malaysia-based corporate joint venture with Petroliam Nasional Berhad ("PETRONAS") that is building a facility for the production of ethylene and propylene derivatives within a world-scale, integrated chemical complex in Kerteh, Terengganu, Malaysia. This corporate joint venture, along with two joint ventures in the corporation's Basic Chemicals & Polymers segment, OPTIMAL Olefins (Malaysia) Sdn Bhd and OPTIMAL Glycols (Malaysia) Sdn Bhd, form the OPTIMAL Group.

Basic Chemicals & Polymers:

  Polimeri Europa S.r.l. ("Polimeri Europa") -- an Italy-based producer of olefins and polyethylene resins. This corporate joint venture with EniChem S.p.A. ("EniChem") of Italy operates facilities at Brindisi, Ferrara, Gela, Priolo and Ragusa, Italy; Dunkirk, France, and Oberhausen, Germany. The venture is headquartered in Milan, Italy. On February 9, 2001, the corporation entered into an agreement to transfer its shares in Polimeri Europa to EniChem. This transfer is subject to approval by the European Commission.

  EQUATE Petrochemical Company K.S.C. ("EQUATE") -- a Kuwait-based corporate joint venture with Petrochemical Industries Company and Boubyan Petrochemical Company that manufactures ethylene, polyethylene and ethylene glycol at its world-scale petrochemicals complex in Shuaiba, Kuwait.

  Petromont and Company, Limited Partnership ("Petromont") -- a Canada-based olefins and polyethylene resins producer owned jointly with Ethylec Inc. This partnership has manufacturing facilities at Montreal and Varennes, Quebec, Canada.

  Alberta & Orient Glycol Company Limited ("A&OG") -- a Canada-based corporate joint venture with Mitsui & Co., Ltd., Japan, and Far Eastern Textile Ltd., Taiwan. This producer of ethylene glycol has a manufacturing facility in Prentiss, Alberta, Canada.

  OPTIMAL Olefins (Malaysia) Sdn Bhd and OPTIMAL Glycols (Malaysia) Sdn Bhd ("OPTIMAL-BC&P") --Malaysia-based corporate joint ventures (part of the OPTIMAL Group) with PETRONAS that are building an ethane/propane cracker and an ethylene glycol facility within a world-scale, integrated chemical complex in Kerteh, Terengganu, Malaysia.

Item 3. Legal Proceedings
-------------------------------------------------------------------------------

See Note 16 of Notes to Financial Statements on pages 43 and 44 of this Annual Report on Form 10-K.

As initially reported in the corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2000, the corporation was served with an administrative Complaint and Notice of Opportunity for Hearing ("Complaint") by the U.S. Environmental Protection Agency, Region 6, alleging violations of reporting requirements under section 112 of the Federal Clean Air Act at the corporation's Taft facility in Hahnville, Louisana. The Complaint sought civil penalties of $159,840.00. On January 18, 2001, the Complaint was withdrawn.

Item 4. Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------------------------

Omitted pursuant to General Instruction I of Form 10-K.

                                    Part II
-------------------------------------------------------------------------------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

Prior to the Dow Merger on February 6, 2001, the principal market for the corporation's common stock was the New Stock Exchange, under the symbol "UK." The stock was also listed on the Chicago and Pacific stock exchanges in the U.S. There were 40,235 common stockholders of record on December 31, 2000. Effective upon the Dow Merger, there is no longer a public trading market for the corporation's common stock, as the corporation became a wholly-owned subsidiary of Dow.

Annual and quarterly market and dividend information can be found on page 47 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data
-------------------------------------------------------------------------------

Omitted pursuant to General Instruction I of Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Pursuant to General Instruction I (2)(a) of Form 10-K, this section includes only management's narrative analysis of the results of operations between 2000, the most recent fiscal year presented, and 1999, the fiscal year immediately preceding it.

On February 6, 2001, the corporation merged with a subsidiary of The Dow Chemical Company ("Dow"). As a result of the merger, each share of Union Carbide common stock outstanding immediately prior to the merger was exchanged for 1.611 shares of Dow common stock and Union Carbide became a wholly-owned subsidiary of Dow. The merger received clearance from the United States ("U.S.") Federal Trade Commission, the European Commission and the Canadian Competition Bureau, subject to the divestiture of certain assets and the licensing of certain technology. The transaction is intended to qualify as a tax-free reorganization for U.S. Federal income tax purposes and is expected to be accounted for under the pooling-of-interests method of accounting. The following discussion does not reflect the effects of the merger.

Results of Operations

------------------------------------------------------------------------------------------------------------------
Millions of dollars (except per share figures or as otherwise indicated),
for the year ended December 31,                                                     2000                 1999
------------------------------------------------------------------------------------------------------------------
Net sales                                                                         $6,526               $5,870
Operating profit /(a)/                                                               220                  555
Interest expense                                                                     158                  133
Income before provision for income taxes                                              62                  422
Income before cumulative effect of change in accounting principle                    162                  311
Net income                                                                           162                  291
------------------------------------------------------------------------------------------------------------------
Per share -- basic
 Income before cumulative effect of change in accounting principle                $  1.20              $ 2.33
 Net income                                                                          1.20                2.18
Per share -- diluted
 Income before cumulative effect of change in accounting principle                   1.18                2.27
 Net income                                                                          1.18                2.13
------------------------------------------------------------------------------------------------------------------
Customer volume (millions of pounds)                                               16,721              16,763
Unit variable margin (cents/pound)                                                   13.6                15.3
Fixed cost per pound of products sold (cents/pound)                                  10.1                10.2
------------------------------------------------------------------------------------------------------------------

(a) See Note 6 to the consolidated financial statements for a discussion of the special items included in operating profit.

Union Carbide operates in two business segments. Specialties & Intermediates ("S&I") converts basic and intermediate chemicals into a diverse portfolio of chemicals and polymers serving industrial customers in many markets. This segment also provides technology services, including licensing, to the oil and petrochemicals industries. Basic Chemicals & Polymers ("BC&P") converts hydrocarbon feedstocks, principally liquefied petroleum gas and naphtha, into ethylene or propylene used to manufacture polyethylene, polypropylene, ethylene oxide and ethylene glycol for sale to third-party customers, as well as ethylene, propylene, ethylene oxide, ethylene glycol and various other derivatives for consumption by the S&I segment. In comparison with those of S&I, the revenues and operating profit of BC&P tend to be more cyclical and very sensitive to a number of external variables, including overall economic demand, hydrocarbon feedstock costs, industry capacity increases and plant operating rates.

In addition to its business segments, the corporation's Other segment includes its noncore operations and financial transactions other than derivatives designated as hedges, which are included in the same segment as the item being hedged.

Summary - Consolidated Results

During 2000, the chemical industry experienced very difficult conditions. Significant increases in raw material and energy costs, particularly in the latter part of the year, could not be recaptured in the selling price of most products due to competitive market pressures. Consolidated net sales rose 11.2 percent from the prior year. This increase reflected an overall increase of 11.4 percent in average customer selling prices combined with relatively flat customer volume. By contrast, raw material and energy costs, primarily for ethane, propane and natural gas, increased by approximately 30 percent. Unit variable margin (net sales, or, with regard to segment unit variable margins, segment revenues, less variable manufacturing and distribution costs divided by customer volume) decreased by 1.7 cents per pound, or 11.1 percent. Fixed costs, as well as fixed cost per pound of products sold (fixed manufacturing and distribution costs, plus research and development and selling, administrative and other expenses, divided by customer volume), remained at levels consistent with the prior year. Included in fixed costs was an increase in domestic pension credit of $90 million over the prior year, partially offset by costs associated with the start-up of the olefins and polyethylene units in Canada in the second half of the year. The increase in domestic pension credit was the result of amortization of investment gains and changes in actuarial assumptions reflecting long-term investment returns on pension plan assets. Depreciation and amortization increases reflected additional expense associated with the new Canadian plants.

Partnership results declined from income of $11 million in 1999 to a loss of $40 million in 2000. Current year results include a nonrecurring charge of $31 million from UOP LLC ("UOP") related primarily to losses associated with certain customer contracts coupled with restructuring charges. Additionally, results from the corporation's Petromont and Company, Limited Partnership ("Petromont") reflected poor market conditions, similar to those experienced by the corporation. The reductions in UOP and Petromont results were partially offset by lower losses of the Aspell Polymeres SNC ("Aspell") partnership in France.

Other income - net in 2000 included an $18 million gain on shares received and sold in connection with the demutualization of Metropolitan Life Insurance Company ("Met Life"), a provider of certain employee benefit programs for the corporation, and $18 million of interest income related to tax refunds. Other income - net in 1999 included $50 million related to two favorable litigation settlements related to the licensing business.

The most dramatic improvement came from the corporation's corporate investments carried at equity, which increased earnings by $121 million over the prior year. The majority of the improvement represented significantly better performance at EQUATE Petrochemical Company K.S.C. ("EQUATE") and Polimeri Europa S.r.l. ("Polimeri Europa"), which was somewhat offset by preoperating expenses of the Malaysian joint ventures.

Interest expense increased to $158 million in 2000 from $133 million in 1999. The increase represents a greater average outstanding debt balance in 2000 compared with the prior year, coupled with an increase in average interest rates associated with an increase in short-term borrowings. This increase was only partially offset by an increase in capitalized interest in 2000, which principally related to the Canadian construction projects that were completed and began production in the second half of 2000.

The effective tax rate was 25.8 percent in 2000, compared with 25.6 percent in 1999. Generally, the corporation's effective tax rate is less than the statutory Federal income tax rate because of research and experimentation and foreign sales corporation tax credits. In 2000, the effective tax rate was increased by additional taxes due on dividends received from foreign sources.

Segment Analysis - Specialties & Intermediates

------------------------------------------------------------------------------------------------------------------
Millions of dollars, except as indicated                                     2000            1999
------------------------------------------------------------------------------------------------------------------
Segment revenues                                                         $  4,492         $ 4,182
Cost of sales, exclusive of depreciation and amortization                   3,673           3,100
Gross margin                                                                  819           1,082
Depreciation and amortization                                                 269             262
Partnership income (loss)                                                     (36)              6
------------------------------------------------------------------------------------------------------------------
Operating profit                                                              270             607
------------------------------------------------------------------------------------------------------------------
Income (loss) from corporate investments carried at equity               $     (4)        $    (1)
------------------------------------------------------------------------------------------------------------------
Customer volume (millions of pounds)                                        8,998           8,946
Unit variable margin (cents/pound)                                           18.9            22.5
Fixed cost per pound of products sold (cents/pound)                          13.2            13.9
------------------------------------------------------------------------------------------------------------------
Capital expenditures                                                     $    175         $   291
Investments, advances and acquisitions                                         96              64
Segment assets                                                              4,432           4,603
------------------------------------------------------------------------------------------------------------------

S&I segment revenues increased 7.4 percent, reflecting a 6.2 percent increase in average customer selling prices and relatively stable volume as compared with 1999. Although average customer selling prices rose from the prior year, those increases were unable to offset the significant rise in raw material and energy costs from the prior year, thus causing unit variable margin to decline by 3.6 cents per pound, or 16.0 percent. Fixed cost per pound of products sold declined slightly, principally due to reductions in fixed manufacturing and distribution costs. Operating profit for 2000 included a $12 million gain on shares received and sold in connection with the demutualization of Met Life. Operating profit for 1999 included $50 million from two favorable litigation settlements related to the licensing business.

Joint Ventures

-----------------------------------------------------------------------------------------------------------------------
                                                            Combined                 UCC's Proportionate Share /(a)/
-----------------------------------------------------------------------------------------------------------------------
Millions of dollars                                2000                 1999            2000         1999
-----------------------------------------------------------------------------------------------------------------------
Net sales                                      $  1,859             $  2,000           $ 914        $ 990
Cost of sales                                     1,274                1,334             623          657
Depreciation                                        119                  104              61           47
Income from operations                               22                   92               8           53
Interest expense                                     47                   40              23           19
Provision for income taxes                           30                   61              21           30
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                              $    (56)            $     (7)          $ (40)       $   5
-----------------------------------------------------------------------------------------------------------------------
UCC share of dividends & distributions                                                 $  32        $  64
-----------------------------------------------------------------------------------------------------------------------
Total assets                                   $  1,944             $  2,086           $ 936        $ 923
Total third-party debt                              722                  786             325          330
Net assets                                          595                  606             313          314
-----------------------------------------------------------------------------------------------------------------------

(a) Includes U.S. Generally Accepted Accounting Principles adjustments made by the corporation, such as goodwill and related amortization, and adjustments needed to conform the accounting policies of the joint ventures to those of UCC.

The most significant joint ventures included in the S&I segment are UOP; Nippon Unicar Company Limited ("NUC"); Aspell; World Ethanol Company ("World Ethanol"); Univation Technologies, LLC ("Univation"); Asian Acetyls Co., Ltd. ("ASACCO"), and OPTIMAL Chemicals (Malaysia) Sdn Bhd ("OPTIMAL-S&I"). A description of each venture is located in Part I, Item 2: Properties, located under the heading "Joint Venture Locations" on pages 9 and 10 of this Annual Report on Form 10-K.

S&I's share of partnership results declined from income of $6 million in 1999 to a loss of $36 million in 2000. Included in the 2000 results was a nonrecurring charge of $31 million from UOP related primarily to losses associated with certain customer contracts coupled with restructuring charges. The reduction in UOP results was somewhat offset by lower losses at Aspell.

Segment Analysis - Basic Chemicals & Polymers

-----------------------------------------------------------------------------------------------------------------------
Millions of dollars, except as indicated                                         2000             1999
-----------------------------------------------------------------------------------------------------------------------
Segment revenues                                                             $  2,453          $ 1,976
Cost of sales, exclusive of depreciation and amortization                       2,242            1,765
Gross margin                                                                      211              211
Depreciation and amortization                                                     154              146
Partnership income (loss)                                                          (4)               5
-----------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                                      $    (33)         $   (21)
-----------------------------------------------------------------------------------------------------------------------
Income (loss) from corporate investments carried at equity                   $    127          $     3
-----------------------------------------------------------------------------------------------------------------------
Customer volume (millions of pounds)                                            7,723            7,817
Unit variable margin (cents/pound)                                                7.9              7.2
Fixed cost per pound of products sold (cents/pound)                               6.4              5.8
-----------------------------------------------------------------------------------------------------------------------
Capital expenditures                                                         $    284          $   473
Investments, advances and acquisitions                                            149               85
Segment assets                                                                  3,706            3,137
-----------------------------------------------------------------------------------------------------------------------

The year 2000 reflected a very difficult environment for the basic chemicals and polymers business. Although segment revenues increased 24.1 percent from the prior year and average customer selling price increased 23.6 percent, customer volume declined by 1.2 percent. The dramatic increase in the cost of raw materials and energy, especially in the latter part of 2000, more than offset the increases in average customer selling prices. Fixed cost per pound of products sold reflected an increase in the cost of manufacturing and distribution, coupled with a reduction in customer volume. Increases in current year depreciation and amortization represented additional depreciation associated with the start-up of the olefins and polyethylene units in Canada during the second half of the year. Operating profit for the year included a $6 million gain on shares received and sold in connection with the demutualization of Met Life, a provider of certain employee benefit programs.

Joint Ventures

-----------------------------------------------------------------------------------------------------------------------
                                                           Combined                  UCC's Proportionate Share /(a)/
-----------------------------------------------------------------------------------------------------------------------
Millions of dollars                                2000                 1999              2000          1999
-----------------------------------------------------------------------------------------------------------------------
Net sales                                      $  2,847              $ 2,135           $ 1,393      $  1,047
Cost of sales                                     2,187                1,649             1,079           815
Depreciation                                        215                  244                73            93
Income from operations                              372                  155               203           100
Interest expense                                    132                  157                62            78
Provision for income taxes                           39                   26                19            13
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                              $    203              $   (27)          $   123      $      8
-----------------------------------------------------------------------------------------------------------------------
UCC share of dividends & distributions                                                 $    10      $     11
-----------------------------------------------------------------------------------------------------------------------
Total assets                                   $  3,657              $ 3,548           $ 1,549      $  1,508
Total third-party debt                            1,035                1,241               468           581
Net assets                                        1,739                1,232               695           442
-----------------------------------------------------------------------------------------------------------------------

(a) Includes U.S. Generally Accepted Accounting Principles adjustments made by the corporation, such as goodwill and related amortization, and adjustments needed to conform the accounting policies of the joint ventures to those of UCC.

The most significant joint ventures included in the BC&P segment are Polimeri Europa, EQUATE, Petromont, Alberta & Orient Glycol Company Limited ("A&OG") and OPTIMAL Olefins (Malaysia) Sdn Bhd and OPTIMAL Glycols (Malaysia) Sdn Bhd ("OPTIMAL-BC&P"). A description of each venture is located in Part I, Item 2:
Properties, located under the heading "Joint Venture Locations" on page 10 of this Annual Report on Form 10-K.

BC&P's share of partnership income (loss), declined from income of $5 million in 1999 to a loss of $4 million in 2000, primarily related to difficult market conditions faced by Petromont. Petromont experiences similar market conditions as those of the corporation's U.S. operations. BC&P's share of income from corporate investments carried at equity increased from $3 million in 1999 to $127 million in 2000, principally the result of improved performance at EQUATE and Polimeri Europa, which was partially offset by preoperating expenses associated with the OPTIMAL-BC&P joint ventures. Although earnings in the chemical industry are being negatively impacted by rising raw material costs, EQUATE benefits from having advantaged raw material supply contracts. Polimeri Europa's performance in 2000 reflects better industry margins and volumes in Europe than in 1999.

Joint Venture Commitments

The corporation severally guaranteed up to $122 million at December 31, 2000 of EQUATE's debt and working capital financing needs. The corporation has also severally guaranteed certain sales volume targets until EQUATE's sales capabilities are proved. In addition, the corporation has pledged its shares in EQUATE as security for EQUATE's debt. The corporation has political risk insurance coverage for its equity investment and a majority of its guarantee of EQUATE's debt.

Other

-------------------------------------------------------------------------------
Millions of dollars,
for the year ended December 31,                      2000                1999
-------------------------------------------------------------------------------
Operating profit (loss)                                $9               $ (31)
-------------------------------------------------------------------------------

The Other segment includes profit and loss from noncore activities and certain financial transactions. Operating loss for 1999 included environmental expenses of $27 million related to a discontinued business.

Costs Relating to Protection of the Environment

Worldwide costs relating to environmental protection continue to be significant, due primarily to stringent laws and regulations and to the corporation's commitment to industry initiatives such as RESPONSIBLE CARE, as well as to its own internal standards. In 2000, worldwide expenses related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, totaled $104 million. Expenses in 1999 were $118 million. In addition, worldwide capital expenditures relating to environmental protection, including those for new capacity and cost reduction and replacement, in 2000 totaled $34 million compared with $35 million in 1999.

The corporation, like other companies in the U.S., periodically receives notices from the U.S. Environmental Protection Agency and from state environmental agencies, as well as claims from other companies, alleging that the corporation is a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as "Superfund") for past and future cleanup costs at hazardous waste sites at which the corporation is alleged to have disposed of, or arranged for treatment or disposal of, hazardous substances. The corporation is also undertaking environmental investigation and remediation projects at hazardous waste sites located on property currently and formerly owned by the corporation pursuant to Superfund, as well as to the Resource Conservation and Recovery Act and equivalent state laws.

There are approximately 105 hazardous waste sites at which management believes it is probable or reasonably possible that the corporation will incur liability for investigation and/or remediation costs. The corporation has established accruals for those hazardous waste sites where it is probable that a loss has been incurred and the amount of the loss can reasonably be estimated. The reliability and precision of the loss estimates are affected by numerous factors, such as the stage of site evaluation, the allocation of responsibility among PRPs and the assertion of additional claims. The corporation adjusts its accruals as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made, and to reflect new and changing facts.

At December 31, 2000, the corporation's accruals for environmental remediation totaled $183 million ($208 million in 1999). Approximately 40 percent of the accrual (45 percent in 1999) pertains to estimated future expenditures for site investigation and cleanup, and approximately 60 percent (55 percent in 1999) pertains to estimated future expenditures for closure and postclosure activities. See Note 16 to the financial statements on pages 43 and 44 of this Annual Report on Form 10-K for a discussion of the environmental sites for which the corporation has remediation responsibility. In addition, the corporation had environmental loss contingencies of $71 million at December 31, 2000.

Estimates of future costs of environmental protection are necessarily imprecise, due to numerous uncertainties. These include the impact of new laws and regulations, the availability and application of new and diverse technologies, the identification of new hazardous waste sites at which the corporation may be a PRP and, in the case of Superfund sites, the ultimate allocation of costs among PRPs and the final determination of the remedial requirements. While estimating such future costs is inherently imprecise, taking into consideration the corporation's experience to date regarding environmental matters of a similar nature and facts currently known, the corporation estimates that worldwide expenses related to environmental protection, expressed in 2000 dollars, should average about $105 million annually over the next five years. Worldwide capital expenditures for environmental protection, also expressed in 2000 dollars, are expected to average about $65 million annually over the same period. The increase in the anticipated capital expenditures level from the prior year is the result of new legislative requirements. Management anticipates that future annual costs for environmental protection after 2005 will continue at levels comparable to the five-year average estimates. Subject to the inherent imprecision and uncertainties in estimating and predicting future costs of environmental protection, it is management's opinion that any future annual costs for environmental protection in excess of the five-year average estimates stated here, plus those costs anticipated to continue thereafter, would not have a material adverse effect on the corporation's consolidated financial position.

Litigation

The corporation and its consolidated subsidiaries are involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters, including, but not limited to: product liability; trade regulation; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts, and taxes. In some of these legal proceedings and claims, the cost of remedies that may be sought or damages claimed is substantial. While it is impossible at this time to determine with certainty the ultimate outcome of any such legal proceedings and claims, management believes that adequate provisions have been made for probable losses with respect thereto and that such ultimate outcome, after provisions therefor, will not have a material adverse effect on the consolidated financial position of the corporation, but could have a material effect on consolidated results of operations in a given quarter or year. Should any losses be sustained in connection with any of such legal proceedings and claims in excess of provisions therefor, they will be charged to income when determinable.

Accounting Changes

1999 through 2000

In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which summarizes the staff's views regarding the application of generally accepted accounting principles to selected revenue recognition issues. The corporation adopted the provisions of SAB 101 on October 1, 2000, the effect of which was not material to the corporation's financial position or results of operations.

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

Also effective January 1, 1999, the corporation prospectively adopted the provisions of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The effect of this adoption was not material to the corporation's financial position or results of operations in the period of adoption.

Subsequent to 2000

In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income, depending on the uses of the derivatives and whether they qualify for hedge accounting. This Statement, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133," and Statement No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Due to the corporation's limited use of financial instruments to manage its exposure to market risks, primarily related only to changes in foreign currency exchange rates, the adoption of Statement No. 133 on January 1, 2001, did not have a material effect on the corporation's financial position or results of operations.

Liquidity, Capital Resources and Other Financial Data

Cash Flow from Operations

Cash flow from operations decreased by $99 million to $460 million in 2000. Declines in the current year were primarily the result of a decline in net income and lower net noncash charges to net income, partially offset by a decrease in working capital requirements.

Cash Flow Used for Investing

Cash flow used for investing includes capital expenditures, investments, advances and acquisitions, and purchases of, and proceeds from the sale of, securities and assets.

Capital expenditures were $459 million in 2000 compared with $764 million in 1999. Major capital projects funded during 2000 and 1999 included work at a new olefins facility built jointly with Nova Chemicals Corporation, and a polyolefins project, both of which started up during 2000, in Alberta, Canada. Over the past two years, 68 percent of capital expenditures was directed to new capacity, 27 percent to cost reduction and replacement and 5 percent to environmental, safety and health facilities. Of these expenditures, 42 percent were in the U.S. and Puerto Rico. At December 31, 2000, the cost of completing authorized construction projects was estimated to be $235 million, of which $35 million is covered by firm commitments. Future construction expenditures are anticipated to be sourced through operating cash flows.

Increases in investments, advances and acquisitions principally relates to the corporation's funding of the OPTIMAL Group, which the corporation and PETRONAS formed to build and operate a 600,000 metric-tons-per-year ethylene plant, a 385,000 metric-tons-per-year ethylene oxide/glycol plant and a multiple specialties and intermediates derivatives facility in Kerteh, Terengganu, Malaysia. The joint ventures' primary marketing focus will be in Southeast Asia. The corporation anticipates funding its approximate $500 million share of the cost of the complex through its 2001 planned start-up date with internally generated funds and debt. At December 31, 2000, the corporation had invested approximately $349 million, and was firmly committed to an additional $35 million.

The corporation generated additional cash flow from investing of $68 million from the net sales and purchases of available-for-sale securities in 2000 compared with 1999.

Cash Flow from Financing

Cash flow from/used for financing includes stockholder and minority interest dividends and funds used to buy back common stock, offset in part by net proceeds from short- and long-term debt and sales of common stock pursuant to the corporation's dividend reinvestment plan, its employee savings and investment programs and its long-term incentive plans.

Cash flow from financing in 2000 totaled $196 million compared with $324 million in 1999. Cash flow from financing in 2000 includes net borrowings of $388 million, excluding the repayment of the Floating Rate Notes of $110 million, and cash received from the issuance of common stock of $32 million, offset by cash dividends paid of $121 million. Cash flow from financing in 1999 includes net proceeds of $250 million from the issuance of 6.70% Public Notes due in 2009 and net increases in debt, excluding this issuance, of $183 million, partially offset by cash dividends paid of $120 million.

In August 1999, the board of directors rescinded the corporation's authorization to repurchase up to 60 million shares of the corporation's common stock. Since inception of its share repurchase authorization in 1993 through August 1999, the corporation repurchased 56.4 million shares for $2.033 billion, at an average effective price of $36.01 per share. In addition to the above repurchases, in 2000 and 1999 stock was reacquired from employees to satisfy tax withholding requirements on restricted shares issued under employee benefit plans.

Debt Ratios

Total debt outstanding at year end for each of the past two years was:
-----------------------------------------------------------------------------------------------------------------------
Millions of dollars                                                            2000              1999
-----------------------------------------------------------------------------------------------------------------------
Domestic                                                                    $ 2,665          $  2,568
International                                                                   261                83
-----------------------------------------------------------------------------------------------------------------------
Total                                                                       $ 2,926          $  2,651
-----------------------------------------------------------------------------------------------------------------------

Year-end ratios of total debt to total capital were:

-----------------------------------------------------------------------------------------------------------------------
                                                                               2000              1999
-----------------------------------------------------------------------------------------------------------------------
Debt Ratio                                                                     52.1%             49.9%
-----------------------------------------------------------------------------------------------------------------------

Total debt consists of short-term debt, long-term debt and the current portion of long-term debt. Total capital consists of total debt plus minority stockholders' equity in consolidated subsidiaries and stockholders' equity.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------------------------

Interest Rate and Currency Risk Management

The corporation selectively uses financial instruments to manage its exposure to market risk related to changes in foreign currency exchange rates and interest rates. The corporation does not hold derivative financial instruments for trading purposes. See Notes 1 and 9 to the consolidated financial statements on pages 27 and 36 of this Annual Report on Form 10-K for more information about these instruments.

At December 31, 2000, the corporation held open foreign currency forward contracts and purchased options with net notional amounts of $131 million and an unrealized net loss of $4 million (net notional amount of $253 million and an unrealized net loss of less than $1 million at December 31, 1999).

The corporation used sensitivity analysis to evaluate the potential effect of movements in foreign currency exchange rates and interest rates on the consolidated financial statements. Based on this analysis, a hypothetical 10 percent weakening in the U.S. dollar across all currencies would have resulted in a $16 million net loss at December 31, 2000 (less than $1 million net gain at December 31, 1999). Alternatively, a hypothetical 10 percent strengthening in the U.S. dollar across all currencies would have resulted in an $11 million net gain at December 31, 2000 ($5 million net gain at December 31, 1999). These gains and losses would generally be offset by fluctuations in underlying currency transactions. The corporation held long-term debt of $1,755 million, of which $15 million was variable-rate debt, at December 31, 2000 (total long-term debt of $1,869 million of which $125 million was variable-rate debt at December 31, 1999). A 10 percent increase in market interest rates would have decreased the net fair market value of fixed-rate debt instruments by $105 million at December 31, 2000 ($102 million at December 31, 1999), and a 10 percent decrease in market interest rates would have increased the net fair market value of fixed-rate debt instruments by $118 million at December 31, 2000 ($120 million at December 31, 1999).

Foreign Operations

A portion of the financial results of each of the corporation's segments is derived from activities conducted outside the U.S. and denominated in currencies other than the U.S. dollar. Because the financial results of the corporation are reported in U.S. dollars, they are affected by changes in the value of the various foreign currencies in relation to the U.S. dollar. Exchange rate risks are lessened, however, by the diversity of the corporation's foreign operations and the fact that international activities are not concentrated in any single non-U.S. currency. In addition, the effects of a strengthening U.S. dollar could cause pricing pressures on worldwide chemical markets that could result in declines in the corporation's sales volumes. The corporation is subject to other risks customarily associated with doing business in foreign countries, including local labor and economic conditions, unfavorable changes in foreign tax laws and possible controls on repatriation of earnings and capital. Future losses associated with such risks, if any, cannot be predicted.

Item 8. Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

                          CONSOLIDATED BALANCE SHEET
                  Union Carbide Corporation and Subsidiaries

Millions of dollars, at December 31,                                        2000            1999
---------------------------------------------------------------------------------------------------------
Assets
 Cash and cash equivalents                                          $         63       $      41
 Notes and accounts receivable                                             1,034           1,132
 Inventories                                                                 750             680
 Other current assets                                                        329             297
------------------------------------------------------------------------------------------------
Total Current Assets                                                       2,176           2,150
------------------------------------------------------------------------------------------------
 Property, plant and equipment                                             9,361           9,057
 Less: Accumulated depreciation                                            4,840           4,536
------------------------------------------------------------------------------------------------
Net Fixed Assets                                                           4,521           4,521
------------------------------------------------------------------------------------------------
 Companies carried at equity                                               1,008             756
 Other investments and advances                                               97              75
------------------------------------------------------------------------------------------------
Total Investments and Advances                                             1,105             831
------------------------------------------------------------------------------------------------
 Other assets                                                                544             455
------------------------------------------------------------------------------------------------
Total Assets                                                        $      8,346       $   7,957
================================================================================================

Liabilities and Stockholders' Equity
 Accounts payable                                                   $        342       $     329
 Short-term debt and current portion of long-term debt                     1,178             782
 Other accrued liabilities                                                   780             678
------------------------------------------------------------------------------------------------
Total Current Liabilities                                                  2,300           1,789
------------------------------------------------------------------------------------------------
 Long-term debt                                                            1,748           1,869
 Postretirement benefit obligation                                           434             438
 Other long-term obligations                                                 557             603
 Deferred credits                                                            613             599
 Minority stockholders' equity in consolidated subsidiaries                   40              42
 Stockholders' equity
  Common stock
    Authorized - 500,000,000 shares
    Issued - 158,994,683 shares
     (157,571,933 shares in 1999)                                            159             158
  Additional paid-in capital                                                 217             165
  Other equity adjustments                                                    (3)             (1)
  Accumulated other comprehensive loss                                      (224)           (160)
  Retained earnings                                                        3,572           3,530
  Unearned employee compensation - ESOP                                      (47)            (56)
  Treasury stock, at cost - 23,431,939 shares
                           (23,428,229 shares in 1999)                    (1,020)         (1,019)
------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                 2,654           2,617
------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                          $      8,346       $   7,957
================================================================================================

The Notes to Financial Statements on pages 26 through 44 should be read in conjunction with this statement.

                       CONSOLIDATED STATEMENT OF INCOME
                  Union Carbide Corporation and Subsidiaries

--------------------------------------------------------------------------------------------------------------------------
Millions of dollars (except per share figures),
for the year ended December 31,                                                        2000         1999           1998
--------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                          $  6,526      $  5,870      $  5,659
 Cost of sales, exclusive of depreciation and amortization                            5,531         4,609         4,294
 Research and development                                                               152           154           143
 Selling, administrative and other expenses                                             247           257           304
 Depreciation and amortization                                                          423           408           389
 Partnership income (loss)                                                              (40)           11            33
 Other income - net                                                                      87           102           241
-------------------------------------------------------------------------------------------------------------------------
Income Before Interest Expense and Provision for Income Taxes                           220           555           803
-------------------------------------------------------------------------------------------------------------------------
 Interest expense                                                                       158           133           114
-------------------------------------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes                                                 62           422           689
-------------------------------------------------------------------------------------------------------------------------
 Provision for income taxes                                                              16           108           217
-------------------------------------------------------------------------------------------------------------------------
Income of Consolidated Companies and Partnerships                                        46           314           472
-------------------------------------------------------------------------------------------------------------------------
 Minority interest                                                                        7             5             3
 Income (loss) from corporate investments carried at equity                             123             2           (66)
-------------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of Change in Accounting Principle                       162           311           403
-------------------------------------------------------------------------------------------------------------------------
 Cumulative effect of change in accounting principle                                      -           (20)            -
-------------------------------------------------------------------------------------------------------------------------
Net Income                                                                         $    162      $    291      $    403
=========================================================================================================================

Earnings per Share
-------------------------------------------------------------------------------------------------------------------------
Basic -
 Income Before Cumulative Effect of Change in Accounting Principle                 $   1.20      $   2.33      $   2.98
 Cumulative effect of change in accounting principle                                      -         (0.15)            -
 Net Income                                                                        $   1.20      $   2.18      $   2.98
-------------------------------------------------------------------------------------------------------------------------
Diluted -
 Income Before Cumulative Effect of Change in Accounting Principle                 $   1.18      $   2.27      $   2.91
 Cumulative effect of change in accounting principle                                      -         (0.14)            -
 Net Income                                                                        $   1.18      $   2.13      $   2.91
=========================================================================================================================

Cash Dividends Declared per Common Share                                           $   0.90      $   0.90      $   0.90
=========================================================================================================================

The Notes to Financial Statements on pages 26 through 44 should be read in conjunction with this statement.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  Union Carbide Corporation and Subsidiaries

------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents
Millions of dollars, for the year ended December 31,                                         2000          1999         1998
------------------------------------------------------------------------------------------------------------------------------
Operations
 Income before cumulative effect of change in accounting principle                         $  162       $   311      $   403
 Noncash charges (credits) to net income
  Depreciation and amortization                                                               423           408          389
  Deferred income taxes                                                                        18           106          118
  Equity in (earnings) losses of joint ventures, net of dividends received                    (41)           62          156
  Other                                                                                       (76)           58            6
 Decrease (increase) in working capital/(a)/                                                   30          (297)         (86)
 Long-term assets and liabilities                                                             (56)          (89)         (58)
------------------------------------------------------------------------------------------------------------------------------
Cash Flow from Operations/(b)/                                                                460           559          928
------------------------------------------------------------------------------------------------------------------------------
Investing
 Capital expenditures                                                                        (459)         (764)        (782)
 Investments, advances and acquisitions, excluding cash acquired                             (245)         (149)        (111)
 Proceeds from available-for-sale securities                                                  177            42           39
 Purchase of available-for-sale securities                                                   (117)          (50)         (47)
 Sale of fixed and other assets                                                                10            30           11
------------------------------------------------------------------------------------------------------------------------------
Cash Flow Used for Investing                                                                 (634)         (891)        (890)
------------------------------------------------------------------------------------------------------------------------------
Financing
 Change in short-term debt (3 months or less)                                                 399           397          (23)
 Proceeds from short-term debt                                                                 17             2           22
 Repayment of short-term debt                                                                 (23)          (20)         (14)
 Proceeds from long-term debt                                                                   -           285          358
 Repayment of long-term debt                                                                 (115)         (231)          (4)
 Issuance of common stock                                                                      32            51           41
 Purchase of common stock                                                                      (1)          (51)        (276)
 Payment of dividends                                                                        (121)         (120)        (122)
 Other                                                                                          8            11           10
------------------------------------------------------------------------------------------------------------------------------
Cash Flow from (Used for) Financing                                                           196           324           (8)
------------------------------------------------------------------------------------------------------------------------------
 Effect of exchange rate changes on cash and cash equivalents                                   -             -           (1)
 Change in cash and cash equivalents                                                           22            (8)          29
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning-of-year                                                   41            49           20
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end-of-year                                                     $   63       $    41      $    49
==============================================================================================================================
Cash (received) paid for interest and income taxes:
 Interest (net of amount capitalized)                                                      $  151       $   153      $   117
 Income taxes                                                                                 (18)           40           43
==============================================================================================================================
(a) Net change in certain components of working capital (excluding noncash transactions):
 (Increase) decrease in current assets
  Notes and accounts receivable                                                            $  106       $  (188)     $    77
  Inventories                                                                                 (70)          (14)         (63)
  Other current assets                                                                         28           (19)          (3)
 Decrease in payables and accruals                                                            (34)          (76)         (97)
------------------------------------------------------------------------------------------------------------------------------
 Decrease (increase) in working capital                                                    $   30       $  (297)     $   (86)
==============================================================================================================================

(b) Includes tax benefits of $13 million, $29 million and $14 million for 2000, 1999 and 1998, respectively, arising from nonqualified stock option exercises.

The Notes to Financial Statements on pages 26 through 44 should be read in conjunction with this statement.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  Union Carbide Corporation and Subsidiaries

------------------------------------------------------------------------------------------------------------------------------


                                                                              Shares                           Additional
                                                                       -----------------------     Common       Paid-in
Millions of dollars (shares in thousands)                               Common       Treasury      Stock        Capital
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                            154,610      (17,666)      $   155      $    47
-------------------------------------------------------------------------------------------------------------------------
Net Issued:
 For the Dividend Reinvestment and Stock Purchase Plan                       58          161                          4
 For employee savings and incentive plans                                   384        1,207                         28
Common stock repurchase program                                                       (6,074)
Comprehensive income
 Net income
 Other comprehensive income (loss), net of income taxes
  Unrealized gains on securities, net of reclassification adjustments
  Foreign currency translation adjustments
 Other comprehensive loss
Comprehensive income
Cash dividends on common stock
Tax on unallocated ESOP shares
Shares allocated to ESOP participants
Net restricted stock -- Long-Term Incentive Program                                        6
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                            155,052      (22,366)      $   155      $    79
-------------------------------------------------------------------------------------------------------------------------
Net Issued:
 For the Dividend Reinvestment and Stock Purchase Plan                      174                                       8
 For employee savings and incentive plans                                 2,276           22             3           75
Common stock repurchase program                                                       (1,018)
Comprehensive income
 Net income
 Other comprehensive income (loss), net of income taxes
  Unrealized gains on securities, net of reclassification adjustments
  Foreign currency translation adjustments
 Other comprehensive loss
Comprehensive income
Cash dividends on common stock
Tax on unallocated ESOP shares
Shares allocated to ESOP participants
Net restricted stock -- Long-Term Incentive Program                          70          (66)                         3
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                            157,572      (23,428)      $   158      $   165
-------------------------------------------------------------------------------------------------------------------------
Net Issued:
 For the Dividend Reinvestment and Stock Purchase Plan                      206                                       9
 For employee savings and incentive plans                                 1,076           21             1           35
Comprehensive income
 Net income
 Other comprehensive income (loss), net of income taxes
  Unrealized gains on securities, net of reclassification adjustments
  Foreign currency translation adjustments
 Other comprehensive loss
Comprehensive income
Cash dividends on common stock
Tax on unallocated ESOP shares
Shares allocated to ESOP participants
Net restricted stock -- Long-Term Incentive Program                         141          (25)                         8
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                            158,995      (23,432)      $   159      $   217
=========================================================================================================================

The Notes to Financial Statements on pages 26 through 44 should be read in conjunction with this statement.

---------------------------------------------------------------------------------------------------------------------------------
                                           Accumulated                             Unearned
     Other                                   Other                                 Employee                         Total
    Equity          Comprehensive        Comprehensive         Retained          Compensation       Treasury    Stockholders'
 Adjustments           Income                Loss              Earnings             - ESOP           Stock         Equity
---------------------------------------------------------------------------------------------------------------------------------
$   (3)                                    $    (101)          $ 3,074            $  (80)            $  (744)       $  2,348
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                           6              10
                                                                                                          42              70
                                                                                                        (273)           (273)

                       $   403                                     403

                             5
                            (8)
                     ---------
                            (3)                   (3)
                     ---------
                       $   400                                                                                           400
                     =========
                                                                  (122)                                                 (122)
                                                                     2                                                     2
                                                                                      13                                  13
     1                                                                                                                     1
---------------------------------------------------------------------------------------------------------------------------------
$   (2)                                    $    (104)          $ 3,357            $  (67)            $  (969)       $  2,449
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           8
                                                                                                                          78
                                                                                                         (47)            (47)

                       $   291                                     291

                             1
                           (57)
                     ---------
                           (56)                  (56)
                     ---------
                       $   235                                                                                           235
                     =========
                                                                  (120)                                                 (120)
                                                                     2                                                     2
                                                                                      11                                  11
     1                                                                                                    (3)              1
---------------------------------------------------------------------------------------------------------------------------------
$   (1)                                    $    (160)          $ 3,530            $  (56)            $(1,019)       $  2,617
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           9
                                                                                                                          36
                       $   162                                     162

                             2
                           (66)
                      --------
                           (64)                  (64)
                      --------
                       $    98                                                                                            98
                      ========
                                                                  (121)                                                 (121)
                                                                     1                                                     1
                                                                                       9                                   9
    (2)                                                                                                   (1)              5
---------------------------------------------------------------------------------------------------------------------------------
$   (3)                                    $    (224)          $ 3,572            $  (47)            $(1,020)       $  2,654
=================================================================================================================================

                         NOTES TO FINANCIAL STATEMENTS

-----------------------------------------------------------------------------
Index                                                               Page
-----------------------------------------------------------------------------
 1.   Summary of Significant Accounting Policies                      26
 2.   Other Comprehensive Income (Loss)                               29
 3.   Supplementary Balance Sheet Detail                              30
 4.   Supplementary Income Statement Detail                           31
 5.   Earnings per Share                                              31
 6.   Business and Geographic Segment Information                     32
 7.   Income Taxes                                                    34
 8.   Joint Ventures                                                  35
 9.   Financial Instruments                                           36
10.   Long-Term Debt                                                  37
11.   Leases                                                          38
12.   Incentive Plans                                                 38
13.   Retirement Programs                                             40
14.   Stockholders' Equity                                            42
15.   Employee Stock Ownership Plan                                   42
16.   Commitments and Contingencies                                   43
17.   Subsequent Event - The Dow Merger                               44
-----------------------------------------------------------------------------

NOTE 1
Summary of Significant Accounting Policies

Nature of Operations - Union Carbide Corporation is engaged in two segments of the chemicals and plastics industry, Specialties & Intermediates and Basic Chemicals & Polymers. See Note 6.

On February 6, 2001, the corporation merged with a subsidiary of The Dow Chemical Corporation ("Dow" and, with regard to the merger, the "Dow Merger"). See Note 17.

Principles of Consolidation - The consolidated financial statements include the accounts of all significant subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Investments in 20 percent-to 50 percent-owned partnerships and corporate investments ("joint ventures") are reported under the equity method of accounting. Other investments are generally carried at cost.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which require the corporation to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Changes - 1998 through 2000 - In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which summarizes the staff's views regarding the application of generally accepted accounting principles to selected revenue recognition issues. The corporation adopted the provisions of SAB 101 on October 1, 2000, the effect of which was not material to the corporation's financial position or results of operations.

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

Also effective January 1, 1999, the corporation prospectively adopted the provisions of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The effect of this adoption was not material to the corporation's financial position or results of operations in the period of adoption.

In 1998, the corporation adopted Statement of Financial Accounting Standards ("Statement") No. 130, "Reporting Comprehensive Income," Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," and Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."

Accounting Changes - Subsequent to 2000 - In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income, depending on the uses of the derivatives and whether they qualify for hedge accounting. This Statement, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," and Statement No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Due to the corporation's limited use of financial instruments to manage its exposure to market risks, primarily related only to changes in foreign currency exchange rates, the adoption of Statement No. 133 on January 1, 2001, did not have a material effect on the corporation's financial position or results of operations.

Foreign Currency Translation - Unrealized gains and losses resulting from translating foreign subsidiaries' assets and liabilities into U.S. dollars generally are recognized as part of Other comprehensive income (loss), as described in Note 2, and are included in Accumulated other comprehensive loss on the Consolidated Balance Sheet until such time as the subsidiary is sold or substantially or completely liquidated. Translation gains and losses relating to those operations located in Latin American countries where hyperinflation exists and to international operations using the United States ("U.S.") dollar as their functional currency are included in the Consolidated Statement of Income.

Financial Instruments - Financial instruments are used to hedge financial risk caused by fluctuating interest and currency rates. Prior to the adoption of Statement No. 133 the amounts paid or received on interest rate risk instruments that hedge debt were accrued and recognized over the lives of the instruments. Gains and losses on foreign currency risk instruments used to hedge firm commitments were deferred and recognized as part of the related foreign currency transactions. Gains on foreign currency purchased options used to hedge the identified cash flows of anticipated transactions were deferred and matched against the cash flows of the foreign currency transactions as they occurred.

Except as noted above, foreign currency instruments that are designated to offset fluctuations in the dollar value of foreign currency accounts receivable and payable and from earnings fluctuations in anticipated foreign currency cash flows are marked to market and the results recognized immediately in Other income-net.

Cash Equivalents - The corporation considers as cash equivalents all highly liquid investments that are readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

Inventories - Inventories are stated at cost or market, whichever is lower. These amounts do not include depreciation and amortization, the impact of which is not significant to the financial statements.

Approximately 68 percent of inventory amounts before application of the LIFO method at December 31, 2000 (68 percent at December 31, 1999) have been valued on the LIFO basis; the "average cost" method is used for the balance. It is estimated that if inventories had been valued at current costs, they would have been approximately $338 million and $293 million higher than reported at December 31, 2000 and 1999, respectively.

Fixed Assets - Fixed assets are carried at cost. Expenditures for replacements are capitalized, and the replaced items are retired. Gains and losses from the sale of property are included in income. Depreciation is calculated on a straight-line basis. The corporation and its subsidiaries generally use accelerated depreciation methods for tax purposes where appropriate. Costs for planned major maintenance are expensed as incurred.

Patents, Trademarks and Goodwill - Amounts paid for purchased patents, trademarks and newly acquired businesses in excess of the fair value of the net assets of such businesses have been charged to patents, trademarks and goodwill. The portion of such amounts determined to be attributable to patents is amortized over their remaining lives, while trademarks and goodwill are amortized over the estimated period of benefit, generally 5 to 20 years.

Revenue Recognition - Sales of products and services, and related costs and allowances, are recognized when title to product transfers to the purchaser, as services are rendered, or in relation to licensee production levels.

Shipping and Handling Costs - Shipping and handling costs incurred by the corporation are included in Cost of sales.

Research and Development - Research and development costs are charged to expense as incurred. Depreciation expense applicable to research and development facilities and equipment is included in Depreciation and amortization in the Consolidated Statement of Income ($11 million in 2000, $10 million in 1999 and $11 million in 1998).

Income Taxes - Provisions have been made for deferred income taxes based on differences between financial statement and tax bases of assets and liabilities using currently enacted tax rates and regulations.

Environmental Costs - Environmental expenditures are expensed or capitalized as appropriate, depending on their future economic benefit. Expenditures relating to an existing condition caused by past operations and having no future economic benefits are expensed. Environmental expenditures include site investigation, physical remediation, operation and maintenance, and legal and administrative costs. Environmental accruals are established for sites where it is probable that a loss has been incurred and the amount of the loss can reasonably be estimated. Where the estimate is a range and no amount within the range is a better estimate than any other amount, the corporation accrues the minimum amount in the range and includes the balance of the range in its reported contingencies.

Retirement Programs - The cost of pension benefits under the non-contributory defined benefit retirement program of Union Carbide Corporation (see Note 13) is determined by an independent actuarial firm using the projected unit credit actuarial cost method. Contributions to this program are made in accordance with the regulations of the Employee Retirement Income Security Act of 1974. The cost of postretirement benefits is recognized on the accrual basis over the period in which employees become eligible for benefits.

Incentive Plans - The corporation measures compensation expense for certain employee stock purchases and the stock option portion of the Long-Term Incentive Plan using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion 25, and makes pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in Statement No. 123 had been applied. Compensation expense is recognized for other stock-based incentives issued under the Long-Term Incentive Plan and other programs.

Reclassifications - Certain amounts presented in the Consolidated Statement of Stockholders' Equity have been reclassified to conform to the current year's presentation.

NOTE 2
Other Comprehensive Income (Loss)

Comprehensive income is defined as any change in the corporation's equity from transactions and other events originating from non-owner sources. For the corporation, those changes consist of reported net income, changes in the unrealized appreciation or depreciation of the corporation's available-for-sale securities and changes in unrealized foreign currency translation adjustments. The following summary presents the components of comprehensive income, other than net income:

------------------------------------------------------------------------------------------------------------------------
                                                                                                Income
                                                                                                  Tax
Millions of dollars                                                            Pre-tax          Effect      After-tax
=====================================================================================================================
Balance at December 31, 1997                                                  $  (99)           $    2       $   (101)
=====================================================================================================================
 Foreign currency translation adjustments                                         (8)                -             (8)
---------------------------------------------------------------------------------------------------------------------
 Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during period                          -                 -              -
  Reclassification adjustment for (gains) losses realized in net income            7                 2              5
---------------------------------------------------------------------------------------------------------------------
 Total of unrealized gains on securities                                           7                 2              5
=====================================================================================================================
Balance at December 31, 1998                                                  $ (100)           $    4       $   (104)
=====================================================================================================================
 Foreign currency translation adjustments                                        (57)                -            (57)
---------------------------------------------------------------------------------------------------------------------
 Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during period                         11                 4              7
  Reclassification adjustment for (gains) losses realized in net income          (10)               (4)            (6)
---------------------------------------------------------------------------------------------------------------------
 Total of unrealized gains on securities                                           1                 -              1
=====================================================================================================================
Balance at December 31, 1999                                                  $ (156)           $    4       $   (160)
=====================================================================================================================
 Foreign currency translation adjustments                                        (66)                -            (66)
---------------------------------------------------------------------------------------------------------------------
 Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during period                         12                 4              8
  Reclassification adjustment for (gains) losses realized in net income           (9)               (3)            (6)
---------------------------------------------------------------------------------------------------------------------
 Total of unrealized gains on securities                                           3                 1              2
=====================================================================================================================
Balance at December 31, 2000                                                  $ (219)           $    5       $   (224)
=====================================================================================================================

NOTE 3
Supplementary Balance Sheet Detail

----------------------------------------------------------------------------------------------
Millions of dollars, at December 31,                                      2000       1999
----------------------------------------------------------------------------------------------
Notes and accounts receivable
 Trade                                                                 $   908   $    951
 Other                                                                     137        200
----------------------------------------------------------------------------------------------
                                                                         1,045      1,151
----------------------------------------------------------------------------------------------
 Less: Allowance for doubtful accounts                                      11         19
----------------------------------------------------------------------------------------------
                                                                       $ 1,034   $  1,132
==============================================================================================
Inventories
 Raw materials and supplies                                            $   193   $    152
 Work in process                                                            52         45
 Finished goods                                                            505        483
----------------------------------------------------------------------------------------------
                                                                       $   750   $    680
==============================================================================================
Other current assets
 Prepaid expenses                                                      $   113   $     65
 Net current deferred income tax assets                                    142        137
 Other                                                                      74         95
----------------------------------------------------------------------------------------------
                                                                       $   329   $    297
==============================================================================================
Property, plant and equipment
 Land and improvements                                                 $   395   $    361
 Buildings                                                                 453        433
 Machinery and equipment                                                 7,869      7,441
 Construction in progress and other                                        644        822
----------------------------------------------------------------------------------------------
                                                                       $ 9,361   $  9,057
==============================================================================================
Other assets
 Deferred charges                                                      $   201   $    213
 Prepaid benefit cost                                                      130         37
 Insurance recovery receivables                                            122        109
 Long-term receivables                                                      32         25
 Patents, trademarks and goodwill                                           59         71
----------------------------------------------------------------------------------------------
                                                                       $   544   $    455
==============================================================================================
Other accrued liabilities
 Accrued accounts payable                                              $   428   $    333
 Payrolls                                                                   63         62
 Environmental remediation costs                                            50         53
 Postretirement benefit obligation                                          36         41
 Other                                                                     203        189
----------------------------------------------------------------------------------------------
                                                                       $   780   $    678
==============================================================================================
Other long-term obligations
 Environmental remediation costs                                       $   133   $    155
 Product liability costs                                                   122        110
 Impairment of unused office space                                          74         94
 Postemployment benefits                                                    57         57
 Other                                                                     171        187
----------------------------------------------------------------------------------------------
                                                                       $   557   $    603
==============================================================================================
Accumulated other comprehensive loss
 Foreign currency translation adjustments /(a)/                        $  (234)  $   (168)
 Unrealized gains on available-for-sale securities, net of tax/(b)/         10          8
----------------------------------------------------------------------------------------------
                                                                       $  (224)  $   (160)
==============================================================================================

(a) The corporation does not record deferred income tax on foreign currency translation adjustments.
(b) Net of $5 million and $4 million of deferred income tax at December 31, 2000 and 1999, respectively.

NOTE 4
Supplementary Income Statement Detail

-----------------------------------------------------------------------------------------------------------------------
Millions of dollars, for the year ended December 31,                                   2000           1999         1998
-----------------------------------------------------------------------------------------------------------------------
Selling, administrative and other expenses
 Selling                                                                              $  86         $   94      $    99
 Administrative                                                                          85             90          107
 Other expenses                                                                          76             73           98
-----------------------------------------------------------------------------------------------------------------------
                                                                                      $ 247         $  257      $   304
=======================================================================================================================
Other income (expense) - net
 Investment and interest income                                                       $  50/(a)/    $   36      $    26
 Gain from the demutualization of Metropolitan Life Insurance Company                    18              -            -
 Settlements of licensing business litigation                                             -             50          189
 Foreign currency adjustments                                                            (5)            (3)         (20)
 Other                                                                                   24             19           46
-----------------------------------------------------------------------------------------------------------------------
                                                                                      $  87         $  102      $   241
=======================================================================================================================
Interest expense
 Interest incurred/(b)/                                                               $ 209         $  176      $   157
 Less: Interest capitalized and other adjustments                                        51             43           43
-----------------------------------------------------------------------------------------------------------------------
                                                                                      $ 158         $  133      $   114
=======================================================================================================================

(a) Includes $18 million of interest income related to tax refunds.
(b) Includes $12 million in 2000, 1999 and 1998, representing the interest component of certain leases.

NOTE 5
Earnings per Share

Basic and diluted earnings per share (EPS) are calculated as follows:

----------------------------------------------------------------------------------------------------------------------
Millions of dollars (except share and per share amounts),
for the year ended December 31,                                                   2000           1999          1998
----------------------------------------------------------------------------------------------------------------------
 Income before cumulative effect of change in accounting principle              $    162       $     311     $     403
 Cumulative effect of change in accounting principle                                   -             (20)            -
----------------------------------------------------------------------------------------------------------------------
 Net income                                                                     $    162       $     291     $     403
======================================================================================================================

Basic -
 Weighted average shares outstanding for basic calculation                   134,846,440     133,342,112   135,028,100
----------------------------------------------------------------------------------------------------------------------

Earnings per share -
  Income before cumulative effect of change in accounting principle             $   1.20       $    2.33     $    2.98
  Cumulative effect of change in accounting principle                                  -           (0.15)            -
  Net income                                                                    $   1.20       $    2.18     $    2.98
----------------------------------------------------------------------------------------------------------------------

Diluted -
 Weighted average shares outstanding for basic calculation                   134,846,440     133,342,112   135,028,100
  Add: Effect of stock options                                                 2,644,767       3,316,207     3,381,795
----------------------------------------------------------------------------------------------------------------------
 Weighted average shares outstanding for diluted calculation                 137,491,207     136,658,319   138,409,895
----------------------------------------------------------------------------------------------------------------------

 Earnings per share -
  Income before cumulative effect of change in accounting principle             $   1.18       $    2.27     $    2.91
  Cumulative effect of change in accounting principle                                  -           (0.14)            -
  Net income                                                                    $   1.18       $    2.13     $    2.91
======================================================================================================================

NOTE 6
Business and Geographic Segment Information

The corporation has two operating segments, Specialties & Intermediates ("S&I") and Basic Chemicals & Polymers ("BC&P"). The S&I segment includes the corporation's specialty chemicals and polymers product lines, licensing, and solvents and chemical intermediates. The BC&P segment includes the corporation's ethylene and propylene manufacturing operations as well as the production of first-level ethylene and propylene derivatives--polyethylene, polypropylene, ethylene oxide and ethylene glycol. Each operating segment is a strategic business unit that offers products and services with different functionalities. They are managed separately because of the significant differences that exist in their products and services and in the methods required to produce, market and distribute them. In addition to its operating segments, the corporation's Other segment includes its noncore operations and financial transactions other than derivatives designated as hedges, which are included in the same segment as the item being hedged.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Sales of the BC&P segment include intersegment sales, principally ethylene oxide, which are made at the estimated market value of the products transferred. Sales of the S&I segment include intersegment sales related to licensing fees, at their market value, and catalyst sales, at their estimated market value. Administrative costs are allocated between the segments via a formula based on sales.

Other costs and shared assets are principally allocated on the basis of pounds produced, gross fixed asset values or headcount, as appropriate. The corporation evaluates performance based on Income Before Interest Expense and Provision for Income Taxes ("operating profit").

Sales are attributed to countries based on customer ship-to addresses. Long-lived assets are principally composed of Net Fixed Assets, Companies carried at equity, and certain Other assets. Investments of the corporation are assigned to the country in which the investee has its principal offices. Net sales and long-lived assets by country and geographic area were as follows:

Net Sales
------------------------------------------------------------------------------------------------
Millions of dollars, for the year ended December 31,                  2000      1999      1998
------------------------------------------------------------------------------------------------
United States, including Puerto Rico                                $  3,951  $  3,509  $  3,355
------------------------------------------------------------------------------------------------
 Canada                                                                  272       283       211
 Europe & Middle East                                                    841       834       802
 Latin America                                                           456       382       408
 Far East & Other                                                      1,006       862       883
------------------------------------------------------------------------------------------------
Total International Operations                                      $  2,575  $  2,361  $  2,304
------------------------------------------------------------------------------------------------
Net Sales                                                           $  6,526  $  5,870  $  5,659
================================================================================================

Total Assets
------------------------------------------------------------------------------------------------
Millions of dollars, at December 31,                                 2000       1999      1998
------------------------------------------------------------------------------------------------
Long-lived assets
------------------------------------------------------------------------------------------------
 United States, including Puerto Rico                               $  4,105  $  4,229  $  4,290
------------------------------------------------------------------------------------------------
  Canada                                                                 897       704       284
  Europe & Middle East                                                   546       406       401
  Latin America                                                           51        79        91
  Far East & Other                                                       424       267       127
------------------------------------------------------------------------------------------------
 Total International Operations                                     $  1,918  $  1,456  $    903
------------------------------------------------------------------------------------------------
Total Long-lived assets                                                6,023     5,685     5,193
------------------------------------------------------------------------------------------------
Current and other assets                                            $  2,323  $  2,272  $  2,098
------------------------------------------------------------------------------------------------
Total Assets                                                        $  8,346  $  7,957  $  7,291
------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Millions of dollars                                             S&I         BC&P     Other      Eliminations    Totals
-----------------------------------------------------------------------------------------------------------------------
2000
-----------------------------------------------------------------------------------------------------------------------
Net sales                                                      $  4,462   $  2,064   $      -   $          -   $  6,526
Intersegment revenues                                                30        389          -              -        419
Segment revenues                                                  4,492      2,453          -              -      6,945
Depreciation and amortization                                       269        154          -              -        423
Partnership income (loss)                                           (36)        (4)         -              -        (40)
Operating profit (loss)                                             270        (33)         9            (26)       220
Interest expense                                                      -          -        158              -        158
Income (loss) from corporate investments carried at equity           (4)       127          -              -        123
Segment assets                                                    4,432      3,706        232            (24)     8,346
Companies carried at equity                                         313        695          -              -      1,008
Expenditures for segment assets                                     271        433          -              -        704
-----------------------------------------------------------------------------------------------------------------------
1999
-----------------------------------------------------------------------------------------------------------------------
Net sales                                                      $  4,182   $  1,688   $      -   $          -   $  5,870
Intersegment revenues                                                 -        288          -              -        288
Segment revenues                                                  4,182      1,976          -              -      6,158
Depreciation and amortization                                       262        146          -              -        408
Partnership income                                                    6          5          -              -         11
Operating profit (loss)                                             607        (21)       (31)             -        555
Interest expense                                                      -          -        133              -        133
Income (loss) from corporate investments carried at equity           (1)         3          -              -          2
Segment assets                                                    4,603      3,137        217              -      7,957
Companies carried at equity                                         314        442          -              -        756
Expenditures for segment assets                                     355        558          -              -        913
-----------------------------------------------------------------------------------------------------------------------
1998
-----------------------------------------------------------------------------------------------------------------------
Net sales                                                      $  4,139   $  1,520   $      -   $          -   $  5,659
Intersegment revenues                                                 -        282          -              -        282
Segment revenues                                                  4,139      1,802          -              -      5,941
Depreciation and amortization                                       247        142          -              -        389
Partnership income                                                   27          6          -              -         33
Operating profit (loss)                                             833         20        (50)             -        803
Interest expense                                                      -          -        114              -        114
Income (loss) from corporate investments carried at equity            1        (67)         -              -        (66)
Segment assets                                                    4,403      2,686        202              -      7,291
Companies carried at equity                                         298        326          -              -        624
Expenditures for segment assets                                     480        413          -              -        893
=======================================================================================================================

Operating profit for 2000 includes an $18 million gain on shares received and sold in connection with the demutualization of Metropolitan Life Insurance Company, a provider of certain employee benefit programs for the corporation, of which $12 million and $6 million were recognized by the S&I and BC&P segments, respectively.

The operating profit of the S&I segment for 1999 includes a nonrecurring net gain of $50 million related to the favorable settlement of licensing business litigation in the second and third quarters of 1999.

The operating profit of the S&I segment for 1998 includes a nonrecurring net gain of $189 million related to favorable settlements of licensing business litigation and a $53 million reduction in earnings related to losses associated with Aspell Polymeres SNC.

NOTE 7
Income Taxes

The following is a summary of the U.S. and non-U.S. components of Income Before Provision for Income Taxes:

---------------------------------------------------------------------------------------------------------------------------------
Millions of dollars, for the year ended December 31,                                      2000       1999       1998
---------------------------------------------------------------------------------------------------------------------------------
U.S.                                                                                    $     30    $   329    $    646
Non-U.S.                                                                                      32         93          43
---------------------------------------------------------------------------------------------------------------------------------
                                                                                        $     62    $   422    $    689
=================================================================================================================================

The following is an analysis of income tax expense:

---------------------------------------------------------------------------------------------------------------------------------
Millions of dollars, for the year                            2000                   1999                   1998
ended December 31,                                    Current    Deferred    Current    Deferred    Current    Deferred
---------------------------------------------------------------------------------------------------------------------------------
U.S. Federal income taxes (credits)                   $   (40)   $     28    $   (31)   $     99    $   100    $     86
U.S. business and research and experimentation
 tax credits                                                -         (21)         -         (23)       (27)          -
U.S. state and local taxes (credits) based on income        3          10         (5)         26          6          31
Non-U.S. income taxes                                      35           1         38           4         20           1
---------------------------------------------------------------------------------------------------------------------------------
                                                           (2)         18          2         106         99         118
---------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                   $    16                 $    108              $   217
=================================================================================================================================

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                2000                              1999
                                                      Deferred         Deferred         Deferred          Deferred
Millions of dollars, at December 31,                   Assets         Liabilities        Assets          Liabilities
-----------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                         $     -           $   750         $      -         $     733
Postretirement and postemployment benefits                220                 -              209                 -
Environmental and litigation related costs                 76                 -               86                 -
Sale/leaseback and related deferrals                       63                 -               81                 -
Other(a)                                                  224               179              247               219
-----------------------------------------------------------------------------------------------------------------------
Gross deferred tax assets and liabilities                 583               929              623                952
-----------------------------------------------------------------------------------------------------------------------
Net deferred tax liability                                     $     346                         $     329
=======================================================================================================================

(a) Includes approximately $125 million of tax credits, at December 31, 2000 ($0 in 1999), primarily for research and experimentation and foreign tax, which will expire between 2004 and 2020.


Net noncurrent deferred tax liabilities of $488 million ($466 million in 1999) are included in Deferred credits on the Consolidated Balance Sheet. Net current deferred income tax assets of $142 million ($137 million in 1999) are included in Other current assets. In 2000 and 1999, there were no benefits from non-U.S. net operating loss carryforwards.

Undistributed earnings of affiliates intended to be reinvested indefinitely amounted to approximately $498 million at December 31, 2000 ($511 million at December 31, 1999). Determination of deferred taxes related to these earnings is not practicable.

An analysis of the difference between Provision for income taxes and the amount computed by applying the statutory Federal income tax rate to Income Before Provision for Income Taxes is as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                                 Percentage of Pre-Tax Income
For the year ended December 31,                                            2000             1999              1998
-----------------------------------------------------------------------------------------------------------------------
Tax at statutory Federal rate                                              35.0%            35.0%             35.0%
-----------------------------------------------------------------------------------------------------------------------
Taxes related to operations outside the U.S.                               61.3             (2.6)              0.7
U.S. state and local taxes based on income                                 12.9              3.3               3.4
Foreign sales corporation                                                 (37.1)            (3.8)             (1.5)
Business credits                                                          (33.9)            (5.4)             (3.9)
Other, net                                                                (12.4)            (0.9)             (2.2)
-----------------------------------------------------------------------------------------------------------------------
Consolidated effective income tax rate                                     25.8%            25.6%             31.5%
=======================================================================================================================

NOTE 8
Joint Ventures

The following are financial summaries of 33 percent- to 50 percent-owned joint ventures included in Companies carried at equity.

The corporation's most significant joint ventures classified as partnerships include UOP LLC; Petromont and Company, Limited Partnership; Aspell Polymeres SNC; World Ethanol Company and Univation Technologies, LLC.

-------------------------------------------------------------------------------------------------------------------
                                                                                Partnerships
Millions of dollars                                              2000               1999             1998
-------------------------------------------------------------------------------------------------------------------
Net sales /(a)/                                               $    1,682         $    1,815        $    1,905
Cost of sales                                                      1,124              1,179             1,210
Depreciation                                                         116                100               116
Partnership income (loss)                                            (68)                14               154
-------------------------------------------------------------------------------------------------------------------
UCC share of partnership income (loss)                        $      (40) /(b)/  $       11        $       33 /(c)/
===================================================================================================================
Current assets                                                $      686         $      867        $      799
Noncurrent assets                                                    819                893               937
-------------------------------------------------------------------------------------------------------------------
Total assets                                                       1,505              1,760             1,736
-------------------------------------------------------------------------------------------------------------------
Current liabilities                                                  310                488               430
Noncurrent liabilities                                               821                721               828
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                  1,131              1,209             1,258
-------------------------------------------------------------------------------------------------------------------
Net assets                                                           374                551               478
-------------------------------------------------------------------------------------------------------------------
UCC equity                                                    $      224         $      278        $      286
===================================================================================================================

(a) Includes $166 million net sales to the corporation in 2000 ($154 million in 1999 and $140 million in 1998).
(b) Includes a nonrecurring charge of $31 million from UOP LLC.
(c) Includes $53 million of losses associated with Aspell Polymeres SNC.

The corporation's joint ventures classified as corporate investments include Polimeri Europa S.r.l.; EQUATE Petrochemical Company K.S.C.; Nippon Unicar Company Limited; Alberta & Orient Glycol Company Limited; Asian Acetyls Co., Ltd.; the OPTIMAL Group (consisting of OPTIMAL Chemicals (Malaysia) Sdn Bhd, OPTIMAL Olefins (Malaysia) Sdn Bhd and OPTIMAL Glycols (Malaysia) Sdn Bhd), and several smaller entities.

-------------------------------------------------------------------------------------------------------------------
                                                                           Corporate Investments
Millions of dollars                                              2000               1999             1998
-------------------------------------------------------------------------------------------------------------------
Net sales /(a)/                                               $    3,024         $    2,320        $    2,151
Cost of sales                                                      2,337              1,804             1,732
Depreciation                                                         218                248               256
Net income (loss)                                                    215                (48)             (195)
-------------------------------------------------------------------------------------------------------------------
UCC share of net income (loss)                                $      123         $        2        $      (66)
===================================================================================================================
Current assets                                                $    1,039         $    1,318        $    1,037
Noncurrent assets                                                  3,057              2,556             2,932
-------------------------------------------------------------------------------------------------------------------
Total assets                                                       4,096              3,874             3,969
-------------------------------------------------------------------------------------------------------------------
Current liabilities                                                  755                855               963
Noncurrent liabilities                                             1,381              1,732             2,371
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                  2,136              2,587             3,334
-------------------------------------------------------------------------------------------------------------------
Net assets                                                         1,960              1,287               635
-------------------------------------------------------------------------------------------------------------------
UCC equity /(b)/                                              $      784         $      478        $      338
===================================================================================================================

(a) Includes $187 million net sales to the corporation in 2000 ($152 million in 1999 and $157 million in 1998).
(b) At December 31, 2000, the corporation's investment in EQUATE Petrochemical Company K.S.C. was $125 million ($143 million in 1999) less than its proportionate share of the company's underlying equity. Such amount is being amortized into income over its remaining seven year life.

Dividends and distributions received from joint ventures aggregated $42 million in 2000 ($75 million in 1999 and $123 million in 1998).

NOTE 9
Financial Instruments

Fair values of financial instruments are estimated by using a method that indicates the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The fair values of the financial instruments included on the Consolidated Balance Sheet were estimated as follows:

Cash, Short-Term Receivables and Accounts Payable - At December 31, 2000 and 1999, the carrying amounts approximate fair values because of the short maturity of these instruments.

Foreign Currency Instruments - Outstanding foreign currency forward contracts and options used as a means of offsetting fluctuations in the dollar value of other foreign currency accounts receivable and payable and earnings fluctuations from anticipated foreign currency cash flows totaled $131 million at December 31, 2000 ($186 million at December 31, 1999) (U.S. dollar equivalent). There were unrealized losses net of $4 million and $1 million on these contracts at December 31, 2000 and 1999, respectively, which were generally offset by changes in the U.S. dollar value equivalents of underlying foreign currency transactions.

In addition to the above, at December 31, 1999, the corporation held foreign currency options in the amount of $67 million (U.S. dollar equivalent) to hedge a commitment to lend money to fund construction of operating facilities at specific future dates by one of its foreign subsidiaries. Such options matured in 2000. The premiums on the options and any gains or losses were capitalized as part of a loan to the corporation's foreign subsidiary, and will be amortized to income as an adjustment to the effective interest yield of such loan over its repayment term. At December 31, 2000, a $2 million net gain ($3 million gain at December 31, 1999) had been capitalized.

The fair value of foreign currency forward contracts is determined by using current forward exchange rates. The fair value of foreign exchange options is estimated using pricing models, which take into account the present value of estimated future cash flows.

Investments - The corporation's investments in joint ventures and companies carried under the cost method generally involve entities for which it is not practicable to determine fair values.

Long-Term Receivables - The fair values of long-term receivables are calculated using current interest rates and consideration of underlying collateral where appropriate. The fair values approximate the carrying values of $32 million and $25 million included in Other assets on the Consolidated Balance Sheet at December 31, 2000 and 1999, respectively.

Debt - The corporation periodically uses various types of financial instruments, including interest rate swaps and forward rate agreements, to manage exposure to financial market risk caused by interest rate fluctuations. The corporation held no such instruments at December 31, 2000 or December 31, 1999.

Carrying Amounts and Fair Values - The carrying amounts and fair values of the corporation's Other investments and advances, long-term receivables and debt financial instruments at December 31, 2000 and 1999, are summarized in the table below. Fair values are based on quoted market values, where available, or discounted cash flows (principally long-term debt).

-------------------------------------------------------------------------------------------------------------------
Millions of dollars, at December 31,                    2000                                  1999
-------------------------------------------------------------------------------------------------------------------
                                              Carrying            Fair           Carrying              Fair
Assets (Liabilities)                           Amount            Value            Amount              Value
-------------------------------------------------------------------------------------------------------------------
Investments and receivables                  $      129        $      129       $       100        $        100
Short- and long-term debt                        (2,926)           (2,981)           (2,651)             (2,592)
===================================================================================================================

NOTE 10
Long-Term Debt

-------------------------------------------------------------------------------------------------------------------
Millions of dollars, at December 31,                                                    2000                1999
-------------------------------------------------------------------------------------------------------------------
6.25% Notes due 2003                                                                 $     250            $     250
6.70% Notes due 2009                                                                       250                  250
6.75% Notes due 2003                                                                       125                  125
6.79% Debentures due 2025 /(a)/                                                            250                  250
7.50% Debentures due 2025                                                                  150                  150
7.75% Debentures due 2096 /(b)/                                                            200                  200
7.875% Debentures due 2023                                                                 175                  175
8.75% Debentures due 2022 /(c)/                                                            117                  117
Floating Rate Public Notes due 2000                                                          -                  110
Pollution control and other facility obligations                                           238                  238
Other debt - various maturities and interest rates                                           -                    4
-------------------------------------------------------------------------------------------------------------------
                                                                                         1,755                1,869
-------------------------------------------------------------------------------------------------------------------
Less: Payments to be made within 1 year                                                      7                    -
-------------------------------------------------------------------------------------------------------------------
                                                                                     $   1,748            $   1,869
===================================================================================================================

(a) Holders may request redemption of these debentures from the corporation on June 1, 2005.
(b) The maturity may be shortened under certain circumstances to preserve the deductibility of interest payments for Federal income tax purposes.
(c) Redeemable at the option of the corporation on or after August 1, 2002.

At December 31, 2000, the corporation had a credit agreement with a group of banks permitting the corporation to borrow up to $1 billion at any time through January 2002 with the option, subject to certain conditions, to increase the available credit by $250 million and to extend the maturity date of the agreement to maintain a five-year term. The credit agreement permitted the corporation to borrow funds under several different programs, including the euro-dollar, Certificate of Deposit ("CD"), Base Rate or Money Market London Interbank Offered Rate ("LIBOR") programs. Maturity dates for these programs ranged from 30 days to twelve months. The interest rate for each of these programs was contingent on the euro-dollar, CD rate, Federal funds rate or LIBOR and was determined based on a calculation included in the agreement. The corporation paid an annual facility fee based on the rating of the corporation's long-term debt securities by either Moody's Investors Service Inc. or Standard & Poor's Ratings Services, as indicated in the agreement. As of December 31, 2000, there were no outstanding amounts against this agreement.

The corporation's indentures under which notes and debentures are issued contain covenants normal for these types of instruments. These covenants place certain limits on the corporation's ability to sell assets, engage in sale-leaseback transactions, incur debt or create liens on assets.

Pollution control and other facility obligations represent state, commonwealth and local governmental bond financing of pollution control and other facilities and are treated for accounting and tax purposes as debt of the corporation. These tax-exempt obligations mature at various dates from 2001 through 2023 and had an average annual interest rate of 7.0 percent in 2000 (7.1 percent in 1999). The corporation's weighted average interest rate on short-term borrowings outstanding as of December 31, 2000 was 7.1 percent (6.0 percent at December 31, 1999).

Payments due on long-term debt in each of the four years following 2001 are:
2002, $13 million; 2003, $380 million; 2004, $23 million and 2005, $15 million.

NOTE 11
Leases

Leases that meet any of the criteria for capitalization have been classified and accounted for as capital leases. For operating leases, primarily involving facilities and distribution equipment, the future minimum rental payments under leases with remaining noncancelable terms in excess of one year are:

-------------------------------------------------------------------------------------------------------------------
Millions of dollars, for the year ended December 31,
-------------------------------------------------------------------------------------------------------------------
2001                                                                          $      91
2002                                                                                 93
2003                                                                                 84
2004                                                                                 78
2005                                                                                 64
Subsequent to 2005                                                                  124
-------------------------------------------------------------------------------------------------------------------
Total minimum payments                                                              534
-------------------------------------------------------------------------------------------------------------------
Future sublease rentals                                                              59
-------------------------------------------------------------------------------------------------------------------
Net minimum rental commitments                                                $     475
===================================================================================================================

The present value of the net minimum rental payments amounts to $367 million, of which $148 million pertains to the corporation's headquarters lease. Total lease and rental payments (net of sublease rental income of $11 million in 2000, $10 million in 1999 and $9 million in 1998) were $73 million for 2000, $66 million for 1999 and $64 million for 1998.

NOTE 12
Incentive Plans

The 1997 Union Carbide Long-Term Incentive Plan for key employees provides for granting incentive and nonqualified stock options; exercise payment rights; grants of stock, including restricted stock, and performance awards. Holders of options may be granted the right to receive payments of amounts equal to the regular cash dividends paid to holders of the corporation's common stock during the period an option is outstanding. The number of shares granted or subject to options cannot exceed 8.5 million under the Plan. Option prices are equal to the closing price of the corporation's common stock on the date of the grant, as listed on the New York Stock Exchange Composite Transactions. Options generally become exercisable two years after such date. Options may not have a duration of more than ten years. The option price may be settled in cash, common shares of the corporation currently owned by a participant, withholding stock shares from the exercise or a combination of these alternatives. Restricted stock award shares are entitled to vote and dividends are credited to the holder's account, but these shares are generally nontransferable for varying periods after the grant date. Once the vesting conditions are met, the shares become fully transferable. Performance awards may be paid in common stock, cash or other forms of property. No dividend-equivalent payment rights, exercise payment rights or performance awards were granted in 2000, 1999 or 1998.

Prior plans still have options outstanding, whose terms are generally similar to nonqualified stock options under the 1997 Plan.

Changes in outstanding fixed price options were as follows:

-------------------------------------------------------------------------------------------------------------------
                                                     2000                     1999                   1998
                                                        Weighted                  Weighted               Weighted
                                                        Average                   Average                Average
                                                        Exercise                  Exercise               Exercise
Shares in thousands                            Shares    Price         Shares      Price        Shares     Price
-------------------------------------------------------------------------------------------------------------------
Outstanding at January 1                     12,671     $  34.40       12,792     $  28.36      12,533   $   25.48
Granted                                       1,833        45.19        1,749        60.44       1,514       43.88
Exercised                                      (544)       14.82       (1,829)       16.80      (1,141)      15.60
Canceled or expired                            (179)       54.58          (41)       45.33        (114)      46.21
-------------------------------------------------------------------------------------------------------------------
Outstanding at December 31                   13,781     $  36.34       12,671     $  34.40      12,792   $   28.36
-------------------------------------------------------------------------------------------------------------------
Options exercisable at December 31           10,318                     9,422                    9,874
===================================================================================================================

Options were exercised during 2000 and 1999 at prices ranging from $6.70 to $46.31 per share ($6.70 to $40.38 per share during 1998).

The following table summarizes information about fixed price option shares outstanding at December 31, 2000:

-------------------------------------------------------------------------------------------------------------------
                                                                 Weighted Average
                                          Shares                    Remaining                  Weighted Average
Shares in thousands                     Outstanding              Contractual Life               Exercise Price
-------------------------------------------------------------------------------------------------------------------
Range of Exercise Prices
$ 6.70 to $16.75                              2,538                      1.6                        $     13.41
$21.62 to $39.88                              3,035                      3.4                              24.97
$40.38 to $45.62                              5,262 /(a)/                7.7                              44.01
$46.31 to $60.44                              2,946 /(b)/                8.0                              54.13
-------------------------------------------------------------------------------------------------------------------
                                             13,781
===================================================================================================================

(a) At December 31, 2000, 3.429 million options were exercisable at an average price of $43.38.
(b) At December 31, 2000, 1.316 million options were exercisable at an average price of $46.31.

Had compensation cost related to the fixed price options been recorded at fair value on the dates of grant in accordance with Statement No. 123, the effect on the corporation's net income and EPS amounts would have been as follows:

-------------------------------------------------------------------------------------------------------------------
Millions of dollars (except per share figures),
for the year ended December 31,                                      2000               1999               1998
-------------------------------------------------------------------------------------------------------------------
Net income
 As reported                                                     $       162        $       291         $       403
 Pro forma                                                       $       142        $       274         $       388
-------------------------------------------------------------------------------------------------------------------
Basic EPS
 As reported                                                     $      1.20        $      2.18         $      2.98
 Pro forma                                                       $      1.05        $      2.06         $      2.87
-------------------------------------------------------------------------------------------------------------------
Diluted EPS
 As reported                                                     $      1.18        $      2.13         $      2.91
 Pro forma                                                       $      1.03        $      2.01         $      2.80
===================================================================================================================

The Black-Scholes Option Pricing Model was used to estimate the fair values of options granted during 2000, 1999 and 1998. The assumptions used for these grants included a six-year average expected life for 2000 and 1999 (seven-year average for 1998), and zero-coupon U.S. government risk free interest rates of 5.49%, 6.14%, and 4.41%, current dividend yields of 1.99%, 1.49% and 2.22%, and volatility of 30.39%, 30.00%, and 29.47% for the years ended December 31, 2000, 1999 and 1998, respectively. The weighted average fair values of options granted during the years 2000, 1999 and 1998 were $14.72, $21.57, and $15.15, respectively.

In 1997, the board of directors approved the 1997 Union Carbide Corporation EPS Incentive Plan for a limited number of senior managers. The plan required these senior managers to put an amount equivalent to a portion of one year's annual base pay at risk, up to 100 percent, should diluted earnings per share not equal or exceed $4.00 in the year 2000. The amounts at risk were deducted from compensation over three years and converted to units equivalent to common stock using a $47.75 share price, the closing price of the corporation's common stock on the date the plan was approved by the board of directors. Participants were credited with dividend-equivalents in the form of additional units. The plan was designed to grant awards if the corporation achieved $4.00 or more diluted earnings per share performance during 1999 and 2000 or, at the discretion of the Compensation & Management Development Committee of the board of directors (the "Committee"), should a change in control or certain actions or events occur which significantly affected the corporation's ability to reach the earnings per share performance goals during the performance period. Awards under the Plan were granted by the Committee and subsequently paid in 2001.

NOTE 13
Retirement Programs

The noncontributory defined benefit retirement program of Union Carbide Corporation ("U.S. Retirement Program") covers substantially all U.S. employees and certain employees in other countries. Pension benefits are based primarily on years of service and compensation levels prior to retirement. Pension coverage for employees of the corporation's non-U.S. consolidated subsidiaries is provided through separate plans, to the extent deemed appropriate. Obligations under such plans are principally provided for by depositing funds with trustees.

The corporation provides health care and life insurance benefits ("Other Benefits") for eligible retired employees and their eligible dependents. These benefits are provided through various insurance companies and health care providers. The health care plans are contributory, with participants' contributions adjusted annually; the life insurance plans are non-contributory. The corporation's significant retirement programs are its U.S. and Canadian plans. The funded status, actuarial assumptions, health care cost trends and components of net periodic benefit costs of these plans combined are as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                  Pension Benefits              Other Benefits
Millions of dollars, for the year ended December 31,            2000           1999           2000          1999
-----------------------------------------------------------------------------------------------------------------------
Change in plan assets
 Fair value of plan assets, beginning-of-year                $   4,440      $   4,311      $       8      $      14
 Actual gain (loss) on plan assets                                 289            308             (1)             2
 Foreign currency exchange rate changes                             (5)            10              -              -
 Employer contribution                                               -              -              -              1
 Benefits paid                                                    (205)          (189)            (7)            (9)
-----------------------------------------------------------------------------------------------------------------------
 Fair value of plan assets, end-of-year                      $   4,519      $   4,440      $       -      $       8
=======================================================================================================================
Change in benefit obligation
 Benefit obligation, beginning-of-year                       $   3,161      $   3,472      $     431      $     443
 Service cost                                                       61             65             12             13
 Interest cost                                                     224            204             30             26
 Amendments/curtailments                                             -             (1)            17              -
 Plan participants' contributions                                    -              -             25             23
 Foreign currency exchange rate changes                             (3)             6              -              -
 Actuarial loss (gain)                                             109           (384)            10            (16)
 Benefits paid/(a)/                                               (208)          (201)           (62)           (58)
-----------------------------------------------------------------------------------------------------------------------
 Benefit obligation, end-of-year                             $   3,344      $   3,161      $     463      $     431
-----------------------------------------------------------------------------------------------------------------------
Funded status                                                $   1,175      $   1,279      $    (463)     $    (423)
=======================================================================================================================

(a) Includes nonfunded plan benefits paid directly by the corporation.

The funded status is composed of the following elements:

-----------------------------------------------------------------------------------------------------------------------
                                                                  Pension Benefits              Other Benefits
Millions of dollars, at December 31,                            2000           1999           2000          1999
-----------------------------------------------------------------------------------------------------------------------
Unrecognized net actuarial gain (loss)                       $   1,044      $   1,244      $     (32)     $     (20)
Unrecognized transition asset                                        5             17              -              -
Unrecognized prior service (cost) credit                            (6)           (10)            38             70
Prepaid benefit cost                                               132             38              1              6
Accrued benefit cost                                                 -            (10)          (470)          (479)
-----------------------------------------------------------------------------------------------------------------------
Funded status                                                $   1,175      $   1,279      $    (463)     $    (423)
=======================================================================================================================

The Other Benefits benefit obligation is net of $85 million at December 31, 2000 ($91 million at December 31, 1999), which is reimbursed to the corporation in part by previously owned businesses under ongoing benefit-sharing agreements.

Benefit obligations are valued using the 1994 Uninsured Pensioner Mortality Table. The actuarial assumptions used were as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                            Pension Benefits      Other Benefits
At December 31,                                                             2000        1999     2000        1999
--------------------------------------------------------------------------------------------------------------------
Discount rate for determining benefit obligation                            7.00%       7.25%    7.00%       7.25%
Expected long-term rate of return on plan assets                            8.75%       9.50%       -%       8.00%
Rate of increase in compensation levels                                     4.75%       5.00%       -%          -%
====================================================================================================================

Health care costs are projected to increase as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                     Medicare          Medicare
                                                                  Pre-Medicare   Supplement Plan   Alternative Plan
--------------------------------------------------------------------------------------------------------------------
Immediate                                                              6.50%           6.70%            9.50%
Ultimate                                                               5.50%           5.50%            5.50%
Year ultimate trend is reached                                         2004            2004             2006
====================================================================================================================

--------------------------------------------------------------------------------------------------------------------
Millions of dollars, for the                                Pension Benefits                  Other Benefits
year ended December 31,                               2000        1999       1998       2000      1999      1998
--------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit costs
Service cost                                         $     61   $     65   $     60   $     12   $    13   $     14
Interest cost                                             224        204        205         30        26         30
Expected return on plan assets                           (357)      (269)      (242)         -        (1)        (1)
Amortization of transition obligation                     (12)       (12)       (12)         -         -          -
Amortization of prior service costs (credits)               3          3          3        (15)      (24)       (29)
Recognized net actuarial gains                            (22)         -         (1)        (1)        -          -
--------------------------------------------------------------------------------------------------------------------
Net periodic benefit (credits) costs                 $   (103)  $     (9)  $     13   $     26   $    14   $     14
====================================================================================================================

The accounting for the health care plans anticipates future cost-sharing changes to the written plan that are consistent with the corporation's expressed intent to control these costs. On July 1, 1998, the corporation adopted certain amendments, which became effective between January 1, 1999 and January 1, 2001. These amendments encourage retirees to transfer their health care coverage into lower costing plans and usually to choose generic drugs. Effective January 1, 1999, certain retirees pay a greater percentage of premium contributions. In addition, the plan provides that the corporation's per individual subsidy for pre-Medicare and Medicare medical coverage is capped at two times its subsidy to the company-sponsored plans in 2000.

The corporation funded, in part, postretirement benefits for certain retirees who retired prior to December 31, 1988. At December 31, 2000, all funds available for these benefits have been paid.

At December 31, 2000, the effect on the accumulated postretirement benefit obligation of a one-percentage-point change in assumed health care cost trend rates would be as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                            2000                       1999
                                                                     1 Percentage Point         1 Percentage Point
Millions of dollars                                                 Increase    Decrease       Increase    Decrease
--------------------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components             $      2    $     (2)      $      2    $     (2)
Effect on postretirement benefit obligation                         $     19    $    (18)      $     18    $    (20)
====================================================================================================================

Deferred Compensation

The corporation provides an unfunded, nonqualified deferred compensation plan to certain key employees, offering them an election to defer a portion of their gross pay. The corporation's obligation to employees is adjusted to reflect changes in the market values of employees' investment choices. With limited exceptions, participants' deferred account balances are scheduled for payment at or after full retirement.

NOTE 14
Stockholders' Equity

Each outstanding share of common stock has identical rights in voting on corporate matters, dividends when declared, liquidation and other corporate matters.

On August 31, 1999, Rights entitling each holder of common stock to purchase a share of common stock from the corporation, under certain circumstances, expired unused.

On August 3, 1999, the board of directors rescinded the corporation's authorization to repurchase shares under the common stock repurchase authorization, subsequent to that date. Since inception of its share repurchase authorization in 1993 through August 3, 1999, the corporation repurchased 56.4 million shares (1.0 million shares during 1999) out of a total authorization of 60 million shares, at an average effective price of $36.01 per share.

NOTE 15
Employee Stock Ownership Plan

The Union Carbide Corporation Employee Stock Ownership Plan ("ESOP") is an integral part of the Savings and Investment Program (the "Program") for employees. Substantially all full-time employees in the U.S. are eligible to participate in the ESOP through the allocation of shares of the corporation's common stock ("ESOP shares") equivalent to the corporation's matching contribution of 75 percent of eligible employee contributions to the Program. In addition, eligible employees can receive the equivalent of up to twenty days pay in ESOP shares through the corporation's ESOP profit sharing plan. Participants' accounts are also allocated ESOP shares with a market value equal to the amount of dividends paid on their allocated shares.

Under this plan, the corporation loaned $325 million to the ESOP, which used the proceeds to purchase the ESOP shares. The receivable from the ESOP is reflected as Unearned employee compensation - ESOP, a reduction of stockholders' equity. Dividends on shares held by the ESOP are paid to the ESOP and, together with company contributions, are used, in part, by the ESOP to make debt service payments on the loan. Shares are released for allocation to participants based on the ratio of the current year's debt service to the sum of the principal and interest payments over the life of the loan.

Expense associated with the ESOP is recognized as incurred using the cost method and was $2 million in 2000 ($5 million in 1999 and $7 million in 1998). At December 31, 2000, 13.1 million common shares held by the ESOP were outstanding,
7.8 million of which were allocated to employees' accounts. During 2000, 1.0 million ESOP shares were allocated to employees' accounts.

NOTE 16
Commitments and Contingencies

Purchase Agreements - The corporation has two major agreements (three in 1999 and 1998) for the purchase of ethylene-related products and two other purchase agreements in the U.S. and Canada. Total purchases under these agreements were $171 million, $229 million and $196 million in 2000, 1999 and 1998, respectively. The net present value of the fixed and determinable portion of obligations under these purchase commitments at December 31, 2000 (at current exchange rates, where applicable) is presented in the following table:

-------------------------------------------------------------------------------
Millions of dollars, for the year ended December 31,
-------------------------------------------------------------------------------
2001                                                                   $     32
2002                                                                         28
2003                                                                         24
2004                                                                         19
2005                                                                         13
2006 through 2014                                                            67
-------------------------------------------------------------------------------
Total                                                                  $    183
===============================================================================

Environmental - The corporation is subject to loss contingencies resulting from environmental laws and regulations, which include obligations to remove or remediate the effects on the environment of the disposal or release of certain wastes and substances at various sites. The corporation has established accruals in current dollars for those hazardous waste sites where it is probable that a loss has been incurred and the amount of the loss can reasonably be estimated. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. The corporation adjusts its accruals as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made and to reflect new and changing facts.

At December 31, 2000, the corporation had established environmental remediation accruals in the amount of $183 million ($208 million in 1999). These accruals have two components, estimated future expenditures for site investigation and cleanup and estimated future expenditures for closure and postclosure activities. In addition, the corporation had environmental loss contingencies of $71 million at December 31, 2000.

The corporation has sole responsibility for the remediation of approximately 40 percent of its environmental sites for which accruals have been established. These sites are well advanced in the investigation and cleanup stage. The corporation's environmental accruals at December 31, 2000 included $150 million for these sites ($165 million at December 31, 1999), of which $40 million ($51 million at December 31, 1999) was for estimated future expenditures for site investigation and cleanup and $110 million ($114 million at December 31, 1999) was for estimated future expenditures for closure and postclosure activities. In addition, $54 million of the corporation's environmental loss contingencies at December 31, 2000 related to these sites. The three sites with the largest total potential cost to the corporation are nonoperating sites. Of the above accruals, these sites accounted for $48 million ($60 million at December 31, 1999), of which $10 million ($21 million at December 31, 1999) was for estimated future expenditures for site investigation and cleanup and $38 million ($39 million at December 31, 1999) was for estimated future expenditures for closure and postclosure activities. In addition, $36 million of the above environmental loss contingencies related to these sites.

The corporation does not have sole responsibility at the remainder of its environmental sites for which accruals have been established. All of these sites are in the investigation and cleanup stage. The corporation's environmental accruals at December 31, 2000 included $33 million for estimated future expenditures for site investigation and cleanup at these sites ($43 million at December 31, 1999). In addition, $17 million of the corporation's environmental loss contingencies related to these sites. The largest two of these sites are nonoperating sites. Of the above accruals, these sites accounted for $11 million ($14 million at December 31, 1999) for estimated future expenditures for site investigation and cleanup. In addition, $2 million of the above environmental loss contingencies related to these sites.

Worldwide expenses related to environmental protection for compliance with Federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, totaled $104 million in 2000, $118 million in 1999 and $91 million in 1998.

Other - The corporation severally guaranteed up to $122 million at December 31, 2000 of EQUATE's debt and working capital financing needs. The corporation has also severally guaranteed certain sales volume targets until EQUATE's sales capabilities are proved. In addition, the corporation has pledged its shares in EQUATE as security for EQUATE's debt. The corporation has political risk insurance coverage for its equity investment and a majority of its guarantee of EQUATE's debt.

The corporation and its consolidated subsidiaries had additional contingent obligations at December 31, 2000, totaling $70 million, of which $26 million related to guarantees of debt.

Litigation - The corporation and its consolidated subsidiaries are involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters, including, but not limited to: product liability; trade regulation; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts, and taxes. In some of these legal proceedings and claims, the cost of remedies that may be sought or damages claimed is substantial.

The corporation has recorded nonenvironmental litigation accruals of $139 million and related insurance recovery receivables of $122 million. At December 31, 2000, the corporation had net nonenvironmental litigation loss contingencies of $74 million.

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

NOTE 17
Subsequent Event - The Dow Merger

On February 6, 2001, the corporation merged with a subsidiary of Dow. As a result of the merger, each share of Union Carbide common stock outstanding immediately prior to the merger was exchanged for 1.611 shares of Dow common stock and Union Carbide became a wholly-owned subsidiary of Dow. The merger received clearance from the U.S. Federal Trade Commission, the European Commission and the Canadian Competition Bureau, subject to the divestiture of certain assets and the licensing of certain technology. Contemporaneous with the merger, certain rights vested and stock units equivalent to Union Carbide common stock were converted into units equivalent of Dow common stock under various employee benefit and incentive plans, such as the ESOP Plan, the 1997 Union Carbide Long-Term Incentive Plan and the deferred compensation plan.

On February 9, 2001, the corporation entered into an agreement to transfer its shares in Polimeri Europa to EniChem S.p.A. This transfer is subject to approval by the European Commission.

On February 23, 2001, the corporation cancelled its $1 billion major bank credit agreement. Further, as noted in the corporation's Proxy Statement dated October 5, 1999 as filed with the U.S. Securities and Exchange Commission, it is expected that the corporation will incur a one-time charge for severance and other restructuring costs, although it is not currently possible to determine the magnitude of such costs since their extent and nature are still being considered by management. The transaction is intended to qualify as a tax-free reorganization for U.S. Federal income tax purposes and is expected to be accounted for under the pooling-of-interests method of accounting.

Management's Statement of Responsibility for Financial Statements

Union Carbide Corporation's financial statements are prepared by management, which is responsible for their fairness, integrity and objectivity. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are estimates and judgments. All historical financial information in this Annual Report on Form 10-K is consistent with the accompanying financial statements.

The corporation maintains accounting systems, including internal accounting controls monitored by a staff of internal auditors, that are designed to provide reasonable assurance of the reliability of financial records and the protection of assets. The concept of reasonable assurance is based on recognition that the cost of a system must not exceed the related benefits. The effectiveness of those systems depends primarily upon the careful selection of financial and other managers, clear delegation of authority and assignment of accountability, inculcation of high business ethics and conflict-of-interest standards, policies and procedures for coordinating the management of corporate resources and the leadership and commitment of top management.

The corporation's financial statements are audited by KPMG LLP, independent certified public accountants, in accordance with generally accepted auditing standards. These standards provide for the auditors to consider the corporation's internal control structure to the extent they deem necessary in order to issue their opinion on the financial statements.

The Audit Committee of the board of directors, which consists solely of nonemployee directors, is responsible for overseeing the functioning of the accounting system and related controls and the preparation of annual financial statements. The Audit Committee recommends to the board of directors the selection of the independent auditors, which is submitted to the stockholders for ratification. The Audit Committee periodically meets with the independent auditors, management and internal auditors to review and evaluate their accounting, auditing and financial reporting activities and responsibilities. The independent and internal auditors have full and free access to the Audit Committee and meet with the committee, with and without management present.


/s/ William H. Joyce                             /s/ John K. Wulff
William H. Joyce                                 John K. Wulff
Chairman, President and Chief Executive Officer  Vice-President, Chief Financial
                                                 Officer and Controller



Danbury, Conn.
January 22, 2001

Independent Auditors' Report

[LOGO OF KPMG LLP]

To the Stockholders and Board of Directors of Union Carbide Corporation:

We have audited the accompanying consolidated balance sheet of Union Carbide Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Union Carbide Corporation and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

KPMG LLP
Stamford, Conn.
January 22, 2001, except as to Note 17, which is as of February 6, 2001

                                QUARTERLY DATA
                  Union Carbide Corporation and Subsidiaries

-----------------------------------------------------------------------------------------------------------------------------------
Millions of dollars                                      1Q                2Q              3Q              4Q                Year
-----------------------------------------------------------------------------------------------------------------------------------
2000
 Net sales                                            $  1,617          $  1,674        $  1,637        $  1,598           $  6,526
 Cost of sales                                           1,314             1,354           1,421           1,442              5,531
 Gross profit                                              303               320             216             156                995
 Depreciation and amortization                             102               102             100             119                423
 Operating profit (loss)                                   116 /(a)/         163 /(b)/        34             (93) /(a)(c)/      220
 Net income (loss)                                          97               130              29             (94)               162
-----------------------------------------------------------------------------------------------------------------------------------
1999
 Net sales                                            $  1,402          $  1,418        $  1,498        $  1,552           $  5,870
 Cost of sales                                           1,032             1,105           1,232           1,240              4,609
 Gross profit                                              370               313             266             312              1,261
 Depreciation and amortization                             104                95             103             106                408
 Operating profit                                          179               145 /(d)/       123 /(d)/       108                555
 Income before cumulative effect of change in
  accounting principle                                      77                63              77              94                311
 Cumulative effect of change in accounting principle       (20)                -               -               -                (20)
 Net income                                                 57                63              77              94                291
===================================================================================================================================

(a) Includes $15 million in the first quarter and $3 million in the fourth quarter of interest income from tax refunds.
(b) Includes an $18 million gain on shares received and sold in connection with the demutualization of Metropolitan Life Insurance Company, a provider of certain employee benefit programs for the corporation.
(c) Includes a nonrecurring charge of $31 million from the corporation's UOP LLC partnership.
(d) Includes $12 million in the second quarter and $38 million in the third quarter of favorable litigation settlements related to the licensing business.

-----------------------------------------------------------------------------------------------------------------------------------
Dollars per common share                                 1Q                2Q              3Q              4Q                Year
-----------------------------------------------------------------------------------------------------------------------------------
2000
 Basic -
  Net income (loss)                                   $   0.72          $   0.96        $   0.22        $  (0.70)          $   1.20
 Diluted -
  Net income (loss)                                       0.71              0.94            0.22           (0.70)              1.18
 Cash dividends declared                                 0.225             0.225           0.225           0.225               0.90
 Market price - high /(a)/                             68.4375           63.5625         52.8125         55.7500            68.4375
 Market price - low /(a)/                              44.5000           46.7500         35.2500         30.5625            30.5625
===================================================================================================================================
1999
 Basic -
  Income before cumulative effect of change in
    accounting principle                              $   0.57          $   0.47        $   0.58        $   0.70           $   2.33
  Cumulative effect of change in accounting principle    (0.14)                -               -               -              (0.15)
  Net income                                              0.43              0.47            0.58            0.70               2.18
 Diluted -
  Income before cumulative effect of change in
    accounting principle                                  0.56              0.46            0.57            0.68               2.27
  Cumulative effect of change in accounting principle    (0.14)                -               -               -              (0.14)
  Net income                                              0.42              0.46            0.57            0.68               2.13
 Cash dividends declared                                 0.225             0.225           0.225           0.225               0.90
 Market price - high /(a)/                             47.7500           56.8750         65.8750         67.7500            67.7500
 Market price - low /(a)/                              37.1250           45.3125         44.3750         52.7500            37.1250
===================================================================================================================================

(a) Prices are based on New York Stock Exchange Composite Transactions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

The corporation has not had any disagreements covered by this item with KPMG LLP, its independent auditors.

                                   Part III

--------------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant
--------------------------------------------------------------------------------

Omitted pursuant to General Instruction I of Form 10-K.


Item 11. Executive Compensation
--------------------------------------------------------------------------------

Omitted pursuant to General Instruction I of Form 10-K.


Item 12. Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

Omitted pursuant to General Instruction I of Form 10-K.


Item 13. Certain Relationships and Related Transactions
--------------------------------------------------------------------------------

Omitted pursuant to General Instruction I of Form 10-K.

                                    Part IV

--------------------------------------------------------------------------------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:
     1. The Consolidated Financial Statements and Notes to Financial Statements and the Independent Auditors' Report, dated January 22, 2001, are included in Item 8 of Part II.
     2. The following schedule should be read in conjunction with the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Schedules other than that listed have been omitted because they are not applicable.

--------------------------------------------------------------------------------
                                                              Page in this
                                                              Annual Report
                                                              on Form 10-K
--------------------------------------------------------------------------------
Schedule II - Valuation and Qualifying Accounts,
three years ended December 31, 2000                                50
--------------------------------------------------------------------------------

The Report on Financial Statement Schedule of KPMG LLP appears on page 50 of this Annual Report on Form 10-K.

(b) The corporation filed the following Current Reports on Form 8-K for the three months ended December 31, 2000.
     1. Current Report on Form 8-K dated October 12, 2000, contained the corporation's press release dated October 12, 2000.
     2. Current Report on Form 8-K dated October 30, 2000, contained the corporation's press release dated October 30, 2000.
     3. Current Report on Form 8-K dated December 22, 2000, contained a Letter Agreement, dated December 22, 2000, with reference to the Agreement and Plan of Merger, dated as of August 3, 1999, among Union Carbide Corporation, a New York corporation, The Dow Chemical Company, a Delaware corporation, and Transition Sub Inc., a Delaware corporation.

(c) Exhibits - See Exhibit Index on pages 52 through 54 for exhibits filed with this Annual Report on Form 10-K.

                        Report of Independent Auditors
--------------------------------------------------------------------------------

The Board of Directors
Union Carbide Corporation

Under date of January 22, 2001, except as to Note 17, which is as of February 6, 2001, we reported on the consolidated balance sheets of Union Carbide Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, as contained on pages 21 through 44 in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)2. This financial statement schedule is the responsibility of the corporation's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                   /s/ KPMG LLP
                                                                      KPMG LLP

Stamford, Conn.
January 22, 2001, except as to Note 17, which is as of February 6, 2001

====================================================================================================================
                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              Union Carbide Corporation and Consolidated Subsidiaries
--------------------------------------------------------------------------------------------------------------------
                                          Allowance for Doubtful Accounts
                                                                                         Deductions
                                                                                     -----------------
                                                                                           Items
                                                                                     determined to be
                                                              Additions                uncollectible,
                                                   ------------------------------      less recovery
                                     Balance at    Charged to        Reclassified       of amounts        Balance at
                                     Beginning     costs and          from other        previously          end of
Millions of dollars,                 of period      expenses           accounts         written off         period
--------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000            $19            $-                $-                $8                $11
Year ended December 31, 1999            $22            $2                $-                $5                $19
Year ended December 31, 1998            $11            $3                $8                $-                $22
--------------------------------------------------------------------------------------------------------------------

                                  Signatures
--------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Union Carbide Corporation

March 8, 2001
                                             /s/ John K. Wulff
                                             by: John K. Wulff
                                             Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the corporation and in the capacities indicated on March 8, 2001.

/s/ Geoffery E. Merzei                       /s/ Alfonso Escudero
Geoffery E. Merszei                          Alfonso Escudero
Director                                     Director

                                 Exhibit Index
--------------------------------------------------------------------------------

Exhibit No.

2.1 Agreement and Plan of Merger (the "Merger Agreement") dated as of August 3, 1999 among the corporation, The Dow Chemical Company ("TDCC") and Transition Sub Inc. (See Exhibit 2 of the corporation's Current Report on Form 8-K dated August 3, 1999).

2.1.1 Letter Agreement dated March 28, 2000, between TDCC and the corporation, extending the termination date of the Merger Agreement for an additional one hundred and twenty-five days.

2.1.2 Letter Agreement, dated July 21, 2000, between TDCC and the corporation, with reference to the Merger Agreement (See Exhibit 99 of the corporation's Current Report on Form 8-K dated July 24,
              2000).

2.1.3 Letter Agreement, dated September 27, 2000, between TDCC and the corporation, with reference to the Merger Agreement (See Exhibit 99 of the corporation's Current Report on Form 8-K dated September 27, 2000).

2.1.4 Letter Agreement, dated December 22, 2000, between TDCC and the corporation, with reference to the Merger Agreement (See Exhibit 99 of the corporation's Current Report on Form 8-K dated December 22, 2000).

2.2 Stock Option Agreement dated as of August 3, 1999 between the corporation and The Dow Chemical Company (See Exhibit 99.1 to the corporation's Current Report on Form 8-K dated August 3, 1999).

3.1.1 Amended and Restated Certificate of Incorporation as filed June 25, 1998 (See Exhibit 3 of the Corporation's June 30, 1998 form 10-Q).

3.1.2 Certificate of Merger of Transition Sub Inc. into Union Carbide Corporation under Section 904 of the Business Corporation Law effective February 6, 2001.

3.2 By-Laws of the corporation, amended and restated as of February 6, 2001.

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

10.2.1 1988 Union Carbide Long-Term Incentive Plan (See Exhibit 10.2.1 of the corporation's 1998 Form 10-K).

10.2.2 Amendment to the 1988 Union Carbide Long-Term Incentive Plan effective June 1, 1989 (See Exhibit 10.2.2 of the corporation's 1999 Form 10-K).

10.2.3 Amendment to the 1988 Union Carbide Long-Term Incentive Plan effective August 1, 1989 (See Exhibit 10.2.3 of the corporation's 1999 Form 10-K).

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

                            Exhibit Index (cont'd.)
--------------------------------------------------------------------------------

Exhibit No.

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

10.5.1 Union Carbide Corporation Equalization Benefit Plan, Amended and Restated effective January 1, 1998 (See Exhibit 10.5 of the corporation's 1999 Form 10-K).

10.5.2 First Amendment to the Union Carbide Corporation Equalization Benefit Plan effective as of January 1, 2001.

10.6.1 Union Carbide Corporation Supplemental Retirement Income Plan, Amended and Restated January 1, 1998 (See Exhibit 10.6 of the corporation's 1999 Form 10-K).

10.6.2 First Amendment to the Union Carbide Corporation Supplemental Retirement Income Plan effective as of January 1, 2001.

10.7 Union Carbide Non-Employee Director's Compensation Deferral Program, Amended and Restated effective as of February 6, 2001.

10.8 Severance Compensation Agreement, dated February 10, 1998, between the corporation and Ron J. Cottle. The Severance Compensation Agreement filed with the Commission is substantially identical in all material respects, except as to the parties thereto and dates thereof, with Agreements between the corporation and other officers and employees of the corporation (See Exhibit 10.8 of the corporation's 1997 Form 10-K).

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

10.11.3 Second Amendment to the Union Carbide Corporation Benefits Protection Trust effective February 1, 2001.

10.12 Resolutions adopted by the Board of Directors of the corporation on February 24, 1988, with respect to the purchase of annuities to cover liabilities of the corporation under the Equalization Benefit Plan for Participants of the Retirement Program Plan for Employees of Union Carbide Corporation and its Participating Subsidiary Companies and the Supplemental Retirement Income Plan (See Exhibit 10.12 of the corporation's 1999 Form 10-K).

10.13 Resolutions adopted by the Board of Directors of the corporation on June 28, 1989, with respect to the purchase of annuities to cover liabilities of the corporation under the Supplemental Retirement Income Plan (See Exhibit 10.13 of the corporation's 1999 Form 10-K).

                            Exhibit Index (cont'd.)
--------------------------------------------------------------------------------

Exhibit No.

10.14.1 Union Carbide Corporation Enhanced Retirement Income Plan, effective January 1, 1998 (See Exhibit 10.14 of the corporation's 1999 Form 10-K).

10.14.2 First Amendment to the Union Carbide Corporation Enhanced Retirement Income Plan effective as of January 1, 2001.

10.15.1 1994 Union Carbide Long-Term Incentive Plan (See Exhibit 10.15.1 of the corporation's 1999 Form 10-K).

10.15.2 Amendment to the 1994 Union Carbide Long-Term Incentive Plan effective October 1, 1997 (See Exhibit 10.15.2 of the corporation's 1997 Form 10-K).

10.16 Union Carbide Compensation Deferral Program Amended and Restated as of February 6, 2001.

10.17         Excess Long-Term Disability Plan effective January 1, 1994 (See
              Exhibit 10.17 of the corporation's 1999 Form 10-K).

10.18.1       1995 Union Carbide Performance Incentive Plan.

10.18.2 Resolutions adopted by the Board of Directors of the corporation on February 23, 2000, with respect to the reapproval of the performance goals under the 1995 Union Carbide Performance Incentive Plan.

10.19.1 1997 Union Carbide Long-Term Incentive Plan (See Appendix A of the corporation's proxy statement filed with the Commission March 12, 1997, file number: 001-01463).

10.19.2 Amendment to the 1997 Union Carbide Long-Term Incentive Plan effective April 23, 1997 (See Exhibit 10.19.2 of the corporation's 1997 Form 10-K).

10.19.3 Resolutions adopted by the Board of Directors of the Corporation on February 23, 2000 with respect to the number of shares authorized for awards under the 1997 Union Carbide Long-Term Incentive Plan.

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

23            Consent of KPMG LLP.

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