Form 10-Q
period 2001-03-31
UNION CARBIDE CORP /NEW/
filed 2001-05-15
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C  20549
                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001

                               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to



                       Commission File Number 1-1463

                          UNION CARBIDE CORPORATION
                   (a subsidiary of The Dow Chemical Company)
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


At April 30, 2001, 1,000 shares of common stock were outstanding, all of which were held by the registrant's parent, The Dow Chemical Company.


The registrant meets the conditions set forth in General
Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with a reduced disclosure format.

                            Union Carbide Corporation
                    (a subsidiary of The Dow Chemical Company)


                               Table of Contents


 Part I:  Financial Information                                     Page
  Item 1.   Financial Statements
              Consolidated Statements of Income                       3
              Consolidated Balance Sheets                             4
              Consolidated Statements of Cash Flows                   6
              Consolidated Statements of Comprehensive Income         7
              Notes to Consolidated Financial Statements              8

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    13

  Item 3.   Quantitative and Qualitative Disclosure About
              Market Risk                                            14

 Part II: Other Information
  Item 1.   Legal Proceedings                                        15

  Item 6.   Exhibits and Reports on Form 8-K                         15

 Signature                                                           16



Cautionary statement: All statements in this Quarterly Report on Form 10-Q that do not reflect historical information are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (as amended). Forward-looking statements include statements concerning the accounting and tax treatment of the merger with The Dow Chemical Company ("Dow" and, with regard to the merger, the "Dow Merger"); plans; capital expenditures; environmental accruals; anticipated future events; interest rate and currency risk management; ongoing and planned capacity additions and other expansions; joint ventures; Management's Discussion and Analysis of Financial Condition and Results of Operations, and any other statements that do not reflect historical information. Such forward-looking statements are subject to risks and uncertainties. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include the supply/demand balance for the corporation's products; competitive pricing pressures; raw material availability and costs; changes in industry production capacities and operating rates; currency exchange rates; global economic conditions; competitive technology positions; failure by the corporation to achieve technology objectives or complete projects on schedule and on budget, and an inability to obtain new customers or retain existing ones. Accordingly, there is no assurance that the corporation's expectations will be realized. The corporation assumes no obligation to provide revisions to any forward-looking statements should circumstances change.

                          Part I:  Financial Information
Item 1:  Financial Statements:

                      Union Carbide Corporation and Subsidiaries
                          Consolidated Statements of Income

                                                           Quarter ended March 31,
In millions (Unaudited)                                        2001        2000
Net Sales                                                   $ 1,536     $ 1,617

  Cost of sales                                               1,476       1,402
  Research and development expenses                              46          58
  Selling, general and administrative expenses                   55          64
  Amortization of intangibles                                     3           4
  Merger-related expenses and restructuring                   1,275           -
  Insurance and finance company operations,
    pretax income                                                 1           1
  Equity in earnings of nonconsolidated affiliates               12          42
  Sundry income (expense) - net                                  (1)          7

Earnings (Loss) Before Interest, Income Taxes
    and Minority Interests                                   (1,307)        139

  Interest income                                                 2          16
  Interest expense and amortization of debt discount             51          37

Income (Loss) Before Income Taxes and Minority
    Interests                                                (1,356)        118

  Provision (benefit) for income taxes                         (486)         20
  Minority interests' share in income                             1           1

Net Income (Loss)                                           $  (871)    $    97



Depreciation                                                $   100     $    98

Capital Expenditures                                        $    34     $   195


See Notes to Consolidated Financial Statements.

                         Union Carbide Corporation and Subsidiaries
                               Consolidated Balance Sheets

                                                              March 31,    Dec. 31,
In millions (Unaudited)                                         2001         2000
Assets
Current Assets
  Cash and cash equivalents                                  $    46       $   63
  Marketable securities                                           74           74
  Accounts and notes receivable:
       Trade (net of allowance for doubtful receivables)         906          897
       Other                                                     186          137
  Inventories:
       Finished and work in process                              555          557
       Materials and supplies                                    161          193
  Deferred income tax assets - current                           589          142
  Other current assets                                           170          113

  Total current assets                                         2,687        2,176

Investments
  Investment in nonconsolidated affiliates                       933        1,008
  Other investments                                               96           97
  Noncurrent receivables                                         173          154

  Total investments                                            1,202        1,259

Property
  Property                                                     9,322        9,361
  Less accumulated depreciation                                5,316        4,840

  Net property                                                 4,006        4,521

Other Assets
  Goodwill (net of accumulated amortization -
       2001: $56; 2000: $54)                                      40           41
  Deferred income tax assets - noncurrent                          2            -
  Deferred charges and other assets                              367          349

  Total other assets                                             409          390

Total assets                                                 $ 8,304      $ 8,346

See Notes to Consolidated Financial Statements.


                       Union Carbide Corporation and Subsidiaries
                             Consolidated Balance Sheets

                                                             March 31,     Dec. 31,
In millions (Unaudited)                                        2001          2000
Liabilities and Stockholders' Equity
Current Liabilities
  Notes payable:
       Related companies                                      $ 1,308     $     -
       Other                                                      219       1,171
  Long-term debt due within one year                                1           7
  Accounts payable:
       Trade                                                      562         703
       Other                                                      122          67
  Income taxes payable                                             15           -
  Accrued and other current liabilities                           361         352

  Total current liabilities                                     2,588       2,300

Long-Term Debt                                                  1,748       1,748

Other Noncurrent Liabilities
  Deferred income tax liabilities - noncurrent                    528         278
  Pension and other postretirement benefits - noncurrent          682         492
  Other noncurrent obligations                                  1,031         834

  Total other noncurrent liabilities                            2,241       1,604

Minority Interest in Subsidiaries                                  41          40

Stockholders' Equity
  Common stock - issued - 1,000 shares
                (158,994,683 shares in 2000)                        -         159
  Additional paid-in capital                                        -         217
  Unearned ESOP shares                                            (50)        (50)
  Retained earnings                                             2,040       3,572
  Accumulated other comprehensive loss                           (304)       (224)
  Treasury stock, at cost - no shares
                (23,431,939 shares in 2000)                         -      (1,020)

  Total stockholders' equity                                    1,686       2,654

Total Liabilities and Stockholders' Equity                    $ 8,304     $ 8,346

See Notes to Consolidated Financial Statements.

                     Union Carbide Corporation and Subsidiaries
                        Consolidated Statements of Cash Flows

                                                            Three Months Ended March 31,
In millions (Unaudited)                                            2001       2000
Operating Activities
  Net income (loss)                                              $ (871)    $   97
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                                 103        102
      Provision (credit) for deferred income taxes                 (422)        22
      Undistributed earnings of nonconsolidated  affiliates          (9)       (20)
      Minority interests' share in income                             1          2
      Other net gain                                                (24)       (23)
      Merger-related expenses and restructuring                   1,176          -
      Tax benefit-nonqualified stock options exercises                4          5
  Changes in assets and liabilities that provided
    (used) cash:
      Accounts and notes receivable                                 (56)        (3)
      Inventories                                                    34         (7)
      Accounts payable                                              (64)        54
      Other assets and liabilities                                 (153)         5

  Cash provided by (used in) operating activities                  (281)       234

 Investing Activities
  Capital expenditures                                              (34)      (195)
  Proceeds from sales of property                                     -          8
  Investments in nonconsolidated affiliates                         (31)       (65)
  Proceeds from the sale of investments                              22         12
  Purchase of investments                                           (22)       (16)

  Cash used in investing activities                                 (65)      (256)

 Financing Activities
  Change in short-term notes payable                               (952)        64
  Change in notes payable to related companies                    1,308          -
  Repayments of long-term debt                                       (5)         -
  Purchases of treasury stock                                        (1)         -
  Proceeds from sales of common stock                                 6         10
  Dividends paid to stockholders                                    (28)       (30)

  Cash provided by financing activities                             328         44

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                                    1          -

Summary
  Increase (decrease) in cash and cash equivalents                  (17)        22
  Cash and cash equivalents, beginning-of-period                     63         41

Cash and cash equivalents, end-of-period                         $   46     $   63


See Notes to Consolidated Financial Statements.

                  Union Carbide Corporation and Subsidiaries
                 Consolidated Statements of Comprehensive Income


                                                          Three Months Ended March 31,
In millions (Unaudited)                                        2001         2000
Net income (loss)                                              $(871)        $ 97
Other comprehensive income (loss), net of tax:
  Unrealized gains and losses on investments                      (1)           4
  Cumulative translation adjustments                             (79)         (10)

Comprehensive income (loss)                                    $(951)        $ 91


See Notes to Consolidated Financial Statements.

           Union Carbide Corporation and Subsidiaries
           Notes to Consolidated Financial Statements


Note A - Consolidated Financial Statements

   The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered. Certain reclassifications of prior period amounts have been made to conform to the current period's presentation. These statements should be read in conjunction with the audited Notes to Financial Statements of Union Carbide Corporation and Subsidiaries (the "corporation" or "UCC") in the 2000 Annual Report on Form 10-K.

   Condensed Summary of Significant Accounting Policies:

   Business and Geographic Segment Information - Effective with the Dow Merger, the corporation's business activities were fully integrated with those of Dow and are no longer operated as separate business units. Dow conducts its worldwide operations through global businesses which extend beyond the boundaries of both geography and legal entities. This results in the corporation's business activities comprising fully integrated components of Dow's global businesses rather than stand-alone operations. Because there are no separable reportable business segments for the corporation under Statement of Financial Accounting Standards ("Statement") No. 131, "Disclosures about Segments of an Enterprise and Related Information," and the information used by the chief operating decision maker regarding the corporation's operations relates to the corporation in its entirety, the corporation's results are reported as a single operating segment. Prior to the Dow Merger, the corporation was managed as two separate business segments, Specialties and Intermediates and Basic Chemicals and Polymers, as well as a non-operating segment ("Other"). Prior periods have been restated to conform to the current period's presentation.

   Research and Development - Research and development costs are charged to expense as incurred. Depreciation expense applicable to research and development facilities and equipment is included in "Research and development expenses" in the Consolidated Statements of Income.

   Related Companies - Significant transactions with the corporation's parent company, Dow, or other Dow subsidiaries have been characterized as related company transactions in the consolidated financial statements.

   Earnings Per Share - In accordance with Statement No. 128,
   "Earnings Per Share," the presentation of earnings per share is not required in financial statements of wholly owned subsidiaries.

Note B - The Dow Merger and Merger-related Expenses and Restructuring

   On February 6, 2001, the corporation merged with a wholly owned subsidiary of Dow. As a result of the merger, each share of Union Carbide common stock outstanding immediately prior to the merger was exchanged for 1.611 shares of Dow common stock, and Union Carbide became a wholly owned subsidiary of Dow.

   Contemporaneous with the merger, certain rights vested and stock units equivalent to Union Carbide common stock were converted into stock units equivalent of Dow common stock under various employee benefit and incentive plans, such as the ESOP Plan, the 1997 Union Carbide Long-Term Incentive Plan and the deferred compensation plan.

   On February 23, 2001, the corporation cancelled its unused
   $1 billion major bank credit agreement.

   In order to satisfy the European Commission's condition for approval of the merger, the corporation divested its 50-percent interest in Polimeri Europa S.r.l. ("Polimeri
   Europa") to EniChem S.p.A. in April 2001.

   On March 29, 2001, Dow's management made certain decisions relative to employment levels, duplicate assets and facilities and excess capacity resulting from the merger of the corporation into a subsidiary of Dow. These decisions were based on Dow management's assessment of the actions necessary to achieve synergies as the result of the merger. The economic effects of these decisions, combined with merger-related transaction costs and certain asset impairments, resulted in a pretax special charge in the first quarter of $1,275 million. The following table shows the major components of the special charge:

    In millions
    Transaction costs                             $   41
    Labor-related costs                              629
    Write-down of assets and facilities              605
    Total                                         $1,275

   Transaction costs of $41 million consisted primarily of investment banking, legal and accounting fees, all of which had been paid at March 31, 2001.

   Employee-related costs consisted predominantly of provisions for employee severance, change of control obligations, medical and retirement benefits, and outplacement services.
   Dow's integration plans include a combined workforce reduction of approximately 4,500 people, primarily from the corporation's administrative, marketing, purchasing, research and development, and manufacturing workforce. The charge for severance was based upon the severance plan provisions communicated to employees. Headcount reductions began in the second quarter of 2001. Approximately one-half of the reductions will be completed by the end of September; approximately 80 percent will be completed by the end of the first 12 months following the merger. The corporation expects that approximately 66 percent of the employee-related costs will be expended in cash within the next two years, though the timing of severance payments is dependent upon employee elections. Expenditures with respect to employee-related costs associated with pension and postretirement benefit plans will occur over a much more extended period that is not currently determinable.

   The special charge included $605 million for the write-down of duplicate assets and facilities directly related to the merger, the loss on divestitures required to obtain regulatory approval for the merger, asset impairments and lease abandonment reserves. Duplicate assets consist principally of capitalized software costs, information technology equipment, research and development facilities and equipment, all of which were written off during the first quarter. The fair values of the impaired assets, which include production facilities and transportation equipment, were determined based on discounted cash flows and an appraisal, respectively. These components of the special charge will require limited future cash outlays, and will result in a decrease in annual depreciation of approximately $65 million.

   The following table summarizes the activity in the special charge reserve for the three months ended March 31, 2001:


In millions
        Opening      Additions       Charges Against       Balance at
        Balance     to Reserve           Reserve           Period End

           -           $1,275            $ (646)             $ 629


Note C - Commitments and Contingencies

   The corporation has two major agreements for the purchase of ethylene-related products and two other purchase agreements in the U.S. and Canada. The net present value of the fixed and determinable portion of obligations under these purchase commitments at March 31, 2001 totaled $170 million including one contract for the purchase of ethylene with Dow representing $132 million of this obligation.

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

   At March 31, 2001, the corporation had established environmental remediation accruals in the amount of $180 million. These accruals have two components, estimated future expenditures for site investigation and cleanup and estimated future expenditures for closure and postclosure activities. In addition, the corporation had environmental loss contingencies of $67 million.

   The corporation has sole responsibility for the remediation of approximately 40 percent of its environmental sites for which accruals have been established. These sites are well advanced in the investigation and cleanup stage. The corporation's environmental accruals at March 31, 2001 included $148 million for these sites, of which $38 million was for estimated future expenditures for site investigation and cleanup and $110 million was for estimated future expenditures for closure and postclosure activities. In addition, $51 million of the corporation's environmental loss contingencies related to these sites. The three sites with the largest total potential cost to the corporation are nonoperating sites. Of the above accruals, these sites accounted for $48 million, of which $10 million was for estimated future expenditures for site investigation and cleanup and $38 million was for estimated future expenditures for closure and postclosure activities. In addition, $34 million of the above environmental loss contingencies related to these sites.

   The corporation does not have sole responsibility at the remainder of its environmental sites for which accruals have been established. All of these sites are in the investigation and cleanup stage. The corporation's environmental accruals at March 31, 2001 included $32 million for estimated future expenditures for site investigation and cleanup at these sites. In addition, $16 million of the corporation's environmental loss contingencies related to these sites. The largest two of these sites are also nonoperating sites. Of the above accruals, these sites accounted for $10 million for estimated future expenditures for site investigation and cleanup. In addition, $2 million of the above environmental loss contingencies related to these sites.

   In 2000, worldwide expenses related to environmental protection for compliance with federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, totaled $104 million. Expenses in 1999 and 1998 were $118 million and $91 million, respectively. While estimates of the costs of environmental protection for 2001 are necessarily imprecise, the corporation estimates that these expenses will approximate the average of the last three years.

   The corporation severally guaranteed up to approximately
   $122 million at March 31, 2001 of EQUATE Petrochemical
   Company K.S.C.'s ("EQUATE") debt and working capital financing needs. The corporation has also severally guaranteed certain sales volume targets until EQUATE's sales capabilities are proved.
   In addition, the corporation has pledged its shares in EQUATE as security for EQUATE's debt. The corporation has political risk insurance coverage for its equity investment and a majority of its guarantee of EQUATE's debt.

   The corporation had additional contingent obligations at March 31, 2001 totaling $69 million, of which $26 million related to guarantees of debt.

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

   The corporation has recorded nonenvironmental litigation accruals of $164 million and related insurance recovery receivables of $142 million. At March 31, 2001, the corporation had nonenvironmental litigation loss contingencies of $69 million.

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

Note D - Accounting Changes

   In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or accumulated other comprehensive loss, depending on the uses of the derivatives and whether they qualify for hedge accounting. This Statement, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The corporation adopted the provisions of Statement No. 133, as amended, on January 1, 2001. Due to the corporation's limited use of financial instruments to manage its exposure to market risks, primarily related only to changes in foreign currency exchange rates, the adoption of Statement No. 133 on January 1, 2001 did not have a material effect on the corporation's financial position or results of operations.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H of Form 10-Q, this section includes only management's narrative analysis of the results of operations for the three months ended March 31, 2001, the most recent period, and the three months ended March 31, 2000, the same period in the year immediately preceding it.

On February 6, 2001, the corporation merged with a wholly owned subsidiary of Dow. As a result of the merger, each share of Union Carbide common stock outstanding immediately prior to the merger was exchanged for 1.611 shares of Dow common stock and Union Carbide became a wholly owned subsidiary of Dow. The merger received clearance from the U.S. Federal Trade
Commission, the European Commission and the Canadian Competition
Bureau, subject to the divestiture of certain assets and the contribution of UNIPOL (trademark symbol) polyethylene technology licensing and polyethylene conventional catalyst businesses of the corporation to its joint venture Univation Technologies, LLC. The transaction is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes and has been accounted for under the pooling-of-interests method of accounting.

Results of Operations

The corporation reported a first quarter net loss of $871 million. Results of operations were impacted by a special charge of $1,275 million ($838 million after tax) related to the merger of the corporation into a subsidiary of Dow. Net income for the first quarter of 2000 was $97 million.

Consolidated net sales for the first three months of 2001 were $1,536 million, a decrease of 5 percent compared with net sales of $1,617 million for the same three months of 2000. The decline in net sales reflects a 4 percent increase in average selling prices coupled with a 9 percent decrease in volume. Throughout
2000, the chemical industry slowly increased average selling prices in response to a dramatic increase in raw material costs. Volume declines occurred in most businesses including ethylene oxide/glycol, where weak volume and high ethylene costs led to the temporary shutdown of production at the corporation's ethylene glycol facility in Prentiss, Alberta, Canada, and butanol and vinyl acetate, where low demand and negative product margins caused the corporation to temporarily cease production.

Although net sales declined 5 percent in the first quarter of 2001 compared with the first quarter of 2000, cost of sales increased by $74 million, or 5 percent. This was the result of a continued increase in the cost of oil and natural gas-related raw materials and energy which began in the early part of 2000 and continued into the first quarter of 2001. Due to competitive pressures, the corporation was unable to increase average selling prices in order to totally offset the effect of these rising raw material costs. Therefore, the corporation's gross margin, as a percent of sales, declined to 3.9 percent for the first quarter of 2001 compared with a gross margin of 13.3 percent for the same quarter of 2000.

Declines of $12 million and $9 million in research and development and selling, general and administrative expenses, respectively, are primarily the result of decreases in accruals for employee incentive plans coupled with synergies associated with the integration into Dow.

In the first quarter of 2001, pretax costs of $1,275 million were recorded for merger-related expenses and restructuring. These costs included transaction costs, employee severance, and the write-down of duplicate assets and facilities. For further details, see Note B to the corporation's consolidated financial statements included in this Quarterly Report on Form 10-Q.

Equity in earnings of nonconsolidated affiliates decreased from $42 million in the first quarter of 2000 to $12 million in the same quarter of 2001. This decline primarily related to decreased earnings at UOP LLC ("UOP") and EQUATE coupled with additional pre-operating expenses related to the corporation's Malaysian joint ventures, the OPTIMAL Group, offset by lower losses for the Aspell Polymere SNC joint venture in France. Additionally, the first quarter of 2001 was affected by the absence of earnings from Polimeri Europa, which was required to be divested as part of the merger clearance from the European Union. UOP's earnings continue to be negatively impacted by the slowdown of projects in the oil and gas industry which the venture services. Additionally, temporary outages at EQUATE's facility in Kuwait resulted in lower than anticipated production thereby causing a decrease in sales volume for the first quarter of 2001 compared with the sales volume in the first quarter of 2000.

Interest income of $2 million in the first quarter of 2001 declined $14 million from the $16 million reported for the first quarter of 2000. This was primarily the result of $15 million in interest income associated with a tax refund which was received in the first quarter of 2000.

Interest expense increased $14 million for the three month period ended March 31, 2001 as compared with the same three month period of 2000. This increase was primarily the result of greater average short-term debt outstanding during 2001 compared with 2000 combined with decreases in capitalized interest from the prior year's first quarter. Capitalized interest for the first quarter of 2000 related primarily to the corporation's olefins and polyethylene projects in Canada, both of which were completed in the second half of 2000.


Environmental

Estimates of future expenses related to environmental protection for compliance with federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, have not changed materially since December 31, 2000. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. The corporation's environmental exposures are discussed in more detail in Note C to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Accounting Changes

See Note D to the consolidated financial statements included in this Quarterly Report on Form 10-Q.


Item 3:  Qualitative and Quantitative Disclosure About Market Risk

Omitted pursuant to General Instruction H of Form 10-Q.

                   Part II. Other Information

Item 1.  Legal Proceedings

          See Note C to the corporation's consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K
          (a)   Exhibits.

                No exhibits are filed pursuant to this item.


          (b) The corporation filed the following current reports on Form 8-K for the three months ended March 31, 2001:

                1. Current Report on Form 8-K dated January 18, 2001,
                   contained the corporation's January 18, 2001 press release announcing the corporation's anticipated earnings for the fourth quarter and year ended December 31, 2000.

                2. Current Report on Form 8-K dated January 29, 2001,
                   contained the corporation's January 29, 2001 press release announcing the corporation's complete earnings statement for the fourth quarter and year ended December 31, 2000.

                3. Current Report on Form 8-K dated February 6, 2001,
                   contained the corporation's February 6, 2001 press release announcing it had completed the merger with a wholly owned subsidiary of The Dow Chemical Company. Additionally, the companies announced the amounts, record dates and payable dates of the pro rata dividends that would be paid to shareholders of The Dow Chemical Company and the corporation.

                4. Current Report on Form 8-K dated February 20, 2001,
                   contained a description required under Item 1 of Form 8-K regarding the corporation's change of control with regard to its merger into a subsidiary of The
                   Dow Chemical Company.

                5. Current Report on Form 8-K dated March 15, 2001,
                   contained requirements under Item 4 of Form 8-K regarding the corporation's change in Independent Auditors.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Union Carbide Corporation
                                     (Registrant)




Date: May 15, 2001              By:  /s/ Frank H. Brod
                                     Frank H. Brod
                                     Vice President & Controller
                                     The Dow Chemical Company
                                     Authorized Representative of
                                     Union Carbide Corporation