Form 10-Q
period 2001-06-30
UNION CARBIDE CORP /NEW/
filed 2001-08-14
CIK 100790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D C  20549
                                  FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 2001

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
             For the transition period from                to


                         Commission File Number 1-1463

                           UNION CARBIDE CORPORATION
                    A Subsidiary of The Dow Chemical Company
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


At July 31, 2001, 1,000 shares of common stock were outstanding, all of which were held by the registrant's parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

       Total number of sequentially numbered pages in this filing, including exhibits thereto:  20

                          Union Carbide Corporation
                  (a Subsidiary of The Dow Chemical Company)


                             Table of Contents


                                                                  PAGE
Part I.  Financial Information
 Item 1.    Financial Statements
               Consolidated Statements of Income                    3
               Consolidated Balance Sheets                          4
               Consolidated Statements of Cash Flows                6
               Consolidated Statements of Comprehensive Income      7
               Notes to Consolidated Financial Statements           8

 Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 14

 Item 3.    Quantitative and Qualitative Disclosure About
               Market Risk                                         16

Part II.  Other Information

 Item 1.   Legal Proceedings                                       17

 Item 6.   Exhibits and Reports on Form 8-K                        17

Signature                                                          18





Cautionary statement: All statements in this Quarterly Report on Form 10-Q that do not reflect historical information are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (as amended). Forward-looking statements include statements concerning plans, including those regarding the integration of the corporation with and into The Dow Chemical Company ("Dow"); capital expenditures; environmental accruals; anticipated future events; interest rate and currency risk management; ongoing and planned capacity additions and other expansions; joint ventures; Management's Discussion and Analysis of Financial Condition and Results of Operations, and any other statements that do not reflect historical information. Such forward-looking statements are subject to risks and uncertainties. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include the supply/demand balance for the corporation's products; competitive pricing pressures; raw material availability and costs; changes in industry production capacities and operating rates; currency exchange rates; global economic conditions; competitive technology positions; failure by the corporation to achieve technology objectives or complete projects on schedule and on budget, and an inability to obtain new customers or retain existing ones. Accordingly, there is no assurance that the corporation's expectations will be realized. The corporation assumes no obligation to provide revisions to any forward-looking statements should circumstances change.

                        PART I. FINANCIAL INFORMATION
Item 1:  Financial Statements:

                 Union Carbide Corporation and Subsidiaries
                      Consolidated Statements of Income





                                                       Three Months Ended      Six Months Ended
                                                       June 30,   June 30,    June 30,   June 30,
In millions (Unaudited)                                  2001       2000        2001       2000


Net trade sales                                        $ 1,166    $ 1,674     $ 2,702     $ 3,291
Net sales to related companies                             530          -         530           -
     Total Net Sales                                   $ 1,696    $ 1,674     $ 3,232     $ 3,291

 Cost of sales                                           1,549      1,436       3,025       2,838
 Research and development expenses                          34         58          80         116
 Selling, general and administrative expenses               52         59         107         123
 Amortization of intangibles                                 4          3           7           7
 Merger-related expenses and restructuring                 (13)         -       1,262           -
 Insurance and finance company
   operations, pretax income (loss)                         (2)         4          (1)          5
 Equity in earnings of nonconsolidated affiliates           11         52          23          94
 Sundry income - net                                        25         29          24          36

Earnings (Loss) Before Interest, Income Taxes, and
     Minority Interests                                    104        203      (1,203)        342

 Interest income                                             2          3           4          19
 Interest expense and amortization of debt discount         47         45          98          82

Income (Loss) Before Income Taxes and Minority Interests    59        161      (1,297)        279

 Provision (benefit) for income taxes                       18         29        (468)         49
 Minority interests' share in income                         2          2           3           3

Net Income (Loss)                                      $    39    $   130     $  (832)   $    227




Depreciation                                           $   111    $    99     $   211    $    197


Capital Expenditures                                   $    25    $   127     $    59    $    322




See Notes to Consolidated Financial Statements.


                   Union Carbide Corporation and Subsidiaries
                           Consolidated Balance Sheets


                                                            June 30,  Dec. 31,
In millions (Unaudited)                                       2001      2000
Assets
Current Assets
  Cash and cash equivalents                                  $    40    $   63
  Marketable securities                                            -        74
  Accounts and notes receivable:
       Trade (net of allowance for doubtful receivables -
                   2001: $14; 2000: $11)                         457       897
       Related companies                                         665         -
       Other                                                     516       137
  Inventories:
       Finished and work in process                              290       557
       Materials and supplies                                    177       193
  Deferred income tax assets - current                           514       142
  Other current assets                                            11       113

  Total current assets                                         2,670     2,176

Investments
  Investment in nonconsolidated affiliates                       840     1,008
  Other investments                                              311        97
  Noncurrent receivables                                         191       154

  Total investments                                            1,342     1,259

Property
  Property                                                     9,153     9,361
  Less accumulated depreciation                                5,326     4,840

  Net property                                                 3,827     4,521

Other Assets
  Goodwill (net of accumulated amortization -
       2001: $43; 2000: $54)                                      35        41
  Deferred charges and other assets                              348       349

  Total other assets                                             383       390

Total assets                                                 $ 8,222   $ 8,346





See Notes to Consolidated Financial Statements.


                   Union Carbide Corporation and Subsidiaries
                           Consolidated Balance Sheets


                                                            June 30,  Dec. 31,
In millions (Unaudited)                                       2001      2000
Liabilities and Stockholders' Equity
Current Liabilities
  Notes payable:
       Related companies                                     $ 1,391    $     -
       Other                                                      32      1,171
  Long-term debt due within one year                               1          7
  Accounts payable:
       Trade                                                     357        703
       Related companies                                         332          -
       Other                                                      43         67
  Income taxes payable                                            47          -
  Deferred income tax liabilities - current                       13          -
  Accrued and other current liabilities                          275        352

  Total current liabilities                                    2,491      2,300

Long-Term Debt                                                 1,744      1,748

Other Noncurrent Liabilities
  Deferred income tax liabilities - noncurrent                   299        278
  Pension and other postretirement benefits -
       noncurrent                                                685        492
  Other noncurrent obligations                                 1,196        834

  Total other noncurrent liabilities                           2,180      1,604

Minority Interest in Subsidiaries                                 43         40

Stockholders' Equity
  Common stock - issued - 1,000 shares
                (158,994,683 shares in 2000)                       -        159
  Additional paid-in capital                                       -        217
  Unearned ESOP shares                                           (50)       (50)
  Retained earnings                                            2,079      3,572
  Accumulated other comprehensive loss                          (265)      (224)
  Treasury stock, at cost - no shares
                (23,431,939 shares in 2000)                        -     (1,020)

  Total stockholders' equity                                   1,764      2,654

Total Liabilities and Stockholders' Equity                   $ 8,222    $ 8,346





See Notes to Consolidated Financial Statements.



                   Union Carbide Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                           Six Months Ended June 30,
In millions (Unaudited)                                         2001       2000
Operating Activities
  Net income (loss)                                        $    (832)    $ 227
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                              218       204
      Provision (credit) for deferred income taxes              (334)       58
      Undistributed earnings of nonconsolidated affiliates       (14)      (57)
      Minority interests' share in income                          3         3
      Other net gain                                             (39)      (54)
      Merger-related expenses and restructuring                1,028         -
      Tax benefit-nonqualified stock options exercises             4         6
  Changes in assets and liabilities that provided
    (used) cash:
      Accounts and notes receivable                              110       (24)
      Related company receivables                               (799)        -
      Inventories                                                209       (63)
      Accounts payable                                          (417)        9
      Related company payables                                   512         -
      Other assets and liabilities                              (160)      (45)

  Cash provided by (used in) operating activities               (511)      264

 Investing Activities
  Capital expenditures                                           (59)     (322)
  Proceeds from sales of property                                  -         8
  Investments in nonconsolidated affiliates                      (63)     (135)
  Proceeds from sale of nonconsolidated affiliate                180         -
  Proceeds from the sale of investments                           96        65
  Purchase of investments                                        (90)      (38)

  Cash provided by (used in) investing activities                 64      (422)

 Financing Activities
  Change in short-term notes payable                            (939)      330
  Change in notes payable to related companies                 1,391         -
  Repayments of long-term debt                                    (5)     (114)
  Purchases of treasury stock                                     (1)        -
  Proceeds from sales of common stock                              6        20
  Dividends paid to stockholders                                 (28)      (61)

  Cash provided by financing activities                          424       175

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                                -         1

Summary
  Increase (decrease) in cash and cash equivalents               (23)       18
  Cash and cash equivalents, beginning-of-period                  63        41

Cash and cash equivalents, end-of-period                       $  40     $  59



See Notes to Consolidated Financial Statements.

                         Union Carbide Corporation and Subsidiaries
                       Consolidated Statements of Comprehensive Income



                                                       Three Months Ended      Six Months Ended
                                                       June 30,   June 30,    June 30,   June 30,
In millions (Unaudited)                                  2001       2000        2001       2000
Net income (loss)                                      $    39    $   130    $   (832)  $   227
Other comprehensive income (loss), net of tax:
  Unrealized gains and losses on investments                (2)         -          (3)        4
  Cumulative translation adjustments                        41        (25)        (38)      (35)

Comprehensive income (loss)                            $    78    $   105    $   (873)  $   196



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

Condensed Summary of Significant Accounting Policies:

Business and Geographic Segment Information - Effective with the merger of the corporation into a wholly owned subsidiary of Dow (the "Dow Merger"), the corporation's business activities were fully integrated with those of Dow and are no longer operated as separate business units. Dow conducts its worldwide operations through global businesses which extend beyond the boundaries of both geography and legal entities. This results in the corporation's business activities comprising fully integrated components of Dow's global businesses rather than stand-alone operations. Because there are no separable reportable business segments for the corporation under Statement of Financial Accounting Standards ("Statement") No. 131, "Disclosures about Segments of an Enterprise and Related Information," and the information used by the chief operating decision maker regarding the corporation's operations relates to the corporation in its entirety, the corporation's results are reported as a single operating segment. Prior to the Dow Merger, the corporation was managed as two separate business segments, Specialties and Intermediates and Basic Chemicals and Polymers, as well as a non-operating segment ("Other"). Prior periods have been restated to conform to the current period's presentation.


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

Contemporaneous with the merger, certain rights vested and stock units equivalent of Union Carbide common stock were converted into stock units equivalent of Dow common stock under various employee benefit and incentive plans, such as the ESOP Plan, the 1997 Union Carbide Long-Term Incentive Plan and the deferred compensation plan.

On February 23, 2001, the corporation cancelled its unused $1 billion major bank credit agreement.

In order to satisfy the European Commission's condition for approval of the merger, the corporation divested its 50-percent interest in Polimeri Europa S.r.l. ("Polimeri Europa") to EniChem S.p.A. in April 2001.

On March 29, 2001, Dow's management made certain decisions relative to employment levels, duplicate assets and facilities and excess capacity resulting from the merger of the corporation into a subsidiary of Dow. These decisions were based on Dow management's assessment of the actions necessary to achieve synergies as the result of the merger. The economic effects of these decisions, combined with merger-related transaction costs and certain asset impairments, resulted in a pretax special charge in the first quarter of $1,275 million which was reduced by $13 million in the second quarter. The following table shows the major components of the special charge:

          In millions
          Transaction costs                          $   41
          Labor-related costs                           616
          Write-down of assets and facilities           605
          Total                                      $1,262

Transaction costs of $41 million consisted primarily of investment banking, legal and accounting fees, all of which had been paid at March 31, 2001.

Employee-related costs consisted predominantly of provisions for employee severance, change of control obligations, medical and retirement benefits, and outplacement services. Dow's integration plans include a workforce reduction of approximately 4,500 people, primarily from the corporation's administrative, marketing, purchasing, research and development, and manufacturing workforce. The charge for severance was based upon the severance plan provisions communicated to employees. Headcount reductions began in the second quarter of 2001. More than one-half of the reductions will be completed by the end of September; approximately 80 percent will be completed by the end of the first 12 months following the merger. The corporation expects that approximately 66 percent of the employee-related costs will be expended in cash within the next two years, though the timing of severance payments is dependent upon employee elections. Expenditures with respect to employee-related costs associated with pension and postretirement benefit plans will occur over a much more extended period that is not currently determinable.

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

As of June 30, 2001, severance of $261 million had been paid to 1,344 former employees.

The following table summarizes the activity in the special charge reserve for the three month periods ended March 31, 2001 and June 30, 2001:

     In millions
                         Additions   Charges
               Opening      To       Against      Balance at
      Quarter  Balance   Reserve     Reserve      Period End
       1Q01        -     $1,275      $ 646         $ 629
       2Q01    $ 629        (13)       158           458


Note C - Commitments and Contingencies

The corporation has two major agreements for the purchase of ethylene-related products and two other purchase agreements in the U.S. and Canada. The net present value of the fixed and determinable portion of obligations under these purchase commitments at June 30, 2001 totaled $172 million including one contract for the purchase of ethylene from Dow representing $134 million of this obligation.

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

At June 30, 2001, the corporation had established environmental remediation accruals in the amount of $173 million. These accruals have two components, estimated future expenditures for site investigation and cleanup and estimated future expenditures for closure and postclosure activities. In addition, the corporation had environmental loss contingencies of $64 million.

The corporation has sole responsibility for the remediation of approximately 40 percent of its environmental sites for which accruals have been established. These sites are well advanced in the investigation and cleanup stage. The corporation's environmental accruals at June 30, 2001 included $141 million for these sites, of which $36 million was for estimated future expenditures for site investigation and cleanup and $105 million was for estimated future expenditures for closure and postclosure activities. In addition, $49 million of the corporation's environmental loss contingencies related to these sites. The three sites with the largest total potential cost to the corporation are nonoperating sites. Of the above accruals, these sites accounted for $44 million, of which $9 million was for estimated future expenditures for site investigation and cleanup and $35 million was for estimated future expenditures for closure and postclosure activities. In addition, $32 million of the above environmental loss contingencies related to these sites.

The corporation does not have sole responsibility at the remainder of its environmental sites for which accruals have been established. All of these sites are in the investigation and cleanup stage. The corporation's environmental accruals at June 30, 2001 included
$32 million for estimated future expenditures for site investigation and cleanup at these sites. In addition, $15 million of the corporation's environmental loss contingencies related to these sites. The largest two of these sites are also nonoperating sites. Of the above accruals, these sites accounted for $10 million for estimated future expenditures for site investigation and cleanup. In addition, $2 million of the above environmental loss contingencies related to these sites.

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

The corporation severally guaranteed up to approximately $54 million at June 30, 2001 of EQUATE Petrochemical Company K.S.C.'s ("EQUATE") debt and working capital financing needs. The corporation has also severally guaranteed certain sales volume targets until EQUATE's sales capabilities are proved. In addition, the corporation has pledged its shares in EQUATE as security for EQUATE's debt. The corporation has political risk insurance coverage for its equity investment and a majority of its guarantee of EQUATE's debt.

The corporation had additional contingent obligations at June 30, 2001 totaling $66 million, of which $26 million related to guarantees of debt.

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

The corporation has recorded nonenvironmental litigation accruals of $172 million and related insurance recovery receivables of $141 million. At June 30, 2001, the corporation had nonenvironmental litigation loss contingencies of $59 million.

While it is not possible at this time to determine with certainty the ultimate outcome of any of the legal proceedings and claims referred to in this note, management believes that adequate provisions have been made for probable losses with respect thereto and that such ultimate outcome, after provisions therefor, will not have a material adverse effect on the consolidated financial position of the corporation, but could have a material effect on consolidated results of operations in a given quarter or year. Should any losses be sustained in connection with any of such legal proceedings and claims in excess of provisions therefor, they will be charged to income when determinable.


Note D - Exchange of Assets with Related Companies

Effective June 30, 2001, the corporation contributed all of its ownership interests in several wholly owned entities in Europe and Latin America to wholly owned subsidiaries of Dow. In return for the contribution of interests, the corporation received stock in the acquiring company equal to the book value of the net assets that the corporation contributed.
The corporation's percentage ownership in these entities ranges from 10 to 15 percent. These investments have been accounted for using the cost method of accounting and have been included in "Other investments" on the balance sheet. The following chart reflects the combined book value of these entities on the effective date:

In millions
Balance Sheet Data
Current assets                                                  $496
Non-current assets                                               123
    Total assets                                                $619

Current liabilities                                             $454
Non-current liabilities                                            5
    Total liabilities                                           $459

Net assets                                                      $160

Income Statement Data
Sales                                                           $455
EBIT                                                            $147
Net Income                                                      $138

Income statement data represents amounts included in the corporation's consolidated results for the six months ended June 30, 2001.

The corporation will continue to integrate into the Dow organization over the next several months in order to realize synergies of the merger.

Note E - Sale of Receivables

During the second quarter of 2001, the corporation sold $300 million in trade receivables to a third party. In those sales, Dow will be providing the servicing responsibilities. The third party has no recourse against the corporation for receivables which are in default. In the second quarter of 2001, the corporation recorded a pretax loss of $0.7 million on the sale of these receivables.

Note F - Liquidation of LIFO Inventory

During the quarter ended June 30, 2001, certain inventory quantities were reduced which resulted in a liquidation of certain LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation was to decrease cost of goods sold by $51 million and increase after-tax earnings by $33 million.

Note G - Accounting Changes

In 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities."
It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or accumulated other comprehensive loss, depending on the uses of the derivatives and whether they qualify for hedge accounting. This Statement, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June
15, 2000. The corporation adopted the provisions of Statement No. 133, as amended, on January 1, 2001. Due to the corporation's limited use of financial instruments to manage its exposure to market risks, primarily related only to changes in foreign currency exchange rates, the adoption of Statement No. 133 on January 1, 2001 did not have a material effect on the corporation's financial position or results of operations.

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

In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." These Statements replace Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and APB Opinion No. 17, "Intangible Assets," respectively.
Under Statement No. 141 all business combinations initiated after June 30, 2001 are accounted for using only the purchase method. Statement No. 142 is effective for fiscal years beginning after December 15, 2001. Under this Statement, goodwill will not be amortized, but will be subject to impairment testing. The corporation is currently assessing the impact of adopting these Statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H of Form 10-Q, this section includes only management's narrative analysis of the results of operations for the three and six month periods ended June 30, 2001, the most recent periods, and the three and six month periods ended June 30, 2000, the same periods in the year immediately preceding it.

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

In order to realize synergies of the merger, on June 30, 2001, the corporation contributed all of its ownership interests in several wholly owned entities in Europe and Latin America to wholly owned subsidiaries of Dow. In return for the contribution of interests, the corporation received stock in each acquiring company equal to the book value of the net assets that the corporation contributed. The corporation's percentage ownership in these entities ranges from 10 to 15 percent. For further details, see Note D to the corporation's consolidated financial statements included in this Quarterly Report on Form 10-Q. Further integration of the corporation with and into the Dow organization is expected to occur over the next several months.


Results of Operations

The corporation reported net income of $39 million for the second quarter of 2001, compared with $130 million for the same quarter of 2000. Net loss for the first half of 2001 was $832 million, compared with net income of $227 for the same half of 2000. In the first half of 2001, results of operations were impacted by a special charge of $1,262 million ($829 million after tax) related to the merger of the corporation into a subsidiary of Dow.

The first half of 2001 proved to be one of the most challenging periods ever for the North American chemical industry and for the corporation. Total net sales for the second quarter of 2001 increased 1 percent to $1,696 million from $1,674 million in the second quarter of 2000. However, net trade sales for the second quarter of 2001 declined 29 percent from $1,674 million in the second quarter of 2000 to $1,166 million in the second quarter of 2001. Net trade sales for the first half of 2001, compared with the same half of 2000, decreased 18 percent from $3,291 million to $2,702 million. In the second quarter of 2001, the corporation commenced selling product to its parent company, Dow. The effect of the related company sales accounted for the majority of the decline in trade sales, primarily in volume, for both the quarterly and year-to-date periods. Volume was also negatively impacted by the supply/demand imbalances within the chemical industry. The most significant volume decline occurred in ethylene oxide/glycol, where weak demand and high ethylene costs led to the temporary shutdown of production at the corporation's ethylene glycol facility in Prentiss, Alberta, Canada, during the first half of the year. In comparison with the same periods in 2000, overall average selling prices for the current quarter were down 1 percent while, for the six month period, average selling prices increased 2 percent. Average selling prices in products such as oxide derivatives, industrial chemicals, and organic intermediates, solvents and monomers reported the majority of the increases; however, these increases were partly offset by declines in the corporation's more basic chemicals and plastics, such as ethylene oxide/glycol, polyethylene and polypropylene.

Although total net sales remained relatively flat for the second quarter and first six months of 2001 compared with 2000, cost of sales increased by $113 million, or 8 percent, and $187 million, or 7 percent, for the same periods, respectively. While the cost of oil and natural gas-related raw materials and energy dropped from the first quarter 2001 levels, total costs were higher for the three and six month periods ended June 30, 2001 as compared with the same periods in the prior year. Gross margin was 8.7 percent for the second quarter of 2001, a decline from 14.2 percent for the same period in 2000. For the first six months of 2001, gross margin was 6.4 percent compared with 13.8 percent for the same period last year. Sales to Dow, in the second quarter of 2001, were made at cost-to-produce realizing no profit. Additionally, competitive pressures in most products prevented the corporation from raising average selling prices enough to totally offset the increase in raw material costs that the company experienced throughout 2000 and the beginning of 2001. Some margin improvement in the second quarter of 2001 was obtained by producing a greater volume of polyethylene at the corporation's new Canadian plant, where raw material cost is advantaged.

Research and development and selling, general and administrative expenses declined $24 million and $7 million, respectively, for the second quarter of 2001 compared with the same quarter of 2000. For the first half of 2001, compared with the same half of 2000, research and development, and selling, general and administrative expenses declined $36 million and $16 million, respectively. These declines are primarily the result of decreases in accruals for employee incentive plans coupled with synergies associated with the integration of the corporation into Dow.

In the first half of 2001, pretax costs of $1,262 million were recorded for merger-related expenses and restructuring. These costs, the majority of which were recorded in the first quarter, included transaction costs, employee severance, and the write-down of duplicate assets and facilities. For further details, see Note B to the corporation's consolidated financial statements included in this Quarterly Report on Form 10-Q.

Equity in earnings of nonconsolidated affiliates decreased from $52 million in the second quarter of 2000 to $11 million in the same quarter of 2001 while earnings for the first six months declined from $94 million in 2000 to $23 million in 2001. These declines principally reflect the absence of earnings from Polimeri Europa, which was required to be divested as part of the merger clearance from the European Union. Additionally, decreased earnings at UOP LLC ("UOP") and EQUATE were partly offset by lower losses related to Aspell Polymeres SNC. UOP's earnings continue to be negatively impacted by the slowdown of projects in the oil and gas industry which the venture services. EQUATE's earnings reflect weaker market conditions for ethylene derivatives as compared with the same periods last year.

Sundry income - net for the second quarter and first six months of 2000 included an $18 million ($11 million after tax) gain on shares received and sold in connection with the demutualization of Metropolitan Life Insurance Company a provider of certain employee benefit programs for the corporation.

Interest income for the second quarter of 2001 remained relatively flat with the second quarter of 2000. However, interest income of $4 million in the first half of 2001 declined $15 million from the $19 million reported for the first half of 2000. The decline in the first half amount was primarily the result of $15 million in interest income associated with a tax refund which was received in the first quarter of 2000.

Although interest expense for the quarter ended June 30, 2001 was comparable to the same period in 2000, interest expense for the first half of 2001 increased $16 million as compared with the first half of 2000. The majority of the year-to-date increase represented a decline in capitalized interest from the prior year's first half. Capitalized interest for the first six months of 2000 related primarily to the corporation's olefins and polyethylene projects in Canada, both of which were completed in the second half of 2000.


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

Accounting Changes

See Note G to the consolidated financial statements included in this Quarterly Report on Form 10-Q.





Item 3:  Qualitative and Quantitative Disclosure About Market Risk

Omitted pursuant to General Instruction H of Form 10-Q.

                      Part II. Other Information

Item 1.  Legal Proceedings

         See Note C to the corporation's consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K
         (a)   Exhibits.

               3.1 Certificate of Change of Union Carbide Corporation Under Section 805-A of the Business Corporation Law, dated April 27, 2001.


         (b)   Reports on Form 8-K.

               No Current Reports on Form 8-K were filed during this period.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Union Carbide Corporation
                                                  (Registrant)




Date: August 14, 2001                   By:  /s/ Frank H. Brod
                                             Frank H. Brod
                                             Vice President & Controller
                                             The Dow Chemical Company
                                             Authorized Representative of
                                             Union Carbide Corporation