Form 10-Q
period 2001-09-30
UNION CARBIDE CORP /NEW/
filed 2001-11-06
CIK 100790

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D C 20549


                                    FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


At October 31, 2001, 1,000 shares of common stock were outstanding, all of which were held by the registrant's parent, The Dow Chemical Company.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(A) AND (B) FOR FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH A REDUCED DISCLOSURE FORMAT.

           Total number of sequentially numbered pages in this filing, including exhibits thereto: 21

                          UNION CARBIDE CORPORATION
                  (A SUBSIDIARY OF THE DOW CHEMICAL COMPANY)


                             Table of Contents

--------------------------------------------------------------------------------
                                                                  PAGE
PART I.  FINANCIAL INFORMATION
 Item 1.    Financial Statements
               Consolidated Statements of Income                    3
               Consolidated Balance Sheets                          4
               Consolidated Statements of Cash Flows                6
               Consolidated Statements of Comprehensive Income      7
               Notes to Consolidated Financial Statements           8

 Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 16

 Item 3.    Quantitative and Qualitative Disclosures About
               Market Risk                                         19

PART II.  OTHER INFORMATION

 Item 1.   Legal Proceedings                                       20

 Item 6.   Exhibits and Reports on Form 8-K                        20

SIGNATURE                                                          21

--------------------------------------------------------------------------------

                        PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------
ITEM 1:  FINANCIAL STATEMENTS:
--------------------------------------------------------------------------------


                   UNION CARBIDE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                       Three Months Ended     Nine Months Ended
                                                      --------------------   -------------------
                                                       Sept. 30,  Sept. 30,   Sept. 30, Sept. 30,
In Millions (Unaudited)                                  2001       2000        2001       2000
-----------------------------------------------------  --------   --------    --------   --------

Net trade sales                                        $   827    $ 1,637     $ 3,529     $ 4,928
Net sales to related companies                             350          -         880           -
                                                       -------    -------     -------     -------
     Total Net Sales                                   $ 1,177    $ 1,637     $ 4,409     $ 4,928

 Cost of sales                                           1,114      1,494       4,139       4,332
 Research and development expenses                          32         51         112         167
 Selling, general and administrative expenses               31         57         138         180
 Amortization of intangibles                                 1          4           8          11
 Merger-related expenses and restructuring                   -          -       1,262           -
 Insurance and finance company
   operations, pretax income (loss)                         (2)        10          (3)         15
 Equity in earnings of nonconsolidated affiliates           19         27          42         121
 Sundry income (expense) - net                               7         (4)         31          32
                                                       -------    -------     -------     -------

Earnings (Loss) Before Interest, Income Taxes, and
     Minority Interests                                     23         64      (1,180)        406
                                                       -------    -------     -------    --------

 Interest income                                             3          3           7          22
 Interest expense and amortization of debt discount         45         35         143         117
                                                       -------    -------     -------    --------

Income (Loss) Before Income Taxes and Minority Interests   (19)        32      (1,316)        311

 Provision (benefit) for income taxes                       (8)         -        (476)         49
 Minority interests' share in income                         1          3           4           6
                                                       -------    -------     -------    --------

Net Income (Loss)                                      $   (12)   $    29     $  (844)   $    256
                                                       =======    =======     =======    ========


Depreciation                                           $    91    $    96     $   302    $    293
                                                       =======    =======     =======    ========


Capital Expenditures                                   $    16    $    75     $    75    $    397
                                                       =======    =======     =======    ========


--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                       UNION CARBIDE CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                                             Sept. 30,   Dec. 31,
  In Millions (Unaudited)                                      2001        2000
--------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                                   $   30     $   63
  Marketable securities                                           --         74
  Accounts and notes receivable:
       Trade (net of allowance for doubtful receivables -
                    2001: $13; 2000: $11)                        317        897
       Related companies                                         824         --
       Other                                                     614        137
  Inventories:
       Finished and work in process                              284        557
       Materials and supplies                                    152        193
  Deferred income tax assets - current                           348        142
  Other current assets                                            --        113
                                                              ------     ------

  Total current assets                                         2,569      2,176
                                                              ------     ------

Investments
  Investment in nonconsolidated affiliates                       595      1,008
  Other investments                                              298         97
  Noncurrent receivables                                         527        154
                                                              ------     ------

  Total investments                                            1,420      1,259
                                                              ------     ------

Property
  Property                                                     8,736      9,361
  Less accumulated depreciation                                5,110      4,840
                                                              ------     ------

  Net property                                                 3,626      4,521

Other Assets
  Goodwill (net of accumulated amortization -
       2001: $49; 2000: $54)                                      28         41
  Deferred charges and other assets                              371        349
                                                              ------     ------

  Total other assets                                             399        390
                                                              ------     ------

Total assets                                                  $8,014     $8,346
                                                              ======     ======



--------------------------------------------------------------------------------

  See Notes to Consolidated Financial Statements.

                   UNION CARBIDE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                               Sept. 30,    Dec. 31,
  In Millions (Unaudited)                        2001         2000
--------------------------------------------------------------------------------
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable:
       Related companies                        $ 1,214     $    --
       Other                                         21       1,171
  Long-term debt due within one year                  2           7
  Accounts payable:
       Trade                                        327         703
       Related companies                            537          --
       Other                                         46          67
  Income taxes payable                               63          --
  Deferred income tax liabilities - current           5          --
  Accrued and other current liabilities             249         352
                                                -------    --------

  Total current liabilities                       2,464       2,300
                                                -------    --------

Long-Term Debt                                    1,744       1,748
                                                -------    --------

Other Noncurrent Liabilities
    Deferred income tax liabilities - noncurrent    261         278
    Pension and other postretirement benefits -
       noncurrent                                   693         492
    Other noncurrent obligations                  1,063         834
                                                -------    --------

  Total other noncurrent liabilities              2,017       1,604
                                                -------    --------

Minority Interest in Subsidiaries                     9          40
                                                -------    --------

Stockholders' Equity
  Common stock - issued - 1,000 shares
                (158,994,683 shares in 2000)         --         159
  Additional paid-in capital                         --         217
  Unearned ESOP shares                              (50)        (50)
  Retained earnings                               2,067       3,572
  Accumulated other comprehensive loss             (237)       (224)
  Treasury stock, at cost - no shares
                (23,431,939 shares in 2000)          --      (1,020)
                                                -------    --------

  Total stockholders' equity                      1,780       2,654
                                                -------    --------

Total Liabilities and Stockholders' Equity      $ 8,014     $ 8,346
                                                =======    ========

--------------------------------------------------------------------------------

  See Notes to Consolidated Financial Statements.

                   UNION CARBIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Nine Months Ended Sept. 30,
  In Millions (Unaudited)                                        2001            2000
-------------------------                                       ------          ------
 OPERATING ACTIVITIES
   Net income (loss)                                           $  (844)        $   256
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                               299             304
       Provision (credit) for deferred income taxes               (225)             41
       Undistributed earnings of nonconsolidated affiliates        (33)            (84)
       Minority interests' share in income                           4               6
       Other net gain                                              (26)            (84)
       Merger-related expenses and restructuring                   951              --
       Tax benefit-nonqualified stock options exercises              4               6
   Changes in assets and liabilities that provided
     (used) cash:
       Accounts and notes receivable                               277              24
       Related company receivables                                (965)             --
       Inventories                                                 220             (21)
       Accounts payable                                           (443)             51
       Related company payables                                    722              --
       Other assets and liabilities                               (268)           (114)
                                                               -------         -------

   Cash provided by (used in) operating activities                (327)            385
                                                               -------          -------

INVESTING ACTIVITIES
 Capital expenditures                                              (75)           (397)
 Proceeds from sales of property                                     4               8
 Investments in nonconsolidated affiliates                         (92)           (184)
 Proceeds from sale of nonconsolidated affiliate                   180              --
 Proceeds from the sale of investments                             165             143
 Purchase of investments                                          (122)            (84)
                                                               -------         -------

 Cash provided by (used in) investing activities                    60            (514)
                                                               -------         -------

FINANCING ACTIVITIES
   Change in short-term notes payable                             (952)            331
   Change in notes payable to related companies                  1,214              --
   Repayments of long-term debt                                     (5)           (114)
   Purchases of treasury stock                                      (1)             --
   Proceeds from sales of common stock                               6              25
   Dividends paid to stockholders                                  (28)            (91)
                                                               -------         -------

   Cash provided by financing activities                           234             151
                                                               -------         -------

 Effect of Exchange Rate Changes on Cash and
    Cash Equivalents                                                --              --
                                                               -------         -------

 Summary
   Increase (decrease) in cash and cash equivalents                (33)             22
   Cash and cash equivalents, beginning-of-period                   63              41
                                                               -------         -------

 CASH AND CASH EQUIVALENTS, END-OF-PERIOD                      $    30         $    63
                                                               =======         =======

--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                   UNION CARBIDE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                       Three Months Ended      Nine Months Ended
                                                      --------------------    --------------------
                                                       Sept. 30,  Sept. 30,   Sept. 30, Sept. 30,
In Millions (Unaudited)                                  2001       2000        2001       2000
-----------------------                                -------    --------    --------   ---------

Net income (loss)                                      $   (12)   $    29    $    (844)   $   256
Other comprehensive income (loss), net of tax:
  Unrealized gains and losses on investments                (4)        (3)          (7)         1
  Cumulative translation adjustments                        32        (23)          (6)      (58)
                                                       -------    --------   ---------   --------

Comprehensive income (loss)                            $    16    $     3    $    (857)   $   199
                                                       =======    =======    =========    =======

--------------------------------------------------------------------------------

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

     CONDENSED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ----------------------------------------------------

     BUSINESS AND GEOGRAPHIC SEGMENT INFORMATION - Effective with the merger of the corporation into a wholly owned subsidiary of The Dow Chemical Company ("Dow", and with regard to the merger, the "Dow Merger"), the corporation's business activities were fully integrated with those of Dow and are no longer operated as separate business units. Dow conducts its worldwide operations through global businesses which extend beyond the boundaries of both geography and legal entities. This results in the corporation's business activities comprising fully integrated components of Dow's global businesses rather than stand-alone operations. Because there are no separable reportable business segments for the corporation under Statement of Financial Accounting Standards ("Statement") No. 131, "Disclosures about Segments of an Enterprise and Related Information," and the information used by the chief operating decision maker regarding the corporation's operations relates to the corporation in its entirety, the corporation's results are reported as a single operating segment. Prior to the Dow Merger, the corporation was managed as two separate business segments, Specialties and Intermediates and Basic Chemicals and Polymers, as well as a nonoperating segment ("Other"). Prior periods have been restated to conform to the current period's presentation.

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

  NOTE B - ACCOUNTING CHANGES

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

     In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. The corporation is currently assessing the impact of adopting this Statement.

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces Statement No. 121 and provisions of APB Opinion No.30 for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in Statement No. 121, to be applied to all long-lived assets including discontinued operations. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The corporation is currently assessing the impact of adopting this Statement.


NOTE C - THE DOW MERGER AND MERGER-RELATED EXPENSES AND RESTRUCTURING

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

     On March 29, 2001, Dow's management made certain decisions relative to employment levels, duplicate assets and facilities and excess capacity resulting from the Dow Merger. These decisions were based on Dow management's assessment of the actions necessary to achieve synergies as the result of the merger. The economic effects of these decisions, combined with merger-related transaction costs and certain asset impairments, resulted in a pretax special charge in the first quarter of $1,275 million which was reduced by $13 million in the second quarter. The following table shows the major components of the special charge:

              In millions
              -----------
              Transaction costs                                      $ 41
              Labor-related costs                                     616
              Write-down of assets and facilities                     605
                                                                  -------
              Total                                                $1,262
                                                                  -------

     Transaction costs of $41 million consisted primarily of investment banking, legal and accounting fees, all of which had been paid at March 31, 2001.

     Employee-related costs consisted predominantly of provisions for employee severance, change of control obligations, medical and retirement benefits, and outplacement services. Dow's integration plans include a workforce reduction of approximately 4,500 people, primarily from the corporation's administrative, marketing, purchasing, research and development, and manufacturing workforce. The charge for severance was based upon the severance plan provisions communicated to employees. Headcount reductions began in the second quarter of 2001. As planned, more than one-half of the reductions were completed by the end of September; approximately 80 percent will be completed by the end of the first 12 months following the merger. The corporation expects that approximately 66 percent of the employee-related costs will be expended in cash within the next two years, though the timing of severance payments is dependent upon employee elections. Expenditures with respect to employee-related costs associated with pension and postretirement benefit plans will occur over a much more extended period that is not currently determinable.

     The special charge included $605 million for the write-down of duplicate assets and facilities directly related to the merger, the loss on divestitures required to obtain regulatory approval for the merger, asset impairments and lease abandonment reserves. Duplicate assets consist principally of capitalized software costs, information technology equipment and research and development facilities and equipment, all of which were written off during the first quarter. The fair values of the impaired assets, which include production facilities and transportation equipment, were determined based on discounted cash flows and an appraisal, respectively. At September 30, 2001, $101 million of the reserve remained for the abandonment of leased facilities. These components of the special charge will require limited future cash outlays, and will result in a decrease in annual depreciation of approximately $65 million.

     As of September 30, 2001, severance of approximately $282 million had been paid to approximately 2,400 former employees.

     The following table summarizes the activity in the special charge reserve for the year by quarter:

        In millions
       -------------
                               Opening          Additions        Charges Against            Balance at
              Quarter          Balance         To Reserve            Reserve                Period End
             --------         ---------       ------------       ----------------           -----------
               1Q01             $ -              $1,275                 $ 646                 $ 629
               2Q01              629                (13)                  158                   458
               3Q01              458                  -                    23                   435

NOTE D - COMMITMENTS AND CONTINGENCIES

     The corporation has two major agreements for the purchase of ethylene-related products and two other purchase agreements in the U.S. and Canada. The net present value of the fixed and determinable portion of obligations under these purchase commitments at September 30, 2001 totaled $162 million including one contract for the purchase of ethylene from Dow representing $127 million of this obligation.

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

     At September 30, 2001, the corporation had established environmental remediation accruals in the amount of $157 million. These accruals have two components, estimated future expenditures for site investigation and cleanup and estimated future expenditures for closure and postclosure activities. In addition, the corporation had environmental loss contingencies of $59 million.

     The corporation has sole responsibility for the remediation of approximately 40 percent of its environmental sites for which accruals have been established. These sites are well advanced in the investigation and cleanup stage. The corporation's environmental accruals at September 30, 2001 included $132 million for these sites, of which $30 million was for estimated future expenditures for site investigation and cleanup and $102 million was for estimated future expenditures for closure and postclosure activities. In addition, $44 million of the corporation's environmental loss contingencies related to these sites. The three sites with the largest total potential cost to the corporation are nonoperating sites. Of the above accruals, these sites accounted for $39 million, of which $8 million was for estimated future expenditures for site investigation and cleanup and $31 million was for estimated future expenditures for closure and postclosure activities. In addition, $30 million of the above environmental loss contingencies related to these sites.

     The corporation does not have sole responsibility at the remainder of its environmental sites for which accruals have been established. All of these sites are in the investigation and cleanup stage. The corporation's environmental accruals at September 30, 2001 included $25 million for estimated future expenditures for site investigation and cleanup at these sites. In addition, $15 million of the corporation's environmental loss contingencies related to these sites. The largest two of these sites are also nonoperating sites. Of the above accruals, these sites accounted for $10 million for estimated future expenditures for site investigation and cleanup. In addition, $2 million of the above environmental loss contingencies related to these sites.

     In 2000, worldwide expenses related to environmental protection for compliance with federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, totaled $104 million. Expenses in 1999 and 1998 were $118 million and $91 million, respectively.

     The corporation severally guaranteed up to approximately $54 million at September 30, 2001 of EQUATE Petrochemical Company K.S.C.'s ("EQUATE") debt and working capital financing needs. The corporation has also severally guaranteed certain sales volume targets until EQUATE's sales capabilities are proved. In addition, the corporation has pledged its shares in EQUATE as security for EQUATE's debt. The corporation has political risk insurance coverage for its equity investment and a majority of its guarantee of EQUATE's debt.

     The corporation had additional contingent obligations at September 30, 2001 totaling $68 million, of which $25 million related to guarantees of debt.

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

     The corporation has recorded nonenvironmental litigation accruals of $175 million and related insurance recovery receivables of $146 million. At September 30, 2001, the corporation had nonenvironmental litigation loss contingencies of $58 million.

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

  NOTE E - EXCHANGE OF ASSETS WITH RELATED COMPANIES

     Effective June 30, 2001, the corporation contributed all of its ownership interests in several wholly owned entities in Europe and Latin America to wholly owned subsidiaries of Dow. In return for the contribution of interests, the corporation received stock in the acquiring company equal to the book value of the net assets that the corporation contributed. The corporation's percentage ownership in these entities ranges from 10 to 15 percent. These investments have been accounted for using the cost method of accounting and have been included in "Other investments" on the balance sheet. The following chart reflects the combined book value of these entities on the effective date of transfer and the amounts included in the corporation's consolidated results for the six months ended June 30, 2001:


       In millions
      --------------------------------------------------------------------------
           BALANCE SHEET DATA
           Current assets                                 $496
           Non-current assets                              123
                                                          ----
                Total assets                              $619

           Current liabilities                            $454
           Non-current liabilities                           5
                                                          ----
                Total liabilities                         $459

             Net assets                                   $160
                                                          ====

           INCOME STATEMENT DATA
           Sales                                          $455
                                                          ====
           EBIT                                           $147
                                                          ====
           Net Income                                     $138
                                                          ====


     Effective on September 30, 2001, the corporation contributed all of its ownership interests in several wholly owned entities in Latin America to a Brazilian subsidiary of Modeland International Holdings Inc. ("Modeland"), a wholly owned subsidiary of Dow. In return for the contribution of interests, the corporation received stock in Modeland equal to the book value of the net assets that the corporation contributed, which represents 41 percent of Modeland's stock outstanding. This investment has been accounted for using the cost method of accounting and has been included in "Other investments" on the balance sheet. The following chart reflects the combined book value of these entities on September 30, 2001 and the amounts included in the corporation's consolidated results for the nine months ended September 30, 2001:


       In millions
--------------------------------------------------------------------------------
           BALANCE SHEET DATA
           Current assets                                           $ 71
           Non-current assets                                         56
                                                                   -----
               Total assets                                         $127

           Current liabilities                                      $ 36
           Non-current liabilities                                   (33)
                                                                   -----
               Total liabilities                                    $  3

             Net assets                                             $124
                                                                   =====

           INCOME STATEMENT DATA
           Sales                                                    $139
                                                                   =====
           EBIT                                                     $  3
                                                                   =====
           Net Income                                               $  6
                                                                   =====

     The corporation will continue to integrate into the Dow organization over the next several months in order to realize synergies of the merger.


  NOTE F - LOAN RECEIVABLE

     During the third quarter of 2001, the corporation, Petroliam Nasional Berhad (Petronas) and Polifin International Investments (PTY) Ltd. entered into agreements with the OPTIMAL Group (consisting of OPTIMAL Chemicals (Malaysia) Sdn Bhd, OPTIMAL Olefins (Malaysia) Sdn Bhd and OPTIMAL Glycols (Malaysia) Sdn Bhn), to provide loans and drawing facilities to the OPTIMAL Group with the terms expiring between September 2007 and September 2009. The loans and drawing facilities bear floating rates based on the six month LIBOR, and are payable by the respective OPTIMAL Group members. At September 30, 2001, $313 million of previously funded amounts by the corporation to the OPTIMAL Group were converted into loans. Previously funded amounts were recorded as part of the corporation's investment in the OPTIMAL Group and presented in "Investments in nonconsolidated affiliates" on the balance sheet. Subsequent to this conversion, this amount has been recorded and presented in "Noncurrent receivables".


  NOTE G - SALE OF RECEIVABLES

     During the second quarter of 2001, the corporation entered into an agreement under which certain qualifying trade accounts receivables are sold to a third party. For those sales, Dow will provide servicing responsibilities. The third party has no recourse against the corporation for receivables that are in default. The average quarterly amount sold and the average quarterly discount on sales during the quarter ended September 30, 2001 were approximately $400 million and $1.2 million, respectively.


  NOTE H - LIQUIDATION OF LIFO INVENTORY

     During the quarter ended June 30, 2001, certain inventory quantities were reduced which resulted in a liquidation of certain LIFO inventory layers carried at lower costs that prevailed in prior years. The effect of the liquidation was to decrease cost of goods sold by $51 million and increase after-tax earnings by $33 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Pursuant to General Instruction H of Form 10-Q, this section includes only management's narrative analysis of the results of operations for the three and nine month periods ended September 30, 2001, the most recent periods, and the three and nine month periods ended September 30, 2000, the same periods in the year immediately preceding it.

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Union Carbide Corporation (Union Carbide or the corporation). This section covers the current performance of the corporation. The forward-looking statements contained in this section and in other parts of this document involve risks and uncertainties that may affect the corporation's operations, markets, products, services, prices and other factors as more fully discussed elsewhere and in filings with the U.S. Securities and Exchange Commission (SEC). These risks and uncertainties include, but are not limited to, economic, competitive, legal, governmental and technological factors. Accordingly, there is no assurance that the corporation's expectations will be realized. The corporation has no obligation to provide revisions to any forward-looking statements should circumstances change.


INTRODUCTORY NOTES TO READERS

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

In order to realize synergies of the merger, the corporation entered into several agreements with Dow to combine legal entities. On June 30, 2001, the corporation contributed all of its ownership interests in several wholly owned entities in Europe and Latin America to wholly owned subsidiaries of Dow. In return for the contribution of interests, the corporation received stock in each acquiring company equal to the book value of the net assets that the corporation contributed. The corporation's percentage ownership in these entities ranges from 10 to 15 percent. Additionally, on September 30, 2001, the corporation contributed all of its ownership interests in several other wholly owned entities in Latin America to a Brazilian subsidiary of Modeland International Holdings Inc. ("Modeland"), a wholly owned subsidiary of Dow. In return for the contribution of interests, the corporation received stock in Modeland equal to the book value of the net assets that the corporation contributed, which represents 41 percent of Modeland's stock outstanding. For further details, see Note E to the corporation's consolidated financial statements included in this Quarterly Report on Form 10-Q. Further integration of the corporation with and into the Dow organization is expected to occur over the next several months.

RESULTS OF OPERATIONS

The corporation reported net loss of $12 million for the third quarter of 2001, compared with net income of $29 million for the same quarter of 2000. Net loss for the first nine months of 2001 was $844 million, compared with net income of $256 million for the same nine months of 2000. In the first half of 2001, results of operations were impacted by a special charge of $1,262 million ($829 million after tax) related to the merger of the corporation into a subsidiary of Dow (see Note C to the corporation's consolidated financial statements included in this Quarterly Report on Form 10-Q).

Like other companies in the chemical industry, throughout 2001 the corporation has experienced the most difficult industry conditions in years. While hydrocarbon and energy costs declined during the quarter from unusually high levels, selling prices fell more sharply, compressing margins. The tragic events that began on September 11 have further eroded consumer confidence and dampened the outlook for the global economy. This year's macroeconomic and industry conditions have resulted in a significant negative impact on the corporation.

Total net sales for the third quarter of 2001 decreased 28 percent to $1,177 million from $1,637 million in the same quarter of 2000. Net trade sales for the third quarter of 2001 declined 49 percent to $827 million from $1,637 million in the third quarter of 2000. Total net sales for the first nine months of 2001, compared with the same period of 2000, declined 11 percent from $4,928 million to $4,409 million. Net trade sales for the first nine months of 2001 declined 28 percent to $3,529 million from $4,928 million in the same nine months of 2000. In the second quarter of 2001, the corporation commenced selling product to its parent company, Dow. The effect of the related company sales accounted for a portion of the decline in trade sales for both the quarterly and year-to-date periods. Further declines in net trade sales represented a significant decline in average selling prices coupled with smaller decline in volume. Declines in average selling prices occurred in almost all products for both the three and nine month periods ended September 30, 2001, as compared with the same periods in 2000, although greater declines occurred in the third quarter of 2001. Eroding average selling prices reflect the market's response to declines in raw materials and energy costs and coupled with declines due to competitive market pressures. Volume declines were most significant in oxide derivatives, core chemicals, polyethylene and ethylene oxide/glycol. While most of these declines related to market demand, especially in ethylene oxide/glycol, polyethylene, and organic intermediates, solvents and monomers ("OISM"), other declines reflected the corporation's decision to forego lower margin sales. This was apparent by the shutdown of the corporation's Prentiss, Alberta, Canada plant for the first half of 2001. Although the plant restarted in mid-July, operating rates for ethylene glycol on the U.S. Gulf Coast were reduced.

Cost of sales declined $380 million (25 percent) and $193 million (4 percent) for the three and nine month periods ended September 30, 2001, respectively, as compared with the same periods in 2000. The cost of oil and natural gas-related raw materials and energy continued to drop from the high levels experienced in 2000 and the beginning of 2001. However, these declines did not occur as quickly as declines in average selling prices thereby causing a decrease in the corporation's gross margins in 2001. Additional declines in gross margins occurred as sales to Dow in 2001 were made at cost-to-produce thereby realizing no profit. For the nine month period, competitive pressures in the beginning of 2001, for most products, prevented the corporation from raising average selling prices enough to totally offset the increase in raw material costs that the corporation experienced throughout 2000 and the beginning of 2001. These declines were offset by some margin improvement, in 2001, which was obtained by producing a greater volume of polyethylene at the corporation's new Canadian plant, where raw material cost is advantaged.

Research and development, and selling, general and administrative expenses declined $19 million and $26 million, respectively, for the third quarter of 2001 compared with the same quarter of 2000. For the nine month period ended September 30, 2001, compared with the same period of 2000, research and development, and selling, general and administrative expenses declined $55 million and $42 million, respectively. These declines are primarily the result of synergies associated with the integration of the corporation into Dow.

In the first half of 2001, pretax costs of $1,262 million were recorded for merger-related expenses and restructuring. These costs, the majority of which were recorded in the first quarter, included transaction costs, employee severance, and the write-down of duplicate assets and facilities. For further details, see Note C to the corporation's consolidated financial statements included in this Quarterly Report on Form 10-Q.

Insurance and finance company operations, pretax income (loss) declined from pretax income of $10 million in the third quarter of 2000 to a pretax loss of $2 million for the same quarter of 2001. Operations for the nine months ended September 30, declined from pretax income of $15 million in 2000 to a pretax loss of $3 million in 2001. Decline for the three and nine month periods represent a reduction in investment income related to poor economic conditions coupled with a decline in policy income as the corporation's insurance company novates its policies to an insurance company of Dow.

Equity in earnings of nonconsolidated affiliates decreased from $27 million in the third quarter of 2000 to $19 million in the same quarter of 2001 while earnings for the first nine months of 2001 declined from $121 million in 2000 to $42 million in 2001. These declines principally reflect the absence of earnings from Polimeri Europa, which was required to be divested as part of the merger clearance from the European Union. Additional declines in the nine month period reflected a decrease in earnings at UOP LLC ("UOP") and EQUATE which were partly offset by lower losses related to Aspell Polymeres SNC. UOP's earnings continue to be negatively impacted by the slowdown of projects in the oil and gas industry which the venture services. EQUATE's earnings reflect weaker market conditions, primarily declines in selling prices, for ethylene derivatives as compared with the same periods last year.

Sundry income (expense) for the quarter and nine-month period ended September 30, 2001 included a gain of $8 million from the sale of certain available-for-sale securities. The nine month period ended September 30, 2000 included an $18 million ($11 million after tax) gain on shares received and sold in connection with the demutualization of Metropolitan Life Insurance Company a provider of certain employee benefit programs for the corporation.

Interest income for the third quarter of 2001 remained flat with third quarter of 2000. However, interest income for the nine months ended September 30, 2001 declined to $7 million from the $22 million reported for the same nine months of 2000. The decline in the nine-month amount is primarily the result of $15 million in interest income associated with a tax refund that was received in the first quarter of 2000.

Interest expense and amortization of debt discount for the three month and nine month periods ended September 30, 2001 increased $10 million and $26 million, respectively, compared with the same periods of 2000. The majority of these increases are related to a decline in capitalized interest from the prior year's comparable periods. Capitalized interest for the first nine months of 2000 related primarily to the corporation's olefins and polyethylene projects in Canada, both of which were completed in the second half of 2000.


ENVIRONMENTAL

Estimates of future expenses related to environmental protection for compliance with federal, state and local laws regulating solid and hazardous wastes and discharge of materials to air and water, as well as for waste site remedial activities, have not changed materially since December 31, 2000. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. The corporation's environmental exposures are discussed in more detail in Note D to the consolidated financial statements included in this Quarterly Report on Form 10-Q.


ACCOUNTING CHANGES

See Note B to the consolidated financial statements included in this Quarterly Report on Form 10-Q.



ITEM 3:  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Omitted pursuant to General Instruction H of Form 10-Q.

                                                PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

  ITEM 1.  LEGAL PROCEEDINGS

          See Note D to the corporation's consolidated financial statements included in this Quarterly Report on Form 10-Q.

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
          (a)   Exhibits.

                None


          (b)   Reports on Form 8-K.

                No Current Reports on Form 8-K were filed during this period.

  SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Union Carbide Corporation
                                                    (Registrant)




  Date: November 6, 2001               By:  /s/ Frank H. Brod
                                            Frank H. Brod
                                            Vice President & Controller
                                            The Dow Chemical Company
                                            Authorized Representative of
                                            Union Carbide Corporation