Form 10-K
period 2001-12-31
UNION CARBIDE CORP /NEW/
filed 2002-03-20
CIK 100790

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE YEAR ENDED DECEMBER 31, 2001

Commission file number 1-1463

UNION CARBIDE CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-1421730 (I.R.S. Employer Identification No.)
39 Old Ridgebury Road, Danbury, Connecticut 06817-0001 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 203-794-2000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At March 19, 2002, 1,000 shares of common stock were outstanding, all of which were held by the registrant's parent, The Dow Chemical Company.

        The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) for Form 10-K and is therefore filing this form with a reduced disclosure format.

Documents Incorporated by Reference
None

Union Carbide Corporation

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2001

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

        Union Carbide Corporation (the "Corporation" or "UCC") is a worldwide chemicals and polymers company. In addition to its consolidated operations, the Corporation participates in partnerships and joint ventures (together, "nonconsolidated affiliates"). On February 6, 2001, after receiving clearance from the U.S. Federal Trade Commission, the Canadian Competition Bureau and other jurisdictions around the world, the Corporation merged with a subsidiary of The Dow Chemical Company ("Dow"), and the Corporation became a wholly owned subsidiary of Dow (with regard to the merger, the "Dow Merger").

        The Corporation's business activities are no longer operated as separate business units. Dow conducts its worldwide operations through global businesses. This results in the Corporation's business activities comprising components of Dow's global businesses rather than stand-alone operations. Prior to the Dow Merger, the Corporation was managed as two separate business segments—Specialties and Intermediates, and Basic Chemicals and Polymers, as well as a nonoperating segment ("Other"). The following is a description of the Corporation's principal products.

        Ethylene Oxide/Ethylene Glycol—ethylene oxide is a chemical intermediate primarily used in the manufacture of ethylene glycol, polyethylene glycol, glycol ethers, ethanolamines, surfactants and other performance chemicals and polymers; di- and triethylene glycol, used in a variety of applications, including boat construction, shoe manufacturing, natural gas-drying and other moisture-removing applications and plasticizers for safety glasses; and tetraethylene glycol, used predominantly in the production of plasticizers for automotive windows. Ethylene glycol is used extensively in the production of polyester fiber, resin and film, automotive antifreeze and engine coolants, and aircraft anti-icing and deicing fluids.

        Specialty Polymers—end use applications include: coatings for beverage and food cans, bottle caps and closures; maintenance coatings on bridges, storage tanks and oceangoing vessels; printing inks for vinyl shower curtains, wallpaper, furniture and magnetic recording tape; fabric coatings; orthopedic cast and splint materials; automotive primers and topcoats; and biodegradable bags for compostable materials. Also included are: acrolein and derivatives, important in a range of products from biocides to animal feed supplements; ethylidene norbornene, used in the production of ethylene propylene rubber roofing and automotive parts; and specialty ketones, used as solvents and intermediates in herbicide, drug and vitamin manufacture.

        Polypropylene—end-use applications include: carpeting and upholstery; apparel; packaging films; food containers, such as dairy-products cups; housewares and appliances; heavy-duty tapes and ropes, and automobile interior panels and trim.

        Organic Intermediates, Solvents, & Monomers—include oxo aldehydes, acids and alcohols, used as chemical intermediates and industrial solvents and in herbicides, plasticizers, paint dryers, jet-turbine lubricants, lube oil additives, perfumes and food and feed preservatives; esters, which serve as solvents in industrial coatings and printing inks and in the manufacturing processes for pharmaceuticals and polymers.

        Wire and Cable—polyolefin-based compounds for high-performance insulation, semiconductives and jacketing systems for power distribution, telecommunications and flame-retardant wire and cable. Other products are used in adhesives, laminating film and flexible hose and tubing.

        UCAR Emulsion Systems—water-based emulsions used as key components in decorative and industrial paints, adhesives, textile products and construction products, such as caulks and sealants.

        Polyethylene—linear low-, medium- and high-density polyethylenes, used in high-volume applications such as housewares; milk, water, bleach and detergent bottles; grocery sacks; trash bags;

packaging; water and gas pipe, and FLEXOMER very low-density polyethylene resins, used as impact modifiers in other polymers and to produce flexible hose and tubing, frozen-food bags and stretch wrap.

        Technology Licensing and Catalysts—includes licensing of UNIPOL polypropylene process, as well as licensing of new polyethylene technologies, which are handled through Univation Technologies, LLC, a 50:50 joint venture, as well as licensing of technologies for the production of ethylene oxide, ethylene glycol and oxo alcohols. Products also include process-related catalysts.

        Water Soluble Polymers—polymers used in a wide range of applications for their unique properties in aqueous systems. Key product lines include CELLOSIZE hydroxyethyl cellulose, POLYOX water soluble resins and a variety of cellulose-, glucose- and lanolin-based materials supplied to the personal care industry. Key applications include paints, pharmaceuticals, oil-field drilling fluids, paper, construction materials and industrial adhesives and binders.

Competition

        The chemical industry has been historically competitive and this condition is expected to continue. The chemical divisions of the major international oil companies also provide substantial competition both in the United States and abroad. The Corporation competes worldwide on the basis of quality, price and customer service.

Research and Development

        The Corporation is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. Research and Development expenses were $134 million in 2001 compared with $227 million in 2000. Certain of the Corporation's nonconsolidated affiliates conduct research and development within their business fields.

Patents, Licenses and Trademarks

        The Corporation owns a large number of United States and foreign patents that relate to a wide variety of products and processes, has a substantial number of pending patent applications throughout the world and is licensed under a number of patents. These patents expire at various times over the next 20 years. In the aggregate, such patents and patent applications are material to the Corporation's competitive position. No one patent is considered to be material. The Corporation also has a large number of trademarks. The UNIPOL trademark is material; no other single trademark is material.

Principal Partly Owned Companies

        UCC's principal nonconsolidated affiliates for 2001 and the Corporation's ownership interest in each are listed below:

  •
  EQUATE Petrochemical Company K.S.C. ("EQUATE")—45 percent—a Kuwait-based company that manufactures ethylene, polyethylene and ethylene glycol.

  •
  UOP LLC—50 percent—a U.S. company that supplies process technology, catalysts, molecular sieves and adsorbents to the petrochemical and gas-processing industries worldwide.

  •
  Nippon Unicar Company Limited—50 percent—a Japan-based manufacturer of polyethylene and specialty polyethylene compounds and specialty silicone products.

  •
  The OPTIMAL Group [consisting of OPTIMAL Chemicals (Malaysia) Sdn Bhd—50 percent; OPTIMAL Glycols (Malaysia) Sdn Bhd—50 percent; and OPTIMAL Olefins (Malaysia) Sdn Bhd—24 percent]—Malaysian companies constructing an ethane/propane cracker, an ethylene glycol facility and a production facility for ethylene and propylene derivatives within a world-scale, integrated chemical complex located in Kerteh, Terengganu, Malaysia. Manufacturing will begin in 2002.

  •
  World Ethanol Company—50 percent—a U.S. based company that supplies ethanol worldwide.

Financial Information About Foreign and Domestic Operations and Export Sales

        In 2001, the Corporation derived 34 percent of its sales to external customers and had 2 percent of its property investment outside the United States. Due to the exchange of ownership interests in the majority of the Corporation's significant foreign subsidiaries with Dow (see Note C to the Consolidated Financial Statements), the amount of sales to external customers and assets outside the United States will not be material to the Corporation beginning in 2002, except for certain foreign-based nonconsolidated affiliates. See Note R to the Consolidated Financial Statements for information on sales to external customers and long-lived assets by geographic area.

Protection of the Environment

        Matters pertaining to the environment are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes A and P to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

        The Corporation operates 22 manufacturing sites in seven countries. The Corporation considers that its properties are in good operating condition and that its machinery and equipment have been well maintained. The following are the major production sites:

        United States:    Taft, Louisiana; Texas City and Seadrift, Texas; South Charleston, West Virginia

        All of UCC's plants are owned or leased, subject to certain easements of other persons which, in the opinion of management, do not substantially interfere with the continued use of such properties or materially affect their value.

        A summary of properties, classified by type, is contained in Note G to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

        The Corporation and its subsidiaries are involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters, including, but not limited to: product liability; trade regulation; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts; taxes; and commercial disputes. In some of these legal proceedings and claims, the cost of remedies that may be sought or damages claimed is substantial.

        Separately, the Corporation is involved in a large number of asbestos-related suits filed, for the most part, in various state courts at various times over the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both general and punitive damages, often in very large amounts. The alleged claims primarily relate to products that UCC sold in the past; alleged exposure to asbestos-containing products located on UCC's premises; and UCC's responsibility for asbestos suits filed against a divested subsidiary—Amchem Products, Inc. ("Amchem").

        Typically, the Corporation is only one of many named defendants, many of which, including UCC and Amchem, were members of the Center for Claims Resolution ("CCR") which sought to resolve asbestos cases on behalf of its members. The CCR has ceased operating in this manner although it still administers certain settlements. The Corporation now utilizes Peterson Asbestos Claims Enterprise for claims processing and insurance invoicing.

        During the third quarter of 2001, plaintiffs filed asbestos-related suits against the Corporation and Amchem at a rate greater than the historical average, but filings returned to a lower rate during the fourth quarter. This third quarter increase in claims against UCC and Amchem was influenced by the bankruptcy filings of several former CCR members. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future. The Corporation cannot estimate the range of liability that will result from these future cases. The Corporation will aggressively defend or reasonably resolve, as appropriate, both pending and future cases. To date, substantially all of the amounts paid by the Corporation to resolve asbestos-related suits have been covered by third-party insurance.

        For pending cases, the Corporation had asbestos-related litigation accruals of $233 million and $118 million at December 31, 2001 and 2000, respectively, and related insurance recovery receivables of $223 million and $108 million at December 31, 2001 and 2000, respectively. Defense and resolution costs for asbestos-related litigation were $53 million, $53 million and $44 million for 2001, 2000 and 1999, respectively, of which $51 million, $50 million and $43 million were reimbursed by insurance carriers. In addition, at December 31, 2001, the Corporation had other litigation accruals, unrelated to environmental or asbestos litigation, of $15 million and related insurance recovery receivables of $15 million.

        While it is not possible at this time to determine with certainty the ultimate outcome of any of the legal proceedings and claims referred to in this filing, management believes that adequate provisions have been made for probable losses with respect to pending claims and proceedings, and that the ultimate outcome of all known and future claims, after provisions for insurance, will not have a material adverse effect on the consolidated financial position of the Corporation, but could have a material effect on consolidated results of operations in a given quarter or year. Should any losses be sustained in connection with any of such legal proceedings and claims in excess of provisions provided and available insurance, they will be charged to income when determinable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Omitted pursuant to General Instruction I of Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Prior to the Dow Merger on February 6, 2001, the principal market for the Corporation's common stock was the New York Stock Exchange, under the symbol "UK." The stock was also listed on the Chicago and Pacific stock exchanges in the United States. Effective upon the Dow Merger, there is no longer a public trading market for the Corporation's common stock, as the Corporation became a wholly owned subsidiary of Dow.

ITEM 6. SELECTED FINANCIAL DATA

        Omitted pursuant to General Instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Pursuant to General Instruction I of Form 10-K, this section includes only management's narrative analysis of the results of operations for the year ended December 31, 2001, the most recent fiscal year, compared with the year ended December 31, 2000, the fiscal year immediately preceding it.

Forward-Looking Information

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Union Carbide Corporation (the "Corporation" or "UCC"). This section covers the current performance and outlook of the Corporation. The forward-looking statements contained in this section and in other parts of this document involve risks and uncertainties that may affect the Corporation's operations, markets, products, services, prices and other factors as more fully discussed elsewhere and in filings with the U.S. Securities and Exchange Commission (SEC). These risks and uncertainties include, but are not limited to, economic, competitive, legal, governmental and technological factors. Accordingly, there is no assurance that the Corporation's expectations will be realized. The Corporation assumes no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws.

Introductory Notes to Readers

        On February 6, 2001, the Corporation merged with a wholly owned subsidiary of The Dow Chemical Company ("Dow", and with regard to the merger, the "Dow Merger"). As a result of the Dow Merger, each share of the Corporation's common stock outstanding immediately prior to the Dow Merger was exchanged for 1.611 shares of Dow common stock and the Corporation became a wholly owned subsidiary of Dow. The Dow Merger received clearance from the U.S. Federal Trade Commission, the European Commission and the Canadian Competition Bureau, subject to the divestiture of certain assets and the contribution of UNIPOL polyethylene technology licensing and polyethylene conventional catalyst businesses of the Corporation to one of its joint ventures, Univation Technologies, LLC. The transaction is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

        In order to realize synergies of the Dow Merger, the Corporation and/or certain subsidiaries entered into several agreements with Dow and/or subsidiaries to combine legal entities in Europe, Latin America and Canada. In exchange for the contribution of ownership interests, the Corporation directly or indirectly received stock in each acquiring company equal to the book value of the net assets the Corporation contributed. See Note C to the Consolidated Financial Statements.

Results of Operations

        The Corporation reported a net loss of $699 million for 2001, compared with net income of $162 million for 2000. The results for 2001 were impacted by a special charge of $1.2 billion ($770 million after tax) related to the Dow Merger (see Note B to the Consolidated Financial Statements).

        Like other companies in the chemical industry, UCC experienced the most difficult industry conditions that have existed in many years. The tragic events that occurred on September 11 further eroded consumer confidence and dampened the outlook for the global economy. The Corporation's results for the year reflect the significant negative impact of these macroeconomic and industry conditions.

        Total net sales for 2001 decreased 17 percent to $5.4 billion from $6.5 billion in 2000. Net trade sales for 2001 declined 41 percent to $3.9 billion from $6.5 billion in 2000. In the second quarter of 2001, the Corporation commenced selling product to its parent company, Dow. Sales to Dow in 2001 were $1.5 billion. The effect of the related company sales accounted for a portion of the decline in trade sales for the year. Further declines in net trade sales resulted from a decline in average selling prices while volume remained relatively flat. Declines in average selling prices occurred for almost all products in 2001, as compared with 2000. Eroding average selling prices reflect the market's response to declines in raw materials and energy costs, coupled with declines due to competitive market pressures. Volume declines were most significant in oxide derivatives, licensing, and ethylene oxide/ethylene glycol ("EO/EG"). While most of these declines related to market demand, especially in EO/EG and organic intermediates, solvents and monomers, other declines reflected the Corporation's decision to forego lower margin sales.

        Cost of sales declined $774 million (13 percent) in 2001 compared with 2000. The cost of oil and natural gas-related raw materials and energy continued to drop throughout the year from the high levels experienced in 2000 and the beginning of 2001. Competitive pressures in the beginning of 2001, for most products, prevented the Corporation from raising average selling prices enough to totally offset the increase in raw material costs the Corporation experienced throughout 2000 and the beginning of 2001.

        Earnings before interest, taxes, and minority interests ("EBIT") was a loss of $1.2 billion in 2001, compared with income of $316 million in 2000. EBIT for 2001 declined primarily as a result of merger-related expenses and restructuring charges of $1.2 billion (see Note B to the Consolidated Financial Statements) and lower profit margins.

        In 2001, research and development expenses declined $93 million, and selling, general and administrative expenses declined $94 million compared with 2000. These declines were primarily the result of realizing cost synergies associated with the Dow Merger.

        Insurance and finance company operations, pretax income (loss) declined from pretax income of $17 million in 2000 to a pretax loss of $4 million in 2001. The decline is primarily attributable to a reduction in investment income related to poor economic conditions coupled with a decline in policy income as the Corporation's insurance subsidiary continues to novate its policies to an insurance subsidiary of Dow.

        Equity in earnings of nonconsolidated affiliates decreased from $83 million in 2000 to $50 million in 2001. The decline was primarily due to the absence of earnings from Polimeri Europa S.r.l., which was required to be divested in April 2001 as part of the merger clearance from the European Union, and a decrease in earnings at EQUATE which resulted from weaker market conditions, primarily reflected in declines in selling prices for ethylene derivatives as compared with last year.

        Sundry income includes a variety of income and expense items such as gains and losses on sales of investments and assets, commissions, and dividends from investments. Sundry income for 2001 was a net of $0, compared with $43 million in 2000. The decline in 2001 relates primarily to the impact of related company commission expense of $40 million associated with the procurement of certain raw materials and feedstocks from a Dow subsidiary.

        Interest income for 2001 remained relatively flat compared with 2000. Interest expense and amortization of debt discount for 2001 increased $23 million compared with 2000. The majority of this increase related to a decline of $38 million in capitalized interest in 2001. Capitalized interest for 2000 related primarily to the Corporation's olefins and polyethylene projects in Canada, both of which were completed in the second half of 2000.

        The credit for income taxes was $626 million in 2001 versus a provision of $16 million in 2000. UCC's overall effective tax rate was 47.4% for 2001, compared with 8.6% for 2000. The underlying factors affecting UCC's overall effective tax rates are summarized in Note D to the Consolidated Financial Statements.

Environmental Matters

Environmental Policies
        Prior to the Dow Merger, the Corporation and Dow both were RESPONSIBLE CARE companies, committed to the Guiding Principles of RESPONSIBLE CARE, to environmental, health and safety ("EH&S") performance improvement and to public accountability. Looking forward, this commitment will become only stronger as UCC participates in Dow's programs. Dow's EH&S management system ("EMS") and EH&S 2005 Goals will be implemented at all UCC sites in order to minimize environmental risks and impacts, both past and future.

        Dow's EH&S 2005 Goals include reducing leaks, spills, fires, explosions, work-related injuries and transportation incidents by 90 percent, and reducing chemical emissions, waste and wastewater by 50 percent. Dow's EMS defines for the businesses the "who, what, when and how" needed to achieve the policies, requirements, performance objectives, leadership expectations and public commitments. EMS is also designed to minimize the long-term cost of environmental protection and to comply with these laws and regulations. Furthermore, EMS is integrated into a company-wide Management System for EH&S, Operations, Quality and Human Resources, including implementation of the global EH&S Work Process to improve EH&S performance and to ensure ongoing compliance worldwide. It is EH&S policy that all global operations and products meet Dow's requirements or their country's laws and regulations, whichever are more stringent.

Environmental Remediation
        UCC accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, UCC recognizes the costs over the useful life of the facility. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note A to the Consolidated Financial Statements. To assess the impact on the consolidated financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had an accrued liability of $108 million at December 31, 2001 related to the remediation of current or former UCC-owned sites.

        In addition to current and former UCC-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as "Superfund Law"), UCC is liable for remediation of other hazardous waste sites where UCC allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. UCC readily cooperates in the remediation of these sites where the Corporation's liability is clear, thereby minimizing legal and administrative costs. Because Superfund Law imposes joint and several liability upon each party at a site, UCC has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties ("PRPs") at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management's estimate of the Corporation's remaining liability for the remediation of Superfund sites at December 31, 2001 was $39 million, which has been accrued, although the ultimate cost with respect to these sites could exceed that amount.

        In total, the Corporation's accrued liability for probable environmental remediation and restoration costs was $147 million at December 31, 2001, compared with $183 million at the end of 2000. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. It is the opinion of management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Corporation's consolidated financial statements.

        The amounts charged to income on a pretax basis related to environmental remediation totaled $3 million in 2001 and $18 million in 2000. Capital expenditures for environmental protection were $7 million in 2001 and $34 million in 2000.

Asbestos Related Matters

        The Corporation and its subsidiaries are involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters, including, but not limited to: product liability; trade regulation; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts; taxes; and commercial disputes. In some of these legal proceedings and claims, the cost of remedies that may be sought or damages claimed is substantial.

        Separately, the Corporation is involved in a large number of asbestos-related suits filed, for the most part, in various state courts at various times over the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both general and punitive damages, often in very large amounts. The alleged claims primarily relate to products that UCC sold in the past; alleged exposure to asbestos-containing products located on UCC's premises; and UCC's responsibility for asbestos suits filed against a divested subsidiary—Amchem Products, Inc. ("Amchem").

        Typically, the Corporation is only one of many named defendants, many of which, including UCC and Amchem, were members of the Center for Claims Resolution ("CCR") which sought to resolve asbestos cases on behalf of its members. As members of the CCR, the Corporation's and Amchem's strategy was to settle claims as two relatively small (percentage wise) members of the CCR group. The CCR has ceased operating in this manner although it still administers certain settlements. The Corporation now utilizes Peterson Asbestos Claims Enterprise for claims processing and insurance invoicing.

        During the third quarter of 2001, plaintiffs filed asbestos-related suits against the Corporation and Amchem at a rate greater than the historical average, but filings returned to a lower rate during the fourth quarter. This third quarter increase in claims against UCC and Amchem was influenced by the bankruptcy filings of several former CCR members. More recently filed cases against the Corporation and Amchem contain a greater percentage of claims that do not allege a particular injury ("Non-Specific Claims").

        Dow now owns 100 percent of the Corporation and has been retained to provide its experience in mass tort litigation to manage the Corporation's response to asbestos-related liability. The Corporation has hired new outside counsel to serve as national trial counsel to aggressively defend or reasonably resolve, as appropriate, both pending and future cases. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future. The Corporation cannot estimate the range of liability that will result from these future cases. As a consequence of all of the above-stated facts, the Corporation lacks any remotely comparable loss history from which to assess either the number of or the value of future claims. To date, substantially all of the amounts paid by the Corporation to resolve asbestos-related suits have been covered by third-party insurance.

        For pending cases, the Corporation had asbestos-related litigation accruals of $233 million and $118 million at December 31, 2001 and 2000, respectively, and related insurance recovery receivables of $223 million and $108 million at December 31, 2001 and 2000, respectively. The litigation accrual at December 31, 2001, was determined by considering the number of pending claims filed against the Corporation and Amchem, taking into account claims administration records indicating the severity of the alleged injury. Because many of the pending claims are Non-Specific Claims, the Corporation has calculated several probable liability outcomes based on estimates and historic distributions of personal injury claim types and settlement and resolution amounts. The liability estimates ranged from a low of $158 million to a high of $277 million. Upon review by management, it was determined that the most reasonable estimate was $233 million, which is well within the estimable range. The Corporation's asbestos litigation accrual at December 31, 2001, increased compared with the end of 2000 principally as a result of the higher level of claims that were filed during the third quarter of 2001.

        The insurance receivable for asbestos-related liability at December 31, 2001, was determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions, and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. The insurance receivable associated with the most reasonable probable liability outcome for pending claims is $223 million and has been recorded. This resulted in a net income statement impact to the Corporation of $2 million for asbestos-related expense in 2001. In all of the probable outcomes for pending claims, sufficient insurance coverage exists to provide a similar percentage of coverage for the accrued liability. If the maximum probable outcome were in fact to materialize, the impact would be an additional charge of $2 million to income, which is not material to the financial statements. In addition, insurance is available for future claims.

        The amounts recorded for the litigation accrual and related insurance receivable are based upon currently known facts. If the number of claims and the cost to resolve such claims differ from the current assumptions used by management in arriving at its estimates for the recorded amounts, this may impact management's future assessments of the ultimate outcome of asbestos-related legal proceedings.

        While it is not possible at this time to determine with certainty the ultimate outcome of any of the legal proceedings and claims referred to in this filing, management believes that adequate provisions have been made for probable losses with respect to pending claims and proceedings, and that the ultimate outcome of all known and future claims, after provisions for insurance, will not have a material adverse effect on the consolidated financial position of the Corporation, but could have a material effect on consolidated results of operations in a given quarter or year. Should any losses be sustained in connection with any of such legal proceedings and claims in excess of provisions provided and available insurance, they will be charged to income when determinable.

Accounting Changes

        See Note A to the Consolidated Financial Statements for a discussion of accounting changes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        UCC's business operations give rise to market risk exposure due to changes in foreign exchange rates, interest rates, and equity prices. To manage such risks effectively, the Corporation can enter into hedging transactions, pursuant to established guidelines and policies, which enable it to mitigate the adverse effects of financial market risk. The Corporation does not hold derivative financial instruments for trading purposes.

        As a result of investments, production facilities and other operations on a global basis, the Corporation has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Corporation's foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the Corporation will hedge, when appropriate, on a net exposure basis using foreign currency forward contracts, over-the-counter option contracts, and nonderivative instruments in foreign currencies. Main exposures are related to assets, liabilities and cash flows denominated in the currencies of Europe, Asia Pacific and Canada.

        The main objective of interest rate risk management is to reduce the total funding cost to the Corporation and to alter the interest rate exposure to the desired risk profile. UCC uses interest rate swaps and "swaptions," to accomplish this objective, when appropriate. The Corporation's primary exposure is to the U.S. dollar yield curve.

        UCC uses value at risk ("VAR"), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. On an ongoing basis, the Corporation estimates the maximum gain or loss that could arise in one day, given a two-standard-deviation move in the respective price levels. These amounts are relatively insignificant in comparison to the size of the equity of the Corporation. The VAR methodology used by UCC is based primarily on the variance/covariance statistical model. The following table is given as an example:

Average Daily VAR at December 31*	2001	2000
	In Millions
Foreign exchange	$0	$0
Interest rate	$18	$14
Equities	$0	$2
* Using a 95 percent confidence level

        See Notes J and K to the Consolidated Financial Statements for further disclosure regarding market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

To the Board of Directors and Stockholder of Union Carbide Corporation:

        We have audited the accompanying consolidated balance sheet of Union Carbide Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for the year then ended. Our audit also included the financial statement schedule listed at Item 14(a) 2 for the year ended December 31, 2001. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements and financial statement schedule of the Company for the two years ended December 31, 2000, were audited by other auditors whose report, dated January 22, 2001, except as to Note 17, which was as of February 6, 2001, expressed an unqualified opinion on those statements.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2001 consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    /s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Midland, Michigan
February 13, 2002

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA—CONTINUED

Independent Auditors' Report

To the Board of Directors of Union Carbide Corporation:

        We have audited the consolidated balance sheet of Union Carbide Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2000. Our audit also included the financial statement schedule listed at Item 14(a) 2 for the each of the years in the two-year period ended December 31, 2000. These consolidated financial statements and the financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Union Carbide Corporation and subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for each of the years in the two-year period ended December 31, 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    /s/ KPMG LLP
KPMG LLP
Stamford, CT
January 22, 2001, except as to Note 17, which is as of February 6, 2001

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended December 31
	2001	2000	1999
	(In Millions)
Net trade sales	$3,871	$6,526	$5,870
Net sales to related companies	1,531	—	—

Total Net Sales	5,402	6,526	5,870

Cost of sales	5,095	5,869	4,938
Research and development expenses	134	227	230
Selling, general and administrative expenses	149	243	246
Amortization of intangibles	11	14	14
Merger-related expenses and restructuring	1,223	—	—
Insurance and finance company operations, pretax income (loss)	(4)	17	23
Equity in earnings of nonconsolidated affiliates	50	83	13
Sundry income—net	—	43	68

Earnings (Loss) before Interest, Income Taxes and Minority Interests	(1,164)	316	546

Interest income	24	27	11
Interest expense and amortization of debt discount	181	158	133

Income (Loss) before Income Taxes and Minority Interests	(1,321)	185	424

Provision (Credit) for income taxes	(626)	16	108
Minority interests' share in income	4	7	5

Income (Loss) before Cumulative Effect of Change in Accounting Principle	$(699)	$162	$311

Cumulative effect of change in accounting principle	—	—	(20)

Net Income (Loss) Available for Common Stockholders	$(699)	$162	$291

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

	At December 31
	2001	2000
	(In Millions)
Assets
Current Assets
Cash and cash equivalents	$35	$63
Marketable securities	—	74
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2001: $8; 2000: $11)	266	897
Related companies	1,324	—
Other	197	137
Inventories:
Finished and work in process	263	557
Materials and supplies	100	193
Deferred income tax assets—current	299	142

Total current assets	2,484	2,063

Investments
Investments in related companies	480	—
Investments in nonconsolidated affiliates	565	1,008
Other investments	24	97
Noncurrent receivables	253	154
Noncurrent receivables from related companies	587	—

Total investments	1,909	1,259

Property
Property	7,711	9,361
Less accumulated depreciation	4,873	4,840

Net property	2,838	4,521

Other Assets
Goodwill (net of accumulated amortization—2001: $50; 2000: $54)	26	41
Deferred income tax assets—noncurrent	324	—
Deferred charges and other assets	327	462

Total other assets	677	503

Total Assets	$7,908	$8,346

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

	At December 31
	2001	2000
	(In Millions, Except for Share Amounts)
Liabilities and Stockholders' Equity
Current Liabilities
Notes payable:
Related companies	$396	$—
Other	14	1,171
Long-term debt due within one year	15	7
Accounts payable:
Trade	360	703
Related companies	1,197	—
Other	83	67
Income taxes payable	44	—
Accrued and other current liabilities	201	352

Total current liabilities	2,310	2,300

Long-Term Debt	1,730	1,748

Other Noncurrent Liabilities
Deferred income tax liabilities—noncurrent	—	278
Pension and other postretirement benefits—noncurrent	709	492
Other noncurrent obligations	1,035	834

Total other noncurrent liabilities	1,744	1,604

Minority Interest in Subsidiaries	7	40

Stockholders' Equity
Common stock (Authorized 2001: 1,000 shares of $0.01 par value each; 2000: 500,000,000 of $1.00 par value each. Issued 2001: 1,000; 2000: 158,994,683)	—	159
Additional paid-in capital	—	217
Unearned ESOP shares	—	(50)
Retained earnings	2,200	3,572
Accumulated other comprehensive loss	(83)	(224)
Treasury stock at cost (shares 2001: none; 2000: 23,431,939)	—	(1,020)

Net stockholders' equity	2,117	2,654

Total Liabilities and Stockholders' Equity	$7,908	$8,346

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

	For the Years Ended December 31
	2001	2000	1999
	(In Millions)
Common stock
Balance at beginning of year	$159	$158	$155
Retirement of shares pursuant to merger	(159)	—	—
Issuance to employee plans	—	1	3

Balance at end of year	—	159	158

Additional paid-in capital
Balance at beginning of year	217	165	79
Retirement of treasury shares pursuant to merger	(213)	—	—
Issuance of treasury stock at more than cost	(4)	52	86

Balance at end of year	—	217	165

Unearned ESOP shares
Balance at beginning of year	(50)	(57)	(69)
Shares allocated to ESOP participants and other	2	7	12
Transfer to note receivable—related company	48	—	—

Balance at end of year	—	(50)	(57)

Retained earnings
Balance at beginning of year	3,572	3,530	3,357
Net income (loss)	(699)	162	291
Tax on unallocated ESOP shares	—	1	2
Effect of retirement of shares pursuant to merger	(645)	—	—
Common stock dividends declared	(28)	(121)	(120)

Balance at end of year	2,200	3,572	3,530

Accumulated other comprehensive income (loss), net of tax
Unrealized gains on investments at beginning of year	10	8	7
Unrealized gains (losses)	(8)	2	1

Balance at end of year	2	10	8

Cumulative translation adjustments at beginning of year	(234)	(168)	(111)
Contribution of foreign subsidiaries	172	—	—
Translation adjustments	(23)	(66)	(57)

Balance at end of year	(85)	(234)	(168)

Total accumulated other comprehensive loss	(83)	(224)	(160)

Treasury stock
Balance at beginning of year	(1,020)	(1,019)	(969)
Retirement of shares pursuant to merger	1,020	—	—
Purchases	—	—	(47)
Issuance to employees and employee plans	—	(1)	(3)

Balance at end of year	—	(1,020)	(1,019)

Net Stockholders' Equity	$2,117	$2,654	$2,617

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31
	2001	2000	1999
	(In Millions)
Net Income (Loss) Available for Common Stockholders	$(699)	$162	$291

Other Comprehensive Income (Loss), Net of Tax (tax amounts shown below for 2001, 2000, 1999)
Unrealized gains on investments:
Unrealized holding gains during the year (less tax of $3, $4, $4)	6	8	7
Less: Reclassification adjustments for net amounts included in net income (loss) (less tax of $(7), $(3), $(4))	(14)	(6)	(6)
Cumulative translation adjustments, including effect of contribution of foreign subsidiaries	149	(66)	(57)

Total other comprehensive income (loss)	141	(64)	(56)

Comprehensive Income (Loss)	$(558)	$98	$235

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31
	2001	2000	1999
	(In Millions)
Operating Activities
Income (Loss) before cumulative effect of change in accounting principle	$(699)	$162	$311
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	383	423	408
Provision (Credit) for deferred income tax	(606)	18	106
Undistributed (earnings) losses of nonconsolidated affiliates	(42)	(39)	62
Minority interests' share in income	4	7	5
Net (gain) loss on sales of property	(4)	1	2
Other net (gain) loss	(24)	(88)	22
Merger-related expenses and restructuring	836	—	—
Tax benefit—nonqualified stock option exercises	4	13	29
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	264	106	(188)
Related company receivables	(1,324)	—	—
Inventories	236	(70)	(14)
Accounts payable	(140)	117	73
Related company payables	1,197	—	—
Other assets and liabilities	105	(173)	(246)

Cash provided by operating activities	190	477	570

Investing Activities
Capital expenditures	(78)	(459)	(764)
Proceeds from sales of property	4	10	30
Purchases of consolidated companies	—	—	(17)
Investments in nonconsolidated affiliates	(11)	(66)	(108)
Advances to nonconsolidated affiliates, net of cash received	203	(179)	(24)
Proceeds from sale of nonconsolidated affiliate	180	—	—
Purchases of investments	(166)	(117)	(50)
Proceeds from sales of investments	245	177	42

Cash provided by (used in) investing activities	377	(634)	(891)

Financing Activities
Changes in short-term notes payable	(959)	399	397
Changes in notes payable to related companies	396	—	—
Payments on long-term debt	(7)	(138)	(251)
Proceeds from issuance of long-term debt	1	17	287
Purchases of treasury stock	(1)	(1)	(51)
Proceeds from sales of common stock	6	32	51
Distributions to minority interests	(3)	(9)	—
Dividends paid to stockholders	(28)	(121)	(120)

Cash provided by (used in) financing activities	(595)	179	313

Effect of Exchange Rate Changes on Cash	—	—	—

Summary
Increase (Decrease) in cash and cash equivalents	(28)	22	(8)
Cash and cash equivalents at beginning of year	63	41	49

Cash and cash equivalents at end of year	$35	$63	$41

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Dollars in millions, except as noted

A    Summary of Significant Accounting Policies and Accounting Changes

Principles of Consolidation and Basis of Presentation

        Except as otherwise indicated by the context, the terms "Corporation" and "UCC" as used herein mean Union Carbide Corporation and its consolidated subsidiaries. On February 6, 2001, Union Carbide Corporation merged with a wholly owned subsidiary of The Dow Chemical Company ("Dow" and, with regard to the merger, the "Dow Merger"). As a result of the Dow Merger, each share of the Corporation's common stock was exchanged for 1.611 shares of Dow common stock and UCC became a wholly owned subsidiary of Dow.

        The accompanying consolidated financial statements of the Corporation include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Corporation exercises control and for which control is other than temporary. Intercompany transactions and balances are eliminated in consolidation. Investments in nonconsolidated affiliates (20-50 percent owned companies) are accounted for on the equity basis.

        Certain reclassifications of prior years' amounts have been made to conform to the presentation adopted for 2001.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," the presentation of earnings per share is not required in financial statements of wholly owned subsidiaries.

Related Companies

        Transactions with the Corporation's parent company, Dow, or other Dow subsidiaries have been reflected as related company transactions in the consolidated financial statements. See Note K for further discussion.

Use of Estimates in Financial Statement Preparation

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Corporation's consolidated financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

Foreign Currency Translation

        The local currency has been primarily used as the functional currency throughout the world. Translation gains and losses of those operations that use local currency as the functional currency are included in the consolidated balance sheets in "Accumulated other comprehensive loss" ("AOCI"). Where the U.S. dollar is used as the functional currency, foreign currency gains and losses are reflected in income.

Environmental Matters

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the consolidated balance sheets in "Other noncurrent obligations" at undiscounted amounts.

        Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Costs related to environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued when such costs are probable and estimable.

Cash and Cash Equivalents

        Cash and cash equivalents include time deposits and readily marketable securities with original maturities of three months or less.

Financial Instruments

        The Corporation calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Corporation uses standard pricing models, which take into account the present value of estimated future cash flows. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the results included in income.

Inventories

        Inventories are stated at the lower of cost or market. The method of determining cost is used consistently from year to year at each subsidiary and varies between last-in, first-out ("LIFO"); first-in, first-out ("FIFO"); and average cost.

Property

        Land, buildings and equipment, including property under capital lease agreements, are carried at cost less accumulated depreciation. Depreciation is based on the estimated service lives of depreciable assets and is provided using the straight-line method. Beginning in mid-2001, the Corporation changed the estimated useful lives assigned to newly acquired assets to conform to the estimated useful lives assigned by Dow to similar assets. No change was made to the estimated lives of assets acquired prior to 2001. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income.

        The Corporation evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Investments

        Investments in debt and marketable equity securities are classified as either trading, available-for-sale, or held-to-maturity. Investments classified as trading are reported at fair value with unrealized gains and losses included in income. Those classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in AOCI. Those classified as held-to-maturity are recorded at amortized cost. The cost of investments sold is determined by specific identification.

        The excess of the cost of investments in subsidiaries over the values assigned to assets and liabilities acquired through June 30, 2001 is shown as goodwill and is amortized on a straight-line basis over its estimated useful life (maximum 40 years) through December 31, 2001. There were no investments made after June 30, 2001 that resulted in the recording of goodwill. Effective January 1, 2002, goodwill will no longer be amortized, but will be subject to the impairment provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." See Accounting Changes below for further discussion.

Revenue

        Sales are recognized when the revenue is realized or realizable, and has been earned. In general, revenue is recognized as risk and title to the product transfers to the customer, which usually occurs at the time shipment is made; as services are rendered; or in relation to licensee production levels.

Income Taxes

        The Corporation accounts for income taxes using the asset and liability method. Under this method deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted rates.

        Annual tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ from the amounts accrued. Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested.

Accounting Changes

        In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires capitalization of certain internal-use computer software costs. SOP 98-1 was adopted by the Corporation on January 1, 1999. The adoption of SOP 98-1 did not have a material impact on the Corporation's consolidated financial statements.

        In 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organization costs, requiring those costs to be expensed as incurred. The Corporation's previous accounting policy regarding the treatment of these costs was substantially consistent with SOP 98-5, with the exception of certain nonconsolidated affiliates, which capitalized the cost of start-up activities. Therefore, adoption of this standard on January 1, 1999 resulted in a charge of $27 ($20 after tax) as a cumulative effect of change in accounting principle.

        In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The Corporation adopted the provisions of SAB 101 on October 1, 2000, the effect of which was not material to the Corporation's consolidated financial statements.

        In May 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus with respect to EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 recognizes the inconsistencies in practice with regard to the recording of shipping and handling costs incurred by most companies that sell goods. The Corporation's previous accounting policy regarding the treatment of these costs was consistent with EITF 00-10; therefore adoption of this consensus did not have a material impact on the Corporation's consolidated financial statements.

        In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement, which replaces SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassifications of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on the Corporation's consolidated financial statements. See Note Q regarding sales of certain qualifying accounts receivables.

        The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133. Effective January 1, 2001, the Corporation adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, and as interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues." Due to the Corporation's limited use of financial instruments to manage its exposure to market risks, primarily related to changes in foreign currency exchange rates, the adoption of SFAS No. 133 did not have a material impact on the Corporation's consolidated financial statements.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements replace Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and APB Opinion No. 17, "Intangible Assets," respectively. Under SFAS No. 141 all business combinations initiated after June 30, 2001 are accounted for using only the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under this statement, goodwill will not be amortized, but will be subject to impairment testing, with the exception of goodwill arising from investments in nonconsolidated affiliates, which will continue to be subject to the impairment provisions of APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." Amortization of existing goodwill ($3 in 2001, $8 in 2000 and $8 in 1999) will cease upon adoption of SFAS No. 142 effective January 1, 2002. The results of the Corporation's goodwill impairment test indicated no impairment.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Corporation is currently assessing the impact of adopting this statement.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporation determined that its current accounting policy for the impairment of long-lived assets is consistent with SFAS No. 144.

B    Merger-related Expenses and Restructuring

        On March 29, 2001, management made certain decisions relative to employment levels, duplicate assets and facilities and excess capacity resulting from the Dow Merger. These decisions were based on management's assessment of the actions necessary to achieve synergies as a result of the Dow Merger. The economic effects of these decisions, combined with merger-related transaction costs and certain asset impairments, resulted in a pretax special charge in the first quarter of 2001 of $1,275 which was reduced by $52 in subsequent quarters.

        The special charge included $629 for employee-related costs, which consisted predominantly of provisions for employee severance, change of control obligations, medical and retirement benefits, and outplacement services. The charge was increased by $3 during the year as the original estimates of amounts expected to be paid were further refined. The integration plans include a workforce reduction of approximately 4,200 people. The charge for severance was based upon the severance plan provisions communicated to employees. The Corporation expects that approximately 66 percent of the employee-related costs will be expended in cash within the first two years following the Dow Merger, though the timing of severance payments is dependent upon employee elections. Expenditures with respect to employee-related costs associated with pension and postretirement benefit plans will occur over a much more extended period that is not currently determinable. As of December 31, 2001, severance of approximately $327 had been paid to approximately 2,900 former employees.

        The special charge included $41 for transaction costs, which consisted primarily of investment banking, legal and accounting fees. All of these costs had been paid at March 31, 2001.

        The special charge included $605 for the write-down of duplicate assets and facilities directly related to the Dow Merger, the loss on divestitures required to obtain regulatory approval for the Dow Merger, asset impairments and lease abandonment reserves. Duplicate assets consist principally of capitalized software costs, information technology equipment and research and development facilities and equipment, all of which were written off during the first quarter. The fair values of the impaired assets, which include production facilities and transportation equipment, were determined based on discounted cash flows and an appraisal, respectively. These components of the special charge will require limited future cash outlays, and will result in a decrease in annual depreciation of approximately $62. In November 2001, the decision to close a research and development facility in

Bound Brook, New Jersey was reversed, in light of difficult economic conditions; the facility will now remain open until at least 2005. Consequently, $55 of the special charge was reversed during the fourth quarter. At December 31, 2001, $77 of the reserve remained for the abandonment of leased facilities and demolition costs.

        The following table summarizes the activity in the special charge reserve for 2001:

	1st Quarter 2001 Special Charge	Adjustments to Reserve	Charges Against Reserve	Balance at Year-end
Labor-related costs	$629	$3	$(327)	$305
Transaction costs	41	—	(41)	—
Write-down of assets and facilities	605	(55)	(473)	77

Total	$1,275	$(52)	$(841)	$382

C    Exchange of Ownership Interests with Related Companies

        Effective June 30, 2001, the Corporation contributed all of its ownership interests in several wholly owned entities in Europe and Latin America to wholly owned subsidiaries of Dow. In return for the contribution of interests, the Corporation received newly issued shares of stock in the acquiring companies.

        Effective September 30, 2001, the Corporation contributed all of its ownership interests in several wholly owned entities in Latin America to a Brazilian subsidiary of Modeland International Holdings Inc. ("Modeland"), a wholly owned subsidiary of Dow, in exchange for newly issued shares of Modeland.

        Effective October 1, 2001, the Corporation contributed all of its ownership interests in Union Carbide Canada, Inc. ("UCCI") to Dow Chemical Canada Inc. ("DCCI"), a wholly owned subsidiary of Dow, in exchange for newly issued shares of DCCI stock. The transaction included the contribution of UCCI's equity investments in Alberta & Orient Glycol Company Limited, and Petromont and Company, Limited Partnership ("Petromont") (see Note F).

        Investments in the Dow subsidiaries have been accounted for using the cost method and have been included in "Investments in related companies" in the consolidated balance sheet at the book values of the net assets contributed.

        The following table presents the combined summarized balance sheet and income statement data of the contributed entities at their respective contribution dates.

Summarized Balance Sheet Information

Current assets	$816
Noncurrent assets	1,079

Total assets	$1,895

Current liabilities	$955
Noncurrent liabilities	632

Total liabilities	$1,587

Cumulative translation adjustment	$172

Net Assets	$480

Summarized Income Statement Information

Sales	$750
Earnings Before Interest, Taxes, and Minority Interests	349
Net income	340

D    Income Taxes

        Operating loss carryforwards at December 31, 2001 amounted to $1,094 compared with no operating loss carryforwards at the end of 2000. Of the operating loss carryforwards, $4 is subject to expiration in the years 2002 through 2006. The remaining balances expire in years beyond 2006 or have an indefinite carryforward period. Tax credit carryforwards at December 31, 2001 amounted to $179, of which $86 is subject to expiration in the years 2002 through 2006. The remaining tax credit carryforwards expire in years beyond 2006.

        Undistributed earnings of foreign subsidiaries and related companies which are deemed to be permanently invested amounted to $136 at December 31, 2001, $498 at December 31, 2000 and $511 at December 31, 1999. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

Domestic and Foreign Components of Income (Loss) before Income Taxes and Minority Interests

	2001	2000	1999
Domestic	$(1,420)	$153	$331
Foreign	99	32	93

Total	$(1,321)	$185	$424

Reconciliation to U.S. Statutory Rate

	2001	2000	1999
Taxes at U.S. statutory rate	$(462)	$65	$148
Foreign rates other than 35%	(12)	24	8
U.S. tax effect of foreign earnings and dividends	(26)	(23)	(30)
U.S. business credits	(16)	(21)	(23)
Other—net(1)	(110)	(29)	5

Total tax provision (credit)	$(626)	$16	$108

Effective tax rate	47.4%	8.6%	25.5%

(1)
2001 is primarily the impact of reassessing tax contingencies based on U.S. tax audit settlements, new jurisprudence and developments in foreign jurisdictions.

Provision (Credit) for Income Taxes

	2001			2000			1999
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(55)	$(567)	$(622)	$(40)	$7	$(33)	$(31)	$76	$45
State and local	5	(32)	(27)	3	10	13	(5)	26	21
Foreign	30	(7)	23	35	1	36	38	4	42

Total	$(20)	$(606)	$(626)	$(2)	$18	$16	$2	$106	$108

Deferred Tax Balances at December 31

	2001	2000
Property	$(662)	$(748)
Tax loss and credit carryforwards	560	125
Long-term debt	17	15
Postretirement benefit obligations	220	220
Other accruals and reserves	384	237
Inventory	16	35
Other—net	88	(20)

Total	$623	$(136)

E    Inventories

        The reserves required to adjust inventories from the first-in, first-out ("FIFO") basis to the last-in, first-out ("LIFO") basis amounted to a decrease of $198 at December 31, 2001 and a decrease of $338 at December 31, 2000. The inventories that were valued on a LIFO basis, principally U.S. chemicals and plastics product inventories, represented 37 percent of the total inventories at December 31, 2001 and 54 percent of the total inventories at December 31, 2000.

        A reduction of certain inventories resulted in the liquidation of some quantities of LIFO inventory, which reduced pretax loss $53 in 2001 and $0 in 2000 and 1999. The reduction was primarily due to the sale of warehouse and terminal inventories to Dow during the second quarter of 2001.

F    Significant Nonconsolidated Affiliates

        The Corporation's investments in related companies accounted for by the equity method ("nonconsolidated affiliates") were $565 at December 31, 2001 and $1,008 at December 31, 2000. At

December 31, 2001, the Corporation's investment in EQUATE Petrochemical Company K.S.C. ("EQUATE") was $111 less than its proportionate share of the underlying net assets ($125 at December 31, 2000). The difference represents the adjustment to reflect the assets of EQUATE on a U.S. GAAP basis and as such is being amortized over the remaining six-year useful life of the assets. The Corporation's investment in nonconsolidated affiliates (except EQUATE) approximated its share of the underlying net assets of the investee. Any differences are considered goodwill and are amortized over the estimated useful lives.

        The summarized financial information below represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates: EQUATE; Petromont; Nippon Unicar Company Limited; UOP LLC; World Ethanol Company; the OPTIMAL Group [consisting of OPTIMAL Chemicals (Malaysia) Sdn Bhd, OPTIMAL Olefins (Malaysia) Sdn Bhd and OPTIMAL Glycols (Malaysia) Sdn Bhd]; and Polimeri Europa S.r.l. ("Polimeri Europa"). The Corporation's investment in these companies was $565 at December 31, 2001 and $1,006 at December 31, 2000 and its equity in their earnings was $63 in 2001, $96 in 2000 and $71 in 1999.

        In order to satisfy the European Commission's condition for approval of the Dow Merger, the Corporation divested its 50 percent interest in Polimeri Europa to EniChem S.p.A. in April 2001. The summarized balance sheet and income statement information for 2001 does not include the results of Polimeri Europa (see Note B).

        On October 1, 2001, the Corporation contributed all of its ownership interest in UCCI to DCCI (see Note C). This transaction included UCCI's equity investment in Petromont. As a result, the summarized balance sheet information for 2001 does not include Petromont. The summarized income statement information for 2001 includes Petromont's results through September 30, 2001.

Summarized Balance Sheet Information at December 31

	2001	2000
Current assets	$963	$1,639
Noncurrent assets	3,090	3,520

Total assets	$4,053	$5,159

Current liabilities	$708	$937
Noncurrent liabilities	1,103	1,898

Total liabilities	$1,811	$2,835

Summarized Income Statement Information

	2001	2000	1999
Sales	$1,990	$4,374	$3,661
Gross profit	620	875	814
Net income	35	176	62

        During the third quarter of 2001, the Corporation, Petroliam Nasional Berhad (Petronas) and Polifin International Investments (PTY) Ltd. entered into agreements with the OPTIMAL Group to provide loans and drawing facilities to the OPTIMAL Group with terms expiring between September 2007 and September 2009. The loans and drawing facilities bear floating interest rates based on the six month London Interbank Offer Rate ("LIBOR") and are payable by the respective

OPTIMAL Group members. During the third quarter of 2001, $313 of advances previously made by the Corporation to the OPTIMAL Group were converted into loans and reclassified from "Investments in nonconsolidated affiliates" to "Noncurrent receivables" in the consolidated balance sheet. During the fourth quarter of 2001, the loan amount increased to $341 and was sold to a third party.

        Dividends received from nonconsolidated affiliates were $10 in 2001, $42 in 2000 and $75 in 1999.

G    Property

Property at December 31

	Estimated Useful Lives (Years)	2001	2000
Land	—	$69	$80
Land and waterway improvements	15-25	217	314
Buildings	5-55	613	486
Machinery and equipment	3-20	5,970	6,019
Utility and supply lines	5-20	51	1,271
Other	3-30	741	991
Construction in progress	—	50	200

Total		$7,711	$9,361

	2001	2000	1999
Depreciation expense	$378	$409	$394
Manufacturing maintenance and repair costs	241	300	270
Capitalized interest	13	51	43

H    Leased Property

        Leases that meet any of the criteria for capitalization have been classified and accounted for as capital leases. Operating leases primarily involve facilities and distribution equipment.

        For operating leases, the future minimum rental payments under leases with remaining non-cancelable terms in excess of one year are:

Minimum Operating Lease Commitments at December 31, 2001

2002	$87
2003	73
2004	68
2005	59
2006	51
2007 and thereafter	6

Total	344

Future sublease rentals	76

Net minimum rental commitments	$268

        The Corporation's Danbury, Connecticut office building lease represents $152 of the net minimum rental commitment. Rental expenses under operating leases (net of sublease rental income of $16 in 2001, $11 in 2000 and $10 in 1999) were $70 for 2001, $54 for 2000 and $41 for 1999.

I    Notes Payable and Long-Term Debt

        Notes payable in 2001 consisted primarily of revolving loan agreements with Dow. UCC no longer seeks short term funding through commercial paper.

Notes Payable at December 31	2001	2000
Other notes payable—trade	$14	$471
Commercial paper	—	700
Notes payable—related companies	396	—

Total	$410	$1,171

Year-end average interest rates	4.03%	7.03%

Long-Term Debt at December 31	2001	2000
Promissory notes and debentures:
6.25% Notes due 2003	$250	$250
6.75% Notes due 2003	125	125
6.70% Notes due 2009	250	250
8.75% Debentures due 2022(1)	117	117
7.875% Debentures due 2023	175	175
6.79% Debentures due 2025(2)	250	250
7.50% Debentures due 2025	150	150
7.75% Debentures due 2096(3)	200	200
Other facilities—various rates and maturities:
Foreign currency loans	1	5
Pollution control/industrial revenue bonds, varying maturities through 2031	231	238
Unamortized debt discount	(4)	(5)
Long-term debt due within one year	(15)	(7)

Total	$1,730	$1,748

(1)
Redeemable at the option of the Corporation on or after August 1, 2002.

(2)
Holders may request redemption on June 1, 2005.

(3)
Maturity may be shortened under certain circumstances to preserve deductibility of interest payments for federal income tax purposes.

Annual Installments on Long-Term Debt for the Next Five Years
2002	$15
2003	380
2004	23
2005	20
2006	2

        The Corporation's indentures under which notes and debentures are issued contain covenants normal for these types of instruments. These covenants place certain limits on the Corporation's ability to sell assets, engage in sale-leaseback transactions, incur debt or create liens on assets.

        Pollution control and other facility obligations represent state, commonwealth and local governmental bond financing of pollution control and other facilities and are treated for accounting and tax purposes as debt of the Corporation. These tax exempt obligations mature at various dates from 2002 through 2031 and had an average annual interest rate of 6.37% in 2001 and 7.00% in 2000. In 2001, the Corporation refinanced three tax-exempt bonds totaling $47 from a fixed coupon rate to variable rate notes with initial coupons ranging from 2.45% to 2.55%.

        In the first quarter of 2001, the Corporation cancelled its unused $1.0 billion major bank credit agreement.

J    Financial Instruments

Investments

        The Corporation's investments in marketable securities are primarily classified as available-for-sale. Maturities for approximately 95 percent of the debt securities were less than five years at December 31, 2001.

Investing Results

	2001	2000	1999
Proceeds from sales of available-for-sale securities	$245	$177	$42
Gross realized gains	30	12	10
Gross realized losses	(9)	(3)	(1)

Fair Value of Financial Instruments at December 31

	2001				2000
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities:
Debt securities	$7	—	—	$7	$44	—	—	$44
Equity securities	14	$1	—	15	34	$19	$(5)	48
Other	—	—	—	—	108	—	—	108

Total	$21	$1	—	$22	$186	$19	$(5)	$200

Long-term debt including debt due within one year	$(1,745)	—	$(135)	$(1,880)	$(1,755)	$4	$(59)	$(1,810)

Derivatives relating to Foreign currency	—	$2	—	$2	—	$4	$(8)	$(4)

Cost approximates fair value for all other financial instruments.

        The Corporation had forward contracts to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of $76 at December 31, 2001 and $131 at December 31, 2000. These contracts had various expiration dates in the first quarter of the next year. At December 31, 2001, the Corporation did not designate any derivatives as hedges.

K    Related Party Transactions

        Following the Dow Merger, the Corporation commenced selling certain products and inventories to Dow to simplify the customer interface process. Products were sold in accordance with the terms of

Dow's longstanding intercompany pricing policies. The application of these policies resulted in products being sold to Dow at market-based prices. Inventories totaling $790 were sold to Dow generally at cost. The Corporation procures certain commodities and raw materials through a Dow subsidiary. Purchases during the year were $789. The Corporation pays a commission to that Dow Subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in "Sundry income—net" in the consolidated statement of operations.

        Subsequent to the Dow Merger, the Corporation entered into a master services agreement with Dow whereby Dow provides services, including accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, and business management for UCC. This arrangement results in a quarterly charge of approximately $5 (included in "Sundry income—net") for management of the functions in addition to direct charges from the various service providers based upon the terms of the agreement.

        As part of Dow's cash management process, UCC's third-party notes payable were paid off and replaced by related company notes payable (see Note I). These revolving loans have LIBOR based interest rates with varying maturities. The noncurrent receivable from related companies of $587 was primarily related to the funding of ethylene and polyethylene plants in Canada which are now owned by DCCI. This note receivable has a LIBOR based interest rate and will be repaid in 2008.

        The monitoring and execution of risk management policies related to interest rate, foreign currency, and equity price risks, which are based on Dow's risk management philosophy, are provided as a service to UCC.

L    Stockholders' Equity

        As a result of the Dow Merger, the Corporation's total authorized shares of common stock were reduced from 500 million to 1,000 and all of the Corporation's common stock was retired, except for the 1,000 shares that remained outstanding and owned by Dow. Effective with the Dow Merger, the Corporation has 1,000 common shares authorized, issued, and outstanding. The retirement of the common stock initially resulted in an increase in additional paid-in capital ("APIC") due to the capital restructuring. The shares held in treasury were then also retired in the same manner, which caused a reduction in APIC to zero, and because the cost of the treasury stock was in excess of the available APIC, the additional amount was recorded as a reduction to retained earnings.

        On August 31, 1999, rights entitling each holder of common stock to purchase a share of common stock from the Corporation, under certain circumstances, expired unused.

        On August 3, 1999, the Board of Directors terminated authorizations to repurchase the Corporation's common stock. The number of shares purchased since inception of its share repurchase authorization in 1993 through August 3, 1999 was 56.4 million shares (1.0 million in 1999) out of a total authorization of 60 million shares, at an average effective price of $36.01 per share.

        The number of treasury shares issued to employees under option and purchase programs was 0.5 million in 2001, 0.9 million in 2000 and 2.9 million in 1999. There were no treasury shares reserved for stock option plans at December 31, 2001. The number of treasury shares reserved for stock option plans was 22.2 million at December 31, 2000 and 20.4 million at December 31, 1999.

M    Stock Compensation Plans

        As a result of the Dow Merger, all outstanding UCC nonqualified stock option grants were converted to Dow common stock options using the exchange ratio of 1.611 (i.e., one Union Carbide option was converted to 1.611 Dow options) and UCC restricted stock immediately vested and was converted to Dow common stock.

        Dow manages UCC's 1997 Long-Term Incentive Plans and 1997 Stock Option Plan for Non-Employee Directors. These plans maintain their respective terms and conditions. Before the Dow Merger, prior plans had options outstanding with terms generally similar to nonqualified stock options under the 1997 Plan. After the Dow Merger, all new option grants are distributed based on terms from Dow's 1988 Award and Option Plan.

        The 1997 Union Carbide Long-Term Incentive Plan for key employees provided for granting incentive and nonqualified stock options; exercise payment rights; grants of stock, including restricted stock, and performance awards. The number of shares granted or subject to options could not exceed 8.5 million under the plan. Option prices were equal to the closing price of the Corporation's common stock on the date of the grant, as listed on the New York Stock Exchange Composite Transactions. Options generally became exercisable two years after such date. Options did not have a duration of more than ten years. The option price may have been settled in cash, common shares of the Corporation currently owned by a participant, withholding stock shares from the exercise or a combination of these alternatives. Holders of restricted stock award shares were entitled to vote and dividends were credited to the holder's account, but these shares were generally nontransferable for varying periods of time after the grant date. Once the vesting conditions were met, the shares became fully transferable. Performance awards were paid in common stock, cash or other forms of property. No dividend-equivalent payment rights, exercise payment rights or performance awards were granted in 2001, 2000 or 1999.

        From January 1 to February 6, 2001, and for 2000 and 1999, UCC measured the compensation cost for its stock-based compensation plans using the intrinsic value method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees." In accordance with the terms of UCC's plans, no compensation cost has been recognized for its fixed stock option plans.

        The Corporation's reported net income and earnings per share (for 2000 and 1999) would have been reduced had compensation cost for the stock-based compensation plans been determined using the fair value method of accounting as set forth in SFAS No. 123, "Accounting for Stock-Based Compensation." For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date using the Black-Scholes Option Pricing Model using the following weighted-average assumptions:

	2001*	2000	1999
Dividend yield	n/a	1.99%	1.49%
Expected volatility	n/a	30.39%	30.00%
Risk-free interest rate	n/a	5.49%	6.14%
Expected life of stock option plans	n/a	6 years	6 years
*
Options were not granted in 2001

        The effects of using the fair value method of accounting are indicated in the pro forma amounts below:

	2001		2000		1999
	As Reported	Pro forma*	As Reported	Pro forma	As Reported	Pro forma
Net income (loss) available for common stockholders	$(699)	$(699)	$162	$142	$291	$274
Earnings per common share—basic	n/a	n/a	1.20	1.05	2.18	2.06
Earnings per common share—diluted	n/a	n/a	1.18	1.03	2.13	2.01
*
Options were not granted in 2001

        The following table summarizes the stock option activity of the Corporation's stock option plans:

Stock Options

	2001		2000		1999
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
	Shares (In Thousands)
Outstanding at beginning of year	13,781	$36.34	12,671	$34.40	12,792	$28.36
Granted	—	—	1,833	45.19	1,749	60.44
Exercised	(309)	9.55	(544)	14.82	(1,829)	16.80
Forfeited/Expired	(6)	43.43	(179)	54.58	(41)	45.33
Converted pursuant to Dow Merger	(13,466)	36.97	n/a	n/a	n/a	n/a

Outstanding at end of year	—	n/a	13,781	$36.34	12,671	$34.40

Exercisable at end of year	—	n/a	10,318	$30.97	9,422	$28.06
Fair value of options granted during the year		n/a		$14.72		$21.57
*
Weighted-average per share

        The Corporation had a deferred, restricted stock plan that granted stock to certain employees after a two year vesting period.

	2001	2000	1999
	Shares (In Thousands)
Deferred stock compensation expense	$0.3	$4.9	$5.6
Deferred shares outstanding	—	225	225

        In 1997, the board of directors approved the 1997 Union Carbide Corporation EPS Incentive Plan (the "Plan") for a limited number of senior managers. The Plan required these senior managers to put an amount equivalent to a portion of one year's annual base pay at risk, up to 100 percent, should diluted earnings per share not equal or exceed $4.00 in the year 2000. The amounts at risk were deducted from compensation over three years and converted to units equivalent to common stock using a $47.75 (post-Dow Merger $29.64) share price, the closing price of the Corporation's common stock on the date the plan was approved by the board of directors. Participants were credited with dividend-equivalents in the form of additional units.

        The plan was designed to grant awards if the Corporation achieved $4.00 or more diluted earnings per share performance during 1999 and 2000 or, at the discretion of the Compensation & Management Development Committee of the board of directors (the "Committee"), should certain actions or events occur which significantly affected the Corporation's ability to reach the earnings per share performance goals during the performance period. In 2001, prior to the Dow Merger, the Committee decided to grant awards based on provisions allowable in the Plan and it was not based upon achieving the $4.00 EPS threshold. The awards under the Plan were paid on February 7, 2001.

N    Employee Stock Ownership Plan

        The Corporation had the Union Carbide Corporation Employee Stock Ownership Plan ("UCC ESOP"), which was an integral part of the Union Carbide Savings and Investment Program. Substantially all full-time employees in the United States were eligible to participate in the UCC ESOP through the allocation of shares of the Corporation's common stock ("UCC ESOP shares") as matching contributions. In addition, eligible employees could receive the equivalent of up to twenty days' pay in UCC ESOP shares through the UCC ESOP profit sharing plan. Participants' accounts were also allocated UCC ESOP shares with a market value equal to the amount of dividends paid on their allocated shares.

        In 1990, the Corporation loaned the UCC ESOP $325 at 10 percent per annum with a maturity date of December 31, 2005, which was used to purchase shares of the Corporation's convertible preferred stock. In 1997, the UCC ESOP trustee exercised its right to convert all outstanding UCC ESOP preferred stock into the Corporation's common stock. The UCC ESOP shares were converted into shares of Dow common stock on February 6, 2001. On December 27, 2001, the loan was restructured with a new maturity date of December 31, 2023, and a new interest rate of 6.96 percent.

        Dividends on shares held by the UCC ESOP were paid to the UCC ESOP and were used by the UCC ESOP to make debt service payments on the loan. Shares were released for allocation to participants based on the ratio of the current year's debt service to the sum of the principal and interest payments over the life of the loan.

        Expense associated with the UCC ESOP was recognized as incurred using the cost method and was $0 in 2001, $2 in 2000 and $5 in 1999. During 2001, 1.3 million shares were allocated to UCC ESOP participants accounts.

        On December 27, 2001, the UCC ESOP and the Dow Employee Stock Ownership Plan were merged into one ESOP trust under The Dow Chemical Company Employees' Savings Plan ("the ESOP"). Prior to the merger of the two plans, the receivable from the UCC ESOP was reported as "Unearned ESOP shares" in the consolidated balance sheet as a reduction of "Stockholders' Equity." Subsequent to the merger of the plans, the loan to the ESOP is reported in "Accounts and notes receivable—related companies" in the consolidated balance sheet.

O    Pension Plans and Other Postretirement Benefits

Pension Plans

        The Corporation has a defined benefit pension plan which covers substantially all employees in the United States. The Corporation's funding policy is to contribute annually to the plan when pension laws and economics either require or encourage funding. Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers, including Dow common stock having a value of approximately $15 at December 31, 2001. Benefits are based on length of service and the employee's three highest consecutive years of compensation.

Plan Assumptions

	2001	2000
Discount rate	7.00%	7.00%
Rate of increase in future compensation levels	5.00%	4.75%
Long-term rate of return on assets	8.75%	8.75%

Other Postretirement Benefits

        The Corporation provides certain health care and life insurance benefits to retired U.S. employees. The Corporation funds most of the cost of these health care and life insurance benefits as incurred.

        The plan provides health care benefits, including hospital, physicians' services, drug and major medical expense coverage, and life insurance benefits. The Corporation and the retiree share the cost of these benefits, with the Corporation's portion increasing as the retiree has increased years of credited service. There is a cap on the Corporation portion. The Corporation has the ability to change these benefits at any time.

Plan Assumptions

	2001	2000
Discount rate	7.00%	7.00%
5-year projected medical cost trend, remaining constant thereafter	7.52 - 6.68%	6.93 - 5.50%

        Increasing the assumed medical cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2001 by $11 and the net periodic postretirement benefit cost for the year by $1. Decreasing the assumed medical cost trend rate by 1 percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2001 by $13 and the net periodic postretirement benefit cost for the year by $1.

Net Periodic Cost for all Significant Plans

	Defined Benefit Pension Plans			Other Postretirement Benefits
	2001	2000	1999	2001	2000	1999
Service cost	$43	$61	$65	$11	$12	$13
Interest cost	228	224	204	36	30	26
Expected return on plan assets	(361)	(357)	(269)	—	—	(1)
Amortization of transition obligation	(1)	(12)	(12)	—	—	—
Amortization of prior service cost (credit)	3	3	3	(9)	(15)	(24)
Amortization of unrecognized (gain) loss	(30)	(22)	—	3	(1)	—
Special termination/curtailment cost	141	—	—	107	—	—

Net periodic cost (credit)	$23	$(103)	$(9)	$148	$26	$14

Change in Benefit Obligation, Plan Assets and Funded Status of all Significant Plans

	Defined Benefit Pension Plans		Other Postretirement Benefits
Change in benefit obligation
	2001	2000	2001	2000
Benefit obligation at beginning of year	$3,344	$3,161	$463	$431
Service cost	43	61	11	12
Interest cost	228	224	36	30
Plan participants' contributions	—	—	—	25
Amendments	1	—	—	17
Actuarial changes in assumptions and experience	(75)	109	34	10
Effect of UCCI change in ownership	(79)	—	(8)	—
Benefits paid	(220)	(208)	(38)	(62)
Currency impact	(4)	(3)	—	—
Special termination/curtailment cost	141	—	107	—

Benefit obligation at end of year	$3,379	$3,344	$605	$463

Change in plan assets

Market value of plan assets at beginning of year	$4,519	$4,440	—	$8
Actual return on plan assets	(315)	284	—	(1)
Effect of UCCI change in ownership	(156)	—	—	—
Benefits paid	(220)	(205)	—	(7)

Market value of plan assets at end of year	$3,828	$4,519	—	—

Funded status and net amounts recognized

Plan assets in excess of (less than) benefit obligation	$449	$1,175	$(605)	$(463)
Unrecognized net transition obligation (asset)	—	(5)	—	—
Unrecognized prior service cost (credit)	2	6	(17)	(38)
Unrecognized net gain (loss)	(388)	(1,044)	79	32

Net amounts recognized in the consolidated balance sheets	$63	$132	$(543)	$(469)

Net amounts recognized in the consolidated balance sheets consist of:

Accrued benefit liability	$(141)	—	$(543)	$(470)
Prepaid benefit cost	204	$132	—	1

Net amounts recognized in the consolidated balance sheets	$63	$132	$(543)	$(469)

P    Commitments and Contingent Liabilities

Environmental

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Corporation had accrued obligations of $147 at December 31, 2001 for environmental matters, including $39 for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the

Corporation's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Corporation's consolidated financial statements.

Litigation

        The Corporation and its subsidiaries are involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters, including, but not limited to: product liability; trade regulation; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts; taxes; and commercial disputes. In some of these legal proceedings and claims, the cost of remedies that may be sought or damages claimed is substantial.

        Separately, the Corporation is involved in a large number of asbestos-related suits filed, for the most part, in various state courts at various times over the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both general and punitive damages, often in very large amounts. The alleged claims primarily relate to products that UCC sold in the past; alleged exposure to asbestos-containing products located on UCC's premises; and UCC's responsibility for asbestos suits filed against a divested subsidiary—Amchem Products, Inc. ("Amchem").

        Typically, the Corporation is only one of many named defendants, many of which, including UCC and Amchem, were members of the Center for Claims Resolution ("CCR") which sought to resolve asbestos cases on behalf of its members. The CCR has ceased operating in this manner although it still administers certain settlements. The Corporation now utilizes Peterson Asbestos Claims Enterprise for claims processing and insurance invoicing.

        During the third quarter of 2001, plaintiffs filed asbestos-related suits against the Corporation and Amchem at a rate greater than the historical average, but filings returned to a lower rate during the fourth quarter. This third quarter increase in claims against UCC and Amchem was influenced by the bankruptcy filings of several former CCR members. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future. The Corporation cannot estimate the range of liability that will result from these future cases. The Corporation will aggressively defend or reasonably resolve, as appropriate, both pending and future cases. To date, substantially all of the amounts paid by the Corporation to resolve asbestos-related suits have been covered by third-party insurance.

        For pending cases, the Corporation had asbestos-related litigation accruals of $233 and $118 at December 31, 2001 and 2000, respectively, and related insurance recovery receivables of $223 and $108 at December 31, 2001 and 2000, respectively. Defense and resolution costs for asbestos-related litigation were $53, $53 and $44 for 2001, 2000 and 1999, respectively, of which $51, $50 and $43 were reimbursed by insurance carriers. In addition, at December 31, 2001, the Corporation had other litigation accruals, unrelated to environmental or asbestos litigation, of $15 and related insurance recovery receivables of $15.

        While it is not possible at this time to determine with certainty the ultimate outcome of any of the legal proceedings and claims referred to in this filing, management believes that adequate provisions have been made for probable losses with respect to pending claims and proceedings, and that the ultimate outcome of all known and future claims, after provisions for insurance, will not have a material adverse effect on the consolidated financial position of the Corporation, but could have a material effect on consolidated results of operations in a given quarter or year. Should any losses be sustained in connection with any of such legal proceedings and claims in excess of provisions provided and available insurance, they will be charged to income when determinable.

Purchase Commitments

        The Corporation has purchase agreements including one major agreement (two in 2000 and three in 1999) for the purchase of ethylene-related products in the United States. Total purchases under these agreements were $63 in 2001, $171 in 2000 and $229 in 1999. The fixed and determinable portion of obligations under these purchase commitments at December 31, 2001 are presented in the following table:

Fixed and Determinable Portion of Take or Pay and
Throughput Obligations at December 31, 2001

2002	$17
2003	17
2004	6
2005 through expiration of contracts	—

Total	$40

Other

        The Corporation had additional contingent obligations relating primarily to performance agreements at December 31, 2001 totaling $173, of which $19 related to guarantees of debt.

Q    Supplementary Information

Deferred Charges and Other Assets at December 31

	2001	2000
Deferred charges	$49	$201
Prepaid benefit cost	204	132
Prepaid expenses	31	113
Other	43	16

Total	$327	$462

Accrued and Other Current Liabilities at December 31

	2001	2000
Accrued payroll	$27	$106
Interest payable	23	32
Environmental remediation costs	—	50
Accrued miscellaneous taxes	31	—
Impairment of unused office space	31	13
Postretirement benefit obligation	5	36
Other	84	115

Total	$201	$352

Other Noncurrent Obligations at December 31

	2001	2000
Environmental remediation costs	$147	$133
Product liability costs	233	118
Impairment of unused office space	99	74
Deferred income	187	125
Other	369	384

Total	$1,035	$834

Sundry Income—Net

	2001	2000	1999
Gain (loss) on sales of assets and securities	$29	$(2)	$17
Foreign exchange loss	(2)	(5)	(3)
Licensing business litigation settlements	—	—	50
Related company commissions, net	(40)	—	—
Other—net	13	50	4

Total	$—	$43	$68

Other Supplementary Information

	2001	2000	1999
Cash payments for interest	$196	$151	$153
Cash payments (receipts) for income taxes	(32)	(18)	40
Provision for doubtful receivables	9	5	3

Sales of Trade Accounts Receivables

        The Corporation entered into an agreement in June 2001 to sell, without recourse, a participation in a pool of qualifying trade accounts receivables. A maximum of $300 in receivables is available for sale in the pool, and as receivables in the pool are collected, new receivables are added. The average monthly participation in the pool was $281 in 2001 for the seven months the program was in effect. The net cash flow in any given period represents the discount on sales, which is recorded as interest expense. The average monthly discount was approximately $0.8 in 2001.

R    Business and Geographic Segment Information

        Effective with the Dow Merger, the Corporation's business activities are no longer operated as separate business units. Dow conducts its worldwide operations through global businesses. This results in the Corporation's business activities comprising components of Dow's global businesses rather than stand-alone operations. Because there are no separable reportable business segments for the Corporation under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and no business information is provided to a chief operating decision maker regarding the Corporation's stand-alone operations, the Corporation's results are reported as a single operating segment. Prior to the Dow Merger, the Corporation was managed as two separate business segments, Specialties & Intermediates and Basic Chemicals & Polymers, as well as a nonoperating segment ("Other").

        Sales are attributed to geographic area based on customer location. Long-lived assets are attributed to geographic areas based on asset location. Net sales and long-lived assets by country and geographic area were as follows:

	United States	Europe	Rest of World	Total
2001
Sales to external customers	$2,552	$454	$865	$3,871
Long-lived assets	2,788	6	44	2,838
2000
Sales to external customers	$3,924	$926	$1,676	$6,526
Long-lived assets	3,467	110	944	4,521
1999
Sales to external customers	$3,482	$913	$1,475	$5,870
Long-lived assets	3,635	129	757	4,521

        Due to the exchange of ownership interests in the Corporation's significant foreign subsidiaries with Dow (see Note C), sales to external customers will be primarily in the United States beginning in 2002. In addition, the Corporation will continue to sell products to Dow, resulting in a decrease in sales to external customers in the United States.

Union Carbide Corporation and Subsidiaries
Quarterly Statistics

In Millions, Except for Per Share Amounts (Unaudited) 2001	1st	2nd	3rd	4th	Year
Net trade sales	$1,536	$1,166	$827	$342	$3,871
Net sales to related companies	—	530	350	651	1,531
Merger-related expenses and restructuring	(1,275)	13	—	39	(1,223)
Earnings (Loss) before interest, income taxes and minority interests	(1,307)	104	23	16	(1,164)
Net income (loss) available for common stockholder	(871)	39	(12)	145	(699)
Common stock dividends declared per share	0.20275	n/a	n/a	n/a	0.20275
Market price range of common stock:(1)
High	55.5625	n/a	n/a	n/a	55.5625
Low	43.7500	n/a	n/a	n/a	43.7500
2000	1st	2nd	3rd	4th	Year

Net sales	$1,617	$1,674	$1,637	$1,598	$6,526
Earnings (Loss) before interest, income taxes and minority interests	139	203	64	(90)	316
Net income (loss) available for common stockholders	97	130	29	(94)	162
Earnings (Loss) per common share — basic	0.72	0.96	0.22	(0.70)	1.20
Earnings (Loss) per common share — diluted	0.71	0.94	0.22	(0.70)	1.18
Common stock dividends declared per share	0.225	0.225	0.225	0.225	0.90
Market price range of common stock: (1)
High	68.4375	63.5625	52.8125	55.7500	68.4375
Low	44.5000	46.7500	35.2500	30.5625	30.5625

(1)
Composite price as reported on the New York Stock Exchange.

See Notes to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Corporation filed a Current Report on Form 8-K dated March 15, 2001, containing the requirements under Item 4 of Form 8-K regarding the Corporation's change in Independent Auditors.

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

        Omitted pursuant to General Instruction I of Form 10-K.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this report:

  1.
  The Corporation's 2001 Consolidated Financial Statements and the Independent Auditors' Reports are included in Item 8 of Part II.

  2.
  Financial Statement Schedules.

      The following Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K:

Schedule II	Valuation and Qualifying Accounts	Page 46

      Schedules other than the one listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or Notes thereto.

    3.
    Exhibits—See the Exhibit Index on pages 48-50 of this Annual Report on Form 10-K for exhibits filed with this Annual Report on Form 10-K (see below) and for exhibits incorporated by reference.

      The Corporation will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Corporation's principal executive offices.

      The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K:

3.2	A copy of the Bylaws of Union Carbide Corporation, as amended November 15, 2001.	Page 51
23.1	Independent Auditors' Consent.	Page 60
23.2	Independent Auditors' Consent.	Page 61
  (b)
  Reports on Form 8-K:

          No Current Reports on Form 8-K were filed by the Corporation during the fourth quarter of 2001.

The following trademarks of Union Carbide Corporation or its subsidiaries appear in this report:
    CELLOSIZE, FLEXOMER, POLYOX, UCAR, UNIPOL

The following trademark of American Chemistry Council appears in this report:
    RESPONSIBLE CARE

SCHEDULE II

Union Carbide Corporation and Subsidiaries
Valuation and Qualifying Accounts

For the Years Ended December 31
COLUMN A Description	COLUMN B Balance at Beginning of Year	COLUMN C Additions to Reserves	COLUMN D Deductions from Reserves		COLUMN E Balance at End of Year
	(In Millions)
2001
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$11	$10	$13	(a)	$8

2000
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$19	$0	$8	(a)	$11

1999
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$22	$2	$5	(a)	$19

		2001	2000	1999
(a)	Deductions represent:
	Notes and accounts receivable written off	$0	$8	$5
	Credits to profit and loss	3	0	0
	Miscellaneous other	10	0	0

		$13	$8	$5

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 2002.

UNION CARBIDE CORPORATION

By:	/s/ Frank H. Brod
Frank H. Brod, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 19th day of March, 2002 by the following persons in the capacities indicated:

/s/ Fernando Ruiz	/s/ Alfonso Escudero
Fernando Ruiz, Director	Alfonso Escudero, Director

/s/ Charles J. Kalil
Charles J. Kalil, Director

EXHIBIT INDEX

Exhibit No.	Description
3.1.1	Amended and Restated Certificate of Incorporation of Union Carbide Corporation as filed June 25, 1998 (See Exhibit 3 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
3.1.2
Certificate of Merger of Transition Sub Inc. into Union Carbide Corporation under Section 904 of the Business Corporation Law effective February 6, 2001 (See Exhibit 3.1.2 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000).
3.1.3
Certificate of Change of Union Carbide Corporation under Section 805-A of the Business Corporate Law, dated April 27, 2001 (See Exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
3.2	A copy of the Amended and Restated Bylaws of Union Carbide Corporation, amended as of November 15, 2001.
4.1
Indenture dated as of June 1, 1995, between the Corporation and the Chase Manhattan Bank (formerly Chemical Bank), Trustee (See Exhibit 4.1.2 to the Corporation's Form S-3 effective October 13, 1995, Reg. No. 33-60705).
4.2	The Corporation will furnish to the Commission upon request any other debt instrument referred to in Item 601(b)(4)(iii)(A) of Regulation S-K.
10.1
Indemnity Agreement dated as of December 8, 1997, between the Corporation and James F. Flynn. The Indemnity Agreement filed with the Commission is substantially identical in all material respects, except as to the parties thereto and dates thereof, with Indemnity Agreements between the Corporation and each other person who was a director or executive officer of the Corporation (See Exhibit 10.1 of the Corporation's 1997 Form 10-K).
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
10.2.6	Amendment to the 1988 Union Carbide Long-Term Incentive Plan effective October 1, 1997 (See Exhibit 10.2.6 of the Corporation's 1997 Form 10-K).
10.3.1	1983 Union Carbide Bonus Deferral Program (See Exhibit 10.4.1 of the Corporation's 1996 Form 10-K).

10.3.2	Amendment to the 1983 Union Carbide Bonus Deferral Program effective January 1, 1992 (See Exhibit 10.3.2 of the Corporation's 1997 Form 10-K).
10.4.1	1984 Union Carbide Cash Bonus Deferral Program (See Exhibit 10.5.1 of the Corporation's 1996 Form 10-K).
10.4.2	Amendment to the 1984 Union Carbide Cash Bonus Deferral Program effective January 1, 1986 (See Exhibit 10.5.2 of the Corporation's 1996 Form 10-K).
10.4.3	Amendment to the 1984 Union Carbide Cash Bonus Deferral Program effective January 1, 1992 (See Exhibit 10.4.3 of the Corporation's 1997 Form 10-K).
10.5.1	Union Carbide Corporation Equalization Benefit Plan, Amended and Restated effective January 1, 1998 (See Exhibit 10.5 of the Corporation's 1999 Form 10-K).
10.5.2	First Amendment to the Union Carbide Corporation Equalization Benefit Plan effective as of January 1, 2001 (See Exhibit 10.5.2 of the Corporation's 2000 Form 10-K).
10.6.1	Union Carbide Corporation Supplemental Retirement Income Plan, Amended and Restated January 1, 1998 (See Exhibit 10.6 of the Corporation's 1999 Form 10-K).
10.6.2	First Amendment to the Union Carbide Corporation Supplemental Retirement Income Plan effective as of January 1, 2001 (See Exhibit 10.6.2 of the Corporation's 2000 Form 10-K).
10.7	Union Carbide Non-Employee Director's Compensation Deferral Program, Amended and Restated effective as of February 6, 2001 (See Exhibit 10.7 of the Corporation's 2000 Form 10-K).
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
10.11.1	Union Carbide Corporation Benefits Protection Trust, amended and restated effective August 29, 1997 (See Exhibit 10.11.1 of the Corporation's 1997 Form 10-K).
10.11.2	Amendment to the Union Carbide Corporation Benefits Protection Trust effective November 1, 1997 (See Exhibit 10.11.2 of the Corporation's 1997 Form 10-K).
10.11.3	Second Amendment to the Union Carbide Corporation Benefits Protection Trust effective February 1, 2001 (See Exhibit 10.11.3 of the Corporation's 2000 Form 10-K).
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
10.14.1	Union Carbide Corporation Enhanced Retirement Income Plan, effective January 1, 1998 (See Exhibit 10.14 of the Corporation's 1999 Form 10-K).
10.14.2	First Amendment to the Union Carbide Corporation Enhanced Retirement Income Plan effective as of January 1, 2001 (See Exhibit 10.14.2 of the Corporation's 2000 Form 10-K).
10.15.1	1994 Union Carbide Long-Term Incentive Plan (See Exhibit 10.15.1 of the Corporation's 1999 Form 10-K).
10.15.2	Amendment to the 1994 Union Carbide Long-Term Incentive Plan effective October 1, 1997 (See Exhibit 10.15.2 of the Corporation's 1997 Form 10-K).
10.16	Union Carbide Compensation Deferral Program Amended and Restated as of February 6, 2001 (See Exhibit 10.16 of the Corporation's 2000 Form 10-K).
10.17	Excess Long-Term Disability Plan effective January 1, 1994 (See Exhibit 10.17 of the Corporation's 1999 Form 10-K).
10.19.1	1997 Union Carbide Long-Term Incentive Plan (See Appendix A of the Corporation's proxy statement filed with the Commission March 12, 1997, file number: 001-01463).
10.19.2	Amendment to the 1997 Union Carbide Long-Term Incentive Plan effective April 23, 1997 (See Exhibit 10.19.2 of the Corporation's 1997 Form 10-K).
10.19.3
Resolutions adopted by the Board of Directors of the Corporation on February 23, 2000 with respect to the number of shares authorized for awards under the 1997 Union Carbide Long-Term Incentive Plan. (See Exhibit 10.19.3 of the Corporation's 2000 Form 10-K).
10.20	1997 Stock Option Plan for Non-Employee Directors of Union Carbide Corporation (See Appendix B of the Corporation's proxy statement filed with the Commission March 12, 1997, file number: 001-01463).
10.22	The Mid-Career Hire Plan for Employees of Union Carbide Corporation and Its Participating Subsidiary Companies, effective December 3, 1996 (See Exhibit 10.22 of the Corporation's 1997 Form 10-K).
21	Omitted pursuant to General Instruction I of Form 10-K.
23.1	Independent Auditors' Consent.
23.2	Independent Auditors' Consent.

        Wherever an exhibit listed above refers to another exhibit or document (e.g., "See Exhibit 6 of…"), that exhibit or document is incorporated herein by such reference.

        A copy of any exhibit listed above may be obtained on written request to the Secretary's Department, Union Carbide Corporation, 39 Old Ridgebury Road, Danbury, CT 06817-0001.

QuickLinks

Union Carbide Corporation ANNUAL REPORT ON FORM 10-K For the Fiscal Year Ended December 31, 2001 TABLE OF CONTENTS
PART I
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Independent Auditors' Report
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA—CONTINUED
Independent Auditors' Report
Union Carbide Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (Loss)
Union Carbide Corporation and Subsidiaries Notes to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
  SCHEDULE II
SIGNATURES
EXHIBIT INDEX