Form 10-Q
period 2002-03-31
UNION CARBIDE CORP /NEW/
filed 2002-05-03
CIK 100790

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED MARCH 31, 2002

Commission file number 1-1463

UNION CARBIDE CORPORATION
A Subsidiary of The Dow Chemical Company
(Exact name of registrant as specified in its charter)

New York	13-1421730
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

39 Old Ridgebury Road, Danbury, Connecticut 06817-0001
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: 203-794-2000

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐.

        At March 31, 2002, 1,000 shares of common stock were outstanding, all of which were held by the registrant's parent, The Dow Chemical Company.

        The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

UNION CARBIDE CORPORATION
A Subsidiary of The Dow Chemical Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Note A)

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	March 31, 2002	March 31, 2001
Net trade sales	$141	$1,536
Net sales to related companies	977	—

Total Net Sales	1,118	1,536

Cost of sales	1,006	1,476
Research and development expenses	32	46
Selling, general and administrative expenses	14	55
Amortization of intangibles	2	3
Merger-related expenses and restructuring	—	1,275
Insurance and finance company operations, pretax income	—	1
Equity in earnings of nonconsolidated affiliates	3	12
Sundry expense—net	(3)	(1)

Earnings (Loss) before Interest, Income Taxes and Minority Interests	64	(1,307)

Interest income	15	2
Interest expense and amortization of debt discount	33	51

Income (Loss) before Income Taxes and Minority Interests	46	(1,356)

Provision (Credit) for income taxes	9	(486)
Minority interests' share in income	—	1

Net Income (Loss) Available for Common Stockholder	$37	$(871)

Depreciation	$76	$100

Capital Expenditures	$9	$34

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	March 31, 2002	Dec. 31, 2001
Assets
Current Assets
Cash and cash equivalents	$32	$35
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2002: $9; 2001: $8)	103	266
Related companies	1,233	1,324
Other	115	197
Inventories:
Finished and work in process	263	263
Materials and supplies	79	100
Deferred income tax assets—current	281	299

Total current assets	2,106	2,484

Investments
Investments in related companies, at cost	480	480
Investments in nonconsolidated affiliates	483	565
Other investments	57	24
Noncurrent receivables	351	253
Noncurrent receivables from related companies	583	587

Total investments	1,954	1,909

Property
Property	7,705	7,711
Less accumulated depreciation	4,934	4,873

Net property	2,771	2,838

Other Assets
Goodwill (Note E)	26	26
Other intangible assets (Note E)	26	28
Deferred income tax assets—noncurrent	354	324
Deferred charges and other assets	286	299

Total other assets	692	677

Total Assets	$7,523	$7,908

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	March 31, 2002	Dec. 31, 2001
Liabilities and Stockholder's Equity
Current Liabilities
Notes payable:
Related companies	$585	$396
Other	7	14
Long-term debt due within one year	13	15
Accounts payable:
Trade	225	360
Related companies	777	1,197
Other	55	83
Income taxes payable	58	44
Accrued and other current liabilities	232	201

Total current liabilities	1,952	2,310

Long-Term Debt	1,718	1,730

Other Noncurrent Liabilities
Pension and other postretirement benefits—noncurrent	717	709
Other noncurrent obligations	979	1,035

Total other noncurrent liabilities	1,696	1,744

Minority Interest in Subsidiaries	7	7

Stockholder's Equity
Common stock (1,000 shares authorized and issued)	—	—
Additional paid-in capital	—	—
Retained earnings	2,237	2,200
Accumulated other comprehensive loss	(87)	(83)

Net stockholder's equity	2,150	2,117

Total Liabilities and Stockholder's Equity	$7,523	$7,908

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	March 31, 2002	March 31, 2001
Operating Activities
Net Income (Loss)	$37	$(871)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	81	103
Credit for deferred income tax	(12)	(422)
Earnings/losses of nonconsolidated affiliates less than (in excess of) dividends received	42	(9)
Minority interests' share in income	—	1
Net gain on sales of property	(2)	—
Other net (gain) loss	2	(24)
Merger-related expenses and restructuring	—	1,176
Tax benefit—nonqualified stock option exercises	—	4
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	243	(56)
Related company receivables	91	—
Inventories	21	34
Accounts payable	(152)	(64)
Related company payables	(420)	—
Other assets and liabilities	(92)	(153)

Cash used in operating activities	(161)	(281)

Investing Activities
Capital expenditures	(9)	(34)
Proceeds from sales of property	2	—
Investments in nonconsolidated affiliates	(7)	(2)
Advances to nonconsolidated affiliates	—	(29)
Purchases of investments	(15)	(22)
Proceeds from sales of investments	15	22

Cash used in investing activities	(14)	(65)

Financing Activities
Changes in short-term notes payable	(2)	(952)
Changes in notes payable to related companies	189	1,308
Payments on long-term debt	(14)	(5)
Purchases of treasury stock	—	(1)
Proceeds from sales of common stock	—	6
Distributions to minority interests	(1)	—
Dividends paid to stockholders	—	(28)

Cash provided by financing activities	172	328

Effect of Exchange Rate Changes on Cash	—	1

Summary
Decrease in cash and cash equivalents	(3)	(17)
Cash and cash equivalents at beginning of year	35	63

Cash and cash equivalents at end of period	$32	$46

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	March 31, 2002	March 31, 2001
Net Income (Loss) Available for Common Stockholder	$37	$(871)

Other Comprehensive Income (Loss), Net of Tax
Unrealized losses on investments	—	(1)
Translation adjustments	(4)	(79)

Total other comprehensive loss	(4)	(80)

Comprehensive Income (Loss)	$33	$(951)

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

(Unaudited)

Note A—Consolidated Financial Statements

        Except as otherwise indicated by the context, the terms "Corporation" and "UCC" as used herein mean Union Carbide Corporation and its consolidated subsidiaries. The unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

        Since February 6, 2001, the Corporation has been a wholly owned subsidiary of The Dow Chemical Company ("Dow") as a consequence of the Corporation merging with a wholly owned subsidiary of Dow effective that date (the "merger" or "Dow merger"). Transactions with the Corporation's parent company, Dow, or other Dow subsidiaries have been reflected as related company transactions in the consolidated financial statements. See Note D for further discussion. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," the presentation of earnings per share is not required in financial statements of wholly owned subsidiaries.

        The Corporation's business activities comprise components of Dow's global operations rather than stand-alone operations. Dow conducts its worldwide operations through global businesses. Because there are no separable reportable business segments for the Corporation under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and no business information is provided to a chief operating decision maker regarding the Corporation's stand-alone operations, the Corporation's results are reported as a single operating segment.

        Certain reclassifications of prior years' amounts have been made to conform to the presentation adopted for 2002. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in a Form 10-K filed by the Corporation on March 20, 2002 for the year ended December 31, 2001.

Note B—Accounting Changes

        The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133. Effective January 1, 2001, the Corporation adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, and as interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues." Due to the Corporation's limited use of financial instruments to manage its exposure to market risks, primarily related to changes in foreign currency exchange rates, the adoption of SFAS No. 133 did not have a material impact on the Corporation's consolidated financial statements.

        In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement, which replaces SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It was effective for recognition and reclassifications of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on the Corporation's consolidated financial statements.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations," which replaces Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Under SFAS No. 141, all business combinations initiated after June 30, 2001 are accounted for using the purchase method. The application of SFAS No. 141 did not result in the reclassification of any amounts previously recorded as goodwill or other intangible assets.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which replaces APB Opinion No. 17, "Intangible Assets," and establishes new accounting and reporting requirements for goodwill and other intangible assets, effective for fiscal years beginning after December 15, 2001. Under this statement, goodwill and intangible assets that are deemed to have indefinite useful lives are not amortized, but are subject to impairment testing. Impairment testing is required to be performed at adoption and at least annually thereafter. On an ongoing basis (absent any impairment indicators), Dow's global businesses plan to perform impairment tests during the fourth quarter of each year, in conjunction with the annual budgeting process. Effective January 1, 2002, UCC ceased all amortization of goodwill, which is its only intangible asset with an indefinite useful life, and tested recorded goodwill for impairment by comparing fair value, determined using a discounted cash flow method, with carrying value. The results of the Corporation's goodwill impairment test indicated no impairment.

        As required by SFAS No. 142, the Corporation also reassessed the useful lives and the classification of its identifiable intangible assets and determined them to be appropriate. See Note E for additional disclosures regarding the adoption of SFAS No. 142.

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

Note C—Merger-related Expenses and Restructuring

        On March 29, 2001, management made certain decisions relative to employment levels, duplicate assets and facilities and excess capacity resulting from the Dow merger. These decisions were based on management's assessment of the actions necessary to achieve synergies as a result of the merger. The economic effects of these decisions, combined with merger-related transaction costs and certain asset impairments, resulted in a pretax special charge in the first quarter of 2001 of $1,275 million which was reduced by $52 million in subsequent quarters.

        The special charge included $629 million for employee-related costs, which consisted predominantly of provisions for employee severance, change of control obligations, medical and retirement benefits, and outplacement services. The charge was increased by $3 million during 2001 as the original estimates of amounts expected to be paid were further refined. The integration plans include a workforce reduction of approximately 4,200 people. The charge for severance was based upon the severance plan provisions communicated to employees. According to the initial integration plans, the Corporation expected to expend approximately 66 percent of the employee-related costs within the first two years following the merger, though the timing of severance payments is dependent upon employee elections. Expenditures with respect to employee-related costs associated with pension and postretirement benefit plans will occur over a much more extended period. The Corporation is in the process of determining these costs and the period of time over which they will be expended. In the first quarter of 2002, severance of $57 million was paid to approximately 450 former employees, bringing the program-to-date amount to $384 million paid to approximately 3,350 former employees.

        The special charge included $41 million for transaction costs, which consisted primarily of investment banking, legal and accounting fees. All of these costs had been paid at March 31, 2001.

        The special charge included $605 million for the write-down of duplicate assets and facilities directly related to the Dow merger, the loss on divestitures required to obtain regulatory approval for the Dow merger, asset impairments and lease abandonment reserves. Duplicate assets consist principally of capitalized software costs, information technology equipment and research and development facilities and equipment, all of which were written off during the first quarter. The fair values of the impaired assets, which include production facilities and transportation equipment, were determined based on discounted cash flows and an appraisal, respectively. These components of the special charge will require limited future cash outlays, and will result in a decrease in annual depreciation of approximately $62 million. In November 2001, the decision to close a research and development facility in Bound Brook, New Jersey was reversed, in light of difficult economic conditions; the facility will now remain open until at least 2005. Consequently, $55 million of the special charge was reversed during the fourth quarter. At December 31, 2001, $77 million of the reserve remained for the abandonment of leased facilities and demolition costs; at March 31, 2002, $73 million of the reserve remained.

        The following table summarizes the activity in the special charge reserve:

In millions	Labor-related Costs	Transaction Costs	Write-down of Duplicate Assets and Facilities	Total
2001:
Special charge	$629	$41	$605	$1,275
Adjustments to reserve	3	—	(55)	(52)
Charges against reserve	$(327)	(41)	(473)	(841)

Balance at Dec. 31, 2001	$305	—	$77	$382

2002:
Charges against reserve	$(57)	—	$(4)	(61)

Balance at March 31, 2002	$248	—	$73	$321

Note D—Related Party Transactions

        In the second quarter of 2001, the Corporation commenced selling products to Dow to simplify the customer interface process. Products are sold to Dow in accordance with the terms of Dow's longstanding intercompany pricing policies. The application of these policies results in products being sold to Dow at market-based prices. The Corporation procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in "Sundry expense—net" in the consolidated statement of income. Purchases from that Dow subsidiary during the first quarter of 2002 were approximately $236 million.

        Subsequent to the merger, the Corporation entered into a master services agreement with Dow whereby Dow provides services, including accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, and business management for UCC. This arrangement results in a quarterly charge of approximately $4 million (included in "Sundry expense—net") for management of the functions in addition to direct charges from the various service providers based upon the terms of the agreement.

        As part of Dow's cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. The noncurrent receivable from related companies of $583 million is primarily related to the funding of ethylene and polyethylene plants in Canada which are now owned by Dow Chemical Canada Inc. This note receivable has a LIBOR-based interest rate and matures in 2008.

Note E—Goodwill and Other Intangible Assets

        Accumulated amortization for goodwill upon adoption of SFAS No. 142 was $50 million. The following table provides pro forma results for the three months ended March 31, 2001, compared with actual results for the three months ended March 31, 2002, as if the non-amortization provisions of SFAS No. 142 had been applied:

	Three months ended
In millions	March 31, 2002	March 31, 2001
Reported net income (loss)	$37.0	$(871.0)
Add back:
Goodwill amortization, net of tax	—	1.0
Equity method goodwill amortization, net of tax	—	0.5

Adjusted net income (loss)	$37.0	$(869.5)

        The following table provides information regarding the Corporation's other intangible assets:

	At March 31, 2002			At December 31, 2001
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$35	$(25)	$10	$35	$(24)	$11
Patents	5	(3)	2	5	(2)	3
Software	178	(164)	14	178	(164)	14
Other	1	(1)	—	1	(1)	—

Total	$219	$(193)	$26	$219	$(191)	$28

        Amortization expense for other intangible assets was $2 million for the three months ended March 31, 2002, and $2 million for the three months ended March 31, 2001. Estimated amortization expense for 2002 and the five succeeding fiscal years is as follows:

In millions	Estimated Amortization Expense
2002	$8.3
2003	5.3
2004	4.8
2005	0.9
2006	0.3
2007	0.2

Note F—Commitments and Contingent Liabilities

Environmental

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Corporation had accrued obligations of $145 million at March 31, 2002 for environmental matters, including $37 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Corporation's consolidated financial statements.

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

        The rate at which plaintiffs file asbestos-related suits against the Corporation and Amchem has been influenced by the bankruptcy filings of several former CCR members. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future. The Corporation cannot estimate the range of liability that will result from these future cases. The Corporation will aggressively defend or reasonably resolve, as appropriate, both pending and future cases. To date, substantially all of the amounts paid by the Corporation to resolve asbestos-related suits have been covered by third-party insurance.

        For pending cases, the Corporation had asbestos-related litigation accruals of $233 million and related insurance recovery receivables of $223 million at December 31, 2001. At March 31, 2002, the Corporation had asbestos-related litigation accruals of $270 million and related insurance recovery receivables of $258 million. In addition, at March 31, 2002, the Corporation had other litigation accruals, unrelated to environmental or asbestos litigation, of $15 million and related insurance recovery receivables of $15 million.

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

Purchase Commitments

        The Corporation has purchase agreements including one major agreement in 2001 (two in 2000) for the purchase of ethylene-related products in the United States. Total purchases under these agreements were $63 million in 2001 and $171 million in 2000. The fixed and determinable portion of obligations under these purchase commitments at December 31, 2001 are presented in the following table:

Fixed and Determinable Portion of Take or Pay and Throughput Obligations at December 31, 2001 (in millions)
2002	$17
2003	17
2004	6
2005 through expiration of contracts	—

Total	$40

Other

        The Corporation had additional contingent obligations relating primarily to performance agreements at December 31, 2001 totaling $173 million, of which $19 million related to guarantees of debt.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Pursuant to General Instruction H of Form 10-Q, this section includes only management's narrative analysis of the results of operations for the three months ended March 31, 2002, the most recent fiscal year-to-date period, compared with the three months ended March 31, 2001, the corresponding year-to-date period in the preceding fiscal year.

        References below to "Dow" refer to The Dow Chemical Company and its subsidiaries.

Disclosure Regarding Forward-Looking Information

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Union Carbide Corporation (the "Corporation" or "UCC"). This section covers the current performance and outlook of the Corporation. The forward-looking statements contained in this section and in other parts of this document involve risks and uncertainties that may affect the Corporation's operations, markets, products, services, prices and other factors as more fully discussed elsewhere and in filings with the U.S. Securities and Exchange Commission ("SEC"). These risks and uncertainties include, but are not limited to, economic, competitive, legal, governmental and technological factors. Accordingly, there is no assurance that the Corporation's expectations will be realized. The Corporation assumes no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws.

Results of Operations

        The Corporation reported net income of $37 million for the first quarter of 2002, compared with a net loss of $871 million last year. The results for the first quarter of 2001 were impacted by a special charge of $1,275 million ($770 million after tax) related to the Dow merger (see Note C to the Consolidated Financial Statements).

        Total net sales for the first quarter of 2002 decreased 27 percent to $1,118 million from $1,536 million in the first quarter last year. Significant price declines occurred in polyethylene, polypropylene and ethylene oxide/ethylene glycol which more than offset increased volumes for these products. The decline in net sales this year is also partially attributable to the absence of sales from former subsidiaries in Europe, Latin America and Canada in the first quarter of 2002. Net trade sales for the first quarter declined 91 percent compared with last year as trade sales have been replaced by sales to Dow in order to simplify the customer interface process. Sales to Dow in the first quarter of 2002 were $971 million.

        Cost of sales declined $470 million (32 percent) in the first quarter of 2002 compared with last year, primarily due to lower feedstock and energy costs and, as a result, gross margin improved to 9.5 percent from 3.9 percent last year.

        Earnings before interest, taxes, and minority interests ("EBIT") was $64 million in the first quarter of 2002, compared with a loss of $1,307 million last year. The results for the first quarter of 2001 were impacted by merger-related expenses and restructuring charges of $1,275 million (see Note C to the Consolidated Financial Statements).

        In the first quarter of 2002, research and development expenses declined $14 million, and selling, general and administrative expenses declined $41 million compared with last year. These declines were attributable to the realization of cost synergies associated with the merger.

        Equity in earnings of nonconsolidated affiliates decreased from $12 million in the first quarter of 2001 to $3 million in the first quarter of 2002. The decline is primarily due to lower earnings from EQUATE Petrochemical Company and UOP LLC.

        Sundry expense-net for the first quarter of 2002 was $3 million, compared with $1 million last year. The increased expense in 2002 relates primarily to related company commissions and management services fees (see Note D to the Consolidated Financial Statements).

        Interest income for the first quarter of 2002 increased to $15 million from $2 million last year. This increase is primarily due to interest on the noncurrent receivable from related companies. Interest expense and amortization of debt discount for the first quarter decreased to $33 million from $51 million for the first quarter of 2001. This is due to a reduction in short-term borrowings of $935 million at March 31, 2002 compared with March 31, 2001.

Asbestos-Related Matters

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

        The rate at which plaintiffs file asbestos-related suits against the Corporation and Amchem has been influenced by the bankruptcy filings of several former CCR members. Cases filed against the Corporation and Amchem contain a large percentage of claims that do not allege a particular injury ("Non-Specific Claims").

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

        For pending cases, the Corporation had asbestos-related litigation accruals of $233 million at December 31, 2001 and related insurance recovery receivables of $223 million. At March 31, 2002, the Corporation had asbestos-related litigation accruals of $270 million and related insurance recovery receivables of $258 million. The litigation accruals were determined by considering the number of pending claims filed against the Corporation and Amchem, taking into account claims administration records indicating the severity of the alleged injury. Because many of the pending claims are Non-Specific Claims, the Corporation has calculated several probable liability outcomes based on estimates and historic distributions of personal injury claim types and settlement and resolution amounts. The liability estimates at March 31, 2002 ranged from a low of $236 million to a high of $325 million. Upon review by management, it was determined that the most reasonable estimate was $270 million, which is well within the estimable range. The Corporation's asbestos litigation accrual at March 31, 2002, reflected the receipt of notification in the first quarter of additional claims filed in 2001, as well as new claims filed in the first quarter of 2002 and the use of the latest average resolution values to calculate probable outcomes. The number of claims filed in the first quarter of 2002 was substantially below the high level of claims filed in the middle of last year.

        The insurance receivables for asbestos-related liability were determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions, and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. The insurance receivable associated with the most reasonable probable liability outcome for pending claims is $258 million and has been recorded at March 31, 2002. This resulted in a net income statement impact to the Corporation of $2 million for asbestos-related expense in the first quarter of 2002. In all of the probable outcomes for pending claims, sufficient insurance coverage exists to provide a similar percentage of coverage for the accrued liability. If the maximum probable outcome were in fact to materialize, the impact would be an additional charge of $3 million to income, which is not material to the consolidated financial statements. In addition, insurance is available for future claims.

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

OTHER MATTERS

Accounting Changes

        See Note B to the Consolidated Financial Statements for a discussion of accounting changes.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments,

assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Following are some of the Corporation's critical accounting policies impacted by judgments, assumptions and estimates.

  Litigation

  The Corporation is subject to legal proceedings and claims arising out of the normal course of business. The Corporation routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical claims experience for incurred but not reported matters. UCC has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to minimize the impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note F to the Consolidated Financial Statements.

  Asbestos-Related Matters

  The Corporation is involved in a large number of asbestos-related suits. For pending cases, the Corporation had asbestos-related litigation accruals of $270 million and related insurance recovery receivables of $258 million at March 31, 2002. The litigation accrual was determined by considering the number of pending claims filed, taking into account claims administration records indicating the severity of the alleged injury. Because many of the pending claims do not allege a particular injury, the Corporation has calculated several probable liability outcomes based on estimates and historic distributions of personal injury claim types and settlement and resolution amounts. The liability estimates ranged from a low of $236 million to a high of $325 million. Upon review by management, it was determined that the most reasonable estimate was $270 million, which is well within the estimable range. The Corporation cannot estimate the range of liability that will result from future cases. For additional information, see Asbestos-Related Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note F to the Consolidated Financial Statements.

  Environmental Matters

  The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had accrued obligations of $145 million at March 31, 2002 for environmental matters. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Note F to the Consolidated Financial Statements in this filing and Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

  Merger-Related Expenses and Restructuring

  On February 6, 2001, the Corporation merged with a wholly owned subsidiary of Dow and became a wholly owned subsidiary of Dow. On March 29, 2001, management made certain decisions relative to employment levels, duplicate assets and facilities and excess capacity resulting from the merger. These decisions were based on management's assessment of the actions necessary to achieve synergies as a result of the merger. The economic effects of these decisions, combined with merger-related transaction costs and certain asset impairments, resulted in a pretax special charge of $1,275 million in the first quarter of 2001. Subsequent periodic reviews of the integration plans resulted in minor revisions to the reserve. At March 31, 2002, $321 million of the reserve remained primarily for employee-related costs. Although the Corporation does not anticipate significant changes, actual costs for employee severance may differ from these estimates. For further discussion and information regarding the current reserve balance, see Note C to the Consolidated Financial Statements.

  Pension and Other Postretirement Benefits

  The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including discount rates, expected return on plan assets, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and were disclosed in Note O to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Corporation's pension and other postretirement obligations and future expense.

  Income Taxes

  Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Corporation records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At March 31, 2002, the Corporation had deferred tax balances of $635 million. There was no valuation allowance. For further discussion, see Note D to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Omitted pursuant to General Instruction H of Form 10-Q.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        No material developments in any legal proceedings, including asbestos-related matters, occurred during the first quarter of 2002. For a summary of the history and current status of legal proceedings, including asbestos-related matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note F to the Consolidated Financial Statements.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:    None.

  (b)
  Reports on Form 8-K:

    No Current Reports on Form 8-K were filed by the Corporation during the first quarter of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2002		UNION CARBIDE CORPORATION Registrant
	By:	/s/ FRANK H. BROD Frank H. Brod Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (Note A)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE