Form 10-Q
period 2002-06-30
UNION CARBIDE CORP /NEW/
filed 2002-08-13
CIK 100790

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED JUNE 30, 2002

Commission file number 1-1463

UNION CARBIDE CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-1421730 (I.R.S. Employer Identification No.)
39 Old Ridgebury Road, Danbury, Connecticut (Address of principal executive offices)	06817-0001 (Zip Code)

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

        At June 30, 2002, 1,000 shares of common stock were outstanding, all of which were held by the registrant's parent, The Dow Chemical Company.

        The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

UNION CARBIDE CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Note A)

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net trade sales	$91	$1,166	$232	$2,702
Net sales to related companies	1,056	530	2,033	530

Total Net Sales	1,147	1,696	2,265	3,232

Cost of sales	1,017	1,549	2,023	3,025
Research and development expenses	30	34	62	80
Selling, general and administrative expenses	13	52	27	107
Amortization of intangibles	—	4	2	7
Merger-related expenses and restructuring	—	(13)	—	1,262
Insurance and finance company operations, pretax loss	—	(2)	—	(1)
Equity in earnings (losses) of nonconsolidated affiliates	(1)	11	2	23
Sundry income—net	33	25	30	24

Earnings (Loss) before Interest, Income Taxes and Minority Interests	119	104	183	(1,203)

Interest income	12	2	27	4
Interest expense and amortization of debt discount	33	47	66	98

Income (Loss) before Income Taxes and Minority Interests	98	59	144	(1,297)

Provision (Credit) for income taxes	40	18	49	(468)
Minority interests' share in income	1	2	1	3

Net Income (Loss) Available for Common Stockholder	$57	$39	$94	$(832)

Depreciation	$77	$111	$153	$211

Capital Expenditures	$20	$25	$29	$59

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

In millions (Unaudited)	June 30, 2002	Dec. 31, 2001
Assets
Current Assets
Cash and cash equivalents	$26	$35
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2002: $10; 2001: $8)	96	266
Related companies	1,321	1,324
Other	146	197
Inventories:
Finished and work in process	235	263
Materials and supplies	116	100
Deferred income tax assets—current	282	299

Total current assets	2,222	2,484

Investments
Investments in related companies, at cost	480	480
Investments in nonconsolidated affiliates	501	565
Other investments	56	24
Noncurrent receivables	400	253
Noncurrent receivables from related companies	68	587

Total investments	1,505	1,909

Property
Property	7,701	7,711
Less accumulated depreciation	5,002	4,873

Net property	2,699	2,838

Other Assets
Goodwill (Note E)	26	26
Other intangible assets (Note E)	25	28
Deferred income tax assets—noncurrent	303	324
Deferred charges and other assets	312	299

Total other assets	666	677

Total Assets	$7,092	$7,908

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

In millions (Unaudited)	June 30, 2002	Dec. 31, 2001
Liabilities and Stockholder's Equity
Current Liabilities
Notes payable:
Related companies	$223	$396
Other	5	14
Long-term debt due within one year	380	15
Accounts payable:
Trade	259	360
Related companies	1,085	1,197
Other	42	83
Income taxes payable	58	44
Accrued and other current liabilities	263	201

Total current liabilities	2,315	2,310

Long-Term Debt	1,289	1,730

Other Noncurrent Liabilities
Pension and other postretirement benefits—noncurrent	633	709
Other noncurrent obligations	893	1,035

Total other noncurrent liabilities	1,526	1,744

Minority Interest in Subsidiaries	4	7

Stockholder's Equity
Common stock (1,000 shares authorized and issued)	—	—
Additional paid-in capital	—	—
Retained earnings	2,036	2,200
Accumulated other comprehensive loss	(78)	(83)

Net stockholder's equity	1,958	2,117

Total Liabilities and Stockholder's Equity	$7,092	$7,908

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	June 30, 2002	June 30, 2001
Operating Activities
Net Income (Loss) Available for Common Stockholder	$94	$(832)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	162	218
Provision (Credit) for deferred income tax	39	(334)
Earnings/losses of nonconsolidated affiliates less than (in excess of) dividends received	43	(14)
Minority interests' share in income	1	3
Net loss on sale of consolidated company	2	—
Net gain on sales of property	(17)	—
Other net gain	(32)	(39)
Merger-related expenses and restructuring	—	1,028
Tax benefit—nonqualified stock option exercises	—	4
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	251	110
Related company receivables	3	(799)
Inventories	12	209
Accounts payable	(129)	(417)
Related company payables	(112)	512
Other assets and liabilities	(291)	(160)

Cash provided by (used in) operating activities	26	(511)

Investing Activities
Capital expenditures	(29)	(59)
Proceeds from sales of property	28	—
Proceeds from sale of consolidated company	20	—
Investments in nonconsolidated affiliates	(16)	(6)
Advances to nonconsolidated affiliates	(11)	(57)
Collection of noncurrent note receivable from related company	483	—
Proceeds from sale of nonconsolidated affiliate	—	180
Purchases of investments	(24)	(90)
Proceeds from sales of investments	24	96

Cash provided by investing activities	475	64

Financing Activities
Changes in short-term notes payable	(3)	(939)
Changes in notes payable to related companies	(173)	1,391
Payments on long-term debt	(76)	(5)
Purchases of treasury stock	—	(1)
Proceeds from sales of common stock	—	6
Distributions to minority interests	(1)	—
Dividends paid to stockholder	(257)	(28)

Cash provided by (used in) financing activities	(510)	424

Effect of Exchange Rate Changes on Cash	—	—

Summary
Decrease in cash and cash equivalents	(9)	(23)
Cash and cash equivalents at beginning of year	35	63

Cash and cash equivalents at end of period	$26	$40

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net Income (Loss) Available for Common Stockholder	$57	$39	$94	$(832)

Other Comprehensive Income (Loss), Net of Tax
Unrealized losses on investments	(5)	(2)	(5)	(3)
Translation adjustments	14	41	10	(38)

Total other comprehensive income (loss)	9	39	5	(41)

Comprehensive Income (Loss)	$66	$78	$99	$(873)

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

        The Corporation's business activities comprise components of Dow's global operations rather than stand-alone operations. Dow conducts its worldwide operations through global businesses. Because there are no separable reportable business segments for UCC under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and no business information is provided to a chief operating decision maker regarding the Corporation's stand-alone operations, the Corporation's results are reported as a single operating segment.

        Certain reclassifications of prior years' amounts have been made to conform to the presentation adopted for 2002. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Corporation on March 20, 2002 for the year ended December 31, 2001.

Note B—Accounting Changes

        The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Corporation adopted SFAS No. 133, as amended and interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues", on January 1, 2001. Due to the Corporation's limited use of financial instruments to manage its exposure to market risks, primarily related to changes in foreign currency exchange rates, the adoption of SFAS No. 133 did not have a material impact on the Corporation's consolidated financial statements.

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

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which replaces APB Opinion No. 17, "Intangible Assets," and establishes new accounting and reporting requirements for goodwill and other intangible assets, effective for fiscal years beginning after December 15, 2001. Under this statement, goodwill and intangible assets that are deemed to have indefinite useful lives are not amortized, but are subject to impairment testing. Impairment testing is required to be performed at adoption and at least annually thereafter. On an ongoing basis (absent any impairment indicators), Dow's global businesses plan to perform impairment tests during the fourth quarter of each year, in conjunction with the annual budgeting process. Effective January 1, 2002, UCC ceased all amortization of goodwill, which is its only intangible asset with an indefinite useful life, and tested recorded goodwill for impairment by comparing the fair value, determined using a discounted cash flow method, with its carrying value. The results of the Corporation's goodwill impairment test indicated no impairment.

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

Note C—Merger-related Expenses and Restructuring

        On March 29, 2001, management made certain decisions relative to employment levels, duplicate assets and facilities and excess capacity resulting from the Dow merger. These decisions were based on management's assessment of the actions necessary to achieve synergies as a result of the merger. The economic effects of these decisions, combined with merger-related transaction costs and certain asset impairments, resulted in a pretax special charge in the first quarter of 2001 of $1,275 million which was reduced by $52 million in subsequent quarters of 2001.

        The special charge included $629 million for employee-related costs, which consisted predominantly of provisions for employee severance, change of control obligations, medical and retirement benefits, and outplacement services. The charge was increased by $3 million during 2001 as the original estimates of amounts expected to be paid were further refined. The integration plans included a workforce reduction of approximately 4,200 people. The charge for severance was based upon the severance plan provisions communicated to employees. According to the initial integration plans, the Corporation expected to expend approximately 66 percent of the employee-related costs within the first two years following the merger, though the timing of severance payments is dependent upon employee elections. Expenditures with respect to employee-related costs associated with pension and postretirement benefit plans will occur over a much more extended period. The Corporation is in the process of determining the period of time over which they will be expended. As of December 31, 2001, severance of approximately $327 million had been paid to approximately 2,900 former employees. In the first half of 2002, severance of $78 million was paid to approximately 900 former employees, bringing the program-to-date amount to $405 million paid to approximately 3,800 former employees.

        The special charge included $41 million for transaction costs, which consisted primarily of investment banking, legal and accounting fees. All of these costs had been paid at March 31, 2001.

        The special charge included $605 million for the write-down of duplicate assets and facilities directly related to the Dow merger, the loss on divestitures required to obtain regulatory approval for the Dow merger, asset impairments and lease abandonment reserves. Duplicate assets consisted principally of capitalized software costs, information technology equipment and research and development facilities and equipment, all of which were written off during the first quarter of 2001. The fair values of the impaired assets, which include production facilities and transportation equipment, were determined based on discounted cash flows and an appraisal, respectively. These components of the special charge will require limited future cash outlays, and will result in a decrease in annual depreciation of approximately $62 million. In November 2001, the decision to close a research and development facility in Bound Brook, New Jersey was reversed, in light of difficult economic conditions; the facility will now remain open until at least 2005. Consequently, $55 million of the special charge was reversed during the fourth quarter of 2001. At December 31, 2001, $77 million of the reserve remained for the abandonment of leased facilities and demolition costs; at June 30, 2002, $69 million of the reserve remained.

        The following table summarizes the activity in the special charge reserve:

In millions	Labor-related Costs	Transaction Costs	Write-down of Duplicate Assets and Facilities	Total
2001:
Special charge	$629	$41	$605	$1,275
Adjustments to reserve	3	—	(55)	(52)
Charges against reserve	(327)	(41)	(473)	(841)

Balance at Dec. 31, 2001	$305	—	$77	$382

2002:
Charges against reserve	(57)	—	(4)	(61)

Balance at March 31, 2002	$248	—	$73	$321

Charges against reserve	(21)	—	(4)	(25)

Balance at June 30, 2002	$227	—	$69	$296

Note D—Related Party Transactions

        In the second quarter of 2001, the Corporation commenced selling products to Dow to simplify the customer interface process. Products are sold to Dow in accordance with the terms of Dow's longstanding intercompany pricing policies. The application of these policies results in products being sold to Dow at market-based prices. The Corporation procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in "Sundry income—net" in the consolidated statement of income. Purchases from that Dow subsidiary were approximately $276 million during the second quarter of 2002 and $512 million for the first half of 2002.

        Subsequent to the merger, the Corporation entered into a master services agreement with Dow whereby Dow provides services, including accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, and business management for UCC. This arrangement results in a quarterly charge of approximately $4 million (included in "Sundry income—net") for management of the functions in addition to direct charges from the various service providers based upon the terms of the agreement. Additionally, certain Dow employees are contracted to UCC, and Dow is reimbursed for all direct employment costs of such employees.

        As part of Dow's cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. The reduction in noncurrent receivables from related companies primarily reflects a $483 million repayment of a note receivable associated with the funding of ethylene and polyethylene plants in Canada, owned by Dow Chemical Canada Inc., in the second quarter of 2002.

        The Corporation declared and paid a dividend of approximately $257 million to its shareholder on April 15, 2002.

        In April 2002, the Corporation sold its ownership interest in a subsidiary in China to a Dow subsidiary also located in China for approximately $20 million. Accordingly, the consolidated balance sheet at June 30, 2002 does not include the assets and liabilities of the subsidiary, and the consolidated income statement includes the subsidiary's results of operations from January 1, 2002 through March 31, 2002.

Note E—Goodwill and Other Intangible Assets

        The Corporation ceased amortizing goodwill upon adoption of SFAS No. 142 (see Note B) on January 1, 2002. Accumulated amortization for goodwill upon adoption of SFAS No. 142 was $50 million. The following table provides pro forma results for the three and six months ended June 30, 2001, compared with actual results for the three and six months ended June 30, 2002, as if the non-amortization provisions of SFAS No. 142 had been applied:

	Three months ended		Six months ended
In millions	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Reported net income (loss)	$57.3	$39.0	$94.3	$(832.0)
Add back:
Goodwill amortization, net of tax	—	1.0	—	2.0
Equity method goodwill amortization, net of tax	—	0.6	—	1.1

Adjusted net income (loss)	$57.3	$40.6	$94.3	$(828.9)

        The following table provides information regarding the Corporation's other intangible assets:

	At June 30, 2002			At December 31, 2001
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Licenses and intellectual property	$36	$(25)	$11	$35	$(24)	$11
Patents	5	(3)	2	5	(2)	3
Software	178	(166)	12	178	(164)	14
Other	1	(1)	—	1	(1)	—

Total	$220	$(195)	$25	$219	$(191)	$28

        Amortization expense for other intangible assets (not including software) was $0.6 million in the second quarter of 2002, compared with $2 million for the same period last year. Year to date, amortization expense for other intangible assets (not including software) was $2 million, compared with $4 million for the six months ended June 30, 2001. Amortization expense for software, which is included in cost of sales, totaled $1 million in the second quarter of 2002 and 2001.Year to date, amortization expense for software was $2 million in 2002 and 2001. Total estimated amortization expense for 2002 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
2002	$6.8
2003	7.5
2004	7.5
2005	4.3
2006	0.6
2007	0.3

Note F—Commitments and Contingent Liabilities

Environmental

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Corporation had accrued obligations of $141 million at June 30, 2002 for environmental matters, including $34 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Corporation's consolidated financial statements.

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

        Typically, the Corporation is only one of many named defendants, many of which, including UCC and Amchem, were members of the Center for Claims Resolution ("CCR") which sought to resolve asbestos cases on behalf of its members. The CCR ceased operating in this manner in February 2001, although it still administers certain settlements. The Corporation then began utilizing Peterson Asbestos Claims Enterprise, but only for claims processing and insurance invoicing.

        The rate at which plaintiffs file asbestos-related suits against the Corporation and Amchem has been influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation including several former CCR members. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future. At this time, the Corporation cannot estimate the range of liability that will result from these future cases. The Corporation will aggressively defend or reasonably resolve, as appropriate, both pending and future cases. To date, substantially all of the amounts paid by the Corporation to resolve asbestos-related suits are covered by third-party insurance.

        For pending cases, the Corporation had asbestos-related litigation accruals of $233 million and related insurance recovery receivables of $223 million at December 31, 2001. At June 30, 2002, the Corporation had asbestos-related litigation accruals of $298 million and related insurance recovery receivables of $285 million. In addition, at June 30, 2002, the Corporation had other litigation accruals, unrelated to environmental or asbestos litigation, of $15 million and related insurance recovery receivables of $15 million.

        While it is not possible at this time to determine with certainty the ultimate outcome of any of the legal proceedings and claims referred to in this filing, management believes that adequate provisions have been made for probable losses with respect to pending claims and proceedings, and that the ultimate outcome of all known and future claims, after provisions for insurance, will not have a material adverse effect on the consolidated financial position of the Corporation, but could have a material effect on the consolidated results of operations in a given quarter or year. Should any losses be sustained in connection with any of such legal proceedings and claims in excess of provisions provided and available insurance, they will be charged to income when determinable.

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

Note G—Liquidation of LIFO Inventory

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Pursuant to General Instruction H of Form 10-Q "Omission of Information by Certain Wholly-Owned Subsidiaries", this section includes only management's narrative analysis of the results of operations for the three and six month periods ended June 30, 2002, the most recent periods, compared with the three and six month periods ended June 30, 2001, the corresponding periods in the preceding fiscal year.

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

Results of Operations

        The Corporation reported net income of $57 million for the second quarter of 2002, compared with $39 million for the same quarter of 2001. Net income for the first half of 2002 was $94 million, compared with a net loss of $832 million for the first half of 2001. The results for the first half of 2001 were impacted by a special charge of $1,262 million ($829 million after tax) related to the Dow merger (see Note C to the Consolidated Financial Statements).

        Total net sales for the second quarter of 2002 decreased 32 percent to $1,147 million from $1,696 million in the second quarter last year. Year to date, total net sales decreased 30 percent to $2,265 million from $3,232 million for the first half of 2001. Significant price declines occurred in polyethylene and ethylene oxide/ethylene glycol which more than offset increased volumes for these products. The decline in net trade sales this year was partially attributable to the absence of sales from former wholly owned entities in Europe, Latin America and Canada that were contributed to wholly owned subsidiaries of Dow on various dates in 2001 in exchange for ownership interests in those subsidiaries. Net trade sales for the first half of 2002 declined 91 percent compared with last year as trade sales have been replaced by sales to Dow in order to simplify the customer interface process.

        Cost of sales declined $532 million (34 percent) in the second quarter of 2002 compared with the second quarter last year, primarily due to lower feedstock and energy costs and merger synergies. As a result, gross margin improved to 11.3 percent from 8.7 percent last year. For the first half of 2002, cost of sales declined $1,002 million (33 percent) compared with the first half of last year.

        Research and development expenses declined $4 million in the second quarter of 2002 compared with the same quarter last year and declined $18 million for the first half of 2002 compared with the first half of 2001. Selling, general and administrative expenses declined $39 million in the second quarter of 2002 compared with the same quarter last year and declined $80 million for the first half of 2002 compared with the first half of 2001. These declines are attributable to the realization of cost synergies associated with the merger.

        Equity in earnings (losses) of nonconsolidated affiliates decreased from $11 million in the second quarter of 2001 to a loss of $1 million in the second quarter of 2002. Year to date, equity earnings decreased $21 million compared with the first half of 2001. The decline in second quarter and year to date 2002 results is primarily due to lower earnings in 2002 compared to 2001 from EQUATE Petrochemical Company, a Kuwait-based joint venture, and UOP LLC, a joint venture with Honeywell that recorded a restructuring charge in the second quarter of 2002.

        Sundry income—net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, and gains and losses on sales of investments and assets. Sundry income—net for the second quarter of 2002 was $33 million, compared with $25 million for the second quarter last year. Year to date, sundry income—net was $30 million compared with $24 million last year.

        Earnings before interest, taxes, and minority interests ("EBIT") was $119 million in the second quarter of 2002, compared with $104 million last year. Year to date, EBIT was $183 million compared with a loss of $1,203 million last year. The results for the first half of 2001 were impacted by merger-related expenses and restructuring charges of $1,262 million (see Note C to the Consolidated Financial Statements).

        Interest income for the second quarter of 2002 increased to $12 million from $2 million in the second quarter of last year. Interest income for the first half of 2002 increased to $27 million from $4 million in the first half of last year. This increase is primarily due to interest on the noncurrent receivable from related companies.

        Interest expense and amortization of debt discount for the second quarter of 2002 decreased to $33 million from $47 million last year. Year to date, interest expense and amortization of debt discount decreased to $66 million from $98 million in 2001. This reduction was due primarily to a $1,195 million reduction in short-term borrowings at June 30, 2002 compared with June 30, 2001.

        The effective tax rate for the second quarter of 2002 was 40.8 percent compared with 30.5 percent for the same quarter last year. Year to date, the effective tax rate was 34.0 percent versus 36.0 percent last year.

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

        Typically, the Corporation is only one of many named defendants, many of which, including UCC and Amchem, were members of the Center for Claims Resolution ("CCR") which sought to resolve asbestos cases on behalf of its members. As members of the CCR, the Corporation's and Amchem's strategy was to settle claims as two relatively small (percentage wise) members of the CCR group. The CCR ceased operating in this manner in February 2001, although it still administers certain settlements.

The Corporation then began utilizing Peterson Asbestos Claims Enterprise, but only for claims processing and insurance invoicing.

        The rate at which plaintiffs file asbestos-related suits against the Corporation and Amchem has been influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation including several former CCR members. Cases filed against the Corporation and Amchem contain a large percentage of claims that do not allege a particular injury ("Non-Specific Claims").

        Dow now owns 100 percent of the stock of the Corporation and has been retained to provide its experience in mass tort litigation to manage the Corporation's response to asbestos-related liability. The Corporation has hired new outside counsel to serve as national trial counsel to aggressively defend or reasonably resolve, as appropriate, both pending and future cases. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future. At this time, the Corporation cannot estimate the range of liability that will result from these future cases. As a consequence of all of the above-stated facts, the Corporation lacks any remotely comparable loss history from which to assess either the number of or the value of future claims. To date, substantially all of the amounts paid by the Corporation to resolve asbestos-related suits are covered by third-party insurance.

        For pending cases, the Corporation had asbestos-related litigation accruals of $233 million at December 31, 2001 and related insurance recovery receivables of $223 million. At June 30, 2002, the Corporation had asbestos-related litigation accruals of $298 million and related insurance recovery receivables of $285 million. The litigation accruals were determined by considering the number of claims pending against the Corporation and Amchem, taking into account claims administration records indicating the severity of the alleged injury. Because many of the pending claims are Non-Specific Claims, the Corporation has calculated several probable liability outcomes based on estimates and historic distributions of personal injury claim types and settlement and resolution amounts. The liability estimates at June 30, 2002 ranged from a low of $289 million to a high of $387 million. Upon review by management, it was determined that the most reasonable estimate was $298 million, which is within the estimable range. The Corporation's asbestos litigation accrual at June 30, 2002 reflected all claims for which the Corporation had received notification through the end of the second quarter of 2002, and the use of the latest average resolution values to calculate probable outcomes. The accrual also included settled claims that had not yet been paid. The number of claims filed in the second quarter of 2002 remained below the high level of claims filed in the middle of last year, but increased from the number of claims filed in the first quarter of 2002.

        The insurance receivables for asbestos-related liability were determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions, and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. The insurance receivable associated with the most reasonable probable liability outcome for pending claims is $285 million and has been recorded at June 30, 2002. This resulted in a net income statement impact to the Corporation of $1.5 million for asbestos-related expense in the second quarter of 2002, bringing the year to date impact to $3.5 million. In all of the probable outcomes for pending claims, sufficient insurance coverage exists to provide a similar percentage of coverage for the accrued liability. If the maximum probable outcome were in fact to materialize, the impact would be an additional charge of $4.5 million to income, which is not material to the consolidated financial statements. In addition, insurance is available for future claims.

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

        While it is not possible at this time to determine with certainty the ultimate outcome of any of the legal proceedings and claims referred to in this filing, management believes that adequate provisions have been made for probable losses with respect to pending claims and proceedings, and that the ultimate outcome of all known and future claims, after provisions for insurance, will not have a material adverse effect on the consolidated financial position of the Corporation, but could have a material effect on the consolidated results of operations in a given quarter or year. Should any losses be sustained in connection with any of such legal proceedings and claims in excess of provisions provided and available insurance, they will be charged to income when determinable.

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

  Litigation

        The Corporation is subject to legal proceedings and claims arising out of the normal course of business. The Corporation routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical claims experience for incurred but not reported matters. The Corporation has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to minimize the impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note F to the Consolidated Financial Statements.

  Asbestos-Related Matters

        The Corporation is involved in a large number of asbestos-related suits. For pending cases, the Corporation had asbestos-related litigation accruals of $298 million and related insurance recovery receivables of $285 million at June 30, 2002. The litigation accrual was determined by considering the number of pending claims, taking into account claims administration records indicating the severity of the alleged injury. Because many of the pending claims do not allege a particular injury, the Corporation has calculated several probable liability outcomes based on estimates and historic distributions of personal injury claim types and settlement and resolution amounts. The liability estimates ranged from a low of $289 million to a high of $387 million. Upon review by management, it was determined that the most reasonable estimate was $298 million, which is within the estimable range. At this time, the Corporation cannot estimate the range of liability that will result from future cases. For additional information, see Asbestos-Related Matters in Management's Discussion and

Analysis of Financial Condition and Results of Operations and Note F to the Consolidated Financial Statements.

  Environmental Matters

        The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had accrued obligations of $141 million at June 30, 2002 for environmental matters. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Note F to the Consolidated Financial Statements in this filing and Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

  Merger-Related Expenses and Restructuring

        On February 6, 2001, the Corporation merged with a wholly owned subsidiary of Dow and became a wholly owned subsidiary of Dow. On March 29, 2001, management made certain decisions relative to employment levels, duplicate assets and facilities and excess capacity resulting from the merger. These decisions were based on management's assessment of the actions necessary to achieve synergies as a result of the merger. The economic effects of these decisions, combined with merger-related transaction costs and certain asset impairments, resulted in a pretax special charge of $1,275 million in the first quarter of 2001. Subsequent periodic reviews of the integration plans resulted in minor revisions to the reserve. At June 30, 2002, $296 million of the reserve remained primarily for employee-related costs. Although the Corporation does not anticipate significant changes, actual costs for employee severance may differ from these estimates. For further discussion and information regarding the current reserve balance, see Note C to the Consolidated Financial Statements.

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

  Income Taxes

        Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Corporation records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At June 30, 2002, the Corporation had deferred tax assets of $585 million. There was no valuation allowance. For further discussion, see Note D to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Omitted pursuant to General Instruction H of Form 10-Q.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        No material developments in any legal proceedings, including asbestos-related matters, occurred during the second quarter of 2002. For a summary of the history and current status of legal proceedings, including asbestos-related matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note F to the Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.
Exhibit No.	Exhibit Description
99.1	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
99.2	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

  (b)
  Reports on Form 8-K.

  No Current Reports on Form 8-K were filed by the Corporation during the second quarter of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION CARBIDE CORPORATION Registrant

Date: August 13, 2002	By:	/s/ FRANK H. BROD Frank H. Brod Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

EXHIBIT INDEX

Exhibit No.	Description
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

QuickLinks

UNION CARBIDE CORPORATION TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Note A)
Union Carbide Corporation and Subsidiaries Consolidated Statements of Income
Union Carbide Corporation and Subsidiaries Consolidated Balance Sheets
Union Carbide Corporation and Subsidiaries Consolidated Balance Sheets
Union Carbide Corporation and Subsidiaries Consolidated Statements of Cash Flows
Union Carbide Corporation and Subsidiaries Consolidated Statements of Comprehensive Income
Union Carbide Corporation and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Disclosure Regarding Forward-Looking Information
Results of Operations
OTHER MATTERS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
EXHIBIT INDEX