Form 10-Q
period 2002-09-30
UNION CARBIDE CORP /NEW/
filed 2002-10-30
CIK 100790

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

        At September 30, 2002, 1,000 shares of common stock were outstanding, all of which were held by the registrant's parent, The Dow Chemical Company.

        The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

UNION CARBIDE CORPORATION

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Net trade sales	$96	$827	$328	$3,529
Net sales to related companies	1,083	350	3,116	880

Total Net Sales	1,179	1,177	3,444	4,409

Cost of sales	1,036	1,114	3,059	4,139
Research and development expenses	26	32	88	112
Selling, general and administrative expenses	10	31	37	138
Amortization of intangibles	1	1	3	8
Merger-related expenses and restructuring	13	—	13	1,262
Insurance company operations, pretax loss	—	(2)	—	(3)
Equity in earnings of nonconsolidated affiliates	17	19	19	42
Sundry income (expense)—net	(16)	7	14	31
Interest income	4	3	31	7
Interest expense and amortization of debt discount	33	45	99	143

Income (Loss) before Income Taxes and Minority Interests	65	(19)	209	(1,316)

Provision (Credit) for income taxes	32	(8)	81	(476)
Minority interests' share in income	—	1	1	4

Net Income (Loss) Available for Common Stockholder	$33	$(12)	$127	$(844)

Depreciation	$77	$91	$230	$302

Capital Expenditures	$27	$16	$56	$75

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Sept. 30, 2002	Dec. 31, 2001
Assets
Current Assets
Cash and cash equivalents	$30	$35
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2002: $9; 2001: $8)	73	266
Related companies	496	1,324
Other	261	197
Inventories	362	363
Deferred income tax assets—current	272	299

Total current assets	1,494	2,484

Investments
Investments in related companies, at cost	462	480
Investments in nonconsolidated affiliates	513	565
Other investments	54	24
Noncurrent receivables	358	253
Noncurrent receivables from related companies	18	587

Total investments	1,405	1,909

Property
Property	7,698	7,711
Less accumulated depreciation	5,057	4,873

Net property	2,641	2,838

Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization—2002: $196; 2001: $191)	25	28
Deferred income tax assets—noncurrent	239	324
Deferred charges and other assets	421	299

Total other assets	711	677

Total Assets	$6,251	$7,908

Liabilities and Stockholder's Equity
Current Liabilities
Notes payable:
Related companies	$202	$396
Other	3	14
Long-term debt due within one year	380	15
Accounts payable:
Trade	224	360
Related companies	221	1,197
Other	52	83
Income taxes payable	39	44
Accrued and other current liabilities	301	201

Total current liabilities	1,422	2,310

Long-Term Debt	1,288	1,730

Other Noncurrent Liabilities
Pension and other postretirement benefits—noncurrent	638	709
Other noncurrent obligations	908	1,035

Total other noncurrent liabilities	1,546	1,744

Minority Interest in Subsidiaries	4	7

Stockholder's Equity
Common stock (1,000 shares authorized and issued)	—	—
Additional paid-in capital	—	—
Retained earnings	2,069	2,200
Accumulated other comprehensive loss	(78)	(83)

Net stockholder's equity	1,991	2,117

Total Liabilities and Stockholder's Equity	$6,251	$7,908

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sept. 30, 2002	Sept. 30, 2001
Operating Activities
Net Income (Loss) Available for Common Stockholder	$127	$(844)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	246	299
Provision (Credit) for deferred income tax	91	(225)
Earnings/losses of nonconsolidated affiliates less than (in excess of) dividends received	35	(33)
Minority interests' share in income	1	4
Net loss on sale of consolidated company	2	—
Net gain on sales of property	(17)	—
Other net gain	(30)	(26)
Merger-related expenses and restructuring	—	951
Tax benefit—nonqualified stock option exercises	—	4
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	137	277
Related company receivables	828	(965)
Inventories	1	220
Accounts payable	(155)	(443)
Related company payables	(976)	722
Other assets and liabilities	(218)	(247)

Cash provided by (used in) operating activities	72	(306)

Investing Activities
Capital expenditures	(56)	(75)
Proceeds from sales of property	29	4
Proceeds from sale of consolidated company	20	—
Investments in nonconsolidated affiliates	(18)	(7)
Advances to nonconsolidated affiliates, net of cash received	—	(106)
Collection of noncurrent note receivable from related company	483	—
Proceeds from sale of nonconsolidated affiliate	—	180
Purchases of investments	(28)	(122)
Proceeds from sales of investments	28	165

Cash provided by investing activities	458	39

Financing Activities
Changes in short-term notes payable	(5)	(952)
Changes in notes payable to related companies	(194)	1,214
Payments on long-term debt	(76)	(5)
Purchases of treasury stock	—	(1)
Proceeds from sales of common stock	—	6
Distributions to minority interests	(3)	—
Dividends paid to stockholder	(257)	(28)

Cash provided by (used in) financing activities	(535)	234

Effect of Exchange Rate Changes on Cash	—	—

Summary
Decrease in cash and cash equivalents	(5)	(33)
Cash and cash equivalents at beginning of year	35	63

Cash and cash equivalents at end of period	$30	$30

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Net Income (Loss) Available for Common Stockholder	$33	$(12)	$127	$(844)

Other Comprehensive Income (Loss), Net of Tax
Unrealized losses on investments	—	(4)	(5)	(7)
Translation adjustments	—	32	10	(6)

Total other comprehensive income (loss)	—	28	5	(13)

Comprehensive Income (Loss)	$33	$16	$132	$(857)

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

        The Corporation's business activities comprise components of Dow's global operations rather than stand-alone operations. The Corporation sells its products to Dow at market-based prices, in accordance with Dow's longstanding intercompany pricing policy, in order to simplify the customer interface process. Dow conducts its worldwide operations through global businesses. Because there are no separable reportable business segments for UCC under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and no business information is provided to a chief operating decision maker regarding the Corporation's stand-alone operations, the Corporation's results are reported as a single operating segment.

        Since February 7, 2001, the Corporation has been included in Dow's consolidated federal income tax group and consolidated income tax return. The Corporation uses the separate return method to account for its income taxes; accordingly, there is no difference between the method used to account for income taxes at the UCC level and the formula used to compute the amount due to Dow for UCC's share of income taxes due on Dow's consolidated income tax return.

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

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which replaces APB Opinion No. 17, "Intangible Assets," and establishes new accounting and reporting requirements for goodwill and other intangible assets, effective for fiscal years beginning after December 15, 2001. Under this statement, goodwill and intangible assets that are deemed to have indefinite useful lives are not amortized, but are subject to impairment testing. Impairment testing is required to be performed at adoption and at least annually thereafter. On an ongoing basis (absent any impairment indicators), Dow's global businesses plan to perform impairment tests during the fourth quarter of each year, in conjunction with the nnual budgeting process. Effective January 1, 2002, UCC ceased all amortization of goodwill, which is its only intangible asset with an indefinite useful life, and tested recorded goodwill for impairment by comparing the fair value, determined using a discounted cash flow method, with its carrying value. The results of the Corporation's goodwill impairment test indicated no impairment.

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporation determined that its current accounting policy for the impairment of long-lived assets is consistent with SFAS No. 144.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement, which is effective for exit or disposal activities initiated after December 31, 2002, will change the measurement and timing of costs associated with exit and disposal activities undertaken by the Corporation in the future.

        On August 26, 2002, Dow announced that in the first quarter of 2003, it would begin expensing stock options issued to employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." Dow currently uses the accounting method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by SFAS No. 123; however, expensing stock options is considered the preferable method of accounting for stock-based compensation. In the announcement, Dow stated it expected the expense associated with stock options to be approximately $0.02 per share in 2003, growing to approximately $0.06 per share in 2005. The estimates were based on the current guidance of SFAS No. 123, the terms of Dow's stock option plans and current assumptions for stock option grants and valuation, which may change in the future. The Corporation will be allocated the portion of expense relating to its employees who receive stock options.

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

        The special charge included $629 million for employee-related costs, which consisted predominantly of provisions for employee severance, change of control obligations, medical and retirement benefits, and outplacement services. The charge was increased by $3 million during 2001 as the original estimates of amounts expected to be paid were further refined. The integration plans included a workforce reduction of approximately 4,200 people. The charge for severance was based upon the severance plan provisions communicated to employees. According to the initial integration plans, the Corporation expected to expend approximately 66 percent of the employee-related costs within the first two years following the merger, though the timing of severance payments is dependent upon employee elections. Expenditures with respect to employee-related costs associated with pension and postretirement benefit plans will occur over a much more extended period. As of December 31, 2001, severance of approximately $327 million had been paid to approximately 2,900 former employees. In the first three quarters of 2002, severance of $91 million was paid to approximately 1,030 former employees, bringing the program-to-date amount to $418 million paid to approximately 3,930 former employees. The planned merger-related program for workforce reductions was substantially completed in the third quarter of 2002, although additional reductions may continue as the Corporation continues its restructuring efforts. The Corporation will account for future workforce reductions as they occur.

        The special charge included $41 million for transaction costs, which consisted primarily of investment banking, legal and accounting fees. All of these costs had been paid at March 31, 2001.

        The special charge included $605 million for the write-down of duplicate assets and facilities directly related to the Dow merger. Included in the write-down were charges of $292 million for assets and facilities that were rendered redundant as a result of the merger, $81 million for lease abandonment reserves, $138 million for asset impairments, and $94 million for losses on divestitures required for regulatory approval of the merger. Duplicate assets consisted principally of capitalized software costs, information technology equipment and research and development facilities and equipment, all of which were written off during the first quarter of 2001. The fair values of the impaired assets, which include production facilities and transportation equipment, were determined based on discounted cash flows and an appraisal, respectively. These components of the special charge will require limited future cash outlays, and will result in a decrease in annual depreciation of approximately $62 million. In November 2001, the decision to close a research and development facility in Bound Brook, New Jersey was reversed, in light of difficult economic conditions; the facility will now remain open until at least 2005. Consequently, $55 million of the special charge was reversed during the fourth quarter of 2001. At December 31, 2001, $77 million of the reserve remained for the abandonment of leased facilities and demolition costs; at September 30, 2002, $65 million of the reserve remained. The leased facilities will remain open until at least 2005.

        The following table summarizes the activity in the special charge reserve:

In millions	Labor-related Costs	Transaction Costs	Write-down of Duplicate Assets and Facilities	Total
2001:
Special charge	$629	$41	$605	$1,275
Adjustments to reserve	3	—	(55)	(52)
Charges against reserve	(327)	(41)	(473)	(841)

Balance at Dec. 31, 2001	$305	—	$77	$382

2002:
Charges against reserve	(57)	—	(4)	(61)

Balance at March 31, 2002	$248	—	$73	$321

Charges against reserve	(21)	—	(4)	(25)

Balance at June 30, 2002	$227	—	$69	$296

Adjustments to reserve	13	—	—	13
Charges against reserve	(13)	—	(4)	(17)
Completion of program (1)	(227)	—	(65)	(292)

Balance at September 30, 2002	—	—	—	—

(1)
Upon completion of the program, the outstanding merger-related reserve for employee-related costs associated with pension and postretirement benefit plans is considered part of the Corporation's regular pension and other postretirement obligations. The reserve for leased facilities is included in "Other noncurrent obligations."

Note D—Related Party Transactions

        In the second quarter of 2001, the Corporation commenced selling products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow in accordance with the terms of Dow's longstanding intercompany pricing policies. The application of these policies results in products being sold to Dow at market-based prices. The Corporation procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in "Sundry income (expense)—net" in the consolidated statement of income. Purchases from that Dow subsidiary were approximately $289 million during the third quarter of 2002 and $801 million for the first nine months of 2002.

        Subsequent to the merger, the Corporation entered into a master services agreement with Dow whereby Dow provides services, including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety, and business management for UCC. Under the master services agreement with Dow, for general administrative and overhead type services that Dow routinely allocates to various businesses, UCC is charged the cost of those services based on the Corporation's and Dow's relative manufacturing conversion costs. This arrangement results in a quarterly charge of approximately $5 million (included in "Sundry income (expense)—net"). For services that Dow routinely charges based on effort, UCC is charged the cost of such services on a fully absorbed basis, which includes direct and indirect costs. Additionally, certain Dow employees are contracted to UCC, and Dow is reimbursed for all direct employment costs of such employees. Management believes the method used for determining expenses charged by Dow is reasonable. Dow provides these services by leveraging its centralized functional service centers to provide services at a favorable cost that management believes provides an advantage to the Corporation.

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

        In April 2002, the Corporation sold its ownership interest in a subsidiary in China to a Dow subsidiary also located in China for approximately $20 million. Accordingly, the consolidated balance sheet at September 30, 2002 does not include the assets and liabilities of the subsidiary, and the consolidated income statement includes the subsidiary's results of operations from January 1, 2002 through March 31, 2002.

Note E—Goodwill and Other Intangible Assets

        The Corporation ceased amortizing goodwill upon adoption of SFAS No. 142 (see Note B) on January 1, 2002. Accumulated amortization for goodwill upon adoption of SFAS No. 142 was $50 million. The following table provides pro forma results for the three and nine months ended September 30, 2001, compared with actual results for the three and nine months ended September 30, 2002, as if the non-amortization provisions of SFAS No. 142 had been applied in 2001:

	Three months ended		Nine months ended
In millions	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Reported net income (loss)	$33.0	$(12.0)	$127.0	$(844.0)
Add back:
Goodwill amortization, net of tax	—	1.6	—	3.6
Equity method goodwill amortization, net of tax	—	0.6	—	1.7

Adjusted net income (loss)	$33.0	$(9.8)	$127.0	$(838.7)

        The following table provides information regarding the Corporation's other intangible assets:

	At September 30, 2002			At December 31, 2001
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$36	$(26)	$10	$35	$(24)	$11
Patents	5	(3)	2	5	(2)	3
Software	179	(166)	13	178	(164)	14
Other	1	(1)	—	1	(1)	—

Total	$221	$(196)	$25	$219	$(191)	$28

        Amortization expense for other intangible assets (not including software) was $1 million in the third quarter of 2002, compared with $0.5 million for the same period last year. Year to date, amortization expense for other intangible assets (not including software) was $3 million, compared with $4.5 million for the nine months ended September 30, 2001. Amortization expense for software, which is included in cost of sales, totaled $1 million in the third quarter of 2002 and 2001. Year to date, amortization expense for software was $3 million in 2002 and 2001. Total estimated amortization expense for 2002 and the five succeeding fiscal years is as follows:

In millions	Estimated Amortization Expense
2002	$7.5
2003	7.6
2004	7.5
2005	4.4
2006	1.6
2007	0.3

Note F—Commitments and Contingent Liabilities

Environmental

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Corporation had accrued obligations of $132 million at September 30, 2002 for environmental matters, including $30 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Corporation's consolidated financial statements.

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

        The rate at which plaintiffs file asbestos-related suits against the Corporation and Amchem has been influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation including several former CCR members. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future. At this time, the Corporation cannot estimate the liability that will result from future claims. The Corporation will aggressively defend or reasonably resolve, as appropriate, both pending and future cases. To date, substantially all of the amounts paid by the Corporation to resolve asbestos-related suits are covered by third-party insurance.

        For pending claims, the Corporation had asbestos-related litigation accruals of $233 million and related insurance recovery receivables of $223 million at December 31, 2001. At September 30, 2002, the Corporation had asbestos-related litigation accruals of $362 million and related insurance recovery receivables of $344 million. In addition, at September 30, 2002, the Corporation had other litigation accruals, unrelated to environmental or asbestos litigation, of $25 million and related insurance recovery receivables of $25 million.

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

Note G—Inventories

        The following table provides a breakdown of inventories at September 30, 2002 and December 31, 2001:

Inventories In millions	Sept. 30, 2002	Dec. 31, 2001
Finished goods	$220	$230
Work in process	34	33
Raw materials	38	38
Supplies	70	62

Total inventories	$362	$363

        The reserves required to adjust inventories from the first-in, first-out ("FIFO") basis to the last-in, first-out ("LIFO") basis amounted to a decrease of $113 million at September 30, 2002, and a decrease of $198 million at December 31, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Pursuant to General Instruction H of Form 10-Q "Omission of Information by Certain Wholly-Owned Subsidiaries", this section includes only management's narrative analysis of the results of operations for the three and nine month periods ended September 30, 2002, the most recent periods, compared with the three and nine month periods ended September 30, 2001, the corresponding periods in the preceding fiscal year.

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

Results of Operations

        The Corporation reported net income of $33 million for the third quarter of 2002, compared with a net loss of $12 million for the same quarter of 2001. Year to date net income for 2002 was $127 million, compared with a net loss of $844 million for 2001. The year to date results for 2001 were impacted by a special charge of $1,262 million ($829 million after tax) related to the Dow merger (see Note C to the Consolidated Financial Statements). The Corporation recorded an additional special charge of $13 million for employee severance in the third quarter of 2002.

        Total net sales of $1,179 million for the third quarter of 2002 were flat compared with $1,177 million for the third quarter last year. Year to date, total net sales decreased 22 percent to $3,444 million from $4,409 million for 2001. Year to date results were impacted by a decline in selling prices which more than offset increased volumes. The decline in net sales this year was also partially attributable to the absence of sales from former wholly owned entities in Europe, Latin America and Canada that were contributed to wholly owned subsidiaries of Dow on various dates in 2001 in exchange for ownership interests in those subsidiaries. Since the second quarter of 2001, sales to Dow have been replacing trade sales in order to simplify the customer interface process.

        Cost of sales declined $78 million (7 percent) in the third quarter of 2002 compared with the third quarter last year, primarily due to merger synergies. As a result, gross margin for the quarter improved to 12.1 percent from 5.3 percent last year. Year to date cost of sales declined $1,080 million (26 percent) in 2002 compared with last year, which is consistent with the related decrease in sales for 2002, as well as decreases due to merger synergies.

        Research and development expenses declined $6 million in the third quarter of 2002 compared with the same quarter last year and declined $24 million for the first three quarters of 2002 compared with the first three quarters of 2001. Selling, general and administrative expenses declined $21 million in the third quarter of 2002 compared with the same quarter last year and declined $101 million for the first nine months of 2002 compared with the first nine months of 2001. These declines are attributable to the realization of cost synergies associated with the merger.

        Equity in earnings of nonconsolidated affiliates decreased slightly from $19 million in the third quarter of 2001 to $17 million in the third quarter of 2002. Year to date, equity earnings decreased $23 million compared with the first three quarters of 2001. The decline in year to date 2002 results is primarily due to lower earnings in 2002 compared to 2001 from EQUATE Petrochemical Company, a Kuwait-based joint venture, and UOP LLC, a joint venture with Honeywell that recorded a restructuring charge in the second quarter of 2002, as well as the absence of earnings from two former equity companies in Canada (Alberta & Orient Glycol Company Limited and Petromont and Company, Limited Partnership) owned by Dow Chemical Canada Inc. since October 1, 2001.

        Sundry income (expense)—net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense)—net for the third quarter of 2002 was expense of $16 million, compared with income of $7 million for the third quarter last year. Results for the third quarter of 2001 included a gain of $11 million from the sale of certain available for sale securities and assets. Year to date, sundry income (expense)—net was income of $14 million compared with income of $31 million last year. The year to date 2001 results included a gain of $23 million from the sale of investments.

        Interest income for the third quarter of 2002 increased slightly to $4 million from $3 million in the third quarter of last year. Interest income for the first three quarters of 2002 increased to $31 million from $7 million in the first three quarters of last year. The year to date increase is primarily due to interest earned on the noncurrent receivable from related companies which was repaid in the second quarter of 2002.

        Interest expense and amortization of debt discount for the third quarter of 2002 was $33 million compared with $45 million in the third quarter of last year. Year to date, interest expense and amortization of debt discount decreased to $99 million from $143 million in 2001. This reduction is consistent with the lower debt levels at September 30, 2002 compared with September 30, 2001.

        The effective tax rate for the third quarter of 2002 was 49.2 percent compared with 42.1 percent for the same quarter last year. Year to date, the effective tax rate was 38.7 percent versus 36.2 percent last year.

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

        Dow now owns 100 percent of the stock of the Corporation and has been retained to provide its experience in mass tort litigation to manage the Corporation's response to asbestos-related liability. The Corporation has hired new outside counsel to serve as national trial counsel to aggressively defend or reasonably resolve, as appropriate, both pending and future cases. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future. At this time, the Corporation cannot estimate the liability that will result from future claims. As a consequence of all of the above-stated facts, the Corporation lacks sufficient comparable loss history from which to assess either the number of or the value of future claims. To date, substantially all of the amounts paid by the Corporation to resolve asbestos-related suits are covered by third-party insurance.

        For pending claims, the Corporation had asbestos-related litigation accruals of $233 million at December 31, 2001 and related insurance recovery receivables of $223 million. At September 30, 2002, the Corporation had asbestos-related litigation accruals of $362 million and related insurance recovery receivables of $344 million. The litigation accruals were determined by considering the number of claims pending against the Corporation and

Amchem, taking into account claims administration records indicating the severity of the alleged injury. Because many of the pending claims are Non-Specific Claims, the Corporation has calculated several probable liability outcomes based on estimates and historic distributions of personal injury claim types and settlement and resolution amounts. The liability estimates at September 30, 2002 ranged from a low of $351 million to a high of $455 million. Upon review by management, it was determined that the most reasonable estimate was $362 million, which is within the estimable range. The Corporation's asbestos litigation accrual at September 30, 2002 reflected all claims for which the Corporation had received notification through the end of the third quarter of 2002, and the use of average resolution values to calculate probable outcomes. The accrual also included settled claims that had not yet been paid. The number of claims filed in the third quarter of 2002 remained relatively consistent with the number of claims filed in the first and second quarters of 2002, but below the high level of claims filed in the middle of last year.

        The insurance receivables for asbestos-related liability were determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions, and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. The insurance receivable associated with the most reasonable probable liability outcome for pending claims is $344 million and has been recorded at September 30, 2002. This resulted in a net income statement impact to the Corporation of $5.0 million for asbestos-related expense in the third quarter of 2002, bringing the year to date impact to $8.5 million. In all of the probable outcomes for pending claims, sufficient insurance coverage exists to provide a similar percentage of coverage for the accrued liability. If the maximum probable outcome for pending claims of $455 million were in fact to materialize, the impact would be an additional charge of $15 million to income, which is not material to the consolidated financial statements. In addition, insurance is available for future claims.

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

  Asbestos-Related Matters

  The Corporation is involved in a large number of asbestos-related suits. For pending claims, the Corporation had asbestos-related litigation accruals of $362 million and related insurance recovery receivables of $344 million at September 30, 2002. The litigation accrual was determined by considering the number of pending claims, taking into account claims administration records indicating the severity of the alleged injury. Because many of the pending claims do not allege a particular injury, the Corporation has calculated several probable liability outcomes based on estimates and historic distributions of personal injury claim types and settlement and resolution amounts. The liability estimates ranged from a low of $351 million to a high of $455 million. Upon review by management, it was determined that the most reasonable estimate was $362 million, which is within the estimable range. At this time, the Corporation cannot estimate the liability that will result from future claims. For additional information, see Asbestos-Related Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note F to the Consolidated Financial Statements.

  Environmental Matters

  The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had accrued obligations of $132 million at September 30, 2002 for environmental matters. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Note F to the Consolidated Financial Statements in this filing and Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

  Merger-Related Expenses and Restructuring

  On February 6, 2001, the Corporation merged with a wholly owned subsidiary of Dow and became a wholly owned subsidiary of Dow. On March 29, 2001, management made certain decisions relative to employment levels, duplicate assets and facilities and excess capacity resulting from the merger. These decisions were based on management's assessment of the actions necessary to achieve synergies as a result of the merger. The economic effects of these decisions, combined with merger-related transaction costs and certain asset impairments, resulted in a pretax special charge of $1,275 million in the first quarter of 2001. Subsequent periodic reviews of the integration plans resulted in minor revisions to the reserve. The planned merger-related program for workforce reductions was substantially completed in the third quarter of 2002, although additional reductions may continue as the Corporation continues its restructuring efforts. The Corporation will account for future workforce reductions as they occur. Upon completion of the program, the outstanding merger-related reserve for employee-related costs associated with pension and postretirement benefit plans is considered part of the Corporation's regular pension and other postretirement obligations. The reserve related to the abandonment of leased facilities is included in "Other noncurrent obligations." For further discussion and information regarding the merger-related expenses and restructuring, see Note C to the Consolidated Financial Statements.

  Pension and Other Postretirement Benefits

  The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including discount rates, expected return on plan assets, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and were disclosed in Note O to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Corporation's pension and other postretirement obligations and future expense. The Corporation is currently reviewing the pension assumptions for 2003. Based on the current state of the financial markets and the market performance of the Corporation's pension portfolio in 2002, the Corporation is considering reducing its assumptions regarding the return on plan assets and discount rates, which would result in additional pension expense in 2003 and possibly a charge to other comprehensive income.

  Income Taxes

  Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Corporation records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At September 30, 2002, the Corporation had deferred tax assets of $511 million, net of a valuation allowance of $59 million based on projected excess foreign tax credits. For further discussion, see Note D to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Omitted pursuant to General Instruction H of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's Disclosure Committee and the Corporation's management, including the President (Chief Executive Officer) and the Treasurer (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon that evaluation, the President (Chief Executive Officer) and the Treasurer (Chief Financial Officer) concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        No material developments in any legal proceedings, including asbestos-related matters, occurred during the third quarter of 2002. For a summary of the history and current status of legal proceedings, including asbestos-related matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note F to the Consolidated Financial Statements.

Environmental Matters

        On September 27, 2002, the United States Environmental Protection Agency, Region 6 (the "EPA"), filed an administrative complaint against the Corporation charging civil fines of $185,458 for certain alleged violations of the Clean Air Act and the Resource Conservation and Recovery Act at its Texas City Operations. The EPA has proposed to settle these civil fines for $129,818 plus an additional civil fine of $130,753 for other alleged Clean Air Act violations at Texas City Operations that were voluntarily disclosed by the Corporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.
Exhibit No.	Exhibit Description
10.23	Amended and Restated Service Agreement, effective as of July 1, 2002, between the Corporation and The Dow Chemical Company.
10.23.1	Service Addendum No. 1 to the Service Agreement, effective as of February 6, 2001, between the Corporation and The Dow Chemical Company.
10.23.2	Service Addendum No. 2 to the Service Agreement, effective as of August 1, 2001, between the Corporation and The Dow Chemical Company.
10.24	Amended and Restated Sales Promotion Agreement, effective as of September 13, 2002, between the Corporation and The Dow Chemical Company.
10.25	Agreement (to Provide Materials and Services), effective as of February 6, 2001, between the Corporation and Dow Hydrocarbons and Resources Inc.
10.25.1	Amendment to Agreement (to Provide Materials and Services), effective as of January 1, 2002.
10.26	Revolving Loan Agreement, effective as of February 6, 2001, between the Corporation and The Dow Chemical Company.
10.26.1	Revolving Loan Amendment No. 1, effective as of July 1, 2002, between the Corporation and The Dow Chemical Company.
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

  (b)
  Reports on Form 8-K.

        No Current Reports on Form 8-K were filed by the Corporation during the third quarter of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION CARBIDE CORPORATION Registrant
Date: October 30, 2002
	By:	/s/ FRANK H. BROD Frank H. Brod Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John R. Dearborn, President (Chief Executive Officer) of Union Carbide Corporation, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Union Carbide Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002
/s/ JOHN R. DEARBORN John R. Dearborn President (Chief Executive Officer)

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Edward W. Rich, Vice President and Treasurer (Chief Financial Officer) of Union Carbide Corporation, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Union Carbide Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002
/s/ EDWARD W. RICH Edward W. Rich Vice President and Treasurer (Chief Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.23	Amended and Restated Service Agreement, effective as of July 1, 2002, between the Corporation and The Dow Chemical Company.
10.23.1	Service Addendum No. 1 to the Service Agreement, effective as of February 6, 2001, between the Corporation and The Dow Chemical Company.
10.23.2	Service Addendum No. 2 to the Service Agreement, effective as of August 1, 2001, between the Corporation and The Dow Chemical Company.
10.24	Amended and Restated Sales Promotion Agreement, effective as of September 13, 2002, between the Corporation and The Dow Chemical Company.
10.25	Agreement (to Provide Materials and Services), effective as of February 6, 2001, between the Corporation and Dow Hydrocarbons and Resources Inc.
10.25.1	Amendment to Agreement (to Provide Materials and Services), effective as of January 1, 2002.
10.26	Revolving Loan Agreement, effective as of February 6, 2001, between the Corporation and The Dow Chemical Company.
10.26.1	Revolving Loan Amendment No. 1, effective as of July 1, 2002, between the Corporation and The Dow Chemical Company.
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

QuickLinks

TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
Notes to the Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
EXHIBIT INDEX