Form 10-K
period 2002-12-31
UNION CARBIDE CORP /NEW/
filed 2003-02-28
CIK 100790

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

FOR THE YEAR ENDED DECEMBER 31, 2002

Commission file number 1-1463

UNION CARBIDE CORPORATION

(Exact name of registrant as specified in its charter)

New York	13-1421730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39 Old Ridgebury Road, Danbury, Connecticut	06817-0001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  203-794-2000

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐         No  ☒.

At February 28, 2003, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) for Form 10-K and is therefore filing this form with a reduced disclosure format.

Documents Incorporated by Reference

None

Union Carbide Corporation

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2002

PART I

ITEM 1.  BUSINESS

Union Carbide Corporation (the “Corporation” or “UCC”) is a chemicals and polymers company. In addition to its consolidated operations, the Corporation participates in partnerships and joint ventures (together, “nonconsolidated affiliates”). Since February 6, 2001, the Corporation has been a wholly owned subsidiary of The Dow Chemical Company (“Dow”) as a consequence of the Corporation merging with a wholly owned subsidiary of Dow effective that date (the “merger” or “Dow merger”). Except as otherwise indicated by the context, the terms “Corporation” or “UCC” as used herein mean Union Carbide Corporation and its consolidated subsidiaries.

The Corporation’s business activities comprise components of Dow’s global businesses rather than stand-alone operations. The Corporation sells its products to Dow at market-based prices, in accordance with Dow’s longstanding intercompany pricing policy, in order to simplify the customer interface process. Dow conducts its worldwide operations through global businesses. The following is a description of the Corporation’s principal products.

Ethylene Oxide/Ethylene Glycol — ethylene oxide is a chemical intermediate primarily used in the manufacture of ethylene glycol, polyethylene glycol, glycol ethers, ethanolamines, surfactants and other performance chemicals and polymers; di- and triethylene glycol, used in a variety of applications, including boat construction, shoe manufacturing, natural gas-drying and other moisture-removing applications and plasticizers for safety glasses; and tetraethylene glycol, used predominantly in the production of plasticizers for automotive windows. Ethylene glycol is used extensively in the production of polyester fiber, resin and film, automotive antifreeze and engine coolants, and aircraft anti-icing and deicing fluids.

Specialty Polymers — end-use applications include: coatings for beverage and food cans, bottle caps and closures; maintenance coatings on bridges, storage tanks and oceangoing vessels; printing inks for vinyl shower curtains, wallpaper, furniture and magnetic recording tape; fabric coatings; orthopedic cast and splint materials; automotive primers and topcoats; and biodegradable bags for compostable materials. Also included are: acrolein and derivatives, important in a range of products from biocides to animal feed supplements; ethylidene norbornene, used in the production of ethylene propylene rubber roofing and automotive parts; and specialty ketones, used as solvents and intermediates in herbicide, drug and vitamin manufacture.

Polypropylene — end-use applications include: carpeting and upholstery; apparel; packaging films; food containers, such as dairy-products cups; housewares and appliances; heavy-duty tapes and ropes, and automobile interior panels and trim.

Organic Intermediates, Solvents, & Monomers — include oxo aldehydes, acids and alcohols, used as chemical intermediates and industrial solvents and in herbicides, plasticizers, paint dryers, jet-turbine lubricants, lube oil additives, perfumes and food and feed preservatives; esters, which serve as solvents in industrial coatings and printing inks and in the manufacturing processes for pharmaceuticals and polymers.

Wire and Cable — polyolefin-based compounds for high-performance insulation, semiconductives and jacketing systems for power distribution, telecommunications and flame-retardant wire and cable. Other products are used in adhesives, laminating film and flexible hose and tubing.

UCAR Emulsion Systems — water-based emulsions used as key components in decorative and industrial paints, adhesives, textile products and construction products, such as caulks and sealants.

Polyethylene — linear low-, medium- and high-density polyethylenes, used in high-volume applications such as housewares; milk, water, bleach and detergent bottles; grocery sacks; trash bags; packaging; water and gas pipe, and FLEXOMER very low-density polyethylene resins, used as impact modifiers in other polymers and to produce flexible hose and tubing, frozen-food bags and stretch wrap.

Technology Licensing and Catalysts — includes licensing of UNIPOL polypropylene process, as well as licensing of new polyethylene technologies through Univation Technologies, LLC, a 50:50 joint venture with ExxonMobil, as well as licensing of technologies for the production of ethylene oxide, ethylene glycol and oxo alcohols. Products also include process-related catalysts.

Water Soluble Polymers — polymers used in a wide range of applications for their unique properties in aqueous systems. Key product lines include CELLOSIZE hydroxyethyl cellulose, POLYOX water soluble resins and a variety of cellulose-, glucose- and lanolin-based materials supplied to the personal care industry. Key applications include paints, pharmaceuticals, oil-field drilling fluids, paper, construction materials and industrial adhesives and binders.

Competition

The chemical industry has been historically competitive and this condition is expected to continue. The chemical divisions of the major international oil companies also provide substantial competition both in the United States and abroad.

Research and Development

The Corporation is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. Research and Development expenses were $119 million in 2002 compared with $134 million in 2001. Certain of the Corporation’s nonconsolidated affiliates conduct research and development within their business fields.

Patents, Licenses and Trademarks

The Corporation owns a large number of United States and foreign patents that relate to a wide variety of products and processes, has a substantial number of pending patent applications throughout the world and is licensed under a number of patents. These patents expire at various times over the next 20 years. In the aggregate, such patents and patent applications are material to the Corporation’s competitive position. No one patent is considered to be material. The Corporation also has a large number of trademarks. The trademark UNIPOL is material; no other single trademark is material.

Principal Partly Owned Companies

UCC’s principal nonconsolidated affiliates for 2002 and the Corporation’s ownership interest in each are listed below:

•                  EQUATE Petrochemical Company K.S.C. (“EQUATE”) — 45 percent — a Kuwait-based company that manufactures ethylene, polyethylene and ethylene glycol.

•                  UOP LLC — 50 percent — a U.S. company that supplies process technology, catalysts, molecular sieves and adsorbents to the petrochemical and gas-processing industries worldwide.

•                  Nippon Unicar Company Limited — 50 percent — a Japan-based manufacturer of polyethylene and specialty polyethylene compounds and specialty silicone products.

•                  The OPTIMAL Group [consisting of OPTIMAL Olefins (Malaysia) Sdn Bhd — 24 percent; OPTIMAL Glycols (Malaysia) Sdn Bhd — 50 percent; OPTIMAL Chemicals (Malaysia) Sdn Bhd — 50 percent] — Malaysian companies operating an ethane/propane cracker, an ethylene glycol facility and a production facility for ethylene and propylene derivatives within a world-scale, integrated chemical complex located in Kerteh, Terengganu, Malaysia. Manufacturing began in 2002.

Financial Information About Foreign and Domestic Operations and Export Sales

In 2002, the Corporation derived 59 percent of its trade sales from customers outside the United States and had 2 percent of its property investment outside the United States. Due to the exchange of ownership interests in the majority of the Corporation’s significant foreign subsidiaries with Dow in 2001 (see Note C to the Consolidated Financial Statements), the amount of assets outside the United States is no longer material to the Corporation. See Note S to the Consolidated Financial Statements for information on sales to external customers and long-lived assets by geographic area.

Protection of the Environment

Matters pertaining to the environment are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes A and J to the Consolidated Financial Statements.

ITEM 2.  PROPERTIES

The Corporation operates 21 manufacturing sites in seven countries. The Corporation considers that its properties are in good operating condition and that its machinery and equipment have been well maintained. The following are the major production sites:

United States:	Taft, Louisiana; Texas City and Seadrift, Texas; South Charleston, West Virginia

All of UCC’s plants are owned or leased, subject to certain easements of other persons which, in the opinion of management, do not substantially interfere with the continued use of such properties or materially affect their value.

A summary of properties, classified by type, is contained in Note E to the Consolidated Financial Statements.

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

Separately, the Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages, often in very large amounts.  The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC’s premises, and UCC’s responsibility for asbestos suits filed against a former subsidiary, Amchem Products, Inc. (“Amchem”).  In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to the Corporation’s products.

The rate at which plaintiffs filed asbestos-related suits against various companies, including the Corporation and Amchem, increased in both 2001 and 2002, influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future. The Corporation will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

Typically, the Corporation is only one of many named defendants, many of which, including UCC and Amchem, were members of the Center for Claims Resolution (“CCR”), an entity that defended and resolved asbestos cases on behalf of its members. As members of the CCR, the Corporation’s and Amchem’s strategy was to resolve the claims against them at the relatively small percentage allocated to them pursuant to the CCR’s collective defense. The CCR ceased operating in February 2001, except to administer certain settlements. The Corporation then began using Peterson Asbestos Claims Enterprise, but only for claims processing and insurance invoicing.

The Corporation is a wholly owned subsidiary of Dow, and certain members of Dow’s legal department and certain Dow management personnel have been retained to provide their experience in mass tort litigation to assist the Corporation in responding to asbestos-related matters. In early 2002, the Corporation hired new outside counsel to serve as national trial counsel. In connection with these actions, aggressive defense strategies were designed to reduce the cost of resolving all asbestos-related claims, including the elimination of claims that lack demonstrated illness or causality.

At the end of 2001 through the third quarter of 2002, the Corporation had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against it and Amchem in the future due to a number of reasons, including its lack of sufficient comparable loss history from which to assess either the number or value of future asbestos-related claims. During the third and fourth quarters of 2002, the Corporation worked with Analysis, Research & Planning Corporation (“ARPC”), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to explore whether it would be possible to estimate the cost of disposing of pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against the Corporation and Amchem.

The Corporation provided ARPC with all relevant data regarding asbestos-related claims filed against UCC and Amchem through November 6, 2002. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against UCC and Amchem, because of various uncertainties associated with the litigation of those claims. These uncertainties, which hindered the Corporation’s ability to project future claim volumes and resolution costs, included the following:

•                  Until a series of bankruptcies led to the CCR ceasing operations in early 2001, UCC and Amchem generally settled claims filed against CCR members according to a sharing formula that would not necessarily reflect the cost of resolving those claims had they been separately litigated against UCC or Amchem.

•                  The bankruptcies in the years 2000 to 2002 of other companies facing large asbestos liability were a likely contributing cause of a sharp increase in filings against many defendants, including UCC and Amchem.

•                  It was not until the CCR ceased operating in early 2001 that UCC took direct responsibility for the defense of claims against itself and Amchem.

•                  New defense counsel for UCC and Amchem implemented more aggressive defense strategies in mid-2002.

Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised the Corporation that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face the Corporation and Amchem, if certain assumptions were made. Specifically, ARPC advised the Corporation that for purposes of determining an estimate it is reasonable to assume that in the near term asbestos-related claims filed against UCC and Amchem are unlikely to return to levels below those experienced prior to 2001 - when the recent spike in filings commenced - and that average claim values are unlikely to return to levels below those experienced in 2001-2002, the years immediately following CCR’s cessation of operations. ARPC advised the Corporation that, by assuming that future filings were unlikely to exceed the levels experienced prior to 2001 and extrapolating from 2001 and 2002 average claim values, ARPC could make a reasonable forecast of the cost of resolving asbestos-related claims facing UCC and Amchem. ARPC also advised that forecasts of resolution costs for a 10 to 15 year period from the date of the forecast are likely to be more accurate than forecasts for longer periods of time.

In projecting the resolution costs for future asbestos-related claims, ARPC applied two methodologies that have been widely used for forecasting purposes. Applying these methodologies, ARPC forecast the number and allocation by disease category of those potential future claims on a year-by-year basis through 2049. ARPC then calculated the percentage of claims in each disease category that had been closed with payments in 2001 and 2002. Using those percentages, ARPC calculated the number of future claims by disease category that would likely require payment by UCC and Amchem and multiplied the number of such claims by the mean values paid by UCC and Amchem, respectively, to dispose of such claims in 2001 and 2002. In estimating the cost of resolving pending claims, ARPC used a process similar to that used for calculating the cost of resolving future claims.

As of December 31, 2002, ARPC estimated the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, for the 15-year period from the present through 2017 to be between approximately $2.2 billion and $2.4 billion, depending on which of the two accepted methodologies was used.

Although ARPC provided estimates for a longer period of time, based on ARPC’s advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, the Corporation determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. The Corporation concluded that it is probable that the undiscounted cost of disposing of its asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, the Corporation increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. For pending claims, the Corporation had an asbestos-related liability of $233 million at December 31, 2001.

The Corporation also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002, substantially exhausting its asbestos product liability coverage. This resulted in a net income statement impact of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. The receivable for insurance recoveries related to the Corporation’s asbestos liability was $223 million at December 31, 2001. The insurance receivable related to the asbestos liability was determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers.

In addition, the Corporation had receivables for insurance recoveries for defense and resolution costs of $219 million at December 31, 2002 and $35 million at December 31, 2001. Defense and resolution costs for asbestos-related litigation were $247 million in 2002, $53 million in 2001 and $53 million in 2000. The $247 million in 2002 included $92 million for defense costs (which included significant costs for the development and implementation of the Corporation’s new and more aggressive defense strategies) and $63 million for bulk settlements with multiple claimants. To date, substantially all of these defense and resolution costs were covered by insurance. Insurance coverage for future asbestos-related defense costs will exist, but to a lesser extent. The pretax impact for these defense and resolution costs, net of insurance, was $9 million in 2002, $9 million in 2001 and $4 million in 2000, and was reflected in “Cost of sales.”

The amounts recorded for the asbestos-related liability and related insurance receivable described above were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries to be higher or lower than those projected or those recorded. The Corporation expenses defense and processing costs as incurred. Accordingly, defense and processing costs incurred in the future for asbestos-related litigation, net of insurance, will impact results of operations in future periods.

Because of the uncertainties described above, management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing the Corporation and Amchem. Management believes that it is reasonably possible that the cost of disposing of the Corporation’s asbestos-related claims, including future defense and processing costs, could have a material adverse impact on the results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

While it is not possible at this time to determine with certainty the ultimate outcome of any of the legal proceedings and claims referred to in this filing, management believes that adequate provisions have been made for probable losses with respect to pending claims and proceedings, and that, except for the asbestos-related matters described above, the ultimate outcome of all known and future claims, after provisions for insurance, will not have a material adverse impact on the results of operations, cash flows and consolidated financial position of the Corporation. Should any losses be sustained in connection with any of such legal proceedings and claims in excess of provisions provided and available insurance, they will be charged to income when determinable.

Environmental Matters

On September 27, 2002, the United States Environmental Protection Agency, Region 6 (the “EPA”), filed an administrative complaint against the Corporation charging civil fines of $185,458 for certain alleged violations of the Clean Air Act and the Resource Conservation and Recovery Act at its Texas City Operations. The EPA has proposed to settle these civil fines for $129,818 plus an additional civil fine of $130,753 for other alleged Clean Air Act violations at Texas City Operations that were voluntarily disclosed by the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I of Form 10-K.

The Corporation, which is a wholly owned subsidiary of Dow, does not send an annual report to security holders or proxy material with respect to any annual or other meeting of security holders, to Dow or any other security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to the Dow merger on February 6, 2001, the principal market for the Corporation’s common stock was the New York Stock Exchange, under the symbol “UK.” The stock was also listed on the Chicago and Pacific stock exchanges in the United States. Since the merger, there is no public trading market for the Corporation’s common stock, as the Corporation is a wholly owned subsidiary of Dow.

ITEM 6.  SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I of Form 10-K.

Union Carbide Corporation and Subsidiaries

Item 7.  Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Pursuant to General Instruction I of Form 10-K “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management’s narrative analysis of the results of operations for the year ended December 31, 2002, the most recent fiscal year, compared with the year ended December 31, 2001, the fiscal year immediately preceding it.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Union Carbide Corporation (the “Corporation” or “UCC”). This section covers the current performance and outlook of the Corporation. The forward-looking statements contained in this section and in other parts of this document involve risks and uncertainties that may affect the Corporation’s operations, markets, products, services, prices and other factors as more fully discussed elsewhere and in filings with the U.S. Securities and Exchange Commission (SEC). These risks and uncertainties include, but are not limited to, economic, competitive, legal, governmental and technological factors. Accordingly, there is no assurance that the Corporation’s expectations will be realized. The Corporation assumes no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws.

Introductory Notes to Readers

Since February 6, 2001, the Corporation has been a wholly owned subsidiary of The Dow Chemical Company (“Dow”) as a consequence of the Corporation merging with a wholly owned subsidiary of Dow effective that date (the “merger” or “Dow merger”).

In order to realize synergies of the merger, the Corporation and/or certain of its subsidiaries entered into several agreements with Dow and/or its subsidiaries to combine legal entities in Europe, Latin America and Canada. In exchange for the contribution of ownership interests, the Corporation directly or indirectly received shares of stock in each acquiring company in proportion to the relative fair market values of the combined assets. The resulting investments were recorded at the book value of the net assets the Corporation contributed, in accordance with accounting principles generally accepted in the United States. See Note C to the Consolidated Financial Statements.

Prior to this annual report on Form 10-K, the net results of the Corporation’s insurance operations were presented on a separate line entitled “Insurance company operations, pretax income” on the statement of operations. The consolidated financial statements in this annual report on Form 10-K reflect a reclassification of these results to “Net sales” and “Cost of sales” for all periods presented.

Results of Operations

The Corporation reported a net loss of $510 million for 2002, compared with a net loss of $699 million for 2001. In the fourth quarter of 2002, following completion of a study to estimate the cost of disposing of pending and potential future asbestos-related claims filed against UCC and a former subsidiary, Amchem Products, Inc. (“Amchem”), the amount recorded for asbestos-related liabilities was increased to $2.2 billion, resulting in a charge of $828 million ($522 million after tax) after recording related insurance receivables. See Critical Accounting Policies, Asbestos-Related Matters, Legal Proceedings, and Note J to the Consolidated Financial Statements for additional information regarding this matter. The results for 2002 were further reduced by the impact of several unusual items: severance of $21 million related to the Dow merger, additional merger-related severance of $34 million to be paid in the first quarter of 2003, and an asset write-down of $44 million related to restructuring activities undertaken late in the year. In December 2002, following the appointment of a new CEO at Dow, all businesses and subsidiaries were asked to undertake a review of all underutilized or underperforming assets. As a result, UCC management decided to shut down its ethylene manufacturing facility in Texas City, Texas, in early 2003. Additional decisions on businesses and facilities are expected in 2003. The results for 2001 were impacted by a special charge of $1.2 billion ($770 million after tax) related to the Dow merger. See Note B to the Consolidated Financial Statements for additional information regarding merger-related expenses and restructuring.

Total net sales for 2002 decreased 11 percent to $4.8 billion from $5.4 billion in 2001. Net trade sales for 2002 declined 89 percent to $415 million from $3.9 billion in 2001. Since the second quarter of 2001, sales to Dow have been replacing trade sales in order to simplify the customer interface process. Sales to Dow in 2002 were $4.4 billion compared with $1.5 billion in 2001. Selling prices to Dow are based on market prices for the related products. Declines in average selling prices occurred for almost all products in 2002 compared with 2001, led by a substantial decline in polyethylene. Ethylene glycol (“EG”) prices were down in 2002, compared with 2001, while volume was up. During 2002, an EG plant in Louisiana was idled for the full year due to slow industry demand. In the second half of 2002, demand began to recover and some upward price movement was achieved. Licensing and catalyst sales were also down 8 percent from 2001. Reduced production rates at polyethylene and polypropylene licensees impacted catalyst sales volume and royalties.

Cost of sales declined $813 million (16 percent) in 2002 compared with 2001, which is consistent with the related decrease in sales for 2002. Gross margin for 2002 was 10 percent compared with 6 percent in 2001. Despite dramatically lower prices in the Corporation’s principal commodity products (polyethylene and ethylene glycol), lower feedstocks and energy costs and the realization of merger-related cost synergies more than offset the price decline, resulting in the gross margin improvement.

Research and development expenses for 2002 declined $15 million from 2001. Selling, general and administrative expenses declined $101 million compared with 2001. These declines were attributable to the realization of merger-related cost synergies and continued cost control efforts.

Equity in earnings of nonconsolidated affiliates increased from $50 million in 2001 to $67 million in 2002. Improved results at EQUATE Petrochemical Company K.S.C. and Univation Technologies, LLC contributed to the increase.

Sundry income (expense) — net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) — net for 2002 was a net expense of $3 million, compared with $0 in 2001. The net expense in 2002 resulted from recording a full year of charges for management services and commissions paid to Dow that was mostly offset by gains on the sale of assets and foreign currency exchange.

Interest income for 2002 increased $12 million compared with 2001 primarily due to interest income from advances to the OPTIMAL Group, which includes three joint ventures in Malaysia. Interest expense and amortization of debt discount for 2002 decreased $50 million compared with 2001. The decrease related to lower average interest rates and lower levels of short-term debt throughout the year.

The credit for income taxes was $124 million in 2002 versus a credit of $626 million in 2001. UCC’s overall effective tax rate was 19.6 percent for 2002, compared with 47.4 percent for 2001. The underlying factors affecting UCC’s overall effective tax rates are summarized in Note R to the Consolidated Financial Statements.

OTHER MATTERS

Accounting Changes

See Note A to the Consolidated Financial Statements for a discussion of accounting changes and recently issued accounting pronouncements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Following are the Corporation’s critical accounting policies impacted by judgments, assumptions and estimates:

Litigation

The Corporation is subject to legal proceedings and claims arising out of the normal course of business. The Corporation routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical claims experience for incurred but not reported matters. The Corporation has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to minimize the impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note J to the Consolidated Financial Statements.

Asbestos-Related Matters

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. At the end of 2001 and through the third quarter of 2002, the Corporation had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against it and Amchem in the future due to a number of reasons, including its lack of sufficient comparable loss history from which to assess either the number or value of future asbestos-related claims. During the third and fourth quarters of 2002, the Corporation worked with Analysis, Research & Planning Corporation (“ARPC”), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to explore whether it would be possible to estimate the cost of disposing of pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against UCC and Amchem.

In projecting the Corporation’s resolution costs for future asbestos-related claims, ARPC applied two methodologies that have been widely used for forecasting purposes. As of December 31, 2002, ARPC estimated the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, for the 15-year period from the present through 2017 to be between approximately $2.2 billion and $2.4 billion, depending on which of the two accepted methodologies was used.

Although ARPC provided estimates for a longer period of time, based on ARPC’s advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, the Corporation determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. The Corporation concluded that it is probable that the undiscounted cost of disposing of its asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, the Corporation increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. For pending claims, the Corporation had an asbestos-related liability of $233 million at December 31, 2001.

The Corporation also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002. The receivable for insurance recoveries related to the Corporation’s asbestos liability was $223 million at December 31, 2001. In addition, the Corporation had receivables for insurance recoveries for defense and resolution costs of $219 million at December 31, 2002 and $35 million at December 31, 2001. The amounts recorded for the asbestos-related liability and related insurance receivable described above were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries to be higher or lower than those projected or those recorded. The Corporation expenses defense and processing costs as incurred. Accordingly, defense and processing costs incurred in the future for asbestos-related litigation, net of insurance, will impact results of operations in future periods. For additional information, see Asbestos-Related Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Legal Proceedings and Note J to the Consolidated Financial Statements.

Environmental Matters

The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had accrued obligations of $147 million at December 31, 2001, for environmental remediation and restoration costs, including $39 million for the remediation of Superfund sites. At December 31, 2002, the Corporation had accrued obligations of $130 million for environmental remediation and restoration costs, including $35 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note J to the Consolidated Financial Statements.

Merger-Related Expenses and Restructuring

Since February 6, 2001, the Corporation has been a wholly owned subsidiary of Dow as a consequence of the Corporation merging with a wholly owned subsidiary of Dow effective that date. On March 29, 2001, management made certain decisions relative to employment levels, duplicate assets and facilities and excess capacity resulting from the merger. These decisions were based on management’s assessment of the actions necessary to achieve synergies as a result of the merger. The economic effects of these decisions, combined with merger-related transaction costs and certain asset impairments, resulted in a pretax special charge of $1,275 million in the first quarter of 2001. Subsequent periodic reviews of the Corporation’s integration plans resulted in minor revisions to the reserve. The planned merger-related program for workforce reductions was substantially completed in the third quarter of 2002 although during the fourth quarter of 2002, an additional charge was recorded for merger-related severance to be paid in the first quarter of 2003. Upon completion of the program, the outstanding merger-related reserve for employee-related costs associated with pension and postretirement benefit plans is considered part of the Corporation’s regular pension and other postretirement obligations. The reserve related to the abandonment of leased facilities is included in “Other noncurrent obligations.”

In late 2002, following the appointment of a new CEO at Dow, all businesses and subsidiaries were asked to undertake a review of all underutilized or underperforming assets. Prior to the end of the year, certain studies were completed and management made decisions relative to certain assets. The economic effect of these decisions resulted in a pretax charge in the fourth quarter of 2002 of $44 million for an asset write-down, which was based on the net book value of the manufacturing plant to be shut down.

Additional decisions on businesses and facilities are expected in 2003. The Corporation will account for future workforce reductions as they occur, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” For further discussion and information regarding merger-related expenses and restructuring, see Note B to the Consolidated Financial Statements.

Pension and Other Postretirement Benefits

The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2002, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note L to the Consolidated Financial Statements. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

The expected long-term rate of return on assets is developed with input from the Corporation’s actuarial firm, which includes the actuary’s review of the asset class return expectations of several respected consultants and economists, based on broad equity and bond indices. The Corporation’s historical experience with the pension fund asset performance and comparisons to expected returns of peer companies with similar fund assets is also considered. The long-term rate of return assumption used for determining net periodic pension expense for 2002 was 9.25 percent. This assumption was reduced to 9 percent for determining 2003 net periodic pension expense. Lowering the expected long-term rate of return of the U.S. qualified plan assets by 0.25 percent (from 9.25 percent to 9 percent) would have reduced the pension income of the U.S. qualified plans for 2002 by approximately $10 million. Future actual pension income will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Corporation’s pension plans.

The Corporation bases the determination of pension expense or income on a market-related valuation of plan assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. For the year ending December 31, 2002, $460 million of losses remain to be recognized in the calculation of the market-related value of plan assets. These losses will result in decreases in future pension income as they are recognized.

The discount rate utilized for determining future pension obligations is based on long-term bonds receiving an AA- or better rating by a recognized rating agency. The resulting discount rate decreased from 7 percent at December 31, 2001, to 6.75 percent at December 31, 2002.

For 2003, the Corporation left its assumption for the long-term rate of increase in compensation levels unchanged at 5 percent.

Based on the revised pension assumptions and the actual investment performance of the plan assets in 2002, the Corporation expects to record $34 million less in income for pension and other postretirement benefits in 2003 than it did in 2002.

The value of the U.S. qualified plan assets decreased from $3.8 billion at December 31, 2001, to $3.4 billion at December 31, 2002. The investment performance and declining discount rates reduced the funded status of the U.S. qualified plans, net of benefit obligations, by $690 million from December 31, 2001 to December 31, 2002. The Corporation does not expect significant cash contributions to be required for the U.S. qualified plans in 2003.

Income Taxes

Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Corporation records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At December 31, 2002, the Corporation had deferred tax assets, net of deferred tax liabilities, of $890 million, net of valuation allowances of $59 million. For further discussion, see Note R to the Consolidated Financial Statements.

Environmental Matters

Environmental Policies

Prior to the Dow merger, the Corporation and Dow both were RESPONSIBLE CARE companies, committed to the Guiding Principles of RESPONSIBLE CARE, to environmental, health and safety (“EH&S”) performance improvement and to public accountability. Dow’s EH&S management system (“EMS”) and EH&S 2005 Goals were implemented at all UCC sites in order to minimize environmental risks and impacts, both past and future.

Dow’s EH&S 2005 Goals include reducing leaks, spills, fires, explosions, work-related injuries and transportation incidents by 90 percent, and reducing chemical emissions, waste and wastewater by 50 percent. Dow’s EMS defines for the businesses the “who, what, when and how” needed to achieve the policies, requirements, performance objectives, leadership expectations and public commitments. EMS is also designed to minimize the long-term cost of environmental protection and to comply with applicable laws and regulations. Furthermore, EMS is integrated into a company-wide Management System for EH&S, Operations, Quality and Human Resources, including implementation of the global EH&S Work Process to improve EH&S performance and to ensure ongoing compliance worldwide. It is EH&S policy that all global operations and products meet Dow’s requirements or their country’s laws and regulations, whichever are more stringent.

Climate Change

There is growing political and scientific consensus that emissions of greenhouse gases (“GHG”) due to human activities continue to alter the composition of the global atmosphere in ways that are affecting the climate. UCC takes global climate change very seriously and is committed to reducing its GHG intensity (lbs. of GHG per lb. of product), developing climate-friendly products and processes, and, over the longer term, implementing technology solutions to achieve even greater climate change improvements. Given the uncertainties regarding implementation of the Kyoto Protocol and related climate change policies, it is speculative to engage in an assessment of either the potential liability or benefit associated with climate change issues.

Environmental Remediation

UCC accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, UCC recognizes the costs over the useful life of the facility. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note A to the Consolidated Financial Statements. To assess the impact on the financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had an accrued liability of $95 million at December 31, 2002, compared with $108 million at December 31, 2001, related to the remediation of current or former UCC-owned sites. The Corporation has not recorded any third-party recovery related to these sites as a receivable.

In addition to current and former UCC-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as “Superfund Law”), UCC is liable for remediation of other hazardous waste sites where UCC allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. UCC readily cooperates in the remediation of these sites where the Corporation’s liability is clear, thereby minimizing legal and administrative costs. Because Superfund Law imposes joint and several liability upon each party at a site, UCC has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties (“PRPs”) at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management’s estimate of the Corporation’s remaining liability for the remediation of Superfund sites was $35 million at December 31, 2002 and $39 million at December 31, 2001, which was accrued, although the ultimate cost with respect to these sites could exceed that amount.

In total, the Corporation’s accrued liability for probable environmental remediation and restoration costs was $130 million at December 31, 2002, compared with $147 million at the end of 2001. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. It is the opinion of management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

The amounts charged to income on a pretax basis related to environmental remediation totaled $20 million in 2002, $3 million in 2001 and $18 million in 2000. Capital expenditures for environmental protection were $9 million in 2002, $7 million in 2001 and $34 million in 2000.

Asbestos Related Matters

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages, often in very large amounts.  The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC’s premises, and UCC’s responsibility for asbestos suits filed against a former subsidiary, Amchem Products, Inc. (“Amchem”).  In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to the Corporation’s products.

The rate at which plaintiffs filed asbestos-related suits against various companies, including the Corporation and Amchem, increased in both 2001 and 2002, influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future. The Corporation will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

Typically, the Corporation is only one of many named defendants, many of which, including UCC and Amchem, were members of the Center for Claims Resolution (“CCR”), an entity that defended and resolved asbestos cases on behalf of its members. As members of the CCR, the Corporation’s and Amchem’s strategy was to resolve the claims against them at the relatively small percentage allocated to them pursuant to the CCR’s collective defense. The CCR ceased operating in February 2001, except to administer certain settlements. The Corporation then began using Peterson Asbestos Claims Enterprise, but only for claims processing and insurance invoicing.

The Corporation is a wholly owned subsidiary of Dow, and certain members of Dow’s legal department and certain Dow management personnel have been retained to provide their experience in mass tort litigation to assist the Corporation in responding to asbestos-related matters. In early 2002, the Corporation hired new outside counsel to serve as national trial counsel. In connection with these actions, aggressive defense strategies were designed to reduce the cost of resolving all asbestos-related claims, including the elimination of claims that lack demonstrated illness or causality.

At the end of 2001 through the third quarter of 2002, the Corporation had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against it and Amchem in the future due to a number of reasons, including its lack of sufficient comparable loss history from which to assess either the number or value of future asbestos-related claims. During the third and fourth quarters of 2002, the Corporation worked with Analysis, Research & Planning Corporation (“ARPC”), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to explore whether it would be possible to estimate the cost of disposing of pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against the Corporation and Amchem.

The Corporation provided ARPC with all relevant data regarding asbestos-related claims filed against UCC and Amchem through November 6, 2002. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against UCC and Amchem, because of various uncertainties associated with the litigation of those claims. These uncertainties, which hindered the Corporation’s ability to project future claim volumes and resolution costs, included the following:

•                  Until a series of bankruptcies led to the CCR ceasing operations in early 2001, UCC and Amchem generally settled claims filed against CCR members according to a sharing formula that would not necessarily reflect the cost of resolving those claims had they been separately litigated against UCC or Amchem.

•                  The bankruptcies in the years 2000 to 2002 of other companies facing large asbestos liability were a likely contributing cause of a sharp increase in filings against many defendants, including UCC and Amchem.

•                  It was not until the CCR ceased operating in early 2001 that UCC took direct responsibility for the defense of claims against itself and Amchem.

•                  New defense counsel for UCC and Amchem implemented more aggressive defense strategies in mid-2002.

Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised the Corporation that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face the Corporation and Amchem, if certain assumptions were made. Specifically, ARPC advised the Corporation that for purposes of determining an estimate it is reasonable to assume that in the near term asbestos-related claims filed against UCC and Amchem are unlikely to return to levels below those experienced prior to 2001 - when the recent spike in filings commenced - and that average claim values are unlikely to return to levels below those experienced in 2001-2002, the years immediately following CCR’s cessation of operations. ARPC advised the Corporation that, by assuming that future filings were unlikely to exceed the levels experienced prior to 2001 and extrapolating from 2001 and 2002 average claim values, ARPC could make a reasonable forecast of the cost of resolving asbestos-related claims facing UCC and Amchem. ARPC also advised that forecasts of resolution costs for a 10 to 15 year period from the date of the forecast are likely to be more accurate than forecasts for longer periods of time.

In projecting the resolution costs for future asbestos-related claims, ARPC applied two methodologies that have been widely used for forecasting purposes. Applying these methodologies, ARPC forecast the number and allocation by disease category of those potential future claims on a year-by-year basis through 2049. ARPC then calculated the percentage of claims in each disease category that had been closed with payments in 2001 and 2002. Using those percentages, ARPC calculated the number of future claims by disease category that would likely require payment by UCC and Amchem and multiplied the number of such claims by the mean values paid by UCC and Amchem, respectively, to dispose of such claims in 2001 and 2002. In estimating the cost of resolving pending claims, ARPC used a process similar to that used for calculating the cost of resolving future claims.

As of December 31, 2002, ARPC estimated the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, for the 15-year period from the present through 2017 to be between approximately $2.2 billion and $2.4 billion, depending on which of the two accepted methodologies was used.

Although ARPC provided estimates for a longer period of time, based on ARPC’s advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, the Corporation determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. The Corporation concluded that it is probable that the undiscounted cost of disposing of its asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, the Corporation increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. For pending claims, the Corporation had an asbestos-related liability of $233 million at December 31, 2001.

The Corporation also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002, substantially exhausting its asbestos product liability coverage. This resulted in a net income statement impact of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. The receivable for insurance recoveries related to the Corporation’s asbestos liability was $223 million at December 31, 2001. The insurance receivable related to the asbestos liability was determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers.

In addition, the Corporation had receivables for insurance recoveries for defense and resolution costs of $219 million at December 31, 2002 and $35 million at December 31, 2001. Defense and resolution costs for asbestos-related litigation were $247 million in 2002, $53 million in 2001 and $53 million in 2000. The $247 million in 2002 included $92 million for defense costs (which included significant costs for the development and implementation of the Corporation’s new and more aggressive defense strategies) and $63 million for bulk settlements with multiple claimants. To date, substantially all of these defense and resolution costs were covered by insurance. Insurance coverage for future asbestos-related defense costs will exist, but to a lesser extent. The pretax impact for these defense and resolution costs, net of insurance, was $9 million in 2002, $9 million in 2001 and $4 million in 2000, and was reflected in “Cost of sales.”

The amounts recorded for the asbestos-related liability and related insurance receivable described above were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries to be higher or lower than those projected or those recorded. The Corporation expenses defense and processing costs as incurred. Accordingly, defense and processing costs incurred in the future for asbestos-related litigation, net of insurance, will impact results of operations in future periods.

Because of the uncertainties described above, management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing the Corporation and Amchem. Management believes that it is reasonably possible that the cost of disposing of the Corporation’s asbestos-related claims, including future defense and processing costs, could have a material adverse impact on the results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

Subsequent Event

On January 30, 2003, the Corporation’s decision to shut down the ethylene production facilities in Seadrift, Texas, by year-end 2003 was announced. The decision was made based on an ongoing review of underperforming assets. The shutdown of this facility is expected to have an immaterial impact on the Corporation’s results of operations.

Union Carbide Corporation and Subsidiaries

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

UCC’s business operations give rise to market risk exposure due to changes in foreign exchange rates, interest rates, and equity prices. To manage such risks effectively, the Corporation can enter into hedging transactions, pursuant to established guidelines and policies, which enable it to mitigate the adverse effects of financial market risk. The Corporation does not hold derivative financial instruments for trading purposes.

As a result of investments, production facilities and other operations on a global basis, the Corporation has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Corporation’s foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, the Corporation will hedge, when appropriate, on a net exposure basis using foreign currency forward contracts, over-the-counter option contracts, cross-currency swaps and nonderivative instruments in foreign currencies. Main exposures are related to assets, liabilities and cash flows denominated in the currencies of Europe, Asia Pacific and Canada.

The main objective of interest rate risk management is to reduce the total funding cost to the Corporation and to alter the interest rate exposure to the desired risk profile.  The Corporation’s primary exposure is to the U.S. dollar yield curve.  UCC will use interest rate swaps and “swaptions,” when appropriate, to accomplish this objective.

UCC uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. On an ongoing basis, the Corporation estimates the maximum gain or loss that could arise in one day, given a two-standard-deviation move in the respective price levels. These amounts are relatively insignificant in comparison to the size of the equity of the Corporation. The VAR methodology used by UCC is based primarily on the variance/covariance statistical model. The year-end VAR and average quarterly VAR for 2002 and 2001 are shown below:

Total Daily VAR at December 31*	2002		2001
In millions	Year-end	Average	Year-end	Average
Interest rate	$21	$20	$26	$18

*      Using a 95 percent confidence level

See Notes H and O to the Consolidated Financial Statements for further disclosure regarding market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

To the Board of Directors and Stockholder of Union Carbide Corporation:

We have audited the accompanying consolidated balance sheets of Union Carbide Corporation and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for the years then ended. Our audits also included the financial statement schedule listed at Item 15(a) 2 for the years ended December 31, 2002 and 2001. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule of the Corporation for the year ended December 31, 2000 were audited by other auditors whose report, dated January 22, 2001, except as to Note 17, which is as of February 6, 2001, expressed an unqualified opinion on those financial statements and financial statement schedule.

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

In our opinion, such 2002 and 2001 consolidated financial statements present fairly, in all material respects, the financial position of Union Carbide Corporation and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 2002 and 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes A and F to the consolidated financial statements, effective January 1, 2002, the Corporation changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Midland, Michigan
January 30, 2003

Independent Auditors’ Report

To the Board of Directors of Union Carbide Corporation:

We have audited the consolidated statements of income, stockholders’ equity, and cash flows of Union Carbide Corporation and subsidiaries for the year ended December 31, 2000. Our audit also included the financial statement schedule listed at Item 15(a) 2 for the year ended December 31, 2000. These consolidated financial statements and the financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Union Carbide Corporation and subsidiaries and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP
Stamford, CT
January 22, 2001, except as to Note 17, which is as of February 6, 2001

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Operations

(In millions) For the years ended December 31	2002	2001	2000
Net trade sales	$415	$3,876	$6,550
Net sales to related companies	4,372	1,531	—
Total Net Sales	4,787	5,407	6,550
Cost of sales	4,291	5,104	5,876
Research and development expenses	119	134	227
Selling, general and administrative expenses	48	149	243
Amortization of intangibles	4	11	14
Merger-related expenses and restructuring	99	1,223	—
Asbestos-related charge	828	—	—
Equity in earnings of nonconsolidated affiliates	67	50	83
Sundry income (expense) — net	(3)	—	43
Interest income	36	24	27
Interest expense and amortization of debt discount	131	181	158
Income (Loss) before Income Taxes and Minority Interests	(633)	(1,321)	185
Provision (Credit) for income taxes	(124)	(626)	16
Minority interests’ share in income	1	4	7
Net Income (Loss) Available for Common Stockholders	$(510)	$(699)	$162

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

(In millions) At December 31	2002	2001
Assets
Current Assets
Cash and cash equivalents	$25	$35
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables — 2002: $7; 2001: $8)	72	266
Related companies	756	1,324
Other	134	163
Inventories	219	363
Deferred income tax assets — current	440	299
Asbestos-related insurance receivables — current	80	34
Total current assets	1,726	2,484
Investments
Investments in related companies	461	480
Investments in nonconsolidated affiliates	539	565
Other investments	39	24
Noncurrent receivables	28	29
Noncurrent receivables from related companies	17	587
Total investments	1,084	1,685
Property
Property	7,523	7,711
Less accumulated depreciation	4,978	4,873
Net property	2,545	2,838
Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization — 2002: $114; 2001: $191)	23	28
Deferred income tax assets — noncurrent	450	324
Asbestos-related insurance receivables — noncurrent	1,489	224
Deferred charges and other assets	71	299
Total other assets	2,059	901
Total Assets	$7,414	$7,908

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

(In millions, except for share amounts) At December 31	2002	2001
Liabilities and Stockholder’s Equity
Current Liabilities
Notes payable:
Related companies	$310	$396
Other	6	14
Long-term debt due within one year	380	15
Accounts payable:
Trade	285	360
Related companies	297	1,197
Other	33	83
Income taxes payable	67	44
Asbestos-related liabilities — current	124	—
Accrued and other current liabilities	226	201
Total current liabilities	1,728	2,310
Long-Term Debt	1,288	1,730
Other Noncurrent Liabilities
Pension and other postretirement benefits — noncurrent	636	709
Asbestos-related liabilities — noncurrent	2,072	233
Other noncurrent obligations	597	802
Total other noncurrent liabilities	3,305	1,744
Minority Interest in Subsidiaries	4	7
Stockholder’s Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	—	—
Retained earnings	1,433	2,200
Accumulated other comprehensive loss	(344)	(83)
Net stockholder’s equity	1,089	2,117
Total Liabilities and Stockholder’s Equity	$7,414	$7,908

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2002	2001	2000
Operating Activities
Net Income (Loss) Available for Common Stockholders	$(510)	$(699)	$162
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	328	383	423
Provision (Credit) for deferred income tax	(137)	(606)	18
Earnings/losses of nonconsolidated affiliates in excess of dividends received	(14)	(42)	(39)
Minority interests’ share in income	1	4	7
Net loss on sale of consolidated company	2	—	—
Net (gain) loss on sales of property	(18)	(4)	1
Other net gain	(28)	(24)	(88)
Merger-related expenses and restructuring	34	836	—
Asbestos-related charge	828	—	—
Tax benefit — nonqualified stock option exercises	—	4	13
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	206	264	106
Related company receivables	568	(1,324)	—
Inventories	144	236	(70)
Accounts payable	(124)	(140)	117
Related company payables	(900)	1,197	—
Other assets and liabilities	(404)	105	(173)
Cash provided by (used in) operating activities	(24)	190	477
Investing Activities
Capital expenditures	(101)	(78)	(459)
Proceeds from sales of property	46	4	10
Proceeds from sale of consolidated company	20	—	—
Investments in nonconsolidated affiliates	(23)	(11)	(66)
Advances to nonconsolidated affiliates, net of cash received	—	203	(179)
Collection of noncurrent note receivable from related company	483	—	—
Proceeds from sale of nonconsolidated affiliate	—	180	—
Purchases of investments	(28)	(166)	(117)
Proceeds from sales of investments	41	245	177
Cash provided by (used in) investing activities	438	377	(634)
Financing Activities
Changes in short-term notes payable	(2)	(959)	399
Changes in notes payable to related companies	(87)	396	—
Payments on long-term debt	(75)	(7)	(138)
Proceeds from issuance of long-term debt	—	1	17
Purchases of treasury stock	—	(1)	(1)
Proceeds from sales of common stock	—	6	32
Distributions to minority interests	(3)	(3)	(9)
Dividends paid to stockholders	(257)	(28)	(121)
Cash provided by (used in) financing activities	(424)	(595)	179
Effect of Exchange Rate Changes on Cash	—	—	—
Summary
Increase (Decrease) in cash and cash equivalents	(10)	(28)	22
Cash and cash equivalents at beginning of year	35	63	41
Cash and cash equivalents at end of year	$25	$35	$63

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In millions) For the years ended December 31	2002	2001	2000
Common stock
Balance at beginning of year	$—	$159	$158
Retirement of shares pursuant to merger	—	(159)	—
Issuance to employee plans	—	—	1
Balance at end of year	—	—	159
Additional paid-in capital
Balance at beginning of year	—	217	165
Retirement of treasury shares pursuant to merger	—	(213)	—
Issuance of treasury stock at more than cost	—	(4)	52
Balance at end of year	—	—	217
Unearned ESOP shares
Balance at beginning of year	—	(50)	(57)
Shares allocated to ESOP participants and other	—	2	7
Transfer to note receivable — related company	—	48	—
Balance at end of year	—	—	(50)
Retained earnings
Balance at beginning of year	2,200	3,572	3,530
Net income (loss)	(510)	(699)	162
Tax on unallocated ESOP shares	—	—	1
Effect of retirement of shares pursuant to merger	—	(645)	—
Common stock dividends declared	(257)	(28)	(121)
Balance at end of year	1,433	2,200	3,572
Accumulated other comprehensive loss, net of tax
Unrealized gains on investments at beginning of year	2	10	8
Unrealized gains (losses)	(1)	(8)	2
Balance at end of year	1	2	10
Cumulative translation adjustments at beginning of year	(85)	(234)	(168)
Contribution of foreign subsidiaries	—	172	—
Translation adjustments	17	(23)	(66)
Balance at end of year	(68)	(85)	(234)
Minimum pension liability at beginning of year	—	—	—
Adjustments	(271)	—	—
Balance at end of year	(271)	—	—
Accumulated derivative loss at beginning of year	—	—	—
Net hedging results	(6)	—	—
Balance at end of year	(6)	—	—
Total accumulated other comprehensive loss	(344)	(83)	(224)
Treasury stock
Balance at beginning of year	—	(1,020)	(1,019)
Retirement of shares pursuant to merger	—	1,020	—
Purchases	—	—	—
Issuance to employees and employee plans	—	—	(1)
Balance at end of year	—	—	(1,020)
Net Stockholders’ Equity	$1,089	$2,117	$2,654

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31	2002	2001	2000
Net Income (Loss) Available for Common Stockholders	$(510)	$(699)	$162
Other Comprehensive Income (Loss), Net of Tax (tax amounts shown below for 2002, 2001, 2000)
Unrealized gains (losses) on investments:
Unrealized holding gains during the year (less tax of $0, $3, $4)	—	6	8
Less: Reclassification adjustments for net amounts included in net income (loss) (less tax of $0, $(7), $(3))	(1)	(14)	(6)
Cumulative translation adjustments, including effect of contribution of foreign subsidiaries	17	149	(66)
Minimum pension liability adjustment (less tax of $153)	(271)	—	—
Net loss on cash flow hedging derivative instruments (less tax of $0)	(6)	—	—
Total other comprehensive income (loss)	(261)	141	(64)
Comprehensive Income (Loss)	$(771)	$(558)	$98

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

Dollars in millions, except as noted

A             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Principles of Consolidation and Basis of Presentation

Except as otherwise indicated by the context, the terms “Corporation” and “UCC” as used herein mean Union Carbide Corporation and its consolidated subsidiaries. The accompanying consolidated financial statements of the Corporation include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Corporation exercises control. Intercompany transactions and balances are eliminated in consolidation. Investments in nonconsolidated affiliates (20—50 percent owned companies) are accounted for on the equity basis.

Since February 6, 2001, the Corporation has been a wholly owned subsidiary of The Dow Chemical Company (“Dow”) as a consequence of the Corporation merging with a wholly owned subsidiary of Dow effective that date (the “merger” or “Dow merger”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” the presentation of earnings per share is not required in financial statements of wholly owned subsidiaries.

The Corporation’s business activities comprise components of Dow’s global operations rather than stand-alone operations. The Corporation sells its products to Dow at market-based prices, in accordance with Dow’s longstanding intercompany pricing policy, in order to simplify the customer interface process. Dow conducts its worldwide operations through global businesses. Because there are no separable reportable business segments for UCC under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and no detailed business information is provided to a chief operating decision maker regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment.

Prior to this annual report on Form 10-K, the net results of the Corporation’s insurance operations were presented on a separate line entitled “Insurance company operations, pretax income” on the statement of operations. The consolidated financial statements in this annual report on Form 10-K reflect a reclassification of these results to “Net sales” and “Cost of sales” for all periods presented.

Certain reclassifications of prior years’ amounts have been made to conform to the presentation adopted for 2002.

Related Companies

Transactions with the Corporation’s parent company, Dow, or other Dow subsidiaries have been reflected as related company transactions in the consolidated financial statements. See Note O for further discussion.

Use of Estimates in Financial Statement Preparation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Corporation’s consolidated financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

Foreign Currency Translation

The local currency has been primarily used as the functional currency throughout the world. Translation gains and losses of those operations that use local currency as the functional currency are included in the consolidated balance sheets in “Accumulated other comprehensive income (loss)” (“AOCI”). Where the U.S. dollar is used as the functional currency, foreign currency gains and losses are reflected in income.

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the consolidated balance sheets in “Other noncurrent obligations” at undiscounted amounts.

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

Financial Instruments

The Corporation calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Corporation uses standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the results included in income.

Inventories

Inventories are stated at the lower of cost or market. The method of determining cost is used consistently from year to year at each subsidiary and varies between last-in, first-out (“LIFO”); first-in, first-out (“FIFO”); and average cost.

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

Long-Lived Assets

The Corporation evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of. Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased.

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

The excess of the cost of investments in subsidiaries over the values assigned to assets and liabilities acquired through June 30, 2001 is shown as goodwill and was amortized on a straight-line basis over its estimated useful life (maximum 40 years) through December 31, 2001. There were no investments made after June 30, 2001 that resulted in the recording of goodwill. Effective January 1, 2002, goodwill is no longer amortized, but is subject to the impairment provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” See Accounting Changes below for further discussion.

Revenue

Sales are recognized when the revenue is realized or realizable, and has been earned. Approximately 97 percent of the Corporation’s sales are related to sales of product, while 3 percent is related to the licensing of patents and technology. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which for trade sales, usually occurs at the time shipment is made. Substantially all of the Corporation’s trade sales are sold FOB (“free on board”) shipping point or, with respect to countries other than the United States, an equivalent basis. Title to the product for trade sales passes when the product is delivered to the freight carrier.

Revenue for product sales to related companies is recognized as risk and title to the product transfer to the related company, which usually occurs at the time production is complete. UCC’s standard terms of delivery are included in its contracts of sale, order confirmation documents, and invoices. Freight costs and any directly related associated costs of transporting finished product are recorded as “Cost of sales.”

Legal Costs

The Corporation expenses legal costs, including those costs expected to be incurred in connection with a loss contingency, as incurred.

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

Since February 7, 2001, the Corporation has been included in Dow’s consolidated federal income tax group and consolidated income tax return. The Corporation uses the separate return method to account for its income taxes; accordingly, there is no difference between the method used to account for income taxes at the UCC level and the formula in the Dow-UCC Tax Sharing Agreement used to compute the amount due to Dow or UCC for UCC’s share of taxable income and tax attributes on Dow’s consolidated income tax return.

Accounting Changes

In May 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus with respect to EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF 00-10 recognizes the inconsistencies in practice with regard to the recording of shipping and handling costs incurred by most companies that sell goods. The Corporation’s previous accounting policy regarding the treatment of these costs was consistent with EITF 00-10; therefore adoption of this consensus did not have a material impact on the Corporation’s consolidated financial statements.

The FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in June 1998. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Corporation adopted SFAS No. 133, as amended and interpreted by the FASB and the Derivatives Implementation Group through “Statement 133 Implementation Issues,” on January 1, 2001. Due to the Corporation’s limited use of financial instruments to manage its exposure to market risks, primarily related to changes in foreign currency exchange rates, the adoption of SFAS No. 133 did not have a material impact on the Corporation’s consolidated financial statements.

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement, which replaces SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassifications of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on the Corporation’s consolidated financial statements. See Note I regarding sales of certain qualifying accounts receivables.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which replaces Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations.” Under SFAS No. 141, all business combinations initiated after June 30, 2001 are accounted for using the purchase method. The application of SFAS No. 141 did not result in the reclassification of any amounts previously recorded as goodwill or other intangible assets.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which replaces APB Opinion No. 17, “Intangible Assets,” and establishes new accounting and reporting requirements for goodwill and other intangible assets, effective for fiscal years beginning after December 15, 2001. Under this statement, goodwill and intangible assets that are deemed to have indefinite useful lives are not amortized, but are subject to impairment testing. Impairment testing is required to be performed at adoption and at least annually thereafter. On an ongoing basis (absent any impairment indicators), the annual impairment test will be performed during the fourth quarter of each year, in conjunction with the annual budgeting process. Effective January 1, 2002 UCC ceased all amortization of goodwill, which is its only intangible asset with an indefinite useful life, and tested recorded goodwill for impairment by comparing the fair value of each reporting unit, determined using a discounted cash flow method, with its carrying value. The results of the Corporation’s goodwill impairment test indicated no impairment. As required by SFAS No. 142, the Corporation also reassessed the useful lives and the classification of its identifiable intangible assets and determined them to be appropriate. See Note F for additional disclosures regarding the adoption of SFAS No. 142.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 will have an immaterial impact on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001. The Corporation determined that its current accounting policy for the impairment of long-lived assets is consistent with SFAS No. 144.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  This statement, which is effective for exit or disposal activities initiated after December 31, 2002, will change the measurement and timing of costs associated with exit and disposal activities undertaken by the Corporation in the future.

On August 26, 2002, Dow announced that in the first quarter of 2003, it would begin expensing stock options issued to employees in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Dow currently uses the accounting method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123; however, expensing stock options is considered the preferable method of accounting for stock-based compensation. On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148, which is effective for fiscal years ending after December 15, 2002, provides alternative methods of transition for a voluntary change to the fair value based method and requires more prominent and more frequent disclosures in the financial statements about the effects of stock-based compensation. For its transition, Dow will use the transition method originally provided by SFAS No. 123 and expects the after-tax expense associated with stock options to be approximately $0.02 per share in 2003, growing to approximately $0.06 per share in 2005. These estimates were based on the terms of Dow’s stock option plans and current assumptions for stock option grants and valuation, which may change when stock options are granted in 2003 and in the future. The Corporation will be allocated the portion of expense relating to its employees who receive stock options. See Note N for disclosures related to stock compensation.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for and disclosures of certain guarantees issued. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Corporation’s disclosures related to the new requirements of FIN No. 45 for the year ended December 31, 2002 can be found in Note J.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation applies to variable interest entities (“VIEs”) created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. See Note M for disclosures regarding the Corporation’s VIE and the expected impact of adoption in the third quarter of 2003.

B             MERGER-RELATED EXPENSES AND RESTRUCTURING

On March 29, 2001, management made certain decisions relative to employment levels, duplicate assets and facilities and excess capacity resulting from the Dow merger. These decisions were based on management’s assessment of the actions necessary to achieve synergies as a result of the Dow merger. The economic effects of these decisions, combined with merger-related transaction costs and certain asset impairments, resulted in a pretax special charge in the first quarter of 2001 of $1,275 which was reduced by $52 in subsequent quarters.

The special charge included $41 for transaction costs, which consisted primarily of investment banking, legal and accounting fees. All of these costs had been paid at March 31, 2001.

The special charge included $605 for the write-down of duplicate assets and facilities directly related to the Dow merger. Included in the write-down were charges of $292 for assets and facilities that were rendered redundant as a result of the merger, $81 for lease abandonment reserves, $138 for asset impairments, and $94 for losses on divestitures required for regulatory approval of the merger. Duplicate assets consist principally of capitalized software costs, information technology equipment and research and development facilities and equipment, all of which were written off during the first quarter of 2001. The fair values of the impaired assets, which include production facilities and transportation equipment, were determined based on discounted cash flows and an appraisal, respectively. These components of the special charge will require limited future cash outlays, and will result in a decrease in annual depreciation of approximately $62. In November 2001, the decision to close a research and development facility in Bound Brook, New Jersey was reversed, in light of difficult economic conditions; the facility will now remain open until at least 2005. Consequently, $55 of the special charge was reversed during the fourth quarter of 2001. At December 31, 2001, $77 of the reserve remained for the abandonment of leased facilities and demolition costs. The leased facilities will remain open until at least 2005.

The charge included $629 for employee-related costs, which consisted predominantly of provisions for employee severance, change of control obligations, medical and retirement benefits, and outplacement services. The charge was increased by $3 during 2001, as the original estimates of amounts expected to be paid were further refined. The integration plans included a workforce reduction of approximately 4,200 people. The charge for severance was based upon the severance plan provisions communicated to employees. According to the initial integration plans, the Corporation expected to expend approximately 66 percent of the employee-related costs within the first two years following the Dow merger, though the timing of severance payments is dependent upon employee elections. Expenditures with respect to employee-related costs associated with pension and postretirement benefit plans will occur over a much more extended period. As of December 31, 2001, severance of approximately $327 had been paid to approximately 2,900 former employees. In the first three quarters of 2002, severance of $91 was paid to approximately 1,030 former employees, bringing the program-to-date amount to $418 paid to approximately 3,930 former employees. The planned merger-related program for workforce reductions was substantially completed in the third quarter of 2002.

The following table summarizes the activity in the special charge reserve:

	Transaction Costs	Write-down of Duplicate Assets and Facilities	Labor-related Costs	Total
2001:
Special charge	$41	$605	$629	$1,275
Adjustments to reserve	—	(55)	3	(52)
Charges against reserve	$(41)	(473)	(327)	(841)
Balance at Dec. 31, 2001	—	$77	$305	$382
2002:
Charges against reserve	—	$(12)	$(91)	$(103)
Adjustments to reserve	—	—	13	13
Completion of program (1)	—	$(65)	$(227)	$(292)
Balance at Dec. 31, 2002	—	—	—	—
(1)

Upon completion of the program, the outstanding merger-related reserve for employee-related costs associated with pension and postretirement benefit plans is considered part of the Corporation’s regular pension and other postretirement obligations. The reserve for leased facilities is included in “Other noncurrent obligations.”

During the fourth quarter of 2002, additional severance of $5 was paid to 48 former employees and an additional charge of $34 was recorded for merger-related severance. Under this revised severance program, 776 additional employees will receive severance payments in the first quarter of 2003. Additional reductions in headcount may continue as the Corporation continues its restructuring efforts. The Corporation will account for future workforce reductions as they occur.

Other Restructuring

In late 2002, following the appointment of a new CEO at Dow, all businesses and subsidiaries were asked to undertake a review of all underutilized or underperforming assets. Prior to the end of the year, certain studies were completed and management made decisions relative to certain assets. The restructuring charge included an asset write-down of $44, related to the shutdown of an ethylene manufacturing facility in Texas, which represented the net book value of the facility.

C             EXCHANGE OF OWNERSHIP INTERESTS WITH RELATED COMPANIES

Effective June 30, 2001, the Corporation contributed all of its ownership interests in several wholly owned entities in Europe and Latin America to wholly owned subsidiaries of Dow. In return for the contribution of interests, the Corporation received newly issued shares of stock in the acquiring companies.

Effective September 30, 2001, the Corporation contributed all of its ownership interests in several wholly owned entities in Latin America to a Brazilian subsidiary of Modeland International Holdings Inc. (“Modeland”), a wholly owned subsidiary of Dow, in exchange for newly issued shares of Modeland.

Effective October 1, 2001, the Corporation contributed all of its ownership interests in Union Carbide Canada, Inc. (“UCCI”) to Dow Chemical Canada Inc. (“DCCI”), a wholly owned subsidiary of Dow, in exchange for newly issued shares of DCCI stock. The transaction included the contribution of UCCI’s equity investments in Alberta & Orient Glycol Company Limited, and Petromont and Company, Limited Partnership (“Petromont”) (see Note G).

Investments in the Dow subsidiaries have been accounted for using the cost method and have been included in “Investments in related companies” in the consolidated balance sheet at the book values of the net assets contributed. The shares of stock in each acquiring company received was in proportion to the relative fair market values of the combined assets.

The following table presents the combined summarized balance sheet and income statement data of the contributed entities at their respective contribution dates in 2001.

Summarized Balance Sheet Information
Current assets	$816
Noncurrent assets	1,079
Total assets	$1,895
Current liabilities	$955
Noncurrent liabilities	632
Total liabilities	$1,587
Cumulative translation adjustment	$172
Net Assets	$480

Summarized Income Statement Information
Sales	$750
Income (Loss) before Income Taxes and Minority Interests	342
Net income	340

D             INVENTORIES

The following table provides a breakdown of inventories at December 31, 2002 and 2001:

Inventories at December 31

	2002	2001
Finished goods	$96	$230
Work in process	28	33
Raw materials	24	38
Supplies	71	62
Total inventories	$219	$363

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $81 at December 31, 2002 and $198 at December 31, 2001. The inventories that were valued on a LIFO basis, principally U.S. chemicals and plastics product inventories, represented 52 percent of the total inventories at December 31, 2002 and 37 percent of the total inventories at December 31, 2001. The change was due to a reduction in the non-LIFO inventories from 2001 to 2002.

A reduction of certain inventories resulted in the liquidation of some quantities of LIFO inventory, which reduced pretax loss $31 in 2002, $53 in 2001 and $0 in 2000.

E              PROPERTY

Property at December 31	Estimated Useful Lives (Years)	2002	2001
Land	—	$57	$69
Land and waterway improvements	15-25	216	217
Buildings	5-55	573	613
Machinery and equipment	3-20	5,918	5,970
Utility and supply lines	5-20	53	51
Other	3-30	603	741
Construction in progress	—	103	50
Total		$7,523	$7,711

	2002	2001	2000
Depreciation expense	$307	$378	$409
Manufacturing maintenance and repair costs	204	241	300
Capitalized interest	3	13	51

F              GOODWILL AND OTHER INTANGIBLE ASSETS

The Corporation ceased amortizing goodwill upon adoption of SFAS No. 142 on January 1, 2002 (see Note A). The following table provides pro forma results for the years ended December 31, 2001 and 2000, as if the non-amortization provisions of SFAS No. 142 had been applied in 2001 and 2000, compared with actual results for the year ended December 31, 2002:

	For years ended December 31
	2002	2001	2000
Reported net income (loss)	$(509.5)	$(699.0)	$162.0
Add back:
Goodwill amortization, net of tax	—	5.2	7.6
Equity method goodwill amortization, net of tax	—	2.2	2.2
Adjusted net income (loss)	$(509.5)	$(691.6)	$171.8

The following table provides information regarding the Corporation’s other intangible assets:

	At December 31, 2002			At December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$36	$(28)	$8	$35	$(24)	$11
Patents	5	(3)	2	5	(2)	3
Software	95	(82)	13	178	(164)	14
Other	1	(1)	—	1	(1)	—
Total	$137	$(114)	$23	$219	$(191)	$28

Amortization expense for other intangible assets (not including software) was $4 for 2002, compared with $5 for 2001 and $4 for 2000. Amortization expense for software, which is included in cost of sales, totaled $4 in 2002 and 2001 and $27 in 2000. Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense
2003	$7.6
2004	7.5
2005	4.4
2006	2.3
2007	0.3

G             SIGNIFICANT NONCONSOLIDATED AFFILIATES

The Corporation’s investments in related companies accounted for by the equity method (“nonconsolidated affiliates”) were $539 at December 31, 2002 and $565 at December 31, 2001. At December 31, 2002, the Corporation’s investment in EQUATE Petrochemical Company K.S.C. (“EQUATE”) was $89 less than its proportionate share of the underlying net assets ($111 at December 31, 2001). The difference represents the adjustment to reflect the assets of EQUATE on a U.S. GAAP basis and as such is being amortized over the remaining five-year useful life of the assets. Differences between the

Corporation’s investments in nonconsolidated affiliates and its share of the investees’ net assets (except EQUATE) were $15 at December 31, 2002 and $15 at December 31, 2001. Prior to 2002, these amounts were being amortized over the estimated useful lives, which range from 5 to 40 years. Amortization ceased effective January 1, 2002, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (see Note F).

UCC’s principal nonconsolidated affiliates and the Corporation’s ownership interest for each at December 31, 2002, 2001 and 2000 are shown below:

Principal Nonconsolidated Affiliates at December 31	Ownership Interest
	2002	2001	2000
EQUATE Petrochemical Company K.S.C.	45%	45%	45%
Nippon Unicar Company Limited	50%	50%	50%
The OPTIMAL Group:
OPTIMAL Chemicals (Malaysia) Sdn. Bhd.	50%	50%	50%
OPTIMAL Glycols (Malaysia) Sdn. Bhd.	50%	50%	50%
OPTIMAL Olefins (Malaysia) Sdn. Bhd.	23.75%	23.75%	23.75%
Polimeri Europa S.r.l.	—	—	50%
Petromont and Company, Limited Partnership	—	—	50%
UOP LLC	50%	50%	50%
World Ethanol Company	—	50%	50%

The Corporation’s investment in these companies was $524 at December 31, 2002 and $565 at December 31, 2001, and its equity in their earnings was $58 in 2002, $63 in 2001 and $96 in 2000. All of the nonconsolidated affiliates in which the Corporation has investments are privately held companies; therefore, quoted market prices are not available. The summarized financial information presented below represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

In order to satisfy the European Commission’s condition for approval of the Dow merger, the Corporation divested its 50 percent interest in Polimeri Europa to EniChem S.p.A. in April 2001. The summarized balance sheet and income statement information for 2002 and 2001 does not include the results of Polimeri Europa.

On October 1, 2001, the Corporation contributed all of its ownership interest in UCCI to DCCI (see Note C). This transaction included UCCI’s equity investment in Petromont. As a result, the summarized balance sheet information for 2002 and 2001 does not include Petromont. The summarized income statement information for 2002 does not include the results of Petromont. The summarized income statement information for 2001 includes Petromont’s results through September 30, 2001.

Summarized Balance Sheet Information at December 31

	2002	2001
Current assets	$1,062	$963
Noncurrent assets	2,958	3,090
Total assets	$4,020	$4,053
Current liabilities	$736	$708
Noncurrent liabilities	1,962	1,103
Total liabilities	$2,698	$1,811

Summarized Income Statement Information

	2002	2001	2000
Sales	$2,104	$1,990	$4,374
Gross profit	743	620	875
Net income	60	35	176

During 2001, the Corporation, Petroliam Nasional Berhad (Petronas) and Polifin International Investments (PTY) Ltd. entered into agreements with the OPTIMAL Group to provide loans and drawing facilities to the OPTIMAL Group with terms expiring between September 2007 and September 2009. The loans and drawing facilities bear floating interest rates based on the six month London Interbank Offer Rate (“LIBOR”) and are payable by the respective OPTIMAL Group members. Advances made by the Corporation to the OPTIMAL Group were converted into loans and sold to a third party. The loans amounted to $405 at December 31, 2002 and $341 at December 31, 2001.

Dividends received from nonconsolidated affiliates were $53 in 2002, $10 in 2001 and $42 in 2000.

H             FINANCIAL INSTRUMENTS

Investments

The Corporation’s investments in marketable securities are primarily classified as available-for-sale. Maturities for approximately ninety-nine percent of the debt securities were less than five years at December 31, 2002.

Investing Results

	2002	2001	2000
Proceeds from sales of available-for-sale securities	$24	$245	$177
Gross realized gains	1	30	12
Gross realized losses	(1)	(9)	(3)

Fair Value of Financial Instruments at December 31

	2002				2001
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities:
Debt securities	$6	—	—	$6	$7	—	—	$7
Equity securities	15	—	$(3)	12	14	$1	—	15
Total	$21	$—	$(3)	$18	$21	$1	—	$22
Long-term debt including debt due within one year	$(1,668)	$43	$(24)	$(1,649)	$(1,745)	—	$(135)	$(1,880)
Derivatives relating to foreign currency	—	—	$(1)	$(1)	—	$2	—	$2

Cost approximates fair value for all other financial instruments.

The Corporation has forward contracts to buy, sell or exchange foreign currencies with various expiration dates in the first quarter of the next year. At December 31, 2002, the Corporation did not designate any derivatives as hedges. However, a nonconsolidated affiliate of the Corporation has hedging activities that are accounted for as cash flow hedges in accordance with SFAS No. 133. The Corporation’s proportionate share of the hedging results recorded in accumulated other comprehensive income by the nonconsolidated affiliate was reported as net hedging results in the Corporation’s Consolidated Statements of Stockholders’ Equity in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

I               SUPPLEMENTARY INFORMATION

Deferred Charges and Other Assets at December 31	2002	2001
Deferred charges	$9	$49
Prepaid benefit cost	26	204
Prepaid expenses	24	31
Other	12	15
Total	$71	$299

Accrued and Other Current Liabilities at December 31	2002	2001
Accrued payroll	$19	$27
Interest payable	23	23
Accrued miscellaneous taxes	33	31
Impairment of unused office space	29	31
Postretirement benefit obligation	50	5
Other	72	84
Total	$226	$201

Other Noncurrent Obligations at December 31

	2002	2001
Environmental remediation costs	$130	$147
Impairment of unused office space	72	99
Deferred income	138	187
Other	257	369
Total	$597	$802

Sundry Income (Expense) — Net

	2002	2001	2000
Gain (loss) on sales of assets and securities	$12	$29	$(2)
Foreign exchange gain (loss)	29	(2)	(5)
Related company commissions, net	(61)	(40)	—
Other — net	17	13	50
Total	$(3)	$—	$43

Other Supplementary Information

	2002	2001	2000
Cash payments for interest	$134	$196	$151
Cash payments (receipts) for income taxes	49	(32)	(18)
Provision for doubtful receivables	(1)	9	5

Sales of Trade Accounts Receivables

The Corporation entered into an agreement in June 2001 to sell, without recourse, a participation in a pool of qualifying trade accounts receivables. As receivables in the pool are collected, new receivables are added. The agreement was amended in 2002 to reduce the maximum available accounts receivable from $300 to $250 and to include Dow trade accounts receivable in the pool. The Corporation sold its trade receivables through May 2002. The average monthly participation in the pool was $12 in 2002 and $281 in 2001 for the periods during which the Corporation sold trade accounts receivable. The net cash flow in any given period represents the discount on sales, which is recorded as interest expense. The average monthly discount was approximately $0.0 in 2002 and $0.8 in 2001.

J              COMMITMENTS AND CONTINGENT LIABILITIES

Environmental

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Corporation had accrued obligations of $147 at December 31, 2001 for environmental remediation and restoration costs, including $39 for the remediation of Superfund sites. At December 31, 2002, the Corporation had accrued obligations of $130 for environmental remediation and restoration costs, including $35 for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

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

Separately, the Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages, often in very large amounts.  The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC’s premises, and UCC’s responsibility for asbestos suits filed against a former subsidiary, Amchem Products, Inc. (“Amchem”).  In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to the Corporation’s products.

The rate at which plaintiffs filed asbestos-related suits against various companies, including the Corporation and Amchem, increased in both 2001 and 2002, influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future. The Corporation will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

Typically, the Corporation is only one of many named defendants, many of which, including UCC and Amchem, were members of the Center for Claims Resolution (“CCR”), an entity that defended and resolved asbestos cases on behalf of its members. As members of the CCR, the Corporation’s and Amchem’s strategy was to resolve the claims against them at the relatively small percentage allocated to them pursuant to the CCR’s collective defense. The CCR ceased operating in February 2001, except to administer certain settlements. The Corporation then began using Peterson Asbestos Claims Enterprise, but only for claims processing and insurance invoicing.

The Corporation is a wholly owned subsidiary of Dow, and certain members of Dow’s legal department and certain Dow management personnel have been retained to provide their experience in mass tort litigation to assist the Corporation in responding to asbestos-related matters. In early 2002, the Corporation hired new outside counsel to serve as national trial counsel. In connection with these actions, aggressive defense strategies were designed to reduce the cost of resolving all asbestos-related claims, including the elimination of claims that lack demonstrated illness or causality.

At the end of 2001 through the third quarter of 2002, the Corporation had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against it and Amchem in the future due to a number of reasons, including its lack of sufficient comparable loss history from which to assess either the number or value of future asbestos-related claims. During the third and fourth quarters of 2002, the Corporation worked with Analysis, Research & Planning Corporation (“ARPC”), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to explore whether it would be possible to estimate the cost of disposing of pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against the Corporation and Amchem.

The Corporation provided ARPC with all relevant data regarding asbestos-related claims filed against UCC and Amchem through November 6, 2002. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against UCC and Amchem, because of various uncertainties associated with the litigation of those claims. These uncertainties, which hindered the Corporation’s ability to project future claim volumes and resolution costs, included the following:

•                  Until a series of bankruptcies led to the CCR ceasing operations in early 2001, UCC and Amchem generally settled claims filed against CCR members according to a sharing formula that would not necessarily reflect the cost of resolving those claims had they been separately litigated against UCC or Amchem.

•                  The bankruptcies in the years 2000 to 2002 of other companies facing large asbestos liability were a likely contributing cause of a sharp increase in filings against many defendants, including UCC and Amchem.

•                  It was not until the CCR ceased operating in early 2001 that UCC took direct responsibility for the defense of claims against itself and Amchem.

•                  New defense counsel for UCC and Amchem implemented more aggressive defense strategies in mid-2002.

Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised the Corporation that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face the Corporation and Amchem, if certain assumptions were made. Specifically, ARPC advised the Corporation that for purposes of determining an estimate it is reasonable to assume that in the near term asbestos-related claims filed against UCC and Amchem are unlikely to return to levels below those experienced prior to 2001 - when the recent spike in filings commenced - and that average claim values are unlikely to return to levels below those experienced in 2001-2002, the years immediately following CCR’s cessation of operations. ARPC advised the Corporation that, by assuming that future filings were unlikely to exceed the levels experienced prior to 2001 and extrapolating from 2001 and 2002 average claim values, ARPC could make a reasonable forecast of the cost of resolving asbestos-related claims facing UCC and Amchem. ARPC also advised that forecasts of resolution costs for a 10 to 15 year period from the date of the forecast are likely to be more accurate than forecasts for longer periods of time.

In projecting the resolution costs for future asbestos-related claims, ARPC applied two methodologies that have been widely used for forecasting purposes. Applying these methodologies, ARPC forecast the number and allocation by disease category of those potential future claims on a year-by-year basis through 2049. ARPC then calculated the percentage of claims in each disease category that had been closed with payments in 2001 and 2002. Using those percentages, ARPC calculated the number of future claims by disease category that would likely require payment by UCC and Amchem and multiplied the number of such claims by the mean values paid by UCC and Amchem, respectively, to dispose of such claims in 2001 and 2002. In estimating the cost of resolving pending claims, ARPC used a process similar to that used for calculating the cost of resolving future claims.

As of December 31, 2002, ARPC estimated the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, for the 15-year period from the present through 2017 to be between approximately $2.2 billion and $2.4 billion, depending on which of the two accepted methodologies was used.

Although ARPC provided estimates for a longer period of time, based on ARPC’s advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, the Corporation determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. The Corporation concluded that it is probable that the undiscounted cost of disposing of its asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, the Corporation increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. For pending claims, the Corporation had an asbestos-related liability of $233 at December 31, 2001.

The Corporation also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002, substantially exhausting its asbestos product liability coverage. This resulted in a net income statement impact of $828, $522 on an after-tax basis, in the fourth quarter of 2002. The receivable for insurance recoveries related to the Corporation’s asbestos liability was $223 at December 31, 2001. The insurance receivable related to the asbestos liability was determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers.

In addition, the Corporation had receivables for insurance recoveries for defense and resolution costs of $219 at December 31, 2002 and $35 at December 31, 2001. Defense and resolution costs for asbestos-related litigation were $247 in 2002, $53 in 2001 and $53 in 2000. The $247 in 2002 included $92 for defense costs (which included significant costs for the development and implementation of the Corporation’s new and more aggressive defense strategies) and $63 for bulk settlements with multiple claimants. To date, substantially all of these defense and resolution costs were covered by insurance. Insurance coverage for future asbestos-related defense costs will exist, but to a lesser extent. The pretax impact for these defense and resolution costs, net of insurance, was $9 in 2002, $9 in 2001 and $4 in 2000, and was reflected in “Cost of sales.”

The amounts recorded for the asbestos-related liability and related insurance receivable described above were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries to be higher or lower than those projected or those recorded. The Corporation expenses defense and processing costs as incurred. Accordingly, defense and processing costs incurred in the future for asbestos-related litigation, net of insurance, will impact results of operations in future periods.

Because of the uncertainties described above, management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing the Corporation and Amchem. Management believes that it is reasonably possible that the cost of disposing of the Corporation’s asbestos-related claims, including future defense and processing costs, could have a material adverse impact on the results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

While it is not possible at this time to determine with certainty the ultimate outcome of any of the legal proceedings and claims referred to in this filing, management believes that adequate provisions have been made for probable losses with respect to pending claims and proceedings, and that, except for the asbestos-related matters described above, the ultimate outcome of all known and future claims, after provisions for insurance, will not have a material adverse impact on the results of operations, cash flows and consolidated financial position of the Corporation. Should any losses be sustained in connection with any of such legal proceedings and claims in excess of provisions provided and available insurance, they will be charged to income when determinable.

Purchase Commitments

The Corporation has purchase agreements including one major agreement in 2002 and 2001 (two in 2000) for the purchase of ethylene-related products in the United States. Total purchases under these agreements were $62 in 2002, $63 in 2001 and $171 in 2000. The fixed and determinable portion of obligations under these purchase commitments at December 31, 2002 are presented in the following table:

Fixed and Determinable Portion of Take or Pay and Throughput Obligations at December 31, 2002
2003	$14.9
2004	5.3
2005	0.3
2006 through expiration of contracts	0.3
Total	$20.8

Guarantees

The Corporation provides a variety of guarantees, which are described more fully below.

Guarantees

The Corporation has undertaken obligations to guarantee the performance of a nonconsolidated affiliate and a former subsidiary of the Corporation (via delivery of cash or other assets) if specified triggering events occur. Non-performance under a contract for commercial obligations by the guaranteed party triggers the obligation of the Corporation.

Residual Value Guarantees

The Corporation provides a guarantee related to leased assets specifying the residual value that will be available to the lessor at lease termination through sale of the assets to the lessee or third parties.

The following table provides a summary of the aggregate terms, maximum future payments, and associated liability reflected in the consolidated balance sheet for each type of guarantee.

Guarantees at December 31, 2002	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2007	$17	—
Residual Value Guarantees	2005	82	—
Total		$99	—

K             NOTES PAYABLE AND LONG-TERM DEBT

Notes payable consists primarily of revolving loan agreements with Dow.

Notes Payable At December 31

	2002	2001
Other notes payable — trade	$6	$14
Notes payable — related companies	310	396
Total	$316	$410
Year-end average interest rates	1.54%	4.03%

Long-Term Debt at December 31	2002 Average Rate	2002	2001 Average Rate	2001
Promissory notes and debentures:
6.25% Notes due 2003	6.25%	$250	6.25%	$250
6.75% Notes due 2003	6.75%	125	6.75%	125
6.70% Notes due 2009	6.70%	250	6.70%	250
8.75% Debentures due 2022	8.75%	117	8.75%	117
7.875% Debentures due 2023	7.875%	175	7.875%	175
6.79% Debentures due 2025 (1)	6.79%	250	6.79%	250
7.50% Debentures due 2025	7.50%	150	7.50%	150
7.75% Debentures due 2096	7.75%	200	7.75%	200
Other facilities — various rates and maturities:
Foreign currency loans	—	—	—	1
Pollution control/industrial revenue bonds, varying maturities through 2031	6.37%	157	6.37%	231
Unexpended construction funds	—	(2)	—	—
Unamortized debt discount	—	(4)	—	(4)
Long-term debt due within one year	—	(380)	—	(15)
Total	7.06%	$1,288	7.06%	$1,730

(1)   Holders may request redemption on June 1, 2005.

Annual Installments on Long-Term Debt for the Next Five Years
2003	$380
2004	15
2005	15
2006	2
2007	7

The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typical based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. As of December 31, 2002, the Corporation was in compliance with all of the covenants and default provisions referred to above.

L             PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

The Corporation has a defined benefit pension plan that covers substantially all employees in the United States. The Corporation’s funding policy is to contribute annually to the plan when pension laws and economics either require or encourage funding. Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers, including Dow common stock having a value of approximately $105 at December 31, 2002. Benefits are based on length of service and the employee’s three highest consecutive years of compensation.

U.S. Plan Assumptions for Pension Plans

	2002	2001
Discount rate	6.75%	7.00%
Rate of increase in future compensation levels	5.00%	5.00%
Long-term rate of return on assets	9.25%	8.75%

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at
December 31

2002
Projected benefit obligation	$3,556
Accumulated benefit obligation	3,509
Fair value of plan assets	3,350

Other Postretirement Benefits

The Corporation provides certain health care and life insurance benefits to retired U.S. employees. The Corporation funds most of the cost of these health care and life insurance benefits as incurred.

The plan provides health care benefits, including hospital, physicians’ services, drug and major medical expense coverage, and life insurance benefits. The Corporation and the retiree share the cost of these benefits, with the Corporation’s portion increasing as the retiree has increased years of credited service. There is a cap on the Corporation portion. The Corporation has the ability to change these benefits at any time.

U.S. Plan Assumptions for Other Postretirement Benefits

	2002	2001
Discount rate	6.75%	7.00%
5-year projected medical cost trend, remaining constant thereafter	7.23 — 6.78%	7.52 — 6.68%

Increasing the assumed medical cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2002 by $9 and the net periodic postretirement benefit cost for the year by $1. Decreasing the assumed medical cost trend rate by 1 percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2002 by $11 and the net periodic postretirement benefit cost for the year by $1.

Net Periodic Cost for all Significant Plans

	Defined Benefit Pension Plans			Other Postretirement Benefits
	2002	2001	2000	2002	2001	2000
Service cost	$ 28	$ 43	$ 61	$ 9	$ 11	$ 12
Interest cost	236	228	224	40	36	30
Expected return on plan assets	(385)	(361)	(357)	—	—	—
Amortization of transition obligation	—	(1)	(12)	—	—	—
Amortization of prior service cost (credit)	—	3	3	(6)	(9)	(15)
Amortization of unrecognized (gain) loss	(26)	(30)	(22)	3	3	(1)
Special termination/curtailment cost (credit) (1)	(4)	141	—	(26)	107	—
Net periodic cost (credit)	$(151)	$ 23	$(103)	$ 20	$148	$ 26

(1)   See Note B regarding a special charge for merger-related expenses and restructuring recorded during 2001.

Change in Projected Benefit Obligation, Plan Assets and Funded Status of all Significant Plans

	Defined Benefit Pension Plan		Other Postretirement Benefits
Change in projected benefit obligation	2002	2001	2002	2001
Benefit obligation at beginning of year	$3,379	$3,344	$605	$463
Service cost	28	43	9	11
Interest cost	236	228	40	36
Amendments	18	1	—	—
Actuarial changes in assumptions and experience	217	(75)	36	34
Effect of UCCI change in ownership	—	(79)	—	(8)
Benefits paid	(315)	(220)	(53)	(38)
Currency impact	—	(4)	—	—
Special termination/curtailment cost (credit) (1)	(7)	141	(13)	107
Benefit obligation at end of year	$3,556	$3,379	$624	$605

Change in plan assets
Market value of plan assets at beginning of year	$3,828	$4,519	—	—
Actual return on plan assets	(226)	(315)	—	—
Employer contributions	63	—	—	—
Effect of UCCI change in ownership	—	(156)	—	—
Benefits paid	(315)	(220)	—	—
Market value of plan assets at end of year	$3,350	$3,828	—	—

Funded status and net amounts recognized
Plan assets in excess of (less than) benefit obligation	$(206)	$449	$(624)	$(605)
Unrecognized prior service cost (credit)	19	2	(11)	(17)
Unrecognized net loss (gain)	465	(388)	112	79
Net amounts recognized in the consolidated balance sheets	$278	$63	$(523)	$(543)

Net amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(163)	$(141)	$(523)	$(543)
Prepaid benefit cost	2	204	—	—
Additional minimum liability — intangible asset	26	—	—	—
Other comprehensive income	413	—	—	—
Net amounts recognized in the consolidated balance sheets	$278	$63	$(523)	$(543)

(1)          See Note B regarding a special charge for merger-related expenses and restructuring recorded during 2001.

M            LEASED PROPERTY AND VARIABLE INTEREST ENTITIES

Leased Property

The Corporation has operating leases primarily for facilities and distribution equipment. The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Minimum Operating Lease Commitments at December 31, 2002

2003	$62
2004	60
2005	57
2006	52
2007	5
2008 and thereafter	—
Total	$236
Less: future sublease rentals	64
Net minimum rental commitments	$172

The Corporation’s Danbury, Connecticut office building lease represents $118 of the net minimum rental commitment. Rental expenses under operating leases (net of sublease rental income of $16 in 2002, $16 in 2001 and $11 in 2000) were $75 for 2002, $70 for 2001 and $54 for 2000.

Variable Interest Entities

UCC has an operating lease with a special purpose entity that qualifies as a variable interest entity (“VIE”) under FIN No. 46, “Consolidation of Variable Interest Entities.” Based on the current terms of the lease agreement and the residual value guarantee UCC provides to the lessor, the Corporation expects to be the primary beneficiary of the VIE. As a result, if the facts and circumstances remain the same, UCC would be required to consolidate the assets and liabilities held by the VIE in the third quarter of 2003.

The VIE, established in 2000, is a U.S. trust that leases railcars to UCC for use in the United States. The lease expires in 2005. The value of the leased railcars and corresponding approximate amount of debt of the VIE was $100 at December 31, 2002 and 2001. The Corporation has not determined the carrying amount of the assets that will be included in the consolidated balance sheet upon consolidation of the VIE. Accordingly, the Corporation has not determined the cumulative effect adjustment that will be required upon adoption of FIN No. 46.

Upon termination or expiration of the lease, UCC may return the assets to the lessor, renew the lease, or purchase the assets for an amount based on a fair market value determination. UCC has provided a residual value guarantee of $82 at December 31, 2002 and 2001 to the lessor. Given the productive nature of the assets, it is probable they will have continuing value to UCC or another manufacturer in excess of the residual value guarantees.

N             STOCK COMPENSATION PLANS

As a result of the Dow merger, all outstanding UCC nonqualified stock option grants were converted to Dow common stock options using the exchange ratio of 1.611 (i.e., one Union Carbide option was converted to 1.611 Dow options) and UCC restricted stock immediately vested and was converted to Dow common stock.

Dow manages UCC’s 1997 Long-Term Incentive Plans and 1997 Stock Option Plan for Non-Employee Directors. These plans maintain their respective terms and conditions. Before the merger, prior plans had options outstanding with terms generally similar to nonqualified stock options under the 1997 Plan. Since the merger, all new option grants were distributed based on terms from Dow’s 1988 Award and Option Plan.

The 1997 Union Carbide Long-Term Incentive Plan for key employees provided for granting incentive and nonqualified stock options; exercise payment rights; grants of stock, including restricted stock, and performance awards. The number of shares granted or subject to options could not exceed 8.5 million under the plan. Option prices were equal to the closing price of the Corporation’s common stock on the date of the grant, as listed on the New York Stock Exchange Composite Transactions. Options generally became exercisable two years after such date. Options did not have a duration of more than ten years. The option price may have been settled in cash, common shares of the Corporation currently owned by a participant, withholding stock shares from the exercise or a combination of these alternatives. Holders of restricted stock award shares were entitled to vote and dividends were credited to the holder’s account, but these shares were generally nontransferable for varying periods of time after the grant date. Once the vesting conditions were met, the shares became fully transferable. Performance awards were paid in common stock, cash or other forms of property.

From January 1 to February 6, 2001, and for 2000, UCC measured the compensation cost for its stock-based compensation plans using the intrinsic value method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees.” In accordance with the terms of UCC’s plans, no compensation cost has been recognized for its fixed stock option plans.

The Corporation’s reported net income and earnings per share for 2000 would have been reduced had compensation cost for the stock-based compensation plans been determined using the fair value method of accounting as set forth in SFAS No. 123, “Accounting for Stock-Based Compensation.” For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date using the Black-Scholes Option Pricing Model using the following weighted-average assumptions:

	2002*	2001*	2000
Dividend yield	n/a	n/a	1.99%
Expected volatility	n/a	n/a	30.39%
Risk-free interest rate	n/a	n/a	5.49%
Expected life of stock option plans	n/a	n/a	6 years

* Options were not granted in 2002 and 2001.

The effects of using the fair value method of accounting are indicated in the pro forma amounts below:

		2002	2001			2000
	As Reported	Pro forma*	As Reported	Pro forma*	As Reported	Pro forma
Net income (loss) available for common stockholders	$(510)	$(510)	$(699)	$(699)	$162	$142
Earnings per common share — basic	n/a	n/a	n/a	n/a	1.20	1.05
Earnings per common share — diluted	n/a	n/a	n/a	n/a	1.18	1.03

* Options were not granted in 2002 and 2001.

On August 26, 2002, Dow announced it would begin expensing stock options issued to employees in accordance with SFAS No. 123 as of January 1, 2003. The Corporation will be allocated the portion of expense relating to its employees who receive stock options.

The following table summarizes the stock option activity of the Corporation’s stock option plans:

Stock Options

Shares (in thousands)	2002		2001		2000
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Outstanding at beginning of year	—	n/a	13,781	$36.34	12,671	$34.40
Granted	—	n/a	—	n/a	1,833	45.19
Exercised	—	n/a	(309)	9.55	(544)	14.82
Forfeited/Expired	—	n/a	(6)	43.43	(179)	54.58
Converted pursuant to Dow Merger	—	n/a	(13,466)	36.97	n/a	n/a
Outstanding at end of year	—	n/a	—	n/a	13,781	$36.34
Exercisable at end of year	—	n/a	—	n/a	10,318	$30.97
Fair value of options granted during the year		n/a		n/a		$14.72

* Weighted-average per share.

The Corporation had a deferred, restricted stock plan that granted stock to certain employees after a two-year vesting period.

Shares (in thousands)	2002	2001	2000
Deferred stock compensation expense	n/a	$0.3	$4.9
Deferred shares outstanding	n/a	—	225

In 1997, the board of directors approved the 1997 Union Carbide Corporation EPS Incentive Plan (the “Plan”) for a limited number of senior managers. The Plan required these senior managers to put an amount equivalent to a portion of one year’s annual base pay at risk, up to 100 percent, should diluted earnings per share (“EPS”) not equal or exceed $4.00 in the year 2000. The amounts at risk were deducted from compensation over three years and converted to units equivalent to common stock using a $47.75 (post-Dow merger $29.64) share price, the closing price of the Corporation’s common stock on the date the plan was approved by the board of directors. Participants were credited with dividend-equivalents in the form of additional units.

The plan was designed to grant awards if the Corporation achieved $4.00 or more diluted EPS performance during 1999 and 2000 or, at the discretion of the Compensation & Management Development Committee of the board of directors (the “Committee”), should certain actions or events occur which significantly affected the Corporation’s ability to reach the EPS performance goals during the performance period. In 2001, prior to the Dow merger, the Committee decided to grant awards based on provisions allowable in the Plan and it was not based upon achieving the $4.00 EPS threshold. The awards under the Plan were paid on February 7, 2001.

O             RELATED PARTY TRANSACTIONS

In the second quarter of 2001, the Corporation commenced selling products to Dow to simplify the customer interface process. Products were sold to and purchased from Dow in accordance with the terms of Dow’s longstanding intercompany pricing policies. The application of these policies resulted in products being sold to and purchased from Dow at market-based prices. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income — net” in the consolidated statement of income. Purchases from that Dow subsidiary were approximately $1.1 billion during 2002 and $789 during 2001.

Subsequent to the merger, the Corporation entered into a master services agreement with Dow whereby Dow provides services, including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety, and business management for UCC. Under the master services agreement with Dow, for general administrative and overhead type services that Dow routinely allocates to various businesses, UCC is charged the cost of those services based on the Corporation’s and Dow’s relative manufacturing conversion costs. This arrangement results in a quarterly charge of approximately $5 (included in “Sundry income — net”).

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

The monitoring and execution of risk management policies related to interest rate, foreign currency and equity price risks, which are based on Dow’s risk management philosophy, are provided as a service to UCC.

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. The revolving loan agreement allows the Corporation to borrow up to $1.5 billion. The maturity date of the revolving loan agreement is April 30, 2012; however, Dow may demand repayment with 30 days written notice to the Corporation.

The reduction in noncurrent receivables from related companies primarily reflects a $483 repayment of a note receivable associated with the funding of ethylene and polyethylene plants in Canada, owned by Dow Chemical Canada Inc., in the second quarter of 2002.

The Corporation declared and paid a dividend of approximately $257 to its shareholder on April 15, 2002.

In April 2002, the Corporation sold its ownership interest in a subsidiary in China to a Dow subsidiary also located in China for approximately $20. Accordingly, the consolidated balance sheet at December 31, 2002 does not include the assets and liabilities of the subsidiary, and the consolidated statements of operations include the subsidiary’s results of operations from January 1, 2002 through March 31, 2002.

P             STOCKHOLDERS’ EQUITY

As a result of the Dow merger, the Corporation’s total authorized shares of common stock were reduced from 500 million to 1,000 and all of the Corporation’s common stock was retired, except for the 1,000 shares that remained outstanding and owned by Dow. Effective with the Dow merger, the Corporation had 1,000 common shares authorized, issued, and outstanding. The retirement of the common stock initially resulted in an increase in additional paid-in capital (“APIC”) due to the capital restructuring. The shares held in treasury were then also retired in the same manner, which caused a reduction in APIC to zero, and because the cost of the treasury stock was in excess of the available APIC, the additional amount was recorded as a reduction to retained earnings.

Prior to the Dow merger, the Corporation issued treasury shares to employees under option and purchase programs (0.5 million shares in 2001 and 0.9 million shares in 2000). The number of treasury shares reserved for stock option plans was 22.2 million at December 31, 2000.

Q             EMPLOYEE STOCK OWNERSHIP PLAN

The Corporation had the Union Carbide Corporation Employee Stock Ownership Plan (“UCC ESOP”), which was an integral part of the Union Carbide Savings and Investment Program. Substantially all full-time employees in the United States were eligible to participate in the UCC ESOP through the allocation of shares of the Corporation’s common stock (“UCC ESOP shares”) as matching contributions. In addition, eligible employees could receive the equivalent of up to twenty days’ pay in UCC ESOP shares through the UCC ESOP profit sharing plan. Participants’ accounts were also allocated UCC ESOP shares with a market value equal to the amount of dividends paid on their allocated shares.

In 1990, the Corporation loaned the UCC ESOP $325 at 10 percent per annum with a maturity date of December 31, 2005, which was used to purchase shares of the Corporation’s convertible preferred stock. In 1997, the UCC ESOP trustee exercised its right to convert all outstanding UCC ESOP preferred stock into the Corporation’s common stock. The UCC ESOP shares were converted into shares of Dow common stock on February 6, 2001. On December 27, 2001, the loan was restructured with a new maturity date of December 31, 2023, and a new interest rate of 6.96 percent.

Dividends on shares held by the UCC ESOP were paid to the UCC ESOP and were used by the UCC ESOP to make debt service payments on the loan. Shares were released for allocation to participants based on the ratio of the current year’s debt service to the sum of the principal and interest payments over the life of the loan.

On December 27, 2001, the UCC ESOP and the Dow Employee Stock Ownership Plan were merged into one ESOP trust under The Dow Chemical Company Employees’ Savings Plan (“the ESOP”). Prior to the merger of the two plans, the receivable from the UCC ESOP was reported as “Unearned ESOP shares” in the consolidated balance sheet as a reduction of “Stockholders’ Equity.” Subsequent to the merger of the plans, the loan to the ESOP is reported in “Accounts and notes receivable — related companies” in the consolidated balance sheet.

The Corporation is allocated a portion of expense relating to its employees who participate in the ESOP, which was $0 in 2002. Expense associated with the UCC ESOP was $0 in 2001 and $2 in 2000.

R             INCOME TAXES

Operating loss carryforwards at December 31, 2002 amounted to $1,308 compared with $1,094 at the end of 2001. Of the operating loss carryforwards, $1 is subject to expiration in the years 2003 through 2007. The remaining balances expire in years beyond 2007 or have an indefinite carryforward period. Tax credit carryforwards at December 31, 2002 amounted to $233, of which $142 is subject to expiration in the years 2003 through 2007. The remaining tax credit carryforwards expire in years beyond 2007. Due to restrictions on the use of Foreign Tax Credits in the United States when there are unused tax loss carryforwards, the Corporation recorded a valuation allowance of $59 in 2002.

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $104 at December 31, 2002, $136 at December 31, 2001 and $498 at December 31, 2000. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

Domestic and Foreign Components of Income (Loss)

Before Income Taxes and Minority Interests

	2002	2001	2000
Domestic	$(702)	$(1,420)	$153
Foreign	69	99	32
Total	$(633)	$(1,321)	$185

Reconciliation to U.S. Statutory Rate

	2002	2001	2000
Taxes at U.S. statutory rate	$(222)	$(462)	$ 65
Foreign rates other than 35%	(7)	(12)	24
U.S. tax effect of foreign earnings and dividends	41	(26)	(23)
U.S. business credits	(6)	(16)	(21)
Other — net (1)	70	(110)	(29)
Total tax provision (credit)	$(124)	$(626)	$ 16
Effective tax rate	19.6%	47.4%	8.6%

(1)   The amount for 2001 is primarily the impact of reassessing tax contingencies based on U.S. tax audit  settlements, new jurisprudence and developments in foreign jurisdictions.

Provision (Credit) for Income Taxes

	2002			2001			2000
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$ (4)	$(132)	$(136)	$(55)	$(567)	$(622)	$(40)	$ 7	$(33)
State and local	5	(2)	3	5	(32)	(27)	3	10	13
Foreign	12	(3)	9	30	(7)	23	35	1	36
Total	$13	$(137)	$(124)	$(20)	$(606)	$(626)	$ (2)	$18	$ 16

Deferred Tax Balances at December 31

	2002		2001
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property	$ 1	$(580)	—	$(662)
Tax loss and credit carryforwards	720	—	$ 560	—
Postretirement benefit obligations	314	(86)	220	—
Other accruals and reserves	497	—	389	(5)
Inventory	12	—	16	—
Long-term debt	—	—	17	—
Investments	—	(27)	—	—
Other — net	98	—	141	(53)
Subtotal	$1,642	$(693)	$1,343	$(720)
Valuation allowance	(59)	—	—	—
Total	$1,583	$(693)	$1,343	$(720)

S             BUSINESS AND GEOGRAPHIC SEGMENT INFORMATION

Since the merger, the Corporation’s business activities comprise components of Dow’s global businesses rather than stand-alone operations. The Corporation sells its products to Dow at market-based prices, in accordance with Dow’s longstanding intercompany pricing policy, in order to simplify the customer interface process. Dow conducts its worldwide operations through global businesses. Because there are no separable reportable business segments for the Corporation under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and no detailed business information is provided to a chief operating decision maker regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment. Prior to the merger, the Corporation was managed as two separate business segments, Specialties & Intermediates and Basic Chemicals & Polymers, as well as a nonoperating segment (“Other”).

Sales are attributed to geographic area based on customer location. Long-lived assets are attributed to geographic areas based on asset location. Net sales and long-lived assets by country and geographic area were as follows:

	United States	Europe	Rest of World	Total
2002
Sales to external customers (1)	$171	$34	$210	$415
Long-lived assets	2,505	5	35	2,545
2001
Sales to external customers	$2,557	$454	$865	$3,876
Long-lived assets	2,788	6	44	2,838
2000
Sales to external customers	$3,948	$926	$1,676	$6,550
Long-lived assets	3,467	110	944	4,521

(1)  Sales to external customers in Thailand represented approximately 14 percent of total sales to external customers and are included in Rest of World.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no reported disagreement on any matter of accounting principles or procedures or financial statement disclosure in 2002 with the Independent Auditors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 14.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of filing this Annual Report on Form 10-K, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s Disclosure Committee and the Corporation’s management, including the President (Chief Executive Officer) and the Treasurer (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon that evaluation, the President (Chief Executive Officer) and the Treasurer (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

1.               The Corporation’s 2002 Consolidated Financial Statements and the Independent Auditors’ Reports are included in Item 8 of Part II.

2.               Financial Statement Schedules.

The following Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K:

Schedule II	Valuation and Qualifying Accounts	Page 50

Schedules other than the one listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or Notes thereto.

3.               Exhibits — See the Exhibit Index on pages 54-57 of this Annual Report on Form 10-K for exhibits filed with this Annual Report on Form 10-K (see below) and for exhibits incorporated by reference.

The Corporation will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Corporation’s principal executive offices.

The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K:

10.23.3	Restated Service Addendum No. 1 to the Service Agreement, effective as of February 6, 2001, between the Corporation and The Dow Chemical Company	Page 58
10.27	Tax Sharing Agreement, effective as of February 7, 2001, between the Corporation and The Dow Chemical Company	Page 59
23.3	Analysis, Research and Planning Corporation’s Consent	Page 69
99.1	CEO’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 70
99.2	CFO’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 71

(b)   Reports on Form 8-K:

No Current Reports on Form 8-K were filed by the Corporation during the fourth quarter of 2002.

The following trademarks of Union Carbide Corporation or its subsidiaries appear in this report:

CELLOSIZE, FLEXOMER, POLYOX, UCAR, UNIPOL

The following trademark of American Chemistry Council appears in this report:

RESPONSIBLE CARE

SCHEDULE II

Union Carbide Corporation and Subsidiaries

Valuation and Qualifying Accounts

For the Years Ended December 31

(In millions)
COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	Balance		Deductions	Balance
	at Beginning	Additions to	from	at End
Description	of Year	Reserves	Reserves	of Year
2002
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$8	$5	$6 (a)	$7

2001
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$11	$10	$13 (a)	$8

2000
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$19	$0	$8 (a)	$11

	2002	2001	2000
(a) Deductions represent:
Notes and accounts receivable written off	$0	$0	$8
Credits to profit and loss	1	3	0
Miscellaneous other	5	10	0
	$6	$13	$8

Union Carbide Corporation and Subsidiaries

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2003.

UNION CARBIDE CORPORATION

By:	/s/ Frank H. Brod
Frank H. Brod, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 28th day of February, 2003 by the following persons in the capacities indicated:

/s/ John R. Dearborn	/s/ Luciano Respini
John R. Dearborn, Director and President	Luciano Respini, Director
(Chief Executive Officer)

/s/ Enrique Larroucau	/s/ Edward W. Rich
Enrique Larroucau, Director	Edward W. Rich, Vice President and Treasurer (Chief Finanical Officer)
/s/ Frank H. Brod
Frank H. Brod, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

Union Carbide Corporation and Subsidiaries

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John R. Dearborn, President (Chief Executive Officer) of Union Carbide Corporation, certify that:

1.               I have reviewed this annual report on Form 10-K of Union Carbide Corporation;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ John R. Dearborn
John R. Dearborn
President (Chief Executive Officer)

Union Carbide Corporation and Subsidiaries

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Edward W. Rich, Vice President and Treasurer (Chief Financial Officer) of Union Carbide Corporation, certify that:

1.               I have reviewed this annual report on Form 10-K of Union Carbide Corporation;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ Edward W. Rich
Edward W. Rich
Vice President and Treasurer
(Chief Financial Officer)

Union Carbide Corporation and Subsidiaries

Exhibit Index

EXHIBIT NO.	DESCRIPTION

2.1

Agreement and Plan of Merger dated as of August 3, 1999 among Union Carbide Corporation, The Dow Chemical Company and Transition Sub Inc. (See Exhibit 2 of the Corporation’s Current Report on Form 8-K dated August 3, 1999).

3.1.1

Amended and Restated Certificate of Incorporation of Union Carbide Corporation as filed June 25, 1998 (See Exhibit 3 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.1.2

Certificate of Merger of Transition Sub Inc. into Union Carbide Corporation under Section 904 of the Business Corporation Law effective February 6, 2001 (See Exhibit 3.1.2 of the Corporation’s 2000 Form 10-K).

3.1.3

Certificate of Change of Union Carbide Corporation under Section 805-A of the Business Corporate Law, dated April 27, 2001 (See Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

3.2	Amended and Restated Bylaws of Union Carbide Corporation, amended as of November 15, 2001 (See Exhibit 3.2 of the Corporation’s 2001 Form 10-K).

4.1

Indenture dated as of June 1, 1995, between the Corporation and the Chase Manhattan Bank (formerly Chemical Bank), Trustee (See Exhibit 4.1.2 to the Corporation’s Form S-3 effective October 13, 1995, Reg. No. 33-60705).

4.2	The Corporation will furnish to the Commission upon request any other debt instrument referred to in Item 601(b)(4)(iii)(A) of Regulation S-K.

10.2.1	1988 Union Carbide Long-Term Incentive Plan (See Exhibit 10.2.1 of the Corporation’s 1998 Form 10-K).

10.2.2	Amendment to the 1988 Union Carbide Long-Term Incentive Plan effective June 1, 1989 (See Exhibit 10.2.2 of the Corporation’s 1999 Form 10-K).

10.2.3	Amendment to the 1988 Union Carbide Long-Term Incentive Plan effective August 1, 1989 (See Exhibit 10.2.3 of the Corporation’s 1999 Form 10-K).

10.2.4

Resolutions adopted by the Board of Directors of the Corporation on February 26, 1992, with respect to stock options granted under the 1988 Union Carbide Long-Term Incentive Plan (See Exhibit 10.2.4 of the Corporation’s 1997 Form 10-K).

10.2.5

Resolutions adopted by the Compensation and Management Development Committee of the Board of Directors of the Corporation on June 30, 1992, with respect to the 1988 Union Carbide Long-Term Incentive Plan (See Exhibit 10.2.5 of the Corporation’s 1997 Form 10-K).

10.2.6	Amendment to the 1988 Union Carbide Long-Term Incentive Plan effective October 1, 1997 (See Exhibit 10.2.6 of the Corporation’s 1997 Form 10-K).

10.3.1	1983 Union Carbide Bonus Deferral Program (See Exhibit 10.4.1 of the Corporation’s 1996 Form 10-K).

10.3.2	Amendment to the 1983 Union Carbide Bonus Deferral Program effective January 1, 1992 (See Exhibit 10.3.2 of the Corporation’s 1997 Form 10-K).

10.4.1	1984 Union Carbide Cash Bonus Deferral Program (See Exhibit 10.5.1 of the Corporation’s 1996 Form 10-K).

10.4.2	Amendment to the 1984 Union Carbide Cash Bonus Deferral Program effective January 1, 1986 (See Exhibit 10.5.2 of the Corporation’s 1996 Form 10-K).

10.4.3	Amendment to the 1984 Union Carbide Cash Bonus Deferral Program effective January 1, 1992 (See Exhibit 10.4.3 of the Corporation’s 1997 Form 10-K).

10.5.1	Union Carbide Corporation Equalization Benefit Plan, Amended and Restated effective January 1, 1998 (See Exhibit 10.5 of the Corporation’s 1999 Form 10-K).

10.5.2	First Amendment to the Union Carbide Corporation Equalization Benefit Plan effective as of January 1, 2001 (See Exhibit 10.5.2 of the Corporation’s 2000 Form 10-K).

10.6.1	Union Carbide Corporation Supplemental Retirement Income Plan, Amended and Restated January 1, 1998 (See Exhibit 10.6 of the Corporation’s 1999 Form 10-K).

10.6.2	First Amendment to the Union Carbide Corporation Supplemental Retirement Income Plan effective as of January 1, 2001 (See Exhibit 10.6.2 of the Corporation’s 2000 Form 10-K).

10.7	Union Carbide Non-Employee Director’s Compensation Deferral Program, Amended and Restated effective as of February 6, 2001 (See Exhibit 10.7 of the Corporation’s 2000 Form 10-K).

10.9

Resolution adopted by the Board of Directors of the Corporation on November 30, 1988, with respect to an executive life insurance program for officers and certain other employees (See Exhibit 10.9 of the Corporation’s 1998 Form 10-K).

10.11.1	Union Carbide Corporation Benefits Protection Trust, amended and restated effective August 29, 1997 (See Exhibit 10.11.1 of the Corporation’s 1997 Form 10-K).

10.11.2	Amendment to the Union Carbide Corporation Benefits Protection Trust effective November 1, 1997 (See Exhibit 10.11.2 of the Corporation’s 1997 Form 10-K).

10.11.3	Second Amendment to the Union Carbide Corporation Benefits Protection Trust effective February 1, 2001 (See Exhibit 10.11.3 of the Corporation’s 2000 Form 10-K).

10.12

Resolutions adopted by the Board of Directors of the Corporation on February 24, 1988, with respect to the purchase of annuities to cover liabilities of the Corporation under the Equalization Benefit Plan for Participants of the Retirement Program Plan for Employees of Union Carbide Corporation and its Participating Subsidiary Companies and the Supplemental Retirement Income Plan (See Exhibit 10.12 of the Corporation’s 1999 Form 10-K).

10.13

Resolutions adopted by the Board of Directors of the Corporation on June 28, 1989, with respect to the purchase of annuities to cover liabilities of the Corporation under the Supplemental Retirement Income Plan (See Exhibit 10.13 of the Corporation’s 1999 Form 10-K).

10.14.1	Union Carbide Corporation Enhanced Retirement Income Plan, effective January 1, 1998 (See Exhibit 10.14 of the Corporation’s 1999 Form 10-K).

10.14.2	First Amendment to the Union Carbide Corporation Enhanced Retirement Income Plan effective as of January 1, 2001 (See Exhibit 10.14.2 of the Corporation’s 2000 Form 10-K).

10.15.1	1994 Union Carbide Long-Term Incentive Plan (See Exhibit 10.15.1 of the Corporation’s 1999 Form 10-K).

10.15.2	Amendment to the 1994 Union Carbide Long-Term Incentive Plan effective October 1, 1997 (See Exhibit 10.15.2 of the Corporation’s 1997 Form 10-K).

10.16	Union Carbide Compensation Deferral Program Amended and Restated as of February 6, 2001 (See Exhibit 10.16 of the Corporation’s 2000 Form 10-K).

10.17	Excess Long-Term Disability Plan effective January 1, 1994 (See Exhibit 10.17 of the Corporation’s 1999 Form 10-K).

10.19.1	1997 Union Carbide Long-Term Incentive Plan (See Appendix A of the Corporation’s proxy statement filed with the Commission March 12, 1997, file number: 001-01463).

10.19.2	Amendment to the 1997 Union Carbide Long-Term Incentive Plan effective April 23, 1997 (See Exhibit 10.19.2 of the Corporation’s 1997 Form 10-K).

10.19.3

Resolutions adopted by the Board of Directors of the Corporation on February 23, 2000 with respect to the number of shares authorized for awards under the 1997 Union Carbide Long-Term Incentive Plan (See Exhibit 10.19.3 of the Corporation’s 2000 Form 10-K).

10.20	1997 Stock Option Plan for Non-Employee Directors of Union Carbide Corporation (See Appendix B of the Corporation’s proxy statement filed with the Commission March 12, 1997, file number: 001-01463).

10.22	The Mid-Career Hire Plan for Employees of Union Carbide Corporation and Its Participating Subsidiary Companies, effective December 3, 1996 (See Exhibit 10.22 of the Corporation’s 1997 Form 10-K).

10.23

Amended and Restated Service Agreement, effective as of July 1, 2002, between the Corporation and The Dow Chemical Company (See Exhibit 10.23 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.23.1

Service Addendum No. 1 to the Service Agreement, effective as of February 6, 2001, between the Corporation and The Dow Chemical Company (See Exhibit 10.23.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.23.2

Service Addendum No. 2 to the Service Agreement, effective as of August 1, 2001, between the Corporation and The Dow Chemical Company (See Exhibit 10.23.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.23.3	Restated Service Addendum No. 1 to the Service Agreement, effective as of February 6, 2001, between the Corporation and The Dow Chemical Company.

10.24

Amended and Restated Sales Promotion Agreement, effective as of September 13, 2002, between the Corporation and The Dow Chemical Company (See Exhibit 10.24 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.25

Agreement (to Provide Materials and Services), effective as of February 6, 2001, between the Corporation and Dow Hydrocarbons and Resources Inc. (See Exhibit 10.25 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.25.1

Amendment to Agreement (to Provide Materials and Services), effective as of January 1, 2002 (See Exhibit 10.25.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.26

Revolving Loan Agreement, effective as of February 6, 2001, between the Corporation and The Dow Chemical Company (See Exhibit 10.26 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.26.1

Revolving Loan Amendment No. 1, effective as of July 1, 2002, between the Corporation and The Dow Chemical Company (See Exhibit 10.26.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.27	Tax Sharing Agreement, effective as of February 7, 2001, between the Corporation and The Dow Chemical Company.

21	Omitted pursuant to General Instruction I of Form 10-K.

23.3	Analysis, Research & Planning Corporation’s Consent.

99.1	CEO’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	CFO’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Wherever an exhibit listed above refers to another exhibit or document (e.g., “See Exhibit 6 of . . .”), that exhibit or document is incorporated herein by such reference.

A copy of any exhibit listed above may be obtained on written request to the Secretary’s Department, Union Carbide Corporation, 39 Old Ridgebury Road, Danbury, CT 06817-0001.