Form 10-Q
period 2003-03-31
UNION CARBIDE CORP /NEW/
filed 2003-05-02
CIK 100790

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED March 31, 2003

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

At March 31, 2003, 1,000 shares of common stock were outstanding, all of which were held by the registrant's parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation
Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended
In millions (Unaudited)	March 31, 2003	March 31, 2002
Net trade sales	$93	$142
Net sales to related companies	1,196	977

Total Net Sales	1,289	1,119

Cost of sales	1,308	1,007
Research and development expenses	25	32
Selling, general and administrative expenses	10	14
Amortization of intangibles	1	2
Equity in earnings of nonconsolidated affiliates	10	3
Sundry income (expense)—net	(15)	(3)
Interest income	2	15
Interest expense and amortization of debt discount	34	33

Income (Loss) before Income Taxes	(92)	46

Provision (Credit) for income taxes	(33)	9

Net Income (Loss) Available for Common Stockholder	$(59)	$37

Depreciation	$79	$76

Capital Expenditures	$19	$9

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	March 31, 2003	Dec. 31, 2002
Assets
Current Assets
Cash and cash equivalents	$27	$25
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2003: $4; 2002: $7)	68	72
Related companies	582	756
Other	124	134
Inventories	188	219
Deferred income tax assets—current	188	134
Asbestos-related insurance receivables—current	110	80

Total current assets	1,287	1,420

Investments
Investments in related companies	461	461
Investments in nonconsolidated affiliates	513	539
Other investments	41	39
Noncurrent receivables	28	28
Noncurrent receivables from related companies	—	17

Total investments	1,043	1,084

Property
Property	7,516	7,523
Less accumulated depreciation	5,065	4,978

Net property	2,451	2,545

Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization—2003: $115; 2002: $114)	22	23
Deferred income tax assets—noncurrent	900	756
Asbestos-related insurance receivables—noncurrent	1,415	1,489
Deferred charges and other assets	107	71

Total other assets	2,470	2,365

Total Assets	$7,251	$7,414

Liabilities and Stockholder's Equity
Current Liabilities
Notes payable:
Related companies	$276	$310
Other	10	6
Long-term debt due within one year	380	380
Accounts payable:
Trade	288	285
Related companies	349	297
Other	26	33
Income taxes payable	74	67
Asbestos-related liabilities—current	147	124
Accrued and other current liabilities	218	226

Total current liabilities	1,768	1,728

Long-Term Debt	1,288	1,288

Other Noncurrent Liabilities
Pension and other postretirement benefits—noncurrent	633	636
Asbestos-related liabilities—noncurrent	1,998	2,072
Other noncurrent obligations	526	597

Total other noncurrent liabilities	3,157	3,305

Minority Interest in Subsidiaries	4	4

Stockholder's Equity
Common stock (1,000 shares authorized and issued)	—	—
Additional paid-in capital	—	—
Retained earnings	1,374	1,433
Accumulated other comprehensive loss	(340)	(344)

Net stockholder's equity	1,034	1,089

Total Liabilities and Stockholder's Equity	$7,251	$7,414

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	March 31, 2003	March 31, 2002
Operating Activities
Net Income (Loss) Available for Common Stockholder	$(59)	$37
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	85	81
Credit for deferred income tax	(199)	(12)
Earnings/losses of nonconsolidated affiliates less than dividends received	38	42
Net loss (gain) on sales of property	14	(2)
Other net loss	1	2
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	(19)	243
Related company receivables	174	91
Inventories	31	21
Accounts payable	11	(152)
Related company payables	52	(420)
Other assets and liabilities	(92)	(92)

Cash provided by (used in) operating activities	37	(161)

Investing Activities
Capital expenditures	(19)	(9)
Proceeds from sales of property	—	2
Investments in nonconsolidated affiliates	(8)	(7)
Collection of noncurrent note receivable from related company	17	—
Purchases of investments	—	(15)
Proceeds from sales of investments	5	15

Cash used in investing activities	(5)	(14)

Financing Activities
Changes in short-term notes payable	4	(2)
Changes in notes payable to related companies	(34)	189
Payments on long-term debt	—	(14)
Distributions to minority interests	—	(1)

Cash provided by (used in) financing activities	(30)	172

Effect of Exchange Rate Changes on Cash	—	—

Summary
Increase (Decrease) in cash and cash equivalents	2	(3)
Cash and cash equivalents at beginning of year	25	35

Cash and cash equivalents at end of period	$27	$32

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	March 31, 2003	March 31, 2002
Net Income (Loss) Available for Common Stockholder	$(59)	$37

Other Comprehensive Income (Loss), Net of Tax
Unrealized gains on investments	2	—
Translation adjustments	2	(4)

Total other comprehensive income (loss)	4	(4)

Comprehensive Income (Loss)	$(55)	$33

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

(Unaudited)

NOTE A    CONSOLIDATED FINANCIAL STATEMENTS

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

        Since February 6, 2001, the Corporation has been a wholly owned subsidiary of The Dow Chemical Company ("Dow") as a consequence of the Corporation merging with a wholly owned subsidiary of Dow effective that date (the "merger" or "Dow merger"). Transactions with the Corporation's parent company, Dow, or other Dow subsidiaries have been reflected as related company transactions in the consolidated financial statements. See Note H for further discussion. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," the presentation of earnings per share is not required in financial statements of wholly owned subsidiaries.

        The Corporation's business activities comprise components of Dow's global operations rather than stand-alone operations. The Corporation sells its products to Dow at market-based prices, in accordance with Dow's longstanding intercompany pricing policy, in order to simplify the customer interface process. Dow conducts its worldwide operations through global businesses. Because there are no separable reportable business segments for UCC under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and no detailed business information is provided to a chief operating decision maker regarding the Corporation's stand-alone operations, the Corporation's results are reported as a single operating segment.

        Certain reclassifications of prior year's amounts have been made to conform to the presentation adopted for 2003. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE B    ACCOUNTING CHANGES

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which replaced Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," and established new accounting and reporting requirements for goodwill and other intangible assets, effective for fiscal years beginning after December 15, 2001. Under this statement, goodwill and intangible assets deemed to have indefinite useful lives are not amortized, but are subject to impairment testing. Impairment testing was required at adoption and at least annually thereafter. On an ongoing basis (absent any impairment indicators), the annual impairment test is performed during the fourth quarter of each year, in conjunction with the annual budgeting process. Effective January 1, 2002 UCC ceased all amortization of goodwill, which is its only intangible asset with an indefinite useful life, and tested recorded goodwill for impairment by comparing the fair value of each reporting unit, determined using a discounted cash flow method, with its carrying value. The results of the Corporation's goodwill impairment test indicated no impairment. As required by SFAS No. 142, the Corporation also reassessed the useful lives and the classification of its identifiable intangible assets and determined them to be appropriate. See Note E for disclosures related to other intangible assets.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Corporation's consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement, which was effective for exit or disposal activities initiated after December 31, 2002, changes the measurement and timing of costs associated with exit and disposal activities undertaken by the Corporation in the future.

        In the first quarter of 2003, Dow adopted the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for new grants of equity instruments to employees. The Corporation is allocated the portion of expense relating to its employees who receive stock-based compensation. This allocation was not material to the consolidated financial statements for the first quarter of 2003.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for and disclosures of certain guarantees issued. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Corporation's disclosures related to guarantees can be found in Note F.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation applies to variable interest entities ("VIEs") created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. See Note G for disclosures regarding the Corporation's VIE and the expected impact of adoption in the third quarter of 2003.

NOTE C    MERGER-RELATED EXPENSES AND RESTRUCTURING

Merger-related Expenses and Restructuring

        Following the completion of the Dow merger in February 2001, management made certain decisions relative to employment levels, duplicate assets and facilities and excess capacity resulting from the merger. These decisions resulted in a pretax special charge in the first quarter of 2001 of $1,275 million. The planned merger-related program for workforce reductions was substantially completed in the third quarter of 2002. Complete disclosures related to the program and the activity in the merger-related special charge reserve can be found in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

        During the fourth quarter of 2002, an additional charge of $34 million was recorded for merger-related severance. Under this revised severance program, $55 million was paid to 668 former employees in the first quarter of 2003.

        Additional reductions in headcount may continue as the Corporation continues its restructuring efforts. The Corporation will account for future workforce reductions as they occur.

Other Restructuring

        In the first quarter of 2003, certain studies regarding non-strategic or under-performing assets (initiated following the appointment of a new CEO at Dow in late 2002) were completed and management made decisions relative to certain assets. These decisions resulted in the write-down of the net book value of three manufacturing facilities totaling $24 million (the largest of which was $16 million associated with the impairment and shutdown of the ethylene production facilities in Seadrift, Texas, by year-end 2003) and the impairment of a chemical transport vessel (to be sold in the second quarter of 2003) of $11 million.

NOTE D    INVENTORIES

        The following table provides a breakdown of inventories at March 31, 2003 and December 31, 2002:

Inventories (in millions)	Mar. 31, 2003	Dec. 31, 2002
Finished goods	$46	$96
Work in process	32	28
Raw materials	32	24
Supplies	78	71

Total inventories	$188	$219

        The reserves reducing inventories from the first-in, first-out ("FIFO") basis to the last-in, first-out ("LIFO") basis amounted to $150 million at March 31, 2003 and $81 million at December 31, 2002.

NOTE E    OTHER INTANGIBLE ASSETS

        The following table provides information regarding the Corporation's other intangible assets:

	At March 31, 2003			At December 31, 2002
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$36	$(29)	$7	$36	$(28)	$8
Patents	5	(3)	2	5	(3)	2
Software	94	(82)	12	95	(82)	13
Other	2	(1)	1	1	(1)	—

Total	$137	$(115)	$22	$137	$(114)	$23

        Amortization expense for other intangible assets (not including software) was $1 million in the first quarter of 2003, compared with $1 million for the same period last year. Amortization expense for software, which is included in cost of sales, totaled $1 million in the first quarters of both 2003 and 2002. Total estimated amortization expense for the next five fiscal years is as follows:

(in millions)	Estimated Amortization Expense
2003	$5.6
2004	5.5
2005	2.3
2006	2.0
2007	1.8
2008	1.8

NOTE F    COMMITMENTS AND CONTINGENT LIABILITIES

Environmental

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Corporation had accrued obligations of $130 million at December 31, 2002 for environmental remediation and restoration costs, including $35 million for the remediation of Superfund sites. At March 31, 2003, the Corporation had accrued obligations of $125 million for environmental remediation and restoration costs, including $34 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Corporation's consolidated financial statements.

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

        Separately, the Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages, often in very large amounts. The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC's premises, and UCC's responsibility for asbestos suits filed against a former subsidiary, Amchem Products, Inc. ("Amchem"). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to the Corporation's products.

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

        Typically, the Corporation is only one of many named defendants, many of which, including UCC and Amchem, were members of the Center for Claims Resolution ("CCR"), an entity that defended and resolved asbestos cases on behalf of its members. As members of the CCR, the Corporation's and Amchem's strategy was to resolve the claims against them at the relatively small percentage allocated to them pursuant to the CCR's collective defense. The CCR ceased operating in February 2001, except to administer certain settlements. The Corporation then began using Peterson Asbestos Claims Enterprise, but only for claims processing and insurance invoicing.

        The Corporation is a wholly owned subsidiary of Dow, and certain members of Dow's legal department and certain Dow management personnel have been retained to provide their experience in mass tort litigation to assist the Corporation in responding to asbestos-related matters. In early 2002, the Corporation hired new outside counsel to serve as national trial counsel. In connection with these actions, aggressive defense strategies were designed to reduce the cost of resolving all asbestos-related claims, including the elimination of claims that lack demonstrated illness or causality.

        At the end of 2001 through the third quarter of 2002, the Corporation had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against it and Amchem in the future due to a number of reasons, including its lack of sufficient comparable loss history from which to assess either the number or value of future asbestos-related claims. During the third and fourth quarters of 2002, the Corporation worked with Analysis, Research & Planning Corporation ("ARPC"), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to explore whether it would be possible to estimate the cost of disposing of pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against the Corporation and Amchem.

        The Corporation provided ARPC with all relevant data regarding asbestos-related claims filed against UCC and Amchem through November 6, 2002. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against UCC and Amchem, because of various uncertainties associated with the litigation of those claims. These uncertainties, which hindered the Corporation's ability to project future claim volumes and resolution costs, included the following:

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

        Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised the Corporation that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face the Corporation and Amchem, if certain assumptions were made. Specifically, ARPC advised the

Corporation that for purposes of determining an estimate it is reasonable to assume that in the near term asbestos-related claims filed against UCC and Amchem are unlikely to return to levels below those experienced prior to 2001—when the recent spike in filings commenced—and that average claim values are unlikely to return to levels below those experienced in 2001-2002, the years immediately following CCR's cessation of operations. ARPC advised the Corporation that, by assuming that future filings were unlikely to exceed the levels experienced prior to 2001 and extrapolating from 2001 and 2002 average claim values, ARPC could make a reasonable forecast of the cost of resolving asbestos-related claims facing UCC and Amchem. ARPC also advised that forecasts of resolution costs for a 10 to 15 year period from the date of the forecast are likely to be more accurate than forecasts for longer periods of time.

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

        Although ARPC provided estimates for a longer period of time, based on ARPC's advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, the Corporation determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. The Corporation concluded that it is probable that the undiscounted cost of disposing of its asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, the Corporation increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. At March 31, 2003, the asbestos-related liability for pending and future claims was $2.1 billion.

        The Corporation also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002, substantially exhausting its asbestos product liability coverage. This resulted in a net income statement impact of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. At March 31, 2003, the receivable for insurance recoveries related to the Corporation's asbestos liability was $1.3 billion. The insurance receivable related to the asbestos liability was determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. In addition, the Corporation had receivables for insurance recoveries for defense and resolution costs of $219 million at December 31, 2002 and $249 million at March 31, 2003.

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

        Because of the uncertainties described above, management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing the Corporation and Amchem. Management believes that it is reasonably possible that the cost of disposing of the Corporation's asbestos-related claims, including future defense and processing costs, could have a material adverse impact on the results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

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

Purchase Commitments

        The Corporation has purchase agreements, including one major agreement in 2002 and 2001 (two in 2000), for the purchase of ethylene-related products in the United States. Total purchases under these agreements were $62 million in 2002, $63 million in 2001 and $171 million in 2000. The fixed and determinable portion of obligations under these purchase commitments at December 31, 2002 are presented in the following table:

Fixed and Determinable Portion of Take or Pay and Throughput Obligations at December 31, 2002 (in millions)
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

        The following tables provide a summary of the aggregate terms, maximum future payments, and associated liability reflected in the consolidated balance sheet for each type of guarantee.

Guarantees at March 31, 2003 (in millions)	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2007	$16	—
Residual Value Guarantees	2005	82	—

Total		$98	—

Guarantees at December 31, 2002 (in millions)	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2007	$17	—
Residual Value Guarantees	2005	82	—

Total		$99	—

NOTE G    VARIABLE INTEREST ENTITIES

        UCC has an operating lease with a special purpose entity that qualifies as a variable interest entity ("VIE") under FIN No. 46, "Consolidation of Variable Interest Entities." Based on the current terms of the lease agreement and the residual value guarantee UCC provides to the lessor, the Corporation expects to be the primary beneficiary of the VIE. As a result, if the facts and circumstances remain the same, UCC will be required to consolidate the assets and liabilities held by the VIE in the third quarter of 2003.

        The VIE, established in 2000, is a U.S. trust that leases railcars to UCC for use in the United States. The lease expires in 2005. The value of the leased railcars and corresponding approximate amount of debt of the VIE was $100 million at March 31, 2003 and December 31, 2002. The Corporation has not determined the carrying amount of the assets that will be included in the consolidated balance sheet upon consolidation of the VIE. Accordingly, the Corporation has not determined the cumulative effect adjustment that will be required upon adoption of FIN No. 46.

        Upon termination or expiration of the lease, UCC may return the assets to the lessor, renew the lease, or purchase the assets for an amount based on a fair market value determination. UCC has provided a residual value guarantee of $82 million at March 31, 2003 and December 31, 2002 to the lessor. Given the productive nature of the assets, it is probable they will have continuing value to UCC or another company in excess of the residual value guarantees.

NOTE H    RELATED PARTY TRANSACTIONS

        The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow in accordance with the terms of Dow's longstanding intercompany pricing policies. The application of these policies results in products being sold to and purchased from Dow at market-based prices. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in "Sundry income (expense)—net" in the consolidated statements of operations. Purchases from that Dow subsidiary were approximately $489 million during the first quarter of 2003 and $236 million during the first quarter of 2002.

        The Corporation has a master services agreement with Dow whereby Dow provides services, including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety, and business management for UCC. Under the master services agreement with Dow, for general administrative and overhead type services that Dow routinely allocates to various businesses, UCC is charged the cost of those services based on the Corporation's and Dow's relative manufacturing conversion costs. This arrangement results in a quarterly charge of approximately $5 million (included in "Sundry income (expense)—net").

        For services that Dow routinely charges based on effort, UCC is charged the cost of such services on a fully absorbed basis, which includes direct and indirect costs. Additionally, certain Dow employees are contracted to UCC and Dow is reimbursed for all direct employment costs of such employees. Management believes the method used for determining expenses charged by Dow is reasonable. Dow provides these services by leveraging its centralized functional service centers to provide services at a cost that management believes provides an advantage to the Corporation.

        The monitoring and execution of risk management policies related to interest rate, foreign currency and equity price risks, which are based on Dow's risk management philosophy, are provided as a service to UCC.

        As part of Dow's cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. On March 24, 2003, the revolving loan agreement with Dow that allowed the Corporation to borrow up to $1.5 billion was terminated and replaced on March 25, 2003 with a one-year note payable of approximately $65 million for the outstanding balance on the terminated revolving loan agreement, and a new revolving loan agreement with Dow that allows the Corporation to borrow up to $1.0 billion. The new revolving loan agreement is secured, pursuant to a collateral agreement, by various assets, including UCC's deposit accounts, intercompany obligations, and equity interests in various subsidiaries and joint ventures. The maturity date of the new revolving loan agreement is March 25, 2004; however, Dow may demand repayment with 30 days written notice to the Corporation.

        In April 2002, the Corporation sold its ownership interest in a subsidiary in China to a Dow subsidiary also located in China for approximately $20 million. Accordingly, the consolidated balance sheet at December 31, 2002 does not include the assets and liabilities of the subsidiary, and the consolidated statements of operations include the subsidiary's results of operations from January 1, 2002 through March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Pursuant to General Instruction H of Form 10-Q "Omission of Information by Certain Wholly-Owned Subsidiaries," this section includes only management's narrative analysis of the results of operations for the three month period ended March 31, 2003, the most recent period, compared with the three month period ended March 31, 2002, the corresponding period in the preceding fiscal year.

        References below to "Dow" refer to The Dow Chemical Company and its consolidated subsidiaries.

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

RESULTS OF OPERATIONS

        The Corporation reported a net loss of $59 million for the first quarter of 2003 compared with net income of $37 million for the first quarter of 2002. The results for the first quarter of 2003 were negatively impacted by significantly higher hydrocarbon feedstocks and energy costs, in addition to asset write-downs and impairments of $35 million related to restructuring activities in the first quarter 2003.

        Total net sales for the first quarter of 2003 were $1,289 million compared with $1,119 million for the first quarter of 2002. Selling prices to Dow are based on market prices for the related products. Increases in average selling prices occurred for most products in the first quarter of 2003 compared with the first quarter of 2002, led by polyethylene and ethylene glycol ("EG"), the Corporation's principal products. The Corporation also reported substantial volume gains for EG, vinyl acetate monomer, and oxo products.

        Cost of sales increased $301 million (30 percent) in the first quarter of 2003 compared with the first quarter of 2002, due primarily to a $250 million increase in hydrocarbon feedstock and energy costs, reflecting a 65 percent increase in costs of these raw materials over the first quarter of 2002. In addition, asset write-downs and impairments of $24 million related to restructuring activities were included in cost of sales for the first quarter of 2003. Gross margin declined in the first quarter of 2003, as the substantial increase in raw material costs were not entirely recovered by the higher selling prices.

        Research and development expenses declined $7 million in the first quarter of 2003 compared with the same quarter last year. Selling, general and administrative expenses declined $4 million in the first quarter of 2003 compared with the same quarter last year. These declines are attributable to the cost containment efforts begun in late 2002, as well as the impact of workforce reductions that occurred during 2002.

        Equity in earnings of nonconsolidated affiliates increased to $10 million in the first quarter of 2003 from $3 million in the first quarter of 2002, reflecting a strong performance by EQUATE Petrochemical

Company K.S.C., a Kuwait-based joint venture, that was partially offset by increased losses at the Corporation's joint ventures in Malaysia due to a scheduled plant turnaround.

        Sundry income (expense)—net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) for the first quarter of 2003 was expense of $15 million, compared with expense of $3 million for the first quarter last year. Results for the first quarter of 2003 included expense of $11 million associated with the impairment of a chemical transport vessel to be sold in the second quarter of 2003.

        Interest income for the first quarter of 2003 declined to $2 million from $15 million in the first quarter of last year. Interest income in the first quarter of 2002 included $9 million related to a $483 million related company note receivable that was repaid in the second quarter of 2002. Interest expense and amortization of debt discount for the first quarter of 2003 was $34 million compared with $33 million in the first quarter of last year.

        The effective tax rate for the first quarter of 2003 was 35.8 percent compared with 19.6 percent for the same quarter last year. The effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available.

Asbestos-Related Matters

        The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages, often in very large amounts. The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC's premises, and UCC's responsibility for asbestos suits filed against a former subsidiary, Amchem Products, Inc. ("Amchem"). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to the Corporation's products.

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

        Typically, the Corporation is only one of many named defendants, many of which, including UCC and Amchem, were members of the Center for Claims Resolution ("CCR"), an entity that defended and resolved asbestos cases on behalf of its members. As members of the CCR, the Corporation's and Amchem's strategy was to resolve the claims against them at the relatively small percentage allocated to them pursuant to the CCR's collective defense. The CCR ceased operating in February 2001, except to administer certain settlements. The Corporation then began using Peterson Asbestos Claims Enterprise, but only for claims processing and insurance invoicing.

        The Corporation is a wholly owned subsidiary of Dow, and certain members of Dow's legal department and certain Dow management personnel have been retained to provide their experience in mass tort litigation to assist the Corporation in responding to asbestos-related matters. In early 2002, the Corporation hired new outside counsel to serve as national trial counsel. In connection with these actions, aggressive defense strategies were designed to reduce the cost of resolving all asbestos-related claims, including the elimination of claims that lack demonstrated illness or causality.

        At the end of 2001 through the third quarter of 2002, the Corporation had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against it and

Amchem in the future due to a number of reasons, including its lack of sufficient comparable loss history from which to assess either the number or value of future asbestos-related claims. During the third and fourth quarters of 2002, the Corporation worked with Analysis, Research & Planning Corporation ("ARPC"), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to explore whether it would be possible to estimate the cost of disposing of pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against the Corporation and Amchem.

        The Corporation provided ARPC with all relevant data regarding asbestos-related claims filed against UCC and Amchem through November 6, 2002. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against UCC and Amchem, because of various uncertainties associated with the litigation of those claims. These uncertainties, which hindered the Corporation's ability to project future claim volumes and resolution costs, included the following:

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

        Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised the Corporation that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face the Corporation and Amchem, if certain assumptions were made. Specifically, ARPC advised the Corporation that for purposes of determining an estimate it is reasonable to assume that in the near term asbestos-related claims filed against UCC and Amchem are unlikely to return to levels below those experienced prior to 2001—when the recent spike in filings commenced—and that average claim values are unlikely to return to levels below those experienced in 2001-2002, the years immediately following CCR's cessation of operations. ARPC advised the Corporation that, by assuming that future filings were unlikely to exceed the levels experienced prior to 2001 and extrapolating from 2001 and 2002 average claim values, ARPC could make a reasonable forecast of the cost of resolving asbestos-related claims facing UCC and Amchem. ARPC also advised that forecasts of resolution costs for a 10 to 15 year period from the date of the forecast are likely to be more accurate than forecasts for longer periods of time.

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

        Although ARPC provided estimates for a longer period of time, based on ARPC's advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, the Corporation determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. The Corporation concluded that it is probable that the undiscounted cost of disposing of its asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, the Corporation increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. At March 31, 2003, the asbestos-related liability for pending and future claims was $2.1 billion.

        The Corporation also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002, substantially exhausting its asbestos product liability coverage. This resulted in a net income statement impact of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. At March 31, 2003, the receivable for insurance recoveries related to the Corporation's asbestos liability was $1.3 billion. The insurance receivable related to the asbestos liability was determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. In addition, the Corporation had receivables for insurance recoveries for defense and resolution costs of $219 million at December 31, 2002 and $249 million at March 31, 2003.

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

        Because of the uncertainties described above, management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing the Corporation and Amchem. Management believes that it is reasonably possible that the cost of disposing of the Corporation's asbestos-related claims, including future defense and processing costs, could have a material adverse impact on the results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

OTHER MATTERS

Accounting Changes

        See Note B to the Consolidated Financial Statements for a discussion of accounting changes and recently issued accounting pronouncements.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Following are the Corporation's critical accounting policies impacted by judgments, assumptions and estimates:

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

  Asbestos-Related Matters

        The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. At the end of 2001 and through the third quarter of 2002, the Corporation had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against it and Amchem in the future due to a number of reasons, including its lack of sufficient comparable loss history from which to assess either the number or value of future asbestos-related claims. During the third and fourth quarters of 2002, the Corporation worked with Analysis, Research & Planning Corporation ("ARPC"), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to explore whether it would be possible to estimate the cost of disposing of pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against UCC and Amchem.

        In projecting the Corporation's resolution costs for future asbestos-related claims, ARPC applied two methodologies that have been widely used for forecasting purposes. As of December 31, 2002, ARPC estimated the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, for the 15-year period from the present through 2017 to be between approximately $2.2 billion and $2.4 billion, depending on which of the two accepted methodologies was used.

        Although ARPC provided estimates for a longer period of time, based on ARPC's advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, the Corporation determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. The Corporation concluded that it is probable that the undiscounted cost of disposing of its asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, the Corporation increased its asbestos-related liability for pending and future claims at December 31, 2002 to

$2.2 billion, excluding future defense and processing costs. At March 31, 2003, the asbestos-related liability for pending and future claims was $2.1 billion.

        The Corporation also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002. At March 31, 2003, the receivable for insurance recoveries related to the Corporation's asbestos liability was $1.3 billion. In addition, the Corporation had receivables for insurance recoveries for defense and resolution costs of $219 million at December 31, 2002 and $249 million at March 31, 2003. The amounts recorded for the asbestos-related liability and related insurance receivable described above were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries to be higher or lower than those projected or those recorded. The Corporation expenses defense and processing costs as incurred. Accordingly, defense and processing costs incurred in the future for asbestos-related litigation, net of insurance, will impact results of operations in future periods. For additional information, see Asbestos-Related Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note F to the Consolidated Financial Statements.

  Environmental Matters

        The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had accrued obligations of $130 million at December 31, 2002, for environmental remediation and restoration costs, including $35 million for the remediation of Superfund sites. At March 31, 2003, the Corporation had accrued obligations of $125 million for environmental remediation and restoration costs, including $34 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Note F to the Consolidated Financial Statements in this filing and Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

  Pension and Other Postretirement Benefits

        The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2002, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note L to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

        The expected long-term rate of return on assets is developed with input from the Corporation's actuarial firm, which includes the actuary's review of the asset class return expectations of several respected consultants and economists, based on broad equity and bond indices. The Corporation's historical experience with the pension fund asset performance and comparisons to expected returns of peer companies with similar fund assets is also considered. The long-term rate of return assumption used for determining net periodic pension expense for 2002 was 9.25 percent. This assumption was reduced to 9 percent for determining 2003 net periodic pension expense. Lowering the expected long-term rate of return of the U.S. qualified plan assets by 0.25 percent (from 9.25 percent to 9 percent) would have reduced the pension income of the U.S. qualified plans for 2002 by approximately $10 million. Future actual pension income will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Corporation's pension plans.

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

        Based on the revised pension assumptions and the actual investment performance of the plan assets in 2002, the Corporation expects to record approximately $40 million less in income for pension and other postretirement benefits in 2003 than it did in 2002.

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

  Income Taxes

        Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Corporation records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At March 31, 2003, the Corporation had deferred tax assets, net of deferred tax liabilities, of $1.1 billion, net of valuation allowances of $59 million. For further discussion, see Note R to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        No material developments in any legal proceedings, including asbestos-related matters, occurred during the first quarter of 2003. For a summary of the history and current status of legal proceedings, including asbestos-related matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note F to the Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.
Exhibit No.	Exhibit Description
10.28	Revolving Credit Agreement, dated as of March 25, 2003, between the Corporation and The Dow Chemical Company.
10.29	Pledge and Security Agreement, dated as of March 25, 2003, between the Corporation and the Dow Chemical Company.
23	Analysis, Research & Planning Corporation's Consent.
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by the Corporation during the first quarter of 2003.

Union Carbide Corporation and Subsidiaries
Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION CARBIDE CORPORATION Registrant
Date: May 2, 2003
	By:	/s/ FRANK H. BROD
Frank H. Brod, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

	By:	/s/ EDWARD W. RICH
Edward W. Rich, Vice President and Treasurer (Principal Financial Officer)

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

Date: May 2, 2003
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

Date: May 2, 2003
/s/ EDWARD W. RICH Edward W. Rich Vice President and Treasurer (Chief Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.28	Revolving Credit Agreement, dated as of March 25, 2003, between the Corporation and The Dow Chemical Company.
10.29	Pledge and Security Agreement, dated as of March 25, 2003, between the Corporation and The Dow Chemical Company.
23	Analysis, Research & Planning Corporation's Consent.
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Union Carbide Corporation Table of Contents
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
Union Carbide Corporation and Subsidiaries Consolidated Statements of Operations
Union Carbide Corporation and Subsidiaries Consolidated Balance Sheets
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
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Union Carbide Corporation and Subsidiaries Signatures
Union Carbide Corporation and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Union Carbide Corporation and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT INDEX