Form 10-Q
period 2003-06-30
UNION CARBIDE CORP /NEW/
filed 2003-08-05
CIK 100790

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED June 30, 2003

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

At June 30, 2003, 1,000 shares of common stock were outstanding, all of which were held by the registrant's parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation
Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
In millions (Unaudited)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net trade sales	$98	$91	$191	$233
Net sales to related companies	1,175	1,056	2,371	2,033

Total Net Sales	1,273	1,147	2,562	2,266

Cost of sales	1,181	1,017	2,489	2,024
Research and development expenses	23	30	48	62
Selling, general and administrative expenses	10	13	20	27
Amortization of intangibles	1	—	2	2
Equity in earnings (losses) of nonconsolidated affiliates	61	(1)	71	2
Sundry income (expense)—net	(9)	33	(24)	30
Interest income	3	12	5	27
Interest expense and amortization of debt discount	28	33	62	66

Income (Loss) before Income Taxes and Minority Interests	85	98	(7)	144

Provision (Credit) for income taxes	31	40	(2)	49
Minority interests' share in income	—	1	—	1

Net Income (Loss) Available for Common Stockholder	$54	$57	$(5)	$94

Depreciation	$77	$77	$156	$153

Capital Expenditures	$25	$20	$44	$29

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	June 30, 2003	Dec. 31, 2002
Assets
Current Assets
Cash and cash equivalents	$22	$25
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2003: $4; 2002: $7)	62	72
Related companies	360	756
Other	103	134
Inventories	206	219
Deferred income tax assets—current	130	134
Asbestos-related insurance receivables—current	125	80

Total current assets	1,008	1,420

Investments
Investments in related companies	461	461
Investments in nonconsolidated affiliates	575	539
Other investments	42	39
Noncurrent receivables	27	28
Noncurrent receivables from related companies	—	17

Total investments	1,105	1,084

Property
Property	7,482	7,567
Less accumulated depreciation	5,099	5,022

Net property	2,383	2,545

Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization—2003: $116; 2002: $114)	22	23
Deferred income tax assets—noncurrent	787	756
Asbestos-related insurance receivables—noncurrent	1,350	1,489
Deferred charges and other assets	128	71

Total other assets	2,313	2,365

Total Assets	$6,809	$7,414

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	June 30, 2003	Dec. 31, 2002
Liabilities and Stockholder's Equity
Current Liabilities
Notes payable:
Related companies	$344	$310
Other	12	6
Long-term debt due within one year	—	380
Accounts payable:
Trade	264	285
Related companies	271	297
Other	27	33
Income taxes payable	60	67
Asbestos-related liabilities—current	167	124
Accrued and other current liabilities	228	226

Total current liabilities	1,373	1,728

Long-Term Debt	1,288	1,288

Other Noncurrent Liabilities
Pension and other postretirement benefits—noncurrent	630	636
Asbestos-related liabilities—noncurrent	1,913	2,072
Other noncurrent obligations	509	597

Total other noncurrent liabilities	3,052	3,305

Minority Interest in Subsidiaries	3	4

Stockholder's Equity
Common stock (1,000 shares authorized and issued)	—	—
Additional paid-in capital	—	—
Retained earnings	1,428	1,433
Accumulated other comprehensive loss	(335)	(344)

Net stockholder's equity	1,093	1,089

Total Liabilities and Stockholder's Equity	$6,809	$7,414

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	June 30, 2003	June 30, 2002
Operating Activities
Net Income (Loss) Available for Common Stockholder	$(5)	$94
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	167	162
Provision (Credit) for deferred income tax	(27)	39
Earnings/losses of nonconsolidated affiliates less than (in excess of) dividends received	(17)	43
Minority interests' share in income	—	1
Net loss on sales of consolidated companies	—	2
Net loss (gain) on sales of property	16	(17)
Other net gain	(1)	(32)
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	(24)	251
Related company receivables	396	3
Inventories	13	12
Accounts payable	(15)	(129)
Related company payables	(26)	(112)
Other assets and liabilities	(125)	(291)

Cash provided by operating activities	352	26

Investing Activities
Capital expenditures	(44)	(29)
Proceeds from sales of property	5	28
Proceeds from sales of consolidated companies	1	20
Investments in nonconsolidated affiliates	(9)	(16)
Advances to nonconsolidated affiliates	—	(11)
Collection of noncurrent notes receivable from related companies	17	483
Purchases of investments	(1)	(24)
Proceeds from sales of investments	17	24

Cash provided by (used in) investing activities	(14)	475

Financing Activities
Changes in short-term notes payable	6	(3)
Changes in notes payable to related companies	34	(173)
Payments on long-term debt	(380)	(76)
Distributions to minority interests	(1)	(1)
Dividends paid to stockholder	—	(257)

Cash used in financing activities	(341)	(510)

Effect of Exchange Rate Changes on Cash	—	—

Summary
Decrease in cash and cash equivalents	(3)	(9)
Cash and cash equivalents at beginning of year	25	35

Cash and cash equivalents at end of period	$22	$26

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net Income (Loss) Available for Common Stockholder	$54	$57	$(5)	$94

Other Comprehensive Income, Net of Tax
Unrealized gains (losses) on investments	1	(5)	3	(5)
Translation adjustments	4	14	6	10

Total other comprehensive income	5	9	9	5

Comprehensive Income	$59	$66	$4	$99

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

        Since February 6, 2001, the Corporation has been a wholly owned subsidiary of The Dow Chemical Company ("Dow") as a consequence of the Corporation merging with a wholly owned subsidiary of Dow effective that date (the "merger" or "Dow merger"). Transactions with the Corporation's parent company, Dow, or other Dow subsidiaries have been reflected as related company transactions in the consolidated financial statements. See Note G for further discussion. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," the presentation of earnings per share is not required in financial statements of wholly owned subsidiaries.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement, which was effective for exit or disposal activities initiated after December 31, 2002, will change the measurement and timing of costs associated with exit and disposal activities undertaken by the Corporation in the future.

        In the first quarter of 2003, Dow adopted the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for new grants of equity instruments to employees. The Corporation is allocated the portion of expense relating to its employees who receive stock-based compensation. This allocation was not material to the consolidated financial statements for the second quarter or first half of 2003.

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

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation was immediately applicable to variable interest entities ("VIEs") created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. During the second quarter of 2003, the Corporation's VIE was eliminated when the related operating lease agreement was assigned to Dow; therefore, adoption of FIN No. 46 in the third quarter of 2003 will not impact the consolidated financial statements. See Note G for additional information regarding assignment of the lease agreement.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires the classification of certain financial instruments that embody obligations for the issuer as liabilities (or assets in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation does not have financial instruments within the scope of SFAS No. 150; therefore, adoption of this statement on July 1, 2003 will not impact the consolidated financial statements.

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

Other Restructuring

In the first quarter of 2003, certain studies regarding non-strategic or under-performing assets (initiated following the appointment of a new CEO at Dow in late 2002) were completed and management made decisions relative to certain assets. These decisions resulted in the write-down of the net book value of three manufacturing facilities totaling $24 million (the largest of which was $16 million associated with the impairment and shutdown of the ethylene production facilities in Seadrift, Texas, in the third quarter of 2003) and the impairment of a chemical transport vessel (sold in the second quarter of 2003) of $11 million.

NOTE D    INVENTORIES

        The following table provides a breakdown of inventories at June 30, 2003 and December 31, 2002:

Inventories (in millions)	June 30, 2003	Dec. 31, 2002
Finished goods	$75	$96
Work in process	30	28
Raw materials	28	24
Supplies	73	71

Total inventories	$206	$219

        The reserves reducing inventories from the first-in, first-out ("FIFO") basis to the last-in, first-out ("LIFO") basis amounted to $112 million at June 30, 2003 and $81 million at December 31, 2002.

NOTE E    OTHER INTANGIBLE ASSETS

        The following table provides information regarding the Corporation's other intangible assets:

	At June 30, 2003			At December 31, 2002
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$36	$(30)	$6	$36	$(28)	$8
Patents	5	(3)	2	5	(3)	2
Software	95	(82)	13	95	(82)	13
Other	2	(1)	1	1	(1)	—

Total	$138	$(116)	$22	$137	$(114)	$23

        Amortization expense for other intangible assets (not including software) was $1 million in the second quarter of 2003, compared with $0.6 million for the same period last year. Year to date, amortization expense for other intangible assets (not including software) was $2 million, compared with $2 million for the six months ended June 30, 2002. Amortization expense for software, which is included in cost of sales, totaled $0.4 million in the second quarter of 2003, compared with $1 million last year. For the first six months of this year, amortization expense for software was $0.8 million, down from $2 million for the same period last year. Total estimated amortization expense for the next five fiscal years is as follows:

(in millions)	Estimated Amortization Expense
2003	$5.6
2004	5.5
2005	2.3
2006	2.0
2007	1.8
2008	1.8

NOTE F    COMMITMENTS AND CONTINGENT LIABILITIES

Environmental

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Corporation had accrued obligations of $130 million at December 31, 2002 for environmental remediation and restoration costs, including $35 million for the remediation of Superfund sites. At June 30, 2003, the Corporation had accrued obligations of $120 million for environmental remediation and restoration costs, including $32 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Corporation's consolidated financial statements.

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

        Although ARPC provided estimates for a longer period of time, based on ARPC's advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, the Corporation determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. The Corporation concluded that it is probable that the undiscounted cost of disposing of its asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, the Corporation increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. At June 30, 2003, the asbestos-related liability for pending and future claims was $2.1 billion.

        The Corporation also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002, substantially exhausting its asbestos product liability coverage. This resulted in a net income statement impact of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. At June 30, 2003, the receivable for insurance recoveries related to the Corporation's asbestos liability was $1.2 billion. The insurance receivable related to the asbestos liability was determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement of $219 million at December 31, 2002 and $254 million at June 30, 2003.

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

Residual Value Guarantee

        The Corporation provided a guarantee related to leased assets specifying the residual value that will be available to the lessor at lease termination through sale of the assets to the lessee or third parties. During the second quarter of 2003, this lease agreement was assigned to Dow; therefore the Corporation no longer has a residual value guarantee to the lessor. See Note G for additional information regarding assignment of the lease agreement.

        The following tables provide a summary of the aggregate terms, maximum future payments, and associated liability reflected in the consolidated balance sheet for each type of guarantee.

Guarantees at June 30, 2003 (in millions)	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2007	$12	—

Guarantees at December 31, 2002 (in millions)	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2007	$17	—
Residual Value Guarantee	2005	82	—

Total		$99	—

NOTE G    RELATED PARTY TRANSACTIONS

        The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow in accordance with the terms of Dow's longstanding intercompany pricing policies. The application of these policies results in products being sold to and purchased from Dow at market-based prices. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in "Sundry income (expense)—net" in the consolidated statements of operations. Purchases from that Dow subsidiary were approximately $394 million during the second quarter of 2003 ($276 million during the second quarter of 2002) and $883 million during the first half of 2003 ($512 million during the first half of 2002).

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

        As part of Dow's cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. On March 24, 2003, the revolving loan agreement with Dow that allowed the Corporation to borrow up to $1.5 billion was terminated and replaced on March 25, 2003 with a one-year note payable of approximately $65 million for the outstanding balance on the terminated revolving loan agreement, and a new revolving loan agreement with Dow that allows the Corporation to borrow up to $1.0 billion. The new revolving loan agreement is secured, pursuant to a collateral agreement, by various assets, including UCC's deposit accounts, intercompany obligations, and equity interests in various subsidiaries and joint ventures. The maturity date of the new revolving loan agreement is March 25, 2004; however, Dow may demand repayment with 30 days written notice to the Corporation. The outstanding balance of the one-year note payable dated March 25, 2003 was repaid on June 30, 2003.

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

        UCC entered into a lease agreement for railcars in April 2000. After the Dow merger, UCC entered into various agreements with Dow regarding the purchase of UCC products and the distribution of products manufactured by Dow resulting, in part, with UCC no longer needing the railcars subject to this lease agreement. As a result, UCC assigned all of its rights and obligations under the lease agreement to Dow, as provided for in the agreement, in June 2003.

        On June 30, 2003, UCC and Dow entered into an Amended and Restated Tax Sharing Agreement effective as of February 7, 2001. This revised tax sharing agreement allows UCC and its subsidiaries to consolidate their various tax obligations rather than being required to make separate payments to Dow and requires any payments to be made to or from Dow at the time that estimated tax payments are due. Accordingly, on June 30, 2003, Dow refunded to UCC certain payments made under the original Tax Sharing Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Pursuant to General Instruction H of Form 10-Q "Omission of Information by Certain Wholly-Owned Subsidiaries," this section includes only management's narrative analysis of the results of operations for the three and six month periods ended June 30, 2003, the most recent periods, compared with the three and six month periods ended June 30, 2002, the corresponding periods in the preceding fiscal year.

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

RESULTS OF OPERATIONS

        The Corporation reported net income of $54 million for the second quarter of 2003 compared with $57 million for the second quarter of 2002. Net loss for the first half of 2003 was $5 million, compared with net income of $94 million for the first half of 2002. The results for the second quarter of 2003 were favorably impacted by substantially higher equity company earnings, higher selling prices and lower operating expenses, which helped offset the increase in hydrocarbon feedstocks and energy costs. Compared with last year, the decline in year-to-date net income was attributable to significantly higher hydrocarbon feedstocks and energy costs in the first half of 2003, in addition to asset write-downs and impairments of $35 million related to restructuring activities in the first quarter 2003, which were only partially offset by improved earnings at the Corporation's joint ventures.

        Total net sales for the second quarter of 2003 were $1,273 million compared with $1,147 million for the second quarter of 2002, an increase of 11 percent. Year to date, total net sales increased 13 percent to $2,562 million from $2,266 million for the first half of 2002. Selling prices to Dow are based on market prices for the related products. Increases in average selling prices occurred for most products in the second quarter and first half of 2003 compared with the second quarter and first half of 2002, led by polyethylene and ethylene glycol ("EG"), the Corporation's principal products.

        Cost of sales increased $164 million (16 percent) in the second quarter of 2003 compared with the second quarter of 2002, due primarily to higher overall costs for raw materials and energy of approximately $250 million, offset by reduced spending due to cost containment efforts. For the first half of 2003, cost of sales increased $465 million compared with the first half of 2002, due to approximately $550 million in higher overall costs for raw materials and energy which were only partially offset by reduced spending due to cost containment efforts. Gross margin declined in the second quarter and first half of 2003, as the substantial increase in raw material costs was not entirely recovered by the higher selling prices.

        Operating expenses (research and development, and selling, general and administrative expenses) were $33 million in the second quarter of 2003, down $10 million, or 23 percent, from $43 million in the second quarter of last year. For the first half of the year, operating expenses totaled $68 million, down 24 percent from $89 million for the same period last year. These declines are attributable to the continued focus on cost containment efforts begun in late 2002, as well as the impact of workforce reductions.

        Equity in earnings (losses) of nonconsolidated affiliates increased to $61 million in the second quarter of 2003 from a loss of $1 million in the second quarter of 2002. Year to date, equity earnings increased $69 million compared with the first half of 2002. The increase in second quarter and year-to-date results was due to improved earnings reported by UOP LLC; Univation Technologies, LLC; the OPTIMAL Group; and EQUATE Petrochemical Company K.S.C.

        Sundry income (expense)—net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) for the second quarter of 2003 was expense of

$9 million, compared with income of $33 million for the second quarter last year. Sundry income in the second quarter of 2002 included a foreign currency exchange gain of $34 million. Year to date, sundry income (expense) was expense of $24 million in 2003 compared with income of $30 million last year. Results for the first half of 2003 included expense of $11 million associated with the impairment and subsequent sale of a chemical transport vessel.

        Interest income for the second quarter of 2003 declined to $3 million from $12 million in the second quarter of last year. Interest income for the first half of 2003 decreased to $5 million from $27 million in the first half of last year. Interest income in the first half of 2002 included $18 million related to a $483 million related company note receivable that was repaid in the second quarter of 2002.

        Interest expense and amortization of debt discount for the second quarter of 2003 was $28 million compared with $33 million in the second quarter of last year. Year to date, interest expense and amortization of debt discount decreased slightly to $62 million from $66 million in 2002, reflecting a continuing decline in average interest rates.

        The effective tax rate for the second quarter of 2003 was 36.5 percent compared with 40.8 percent for the same quarter last year. Year to date, the effective tax rate was 28.6 percent versus 34.0 percent last year. The effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available.

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

        Although ARPC provided estimates for a longer period of time, based on ARPC's advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, the Corporation determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. The Corporation concluded that it is probable that the undiscounted cost of disposing of its asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, the Corporation increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. At June 30, 2003, the asbestos-related liability for pending and future claims was $2.1 billion.

        The Corporation also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002, substantially exhausting its asbestos product liability coverage. This resulted in a net income statement impact of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. At June 30, 2003, the receivable for insurance recoveries related to the Corporation's asbestos liability was $1.2 billion. The insurance receivable related to the asbestos liability was determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement of $219 million at December 31, 2002 and $254 million at June 30, 2003.

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

          Although ARPC provided estimates for a longer period of time, based on ARPC's advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, the Corporation determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. The Corporation concluded that it is probable that the undiscounted cost of disposing of its asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, the Corporation increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. At June 30, 2003, the asbestos-related liability for pending and future claims was $2.1 billion.

          The Corporation also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002. At June 30, 2003, the receivable for insurance recoveries related to the Corporation's asbestos liability was $1.2 billion. In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement of $219 million at December 31, 2002 and $254 million at June 30, 2003. The amounts recorded for the asbestos-related liability and related insurance receivable described above were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries to be higher or lower than those projected or those recorded. The Corporation expenses defense and processing costs as incurred. Accordingly, defense and processing costs incurred in the future for asbestos-related litigation, net of insurance, will impact results of operations in future periods. For additional information, see Asbestos-Related Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note F to the Consolidated Financial Statements.

  Environmental Matters

          The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had accrued obligations of $130 million at December 31, 2002, for environmental remediation and restoration costs, including $35 million for the remediation of Superfund sites. At June 30, 2003, the Corporation had accrued obligations of $120 million for environmental remediation and restoration costs, including $32 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Note F to the Consolidated Financial Statements in this filing and Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

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

  Income Taxes

          Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Corporation records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At June 30, 2003, the Corporation had deferred tax assets, net of deferred tax liabilities, of $917 million, net of valuation allowances of $59 million. For further discussion, see Note R to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Omitted pursuant to General Instruction H of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

        As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's Disclosure Committee and the Corporation's management, including the President (Chief Executive Officer) and the Treasurer (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e). Based upon that evaluation, the President (Chief Executive Officer) and the Treasurer (Chief Financial Officer) concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic SEC filings. No change in the Corporation's internal control over financial reporting occurred during the Corporation's most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        No material developments in any legal proceedings, including asbestos-related matters, occurred during the second quarter of 2003. For a summary of the history and current status of legal proceedings, including asbestos-related matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note F to the Consolidated Financial Statements.

Environmental Matters

        On September 27, 2002, the United States Environmental Protection Agency, Region 6, filed an administrative complaint against the Corporation charging civil fines of $185,458 for certain alleged violations of the Clean Air Act and the Resource Conservation and Recovery Act at its Texas City Operations. A Consent Agreement and Final Order was entered into, effective April 15, 2003, resolving those issues as well as certain other alleged Clean Air Act violations at Texas City Operations that were voluntarily disclosed by the Corporation. Pursuant to the Consent Agreement and Final Order, the Corporation paid a civil penalty of $133,508 on May 15, 2003, and agreed to perform a supplemental environmental project valued at $127,063.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

Exhibit No.	Exhibit Description
10.27	Amended and Restated Tax Sharing Agreement, effective as of February 7, 2001, between the Corporation and The Dow Chemical Company.
10.28.1	Exhibit C-1 to the Revolving Credit Agreement, dated as of March 25, 2003, between the Corporation and the Dow Chemical Company.
10.29.1	First Amendment to Pledge and Security Agreement, effective as of March 25, 2003, between the Corporation and the Dow Chemical Company.
23	Analysis, Research & Planning Corporation's Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K.

    No Current Reports on Form 8-K were filed by the Corporation during the second quarter of 2003.

Union Carbide Corporation and Subsidiaries
Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION CARBIDE CORPORATION Registrant
Date: August 5, 2003
	By:	/s/ FRANK H. BROD Frank H. Brod, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation
	By:	/s/ EDWARD W. RICH Edward W. Rich, Vice President, Treasurer and Chief Financial Officer

Union Carbide Corporation and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION
10.27	Amended and Restated Tax Sharing Agreement, effective as of February 7, 2001, between the Corporation and The Dow Chemical Company.
10.28.1	Exhibit C-1 to the Revolving Credit Agreement, dated as of March 25, 2003, between the Corporation and the Dow Chemical Company.
10.29.1	First Amendment to Pledge and Security Agreement, effective as of March 25, 2003, between the Corporation and the Dow Chemical Company.
23	Analysis, Research & Planning Corporation's Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Table of Contents
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Comprehensive Income
Notes to the Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Signatures
Exhibit Index