Form 10-Q
period 2003-09-30
UNION CARBIDE CORP /NEW/
filed 2003-10-30
CIK 100790

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR THE QUARTER ENDED September 30, 2003

Commission file number 1-1463

UNION CARBIDE CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-1421730 (I.R.S. Employer Identification No.)
39 OLD RIDGEBURY ROAD, DANBURY, CONNECTICUT 06817-0001 (Address of principal executive offices) (Zip Code)
203-794-2000 (Registrant's telephone number, including area code:)
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

At September 30, 2003, 1,000 shares of common stock were outstanding, all of which were held by the registrant's parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation
Table of Contents

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Net trade sales	$79	$96	$270	$329
Net sales to related companies	1,185	1,083	3,556	3,116

Total Net Sales	1,264	1,179	3,826	3,445

Cost of sales	1,147	1,036	3,636	3,060
Research and development expenses	24	26	72	88
Selling, general and administrative expenses	3	10	23	37
Amortization of intangibles	1	1	3	3
Merger-related expenses and restructuring	—	13	—	13
Equity in earnings of nonconsolidated affiliates	61	17	132	19
Sundry income (expense)—net	35	(16)	11	14
Interest income	4	4	9	31
Interest expense and amortization of debt discount	27	33	89	99

Income before Income Taxes and Minority Interests	162	65	155	209

Provision for income taxes	41	32	39	81
Minority interests' share in income	—	—	—	1

Net Income Available for Common Stockholder	$121	$33	$116	$127

Depreciation	$77	$77	$233	$230

Capital Expenditures	$32	$27	$76	$56

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Sept. 30, 2003	Dec. 31, 2002
Assets
Current Assets
Cash and cash equivalents	$22	$25
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2003: $4; 2002: $7)	60	72
Related companies	318	756
Other	135	134
Inventories	197	219
Deferred income tax assets—current	146	134
Asbestos-related insurance receivables—current	125	80

Total current assets	1,003	1,420

Investments
Investments in related companies	461	461
Investments in nonconsolidated affiliates	629	539
Other investments	36	39
Noncurrent receivables	19	28
Noncurrent receivables from related companies	—	17

Total investments	1,145	1,084

Property
Property	7,388	7,567
Less accumulated depreciation	5,083	5,022

Net property	2,305	2,545

Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization—2003: $117; 2002: $114)	24	23
Deferred income tax assets—noncurrent	725	756
Asbestos-related insurance receivables—noncurrent	1,300	1,489
Deferred charges and other assets	152	71

Total other assets	2,227	2,365

Total Assets	$6,680	$7,414

Liabilities and Stockholder's Equity
Current Liabilities
Notes payable:
Related companies	$113	$310
Other	6	6
Long-term debt due within one year	16	380
Accounts payable:
Trade	243	285
Related companies	300	297
Other	39	33
Income taxes payable	64	67
Asbestos-related liabilities—current	103	124
Accrued and other current liabilities	259	226

Total current liabilities	1,143	1,728

Long-Term Debt	1,272	1,288

Other Noncurrent Liabilities
Pension and other postretirement benefits—noncurrent	621	636
Asbestos-related liabilities—noncurrent	1,923	2,072
Other noncurrent obligations	498	597

Total other noncurrent liabilities	3,042	3,305

Minority Interest in Subsidiaries	3	4

Stockholder's Equity
Common stock (1,000 shares authorized and issued)	—	—
Additional paid-in capital	—	—
Retained earnings	1,549	1,433
Accumulated other comprehensive loss	(329)	(344)

Net stockholder's equity	1,220	1,089

Total Liabilities and Stockholder's Equity	$6,680	$7,414

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

		Nine Months Ended
In millions (Unaudited)		Sept. 30, 2003	Sept. 30, 2002
Operating Activities	Net Income Available for Common Stockholder	$116	$127
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation and amortization	250	246
	Provision (Credit) for deferred income tax	(2)	91
	Earnings/losses of nonconsolidated affiliates less than (in excess of) dividends received	(69)	35
	Minority interests' share in income	—	1
	Net loss on sales of consolidated companies	—	2
	Net gain on sales of nonconsolidated affiliates	(20)	—
	Net gain on sales of property	(35)	(17)
	Other net (gain) loss	1	(30)
	Changes in assets and liabilities that provided (used) cash:
	Accounts and notes receivable	(61)	137
	Related company receivables	438	828
	Inventories	17	1
	Accounts payable	(35)	(155)
	Related company payables	3	(976)
	Other assets and liabilities	(99)	(218)

	Cash provided by operating activities	504	72

Investing Activities	Capital expenditures	(76)	(56)
	Proceeds from sales of property	87	29
	Proceeds from sales of consolidated companies	1	20
	Investments in nonconsolidated affiliates	(13)	(18)
	Collection of noncurrent notes receivable from related companies	17	483
	Proceeds from sales of nonconsolidated affiliates	27	—
	Purchases of investments	(1)	(28)
	Proceeds from sales of investments	29	28

	Cash provided by investing activities	71	458

Financing Activities	Changes in short-term notes payable	—	(5)
	Changes in notes payable to related companies	(197)	(194)
	Payments on long-term debt	(380)	(76)
	Distributions to minority interests	(1)	(3)
	Dividends paid to stockholder	—	(257)

	Cash used in financing activities	(578)	(535)

Effect of Exchange Rate Changes on Cash		—	—

Summary	Decrease in cash and cash equivalents	(3)	(5)
	Cash and cash equivalents at beginning of year	25	35

	Cash and cash equivalents at end of period	$22	$30

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Net Income Available for Common Stockholder	$121	$33	$116	$127

Other Comprehensive Income, Net of Tax
Unrealized gains (losses) on investments	—	—	3	(5)
Translation adjustments	6	—	12	10

Total other comprehensive income	6	—	15	5

Comprehensive Income	$127	$33	$131	$132

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

        The Corporation's business activities comprise components of Dow's global operations rather than stand-alone operations. The Corporation sells its products to Dow at market-based prices, in accordance with Dow's long-standing intercompany pricing policy, in order to simplify the customer interface process. Dow conducts its worldwide operations through global businesses. Because there are no separable reportable business segments for UCC under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and no detailed business information is provided to a chief operating decision maker regarding the Corporation's stand-alone operations, the Corporation's results are reported as a single operating segment.

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

        In the first quarter of 2003, Dow adopted the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for new grants of equity instruments to employees. The Corporation is allocated the portion of expense relating to its employees who receive stock-based compensation. This allocation was not material to the consolidated financial statements for the third quarter or first nine months of 2003.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for and disclosures of certain guarantees issued. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of the interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Corporation's disclosures related to guarantees can be found in Note F.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation was immediately applicable to variable interest entities ("VIEs") created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. As originally issued, it applied in the fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. In October 2003, the FASB issued FASB Staff Position No. 46-6 which defers the effective date for FIN No. 46 to the first interim or annual period ending after December 15, 2003 for VIEs created before February 1, 2003. During the second quarter of 2003, the Corporation's only VIE was eliminated when the related operating lease agreement was assigned to Dow; therefore, adoption of FIN No. 46 in the fourth quarter of 2003 will not impact the consolidated financial statements. See Note G for additional information regarding assignment of the lease agreement.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires the classification of certain financial instruments that embody obligations for the issuer as liabilities (or assets in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation does not have financial instruments within the scope of SFAS No. 150; therefore, adoption of this statement on July 1, 2003 did not impact the consolidated financial statements.

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

        During the third quarter of 2002, merger-related severance of $13 million was paid to approximately 130 former employees.

        During the fourth quarter of 2002, an additional charge of $34 million was recorded for merger-related severance. Under this revised severance program, $55 million was paid to 668 former employees in the first quarter of 2003.

Other Restructuring

        In the first quarter of 2003, certain studies regarding non-strategic or under-performing assets (initiated following the appointment of a new CEO at Dow in late 2002) were completed and management made decisions relative to certain assets. These decisions resulted in the write-down of the net book value of three manufacturing facilities totaling $24 million (the largest of which was $16 million associated with the impairment and shut down of the ethylene production facilities in Seadrift, Texas, in the third quarter of 2003) and the impairment of a chemical transport vessel (sold in the second quarter of 2003) of $11 million.

NOTE D    INVENTORIES

        The following table provides a breakdown of inventories at September 30, 2003 and December 31, 2002:

Inventories (in millions)	Sept. 30, 2003	Dec. 31, 2002
Finished goods	$58	$96
Work in process	33	28
Raw materials	29	24
Supplies	77	71

Total inventories	$197	$219

        The reserves reducing inventories from the first-in, first-out ("FIFO") basis to the last-in, first-out ("LIFO") basis amounted to $103 million at September 30, 2003 and $81 million at December 31, 2002.

NOTE E    OTHER INTANGIBLE ASSETS

        The following table provides information regarding the Corporation's other intangible assets:

	At September 30, 2003			At December 31, 2002
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$36	$(31)	$5	$36	$(28)	$8
Patents	5	(3)	2	5	(3)	2
Software	99	(82)	17	95	(82)	13
Other	1	(1)	—	1	(1)	—

Total	$141	$(117)	$24	$137	$(114)	$23

        Amortization expense for other intangible assets (not including software) was $1 million in the third quarter of 2003, compared with $1 million for the same period last year. Year to date, amortization expense for other intangible assets (not including software) was $3 million, compared with $3 million for the nine months ended September 30, 2002. Amortization expense for software, which is included in cost of sales, totaled $0.4 million in the third quarter of 2003, compared with $1 million last year. For the first nine months of this year, amortization expense for software was $1.2 million, down from $3 million for the same period last year. Total estimated amortization expense for 2003 and the next five fiscal years is as follows:

(in millions)	Estimated Amortization Expense
2003	$5.6
2004	5.5
2005	2.3
2006	2.0
2007	1.8
2008	1.8

NOTE F    COMMITMENTS AND CONTINGENT LIABILITIES

Environmental

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Corporation had accrued obligations of $130 million at December 31, 2002 for environmental remediation and restoration costs, including $35 million for the remediation of Superfund sites. At September 30, 2003, the Corporation had accrued obligations of $116 million for environmental remediation and restoration costs, including $30 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Corporation's consolidated financial statements.

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

        Although ARPC provided estimates for a longer period of time, based on ARPC's advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, the Corporation determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. The Corporation concluded that it is probable that the undiscounted cost of disposing of its asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, the Corporation increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. At September 30, 2003, the asbestos-related liability for pending and future claims was $2.0 billion.

        The Corporation also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002, substantially exhausting its asbestos product liability coverage. This resulted in a net income statement impact of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. At September 30, 2003, the receivable for insurance recoveries related to the Corporation's asbestos liability was $1.2 billion. The insurance receivable related to the asbestos liability was determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement of $219 million at December 31, 2002 and $267 million at September 30, 2003.

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

        In September 2003, the Corporation filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims. Although the Corporation already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage. The Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is collectible. This conclusion was reached after a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies.

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

Guarantees at September 30, 2003 (in millions)	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2007	$11	—

Guarantees at December 31, 2002 (in millions)	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2007	$17	—
Residual Value Guarantee	2005	82	—

Total		$99	—

NOTE G    RELATED PARTY TRANSACTIONS

        The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow in accordance with the terms of Dow's long-standing intercompany pricing policies. The application of these policies results in products being sold to and purchased from Dow at market-based prices. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in "Sundry income (expense)—net" in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $414 million during the third quarter of 2003 ($289 million during the third quarter of 2002) and $1,297 million during the first nine months of 2003 ($801 million during the first nine months of 2002).

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

        As part of Dow's cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. On March 24, 2003, the revolving loan agreement with Dow that allowed the Corporation to borrow up to $1.5 billion was terminated and replaced with a new revolving loan agreement with Dow that allows the Corporation to borrow up to $1 billion. The new revolving loan agreement is secured, pursuant to a collateral agreement, by various assets, including UCC's deposit accounts, intercompany obligations, and equity interests in various subsidiaries and joint ventures. The maturity date of the new revolving loan agreement is March 25, 2004; however, Dow may demand repayment with a 30-day written notice to the Corporation. The outstanding balance of the revolving loan agreement was $87 million at September 30, 2003.

        In April 2002, the Corporation sold its ownership interest in a subsidiary in China to a Dow subsidiary also located in China for approximately $20 million. Accordingly, the consolidated balance sheet at December 31, 2002 does not include the assets and liabilities of the subsidiary, and the consolidated statements of income include the subsidiary's results of operations from January 1, 2002 through March 31, 2002.

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

Union Carbide Corporation and Subsidiaries

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Pursuant to General Instruction H of Form 10-Q "Omission of Information by Certain Wholly-Owned Subsidiaries," this section includes only management's narrative analysis of the results of operations for the three and nine month periods ended September 30, 2003, the most recent periods, compared with the three and nine month periods ended September 30, 2002, the corresponding periods in the preceding fiscal year.

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

RESULTS OF OPERATIONS

        The Corporation reported net income of $121 million for the third quarter of 2003 compared with $33 million for the third quarter of 2002. Substantially higher earnings from the Corporation's joint ventures and income from the sale of certain non-strategic assets favorably impacted the third quarter results compared with the same period last year. Year to date, net income declined to $116 million from $127 million in 2002. The favorable impact of increased sales, lower operating expenses, and increased earnings from the Corporation's joint ventures was more than offset by an increase in feedstocks and energy costs compared with last year.

        Total net sales for the third quarter of 2003 were $1,264 million compared with $1,179 million for the third quarter of 2002, an increase of 7 percent. Year to date, total net sales increased 11 percent to $3,826 million from $3,445 million for 2002. Selling prices to Dow are based on market prices for the related products. In addition to volume growth, average selling prices were higher for most products in the third quarter and first nine months of 2003 compared with the same periods last year, led by ethylene glycol and polyethylene, the Corporation's principal products.

        Cost of sales increased $111 million (11 percent) in the third quarter of 2003 compared with the third quarter of 2002 and year to date, cost of sales increased $576 million (19 percent) compared with 2002. Cost of sales for the third quarter of 2003 and year to date was negatively impacted by the significant increase in overall costs for feedstocks and energy compared with the same periods last year. Gross margin declined in the third quarter of 2003 and on a year-to-date basis, as the increase in raw material costs more than offset the higher selling prices and volume growth.

        Operating expenses (research and development, and selling, general and administrative expenses) were $27 million in the third quarter of 2003, down 25 percent, from $36 million in the third quarter of last year. Year to date, operating expenses totaled $95 million, down 24 percent from $125 million for the same period last year. These declines reflect the continued focus on cost control begun in late 2002, as well as the impact of workforce reductions.

        Equity in earnings of nonconsolidated affiliates increased to $61 million in the third quarter of 2003 from $17 million in the third quarter of 2002. Year to date, equity earnings increased $113 million in 2003 compared with 2002. The increase in third quarter and year-to-date results was due primarily to strong earnings reported by EQUATE Petrochemical Company K.S.C. and the OPTIMAL Group.

        Sundry income (expense)—net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) for the third quarter of 2003 was income of $35 million, compared with expense of $16 million for the third quarter last year. Results for the third quarter of 2003 included gains associated with the sale of assets, including approximately $35 million for certain product lines of Amerchol Corporation, a wholly owned subsidiary, and approximately $33 million for sales of other non-strategic assets. Year to date, sundry income (expense) was income of $11 million in 2003 compared with $14 million last year. Year-to-date results for 2003 also included expense associated with the impairment and subsequent sale of a chemical transport vessel.

        Interest income for the third quarters of 2003 and 2002 was $4 million. Year to date, interest income decreased to $9 million from $31 million in 2002. The year-to-date results for 2002 reflected higher average interest rates earned on interest-bearing assets, and also included $18 million related to a note receivable that was repaid in the second quarter of 2002.

        Interest expense and amortization of debt discount for the third quarter of 2003 was $27 million compared with $33 million in the third quarter of last year. Year to date, interest expense and amortization of debt discount decreased to $89 million from $99 million in 2002, reflecting reduced debt levels and a continuing decline in average interest rates.

        The effective tax rate for the third quarter of 2003 was 25.3 percent compared with 49.2 percent for the same quarter last year. Year to date, the effective tax rate was 25.2 percent versus 38.7 percent last year. The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, and the level of income relative to tax credits available.

        In September 2003, Moody's Investor Services lowered the Corporation's long-term debt rating from "Baa2" to "B1". The Corporation does not expect this change to affect its main borrowing facility, although the Corporation may incur higher borrowing costs.

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

        Although ARPC provided estimates for a longer period of time, based on ARPC's advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, the Corporation determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. The Corporation concluded that it is probable that the undiscounted cost of disposing of its asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, the Corporation increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. At September 30, 2003, the asbestos-related liability for pending and future claims was $2.0 billion.

        The Corporation also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002, substantially exhausting its asbestos product liability coverage. This resulted in a net income statement impact of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. At September 30, 2003, the receivable for insurance recoveries related to the Corporation's asbestos liability was $1.2 billion. The insurance receivable related to the asbestos liability was determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement of $219 million at December 31, 2002 and $267 million at September 30, 2003.

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

        In September 2003, the Corporation filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims. Although the Corporation already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage. The Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is collectible. This conclusion was reached after a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies.

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

          Although ARPC provided estimates for a longer period of time, based on ARPC's advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, the

  Corporation determined that the 15-year period through 2017 is the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. The Corporation concluded that it is probable that the undiscounted cost of disposing of its asbestos-related pending and future claims ranges from $2.2 billion to $2.4 billion, which is the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, the Corporation increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. At September 30, 2003, the asbestos-related liability for pending and future claims was $2.0 billion.

          The Corporation also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002. At September 30, 2003, the receivable for insurance recoveries related to the Corporation's asbestos liability was $1.2 billion. In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement of $219 million at December 31, 2002 and $267 million at September 30, 2003. The amounts recorded for the asbestos-related liability and related insurance receivable described above were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries to be higher or lower than those projected or those recorded. The Corporation expenses defense and processing costs as incurred. Accordingly, defense and processing costs incurred in the future for asbestos-related litigation, net of insurance, will impact results of operations in future periods. For additional information, see Asbestos-Related Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note F to the Consolidated Financial Statements.

  Environmental Matters

          The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had accrued obligations of $130 million at December 31, 2002, for environmental remediation and restoration costs, including $35 million for the remediation of Superfund sites. At September 30, 2003, the Corporation had accrued obligations of $116 million for environmental remediation and restoration costs, including $30 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Note F to the Consolidated Financial Statements in this filing and Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

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

  Income Taxes

          Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Corporation records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At September 30, 2003, the Corporation had deferred tax assets, net of deferred tax liabilities, of $871 million, net of valuation allowances of $59 million. For further discussion, see Note R to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Omitted pursuant to General Instruction H of Form 10-Q.

ITEM 4.    CONTROLS AND PROCEDURES

        As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's Disclosure Committee and the Corporation's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic SEC filings. No change in the Corporation's internal control over financial reporting occurred during the Corporation's most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        No material developments in any legal proceedings, including asbestos-related matters, occurred during the third quarter of 2003. For a summary of the history and current status of legal proceedings, including asbestos-related matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note F to the Consolidated Financial Statements.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

Exhibit No.	Exhibit Description
10.25	Amended and Restated Agreement (to Provide Materials and Services), effective as of July 1, 2003, between the Corporation and Dow Hydrocarbons and Resources Inc.
23	Analysis, Research & Planning Corporation's Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K.

    No Current Reports on Form 8-K were filed by the Corporation during the third quarter of 2003.

Union Carbide Corporation and Subsidiaries
Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION CARBIDE CORPORATION Registrant
Date: October 30, 2003

	By:	/s/ FRANK H. BROD Frank H. Brod, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

	By:	/s/ EDWARD W. RICH Edward W. Rich, Vice President, Treasurer and Chief Financial Officer

Union Carbide Corporation and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION
10.25	Amended and Restated Agreement (to Provide Materials and Services), effective as of July 1, 2003, between the Corporation and Dow Hydrocarbons and Resources Inc.
23	Analysis, Research & Planning Corporation's Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Table of Contents
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
Union Carbide Corporation and Subsidiaries Consolidated Statements of Income
Union Carbide Corporation and Subsidiaries Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Comprehensive Income
Notes to the Consolidated Financial Statements
Union Carbide Corporation and Subsidiaries
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Union Carbide Corporation and Subsidiaries Signatures
Union Carbide Corporation and Subsidiaries Exhibit Index