Form 10-K
period 2003-12-31
UNION CARBIDE CORP /NEW/
filed 2004-02-20
CIK 100790

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE YEAR ENDED DECEMBER 31, 2003

Commission file number 1-1463

UNION CARBIDE CORPORATION
(Exact name of registrant as specified in its charter)

New York	13-1421730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 West Sam Houston Parkway South, Houston, Texas 77042
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 713-978-2016

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

At February 20, 2004, 1,000 shares of common stock were outstanding, all of which were held by the registrant's parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) for Form 10-K and is therefore filing this form with a reduced disclosure format.

Documents Incorporated by Reference

None

Union Carbide Corporation

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2003

TABLE OF CONTENTS

PART I

PART I

ITEM 1. BUSINESS

Union Carbide Corporation (the "Corporation" or "UCC") is a chemicals and polymers company. In addition to its consolidated operations, the Corporation participates in partnerships and joint ventures (together, "nonconsolidated affiliates"). Since February 6, 2001, the Corporation has been a wholly owned subsidiary of The Dow Chemical Company ("Dow") as a consequence of the Corporation merging with a wholly owned subsidiary of Dow effective that date (the "merger" or "Dow merger"). Except as otherwise indicated by the context, the terms "Corporation" or "UCC" as used herein mean Union Carbide Corporation and its consolidated subsidiaries.

The Corporation's business activities comprise components of Dow's global businesses rather than stand-alone operations. The Corporation sells its products to Dow at market-based prices, in accordance with Dow's longstanding intercompany pricing policy, in order to simplify the customer interface process. Dow conducts its worldwide operations through global businesses. The following is a description of the Corporation's principal products.

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

Polyethylene—includes TUFLIN linear low density and UNIVAL high density polyethylene resins used in high-volume applications such as housewares; milk, water, bleach and detergent bottles; grocery sacks; trash bags; packaging; water and gas pipe, and FLEXOMER very low density polyethylene resins used as impact modifiers in other polymers and to produce flexible hose and tubing, frozen-food bags and stretch wrap.

Specialty Polymers—end-use applications include: coatings for beverage and food cans, bottle caps and closures; maintenance coatings on bridges, storage tanks and oceangoing vessels; printing inks for vinyl shower curtains, wallpaper, furniture and magnetic recording tape; fabric coatings; orthopedic cast and splint materials; automotive primers and topcoats; and biodegradable bags for compostable materials. Also included are: acrolein and derivatives, important in a range of products from biocides to animal feed supplements; and specialty ketones, used as solvents and intermediates in herbicide, drug and vitamin manufacture.

Polypropylene—end-use applications include: carpeting and upholstery; apparel; packaging films; food containers, such as dairy-products cups; housewares and appliances; heavy-duty tapes and ropes, and automobile interior panels and trim.

Organic Intermediates, Solvents, & Monomers—include oxo aldehydes, acids and alcohols, used as chemical intermediates and industrial solvents and in herbicides, plasticizers, paint dryers, jet-turbine lubricants, lube oil additives, perfumes, and food and feed preservatives; esters, which serve as solvents in industrial coatings and printing inks and in the manufacturing processes for pharmaceuticals and polymers; vinyl acetate monomer, a building block for the manufacture of a variety of polymers used in water-based emulsion paints, adhesives, paper coatings, textiles, safety glass and acrylic fibers.

Wire and Cable—polyolefin-based compounds for high-performance insulation, semiconductives and jacketing systems for power distribution, telecommunications and flame-retardant wire and cable. Key product lines include REDI-LINK polyethylene, SI-LINK crosslinkable polyethylene, UNIGARD high-performance flame-retardant compounds, UNIGARD reduced emissions flame-retardant compounds, and UNIPURGE purging compounds.

UCAR Emulsion Systems—water-based emulsions, including NEOCAR branched vinyl ester latexes, POLYPHOBE rheology modifiers, and UCAR all-acrylic, styrene acrylic and vinyl-acrylic latexes used as key components in decorative and industrial paints, adhesives, textile products, and construction products such as caulks and sealants.

Industrial Chemicals—broad range of ethylene oxide derivatives and formulated glycol products for specialty applications, including pharmaceutical, personal care, industrial and household cleaning, and many other industrial uses. Product lines include CARBOWAX polyethylene glycols and methoxypolyethylene glycols, TERGITOL and TRITON surfactants, UCARTHERM heat transfer fluids, UCAR deicing fluids, and UCON fluids.

Technology Licensing and Catalysts—includes licensing and supply of related catalysts for the UNIPOL polypropylene process, the METEOR process for EO/EG, and the LP OXO process for oxo alcohols, as well as licensing of the UNIPOL polyethylene process and related catalysts (including metallocene catalysts) through Univation Technologies, LLC, a 50:50 joint venture with ExxonMobil. UOP LLC, a 50:50 joint venture with Honeywell International, Inc., supplies process technology, catalysts, molecular sieves and adsorbents to the petroleum refining, petrochemical and gas processing industries.

Water Soluble Polymers—polymers used to enhance the physical and sensory properties of end products in a wide range of applications including paints and coatings, pharmaceuticals, oilfield, personal care, building and construction materials, and other specialty applications. Key product lines include CELLOSIZE hydroxyethyl cellulose, POLYOX water soluble resins and products for hair and skin from Amerchol Corporation, a wholly owned subsidiary.

Competition

The chemical industry has been historically competitive and this competitive environment is expected to continue. The chemical divisions of the major international oil companies also provide substantial competition both in the United States and abroad.

Research and Development

The Corporation is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. Research and Development expenses were $96 million in 2003 compared with $119 million in 2002. Certain of the Corporation's nonconsolidated affiliates conduct research and development within their business fields.

Patents, Licenses and Trademarks

The Corporation owns over 2,200 United States and foreign patents that relate to a wide variety of products and processes, has a substantial number of pending patent applications throughout the world and is licensed under a number of patents. These patents expire at various times over the next 20 years. In the aggregate, such patents and patent applications are material to the Corporation's competitive position. No one patent is considered to be material. The Corporation also has a large number of trademarks. The trademark UNIPOL is material; no other single trademark is material.

Principal Partly Owned Companies

UCC's principal nonconsolidated affiliates for 2003 and the Corporation's ownership interest in each are listed below:

•
EQUATE Petrochemical Company K.S.C. ("EQUATE")—45 percent—a Kuwait-based company that manufactures ethylene, polyethylene and ethylene glycol.

•
Nippon Unicar Company Limited—50 percent—a Japan-based manufacturer of polyethylene and specialty polyethylene compounds and specialty silicone products.

•
The OPTIMAL Group 24 percent; OPTIMAL Glycols (Malaysia) Sdn Bhd—50 percent; OPTIMAL Chemicals (Malaysia) Sdn Bhd—50 percent]—Malaysian companies operating an ethane/propane cracker, an ethylene glycol facility and a production facility for ethylene and propylene derivatives within a world-scale, integrated chemical complex located in Kerteh, Terengganu, Malaysia. Manufacturing began in 2002.

•
Univation Technologies, LLC—50 percent—a U.S. company that develops, markets and licenses polyethylene process technology and related catalysts.

•
UOP LLC—50 percent—a U.S. company that supplies process technology, catalysts, molecular sieves and adsorbents to the petroleum refining, petrochemical and gas-processing industries worldwide.

Financial Information About Foreign and Domestic Operations and Export Sales

In 2003, the Corporation derived 48 percent of its trade sales from customers outside the United States and had 1 percent of its property investment outside the United States. Due to the exchange of ownership interests in the majority of the Corporation's significant foreign subsidiaries with Dow in 2001 (see Note C to the Consolidated Financial Statements), the amount of assets outside the United States is no longer material to the Corporation. See Note S to the Consolidated Financial Statements for information on sales to external customers and long-lived assets by geographic area.

Protection of the Environment

Matters pertaining to the environment are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes A and J to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

The Corporation operates 19 manufacturing sites in seven countries. The Corporation considers that its properties are in good operating condition and that its machinery and equipment have been well maintained. The following are the major production sites:

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

        Separately, the Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC's premises, and UCC's responsibility for asbestos suits filed against a former subsidiary, Amchem Products, Inc. ("Amchem"). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to the Corporation's products.

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including the Corporation and Amchem, increased in 2001, 2002 and the first half of 2003. The rate of filing significantly abated in the second half of 2003. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

        The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2003	2002	2001
Claims unresolved at January 1	200,882	126,564	57,025
Claims filed	122,586	121,916	73,806
Claims settled, dismissed or otherwise resolved	(129,577)	(47,598)	(4,267)

Claims unresolved at December 31	193,891	200,882	126,564

Claimants with claims against both UCC and Amchem	66,656	66,008	41,657

Individual Claimants at December 31	127,235	134,874	84,907

        In more than 98 percent of the cases filed against the Corporation and Amchem no specific amount of damages is alleged or, if an amount is alleged, it merely represents jurisdictional amounts or amounts to be proven at trial. This percentage has been increasing with more recently filed cases. Even in those situations where specific damages are alleged, the claims frequently seek the same amount of damages, irrespective of the disease or injury. Plaintiffs' lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, even when specific damages are alleged with respect to a specific disease or injury, those damages are not expressly identified as to UCC, Amchem or any other particular defendant. In fact, there are no cases in which only the Corporation and/or Amchem are the sole named defendants. For these reasons and based upon the Corporation's litigation and settlement experience, the Corporation does not consider the damages alleged against it and Amchem to be a meaningful factor in its determination of any potential asbestos liability.

        As noted above, the Corporation is typically only one of many named defendants, many of which, including UCC and Amchem, were members of the Center for Claims Resolution ("CCR"), an entity that defended and resolved asbestos cases on behalf of its members. As members of the CCR, the Corporation's and Amchem's strategy was to resolve the claims against them at the relatively small percentage allocated to them pursuant to the CCR's collective defense. The

CCR ceased operating in February 2001, except to administer certain settlements. The Corporation then began using Peterson Asbestos Claims Enterprise, but only for claims processing and insurance invoicing.

        The Corporation is a wholly owned subsidiary of Dow, and certain members of Dow's legal department and certain Dow management personnel have been retained to provide their experience in mass tort litigation to assist Union Carbide in responding to asbestos-related matters. In early 2002, the Corporation hired new outside counsel to serve as national trial counsel. In connection with these actions, aggressive defense strategies were designed to reduce the cost of resolving all asbestos-related claims, including the elimination of claims that lack demonstrated illness or causality.

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

        The Corporation provided ARPC with all relevant data regarding asbestos-related claims filed against UCC and Amchem through November 6, 2002. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against UCC and Amchem because of various uncertainties associated with the litigation of those claims. These uncertainties, which hindered ARPC's ability to project future claim volumes and resolution costs, included the following:

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

        Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised the Corporation that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face the Corporation and Amchem, if certain assumptions were made. Specifically, ARPC advised the Corporation that for purposes of determining an estimate it is reasonable to assume that in the near term asbestos-related claims filed against UCC and Amchem are unlikely to return to levels below those experienced prior to 2001—when the recent spike in filings commenced—and that average claim values are unlikely to return to levels below those experienced in 2001-2002, the years immediately following CCR's cessation of operations. ARPC advised the Corporation that, by assuming that future filings would be at a level consistent with the levels experienced immediately prior to 2001 and extrapolating from 2001 and 2002 average claim values, ARPC could make a reasonable forecast of the cost of resolving asbestos-related claims facing UCC and Amchem. ARPC also advised that forecasts of resolution costs for a 10 to 15 year period from the date of the forecast are likely to be more accurate than forecasts for longer periods of time.

        In projecting the resolution costs for future asbestos-related claims, ARPC applied two methodologies that have been widely used for forecasting purposes. Applying these methodologies, ARPC forecast the number and allocation by disease category of those potential future claims on a year-by-year basis through 2049. ARPC then calculated the percentage of claims in each disease category that had been closed with payments in 2001 and 2002. Using those percentages, ARPC calculated the number of future claims by disease category that would likely require payment by Union Carbide and Amchem and multiplied the number of such claims by the mean values paid by UCC and Amchem, respectively, to dispose of such claims in 2001 and 2002. In estimating the cost of resolving pending claims, ARPC used a process similar to that used for calculating the cost of resolving future claims. In each instance, ARPC's projections specifically assumed the following:

  •
  In the near term, the number of future claims to be filed against UCC and Amchem will be at a level consistent with levels experienced immediately prior to 2001.

  •
  The number of future claims to be filed against UCC and Amchem will decline at a fairly constant rate each year from 2003.

  •
  The percentage of claims settled by UCC and Amchem out of the total claims resolved (whether by settlement or dismissal) will be consistent with the percentage for 2001 and 2002.

  •
  The average settlement value for pending and future claims will be equivalent to those experienced during 2001 and 2002.

        As of December 31, 2002, ARPC estimated the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, for the 15-year period from the present through 2017 to be between approximately $2.2 billion and $2.4 billion, depending on which of the two accepted methodologies was used.

        Although ARPC provided estimates for a longer period of time, based on ARPC's advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, the Corporation determined that the 15-year period through 2017 was the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. The Corporation concluded that it was probable that the undiscounted cost of disposing of asbestos-related pending and future claims ranged from $2.2 billion to $2.4 billion, which was the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, the Corporation increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. At December 31, 2002, approximately 28 percent of the recorded liability related to pending claims and approximately 72 percent related to future claims.

        At each balance sheet date, the Corporation compares current asbestos claim and resolution activity to the assumptions in the ARPC study to determine whether the accrual continues to be appropriate. In addition, in November 2003, the Corporation requested ARPC to review the asbestos claim and resolution activity during 2003 and determine the appropriateness of updating its study. In its response to that request, ARPC reviewed and analyzed data through November 25, 2003 to determine the number of asbestos-related filings and costs associated with 2003 activity. In January 2004, ARPC stated that an update at this time would not provide a more likely estimate of future events than that reflected in its study of the previous year and, therefore, the estimate in that study remains applicable. Based on the Corporation's own review of the current asbestos claim and resolution activity and ARPC's response, the Corporation determined that no change to the accrual was required at this time. Management noted, however, that the total number of claims filed in 2003 did exceed the number of claims assumed to be filed in the ARPC study. After consultation with outside counsel and other consultants, management believes this fact was strongly influenced by the pending national legislation and tort reform initiatives in key states.

        The annual average resolution payment per asbestos claimant and the rate of new claim filings has fluctuated both up and down since the beginning of 2001. Union Carbide's management expects such fluctuations to continue in the future based upon the number and type of claims settled in a particular period, the jurisdictions in which such claims arose, and the extent to which any proposed legislative reform related to asbestos litigation is being considered.

        At December 31, 2003, the asbestos-related liability for pending and future claims was $1.9 billion. At December 31, 2003, approximately 33 percent of the recorded liability related to pending claims and approximately 67 percent related to future claims.

        At December 31, 2002, the Corporation increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. Combined with the previously mentioned increase in the asbestos-related liability at December 31, 2002, this resulted in a net income statement impact of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. The insurance receivable related to the asbestos liability was determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. At December 31, 2003, the receivable for insurance recoveries related to asbestos liability was $1.0 billion.

        In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31

	2003	2002
Receivables for defense costs	$94	$77
Receivables for resolution costs	255	142

Total	$349	$219

        The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs at December 31

	2003	2002	2001
Defense costs for the year	$110	$92	$14
Aggregate defense costs to date	258	148	56
Resolution costs for the year	293	155	39
Aggregate resolution costs to date	626	333	178

        The Corporation's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, the Corporation increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce the insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on results of operations for defense costs was the amount of those costs not covered by insurance. Since the Corporation expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted, and will continue to impact results of operations. The pretax impact for defense and resolution costs, net of insurance, was $94 million in 2003, $9 million in 2002 and $9 million in 2001, and was reflected in "Cost of sales."

        In September 2003, the Corporation filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims. Although the Corporation already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage. The Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is collectible. The Corporation reached this conclusion after a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies.

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

        Because of the uncertainties described above, management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing the Corporation and Amchem. Management believes that it is reasonably possible that the cost of disposing of the Corporation's asbestos-related claims, including future defense costs, could have a material adverse impact on the results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I of Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation is a wholly owned subsidiary of Dow; consequently there is no public trading market for the Corporation's common stock.

ITEM 6. SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I of Form 10-K.

Union Carbide Corporation and Subsidiaries
Item 7. Management's Discussion and Analysis of Financial Condition
and Results of Operations

Pursuant to General Instruction I of Form 10-K "Omission of Information by Certain Wholly-Owned Subsidiaries," this section includes only management's narrative analysis of the results of operations for the year ended December 31, 2003, the most recent fiscal year, compared with the year ended December 31, 2002, the fiscal year immediately preceding it.

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

        In order to realize synergies of the merger, the Corporation and/or certain of its subsidiaries entered into several agreements with Dow and/or its subsidiaries to combine legal entities in Europe, Latin America and Canada. In exchange for the contribution of ownership interests, the Corporation directly or indirectly received shares of stock in each acquiring company in proportion to the relative fair market values of the combined assets. The resulting investments were recorded at the book value of the net assets the Corporation contributed, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). See Note C to the Consolidated Financial Statements.

Results of Operations

The Corporation reported net income of $313 million for 2003, compared with a net loss of $510 million for 2002. The results for 2003 were favorably impacted by higher selling prices, a significant increase in earnings from nonconsolidated affiliates, gains on the sale of non-strategic assets, and lower operating expenses. The results for 2002 were reduced by the impact of several items: a charge of $828 million ($522 million after tax) for the estimated cost of disposing of pending and potential future asbestos-related claims (net of related insurance receivables), merger-related severance of $55 million, and an asset write-down of $44 million related to restructuring activities undertaken late in 2002.

        Total net sales for 2003 increased 8 percent to $5.2 billion from $4.8 billion in 2002. Sales to Dow in 2003 were $4.8 billion compared with $4.4 billion in 2002. Selling prices to Dow are based on market prices for the related products. Increases in average selling prices occurred for most products in 2003 compared with 2002, led by substantial increases in ethylene glycol ("EG") and polyethylene. EG volume also was up substantially compared with 2002. Technology licensing and catalyst sales in 2003 were down compared with 2002, as increased volume in licensing was more than offset by lower catalyst volume. The decline in catalyst sales was primarily due to a change in the sourcing of polyethylene catalyst sales. Beginning in 2003, polyethylene catalysts previously sold by UCC were sourced through Univation Technologies LLC ("Univation"), a 50:50 joint venture of the Corporation.

        Gross margin as a percent of sales for 2003 was 7.8 percent compared with 10.4 percent in 2002. While higher selling prices in 2003 more than offset the impact of higher feedstock and energy costs, gross margin was negatively impacted by approximately $140 million related to asset write-downs and asbestos defense costs. Excluding these items, gross margin as a percent of sales was comparable with 2002.

        Research and development expenses for 2003 declined $23 million from 2002. Selling, general and administrative expenses declined $15 million compared with 2002. These operating expenses continued to decline as the Corporation remained focused on reducing expenses.

        Equity in earnings of nonconsolidated affiliates increased from $67 million in 2002 to $220 million in 2003. The increase was driven by substantially stronger results at EQUATE Petrochemical Company K.S.C., the OPTIMAL Group and Univation. All of the Corporation's joint ventures reported positive earnings in 2003.

        Sundry income (expense)—net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income for 2003 was net income of $25 million, compared with net expense of $3 million in 2002. Sundry income increased in 2003 principally due to net gains associated with the sale of assets, including approximately $35 million for certain product lines of Amerchol Corporation, a wholly owned subsidiary, and approximately $17 million for sales of other non-strategic assets.

        Interest income for 2003 decreased $26 million compared with 2002 due to a decline in average interest rates. In addition, interest income for 2002 included $18 million related to a note receivable repaid in the second quarter of 2002.

        Interest expense and amortization of debt discount for 2003 decreased $18 million compared with 2002, reflecting reduced debt levels and a continuing decline in average interest rates.

        The provision for income taxes was $100 million in 2003 versus a credit of $124 million in 2002. UCC's overall effective tax rate was 24.2 percent for 2003, compared with 19.6 percent for 2002. The underlying factors affecting UCC's overall effective tax rates are summarized in Note R to the Consolidated Financial Statements.

        In September 2003, Moody's Investor Services lowered the Corporation's long-term debt rating from "Baa2" to "B1". In December 2003, Standard & Poor's Ratings Services lowered UCC's corporate credit and senior unsecured ratings from "A-" to "BBB-". The Corporation does not expect these changes to affect its main borrowing facility, although the Corporation may incur higher borrowing costs.

OTHER MATTERS

Accounting Changes

See Note A to the Consolidated Financial Statements for a discussion of accounting changes and recently issued accounting pronouncements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Following are the Corporation's critical accounting policies impacted by judgments, assumptions and estimates:

  Litigation

  The Corporation is subject to legal proceedings and claims arising out of the normal course of business. The Corporation routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an actuarial analysis of historical claims experience for incurred but not reported matters. The Corporation has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to minimize the impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note J to the Consolidated Financial Statements.

  Asbestos-Related Matters

  The Corporation, and a former subsidiary, Amchem Products, Inc. ("Amchem"), are and have been involved in a large number of asbestos-related suits filed primarily in state courts during the past thee decades. A liability for resolving both pending and future asbestos-related claims through 2017 has been estimated and recorded. The liability was estimated by Analysis, Research & Planning Corporation ("ARPC"), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos. The estimate was based on the following four assumptions:

    •
    In the near term, the number of future claims to be filed against UCC and Amchem will be at a level consistent with levels experienced immediately prior to 2001.

    •
    The number of future claims to be filed against UCC and Amchem will decline at a fairly constant rate each year from 2003.

    •
    The percentage of claims settled by UCC and Amchem out of the total claims resolved (whether by settlement or dismissal) will be consistent with the percentage for 2001 and 2002.

    •
    The average settlement values for pending and future claims will be equivalent to those experienced during 2001 and 2002.

          Based on the estimate provided by ARPC, the Corporation increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion. At December 31, 2003, the Corporation's asbestos-related liability for pending and future claims was $1.9 billion. The Corporation also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002. At December 31, 2003, the Corporation's receivable for insurance recoveries related to its asbestos liability was $1.0 billion. In addition, the Corporation had receivables for insurance recoveries for defense and resolution costs of $349 million at December 31, 2003 and $219 million at December 31, 2002.

          At each balance sheet date, the Corporation compares current asbestos claim and resolution activity to the assumptions used in the ARPC study to determine whether the accrual continues to be appropriate. Based on the Corporation's review of 2003 activity and ARPC's review and analysis of 2003 claims activity, the Corporation determined that no change to the accrual was required at December 31, 2003.

          The amounts recorded by the Corporation for the asbestos-related liability and related insurance receivable were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claims, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for the Corporation to be higher or lower than those projected or those recorded.

          For additional information, see Legal Proceedings, Asbestos-Related Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note J to the Consolidated Financial Statements.

  Environmental Matters

  The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had accrued obligations of $130 million at December 31, 2002, for environmental remediation and restoration costs, including $35 million for the remediation of Superfund sites. At December 31, 2003, the Corporation had accrued obligations of $109 million for environmental remediation and restoration costs, including $33 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note J to the Consolidated Financial Statements.

  Pension and Other Postretirement Benefits

  The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2003, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note L to the Consolidated Financial Statements. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

          The expected long-term rate of return on assets is developed with input from the Corporation's actuarial firm, which includes the actuary's review of the asset class return expectations of several respected consultants and economists, based on broad equity and bond indices. The Corporation's historical experience with the pension fund asset performance and comparisons to expected returns of peer companies with similar fund assets is also considered. The long-term rate of return assumption used for determining net periodic pension expense for 2003 was 9 percent. This assumption was maintained at 9 percent for determining 2004 net periodic pension expense. The actual rate of return in 2003 was 17 percent. Future actual pension income will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Corporation's pension plans.

          The Corporation bases the determination of pension expense or income on a market-related valuation of plan assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. For the year ending December 31, 2003, $492 million of net losses remain to be recognized in the calculation of the market-related value of plan assets. These net losses will result in increases in future pension expense as they are recognized in the market-related value of assets. The increase or decrease in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

  Increase (Decrease) in Market-Related Asset Value
  due to Recognition of Prior Asset Gains and Losses

In millions
2004	$(231)
2005	(218)
2006	(85)
2007	42

Total	$(492)

          The discount rate utilized for determining future pension obligations is based on long-term bonds receiving an AA- or better rating by a recognized rating agency. The resulting discount rate decreased from 6.75 percent at December 31, 2002, to 6.25 percent at December 31, 2003.

          For 2004, the Corporation decreased its assumption for the long-term rate of increase in compensation levels from 5 percent for 2003 to 4.5 percent.

          Based on the revised pension assumptions and changes in the market-related value of assets due to the recognition of prior asset gains and losses, the Corporation expects to record $1 million less in income for pension and other postretirement benefits in 2004 than it did in 2003.

          The value of the qualified plan assets increased from $3.4 billion at December 31, 2002, to $3.7 billion at December 31, 2003. The investment performance increased the funded status of the qualified plans, net of benefit obligations, by $148 million from December 31, 2002 to December 31, 2003. This increase was somewhat mitigated by a decline in the discount rate assumption. For 2004, the Corporation expects to make cash contributions of approximately $57 million for the pension and other postretirement benefit plans.

  Income Taxes

  Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Based on the evaluation of available evidence, both positive and negative, the Corporation recognizes future tax benefits, such as net operating loss carryforwards and tax credit carryforwards, to the extent that realizing these benefits is considered more likely than not.

          At December 31, 2003, the Corporation had a net deferred tax asset balance of $839 million and no valuation allowance. In evaluating the ability to realize its deferred tax assets, the Corporation relied principally on forecasted taxable income using historical and projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies.

          At December 31, 2003, the Corporation had deferred tax assets for tax loss and tax credit carryforwards of $575 million, $39 million of which is subject to expiration in the years 2004-2008. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Corporation needs taxable income of approximately $1.6 billion across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2004-2008 is approximately $110 million.

          For additional information, see note R to the Consolidated Financial Statements.

Environmental Matters

Environmental Policies

Prior to the Dow merger, the Corporation and Dow both were RESPONSIBLE CARE companies, committed to the Guiding Principles of RESPONSIBLE CARE, to environmental, health and safety ("EH&S") performance improvement and to public accountability. Dow's EH&S management system ("EMS") and EH&S 2005 Goals were implemented at all UCC sites in order to minimize environmental risks and impacts, both past and future.

        Dow's EH&S 2005 Goals, initiated in 1996, include reducing leaks, spills, fires, explosions, work-related injuries and transportation incidents by 90 percent, and reducing chemical emissions, waste and wastewater by 50 percent. Dow's EMS defines for the businesses the "who, what, when and how" needed to achieve the policies, requirements, performance objectives, leadership expectations and public commitments. EMS is also designed to minimize the long-term cost of environmental protection and to comply with applicable laws and regulations. Security aspects of EMS were strengthened to require site vulnerability assessments to ensure appropriate safeguards to protect employees and physical assets in a post-September 11th world. Furthermore, EMS is integrated into a company-wide Management System for EH&S, Operations, Quality and Human Resources, including implementation of the global EH&S Work Process to improve EH&S performance and to ensure ongoing compliance worldwide.

        UCC first works to eliminate or minimize the generation of waste and emissions at the source through research, process design, plant operations and maintenance. Next, UCC finds ways to reuse and recycle materials. Finally, unusable or non-recyclable hazardous waste is treated before disposal to eliminate or reduce the hazardous nature and volume of the waste. Treatment may include destruction by chemical, physical, biological or thermal means. Disposal of waste materials in landfills is considered only after all other options have been thoroughly evaluated. UCC has specific requirements for wastes that are transferred to non-UCC facilities, including the periodic auditing of these facilities.

Climate Change

There is growing political and scientific consensus that emissions of greenhouse gases ("GHG") due to human activities continue to alter the composition of the global atmosphere in ways that are affecting the climate. UCC takes global climate change very seriously and is committed to reducing its GHG intensity (lbs. of GHG per lb. of product), developing climate-friendly products and processes, and, over the longer term, implementing technology solutions to achieve even greater climate change improvements. Given the uncertainties regarding implementation of the Kyoto Protocol and related climate change policies, it is speculative to engage in an assessment of either the potential liability or benefit associated with climate change issues.

Environmental Remediation

UCC accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, UCC recognizes the costs over the useful life of the facility. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note A to the Consolidated Financial Statements. To assess the impact on the financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had an accrued liability of $76 million at December 31, 2003, compared with $95 million at December 31, 2002, related to the remediation of current or former UCC-owned sites. The Corporation has not recorded any third-party recovery related to these sites as a receivable.

        In addition to current and former UCC-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as "Superfund Law"), UCC is liable for remediation of other hazardous waste sites where UCC allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. UCC readily cooperates in the remediation of these sites where the Corporation's liability is clear, thereby minimizing legal and administrative costs. Because Superfund Law imposes joint and several liability upon each party at a site, UCC has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties ("PRPs") at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management's estimate of the Corporation's remaining liability for the remediation of Superfund sites was $33 million at December 31, 2003 and $35 million at December 31, 2002, which has been accrued, although the ultimate cost with respect to these sites could exceed that amount.

Information regarding environmental sites is provided below:

Environmental Sites	UCC-owned Sites		Superfund Sites
	2003	2002	2003	2002
Number of sites at January 1	30	30	51	51
Sites added during year	—	—	6	1
Sites closed during year	—	—	(1)	(1)

Number of sites at December 31	30	30	56	51

        In total, the Corporation's accrued liability for probable environmental remediation and restoration costs was $109 million at December 31, 2003, compared with $130 million at the end of 2002. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. It is the opinion of management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Corporation's consolidated financial statements.

        The amounts charged to income on a pretax basis related to environmental remediation totaled $2 million in 2003, $20 million in 2002 and $3 million in 2001. Capital expenditures for environmental protection were $20 million in 2003, $9 million in 2002 and $7 million in 2001.

Asbestos-Related Matters

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC's premises, and UCC's responsibility for asbestos suits filed against a former subsidiary, Amchem Products, Inc. ("Amchem"). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to the Corporation's products.

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including the Corporation and Amchem, increased in 2001, 2002 and the first half of 2003. The rate of filing significantly abated in the second half of 2003. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

        The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2003	2002	2001
Claims unresolved at January 1	200,882	126,564	57,025
Claims filed	122,586	121,916	73,806
Claims settled, dismissed or otherwise resolved	(129,577)	(47,598)	(4,267)

Claims unresolved at December 31	193,891	200,882	126,564

Claimants with claims against both UCC and Amchem	66,656	66,008	41,657

Individual Claimants at December 31	127,235	134,874	84,907

        In more than 98 percent of the cases filed against the Corporation and Amchem no specific amount of damages is alleged or, if an amount is alleged, it merely represents jurisdictional amounts or amounts to be proven at trial. This percentage has been increasing with more recently filed cases. Even in those situations where specific damages are alleged, the claims frequently seek the same amount of damages, irrespective of the disease or injury. Plaintiffs' lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, even when specific damages are alleged with respect to a specific disease or injury, those damages are not expressly identified as to UCC, Amchem or any other particular defendant. In fact, there are no cases in which only the Corporation and/or Amchem are the sole named defendants. For these reasons and based upon the Corporation's litigation and settlement experience, the

Corporation does not consider the damages alleged against it and Amchem to be a meaningful factor in its determination of any potential asbestos liability.

        As noted above, the Corporation is typically only one of many named defendants, many of which, including UCC and Amchem, were members of the Center for Claims Resolution ("CCR"), an entity that defended and resolved asbestos cases on behalf of its members. As members of the CCR, the Corporation's and Amchem's strategy was to resolve the claims against them at the relatively small percentage allocated to them pursuant to the CCR's collective defense. The CCR ceased operating in February 2001, except to administer certain settlements. The Corporation then began using Peterson Asbestos Claims Enterprise, but only for claims processing and insurance invoicing.

        The Corporation is a wholly owned subsidiary of Dow, and certain members of Dow's legal department and certain Dow management personnel have been retained to provide their experience in mass tort litigation to assist Union Carbide in responding to asbestos-related matters. In early 2002, the Corporation hired new outside counsel to serve as national trial counsel. In connection with these actions, aggressive defense strategies were designed to reduce the cost of resolving all asbestos-related claims, including the elimination of claims that lack demonstrated illness or causality.

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

        The Corporation provided ARPC with all relevant data regarding asbestos-related claims filed against UCC and Amchem through November 6, 2002. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against UCC and Amchem because of various uncertainties associated with the litigation of those claims. These uncertainties, which hindered ARPC's ability to project future claim volumes and resolution costs, included the following:

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

        Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised the Corporation that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face the Corporation and Amchem, if certain assumptions were made. Specifically, ARPC advised the Corporation that for purposes of determining an estimate it is reasonable to assume that in the near term asbestos-related claims filed against UCC and Amchem are unlikely to return to levels below those experienced prior to 2001—when the recent spike in filings commenced—and that average claim values are unlikely to return to levels below those experienced in 2001-2002, the years immediately following CCR's cessation of operations. ARPC advised the Corporation that, by assuming that future filings would be at a level consistent with the levels experienced immediately prior to 2001 and extrapolating from 2001 and 2002 average claim values, ARPC could make a reasonable forecast of the cost of resolving asbestos-related claims facing UCC and Amchem. ARPC also advised that forecasts of resolution costs for a 10 to 15 year period from the date of the forecast are likely to be more accurate than forecasts for longer periods of time.

        In projecting the resolution costs for future asbestos-related claims, ARPC applied two methodologies that have been widely used for forecasting purposes. Applying these methodologies, ARPC forecast the number and allocation by disease category of those potential future claims on a year-by-year basis through 2049. ARPC then calculated the percentage of claims in each disease category that had been closed with payments in 2001 and 2002. Using those percentages, ARPC calculated the number of future claims by disease category that would likely require payment by Union Carbide and Amchem and multiplied the number of such claims by the mean values paid by UCC and Amchem, respectively, to dispose of such claims in 2001 and 2002. In estimating the cost of resolving pending claims, ARPC used a process similar to that used for calculating the cost of resolving future claims. In each instance, ARPC's projections specifically assumed the following:

  •
  In the near term, the number of future claims to be filed against UCC and Amchem will be at a level consistent with levels experienced immediately prior to 2001.

  •
  The number of future claims to be filed against UCC and Amchem will decline at a fairly constant rate each year from 2003.

  •
  The percentage of claims settled by UCC and Amchem out of the total claims resolved (whether by settlement or dismissal) will be consistent with the percentage for 2001 and 2002.

  •
  The average settlement value for pending and future claims will be equivalent to those experienced during 2001 and 2002.

        As of December 31, 2002, ARPC estimated the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, for the 15-year period from the present through 2017 to be between approximately $2.2 billion and $2.4 billion, depending on which of the two accepted methodologies was used.

        Although ARPC provided estimates for a longer period of time, based on ARPC's advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, the Corporation determined that the 15-year period through 2017 was the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. The Corporation concluded that it was probable that the undiscounted cost of disposing of asbestos-related pending and future claims ranged from $2.2 billion to $2.4 billion, which was the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, the Corporation increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. At December 31, 2002, approximately 28 percent of the recorded liability related to pending claims and approximately 72 percent related to future claims.

        At each balance sheet date, the Corporation compares current asbestos claim and resolution activity to the assumptions in the ARPC study to determine whether the accrual continues to be appropriate. In addition, in November 2003, the Corporation requested ARPC to review the asbestos claim and resolution activity during 2003 and determine the appropriateness of updating its study. In its response to that request, ARPC reviewed and analyzed data through November 25, 2003 to determine the number of asbestos-related filings and costs associated with 2003 activity. In January 2004, ARPC stated that an update at this time would not provide a more likely estimate of future events than that reflected in its study of the previous year and, therefore, the estimate in that study remains applicable. Based on the Corporation's own review of the current asbestos claim and resolution activity and ARPC's response, the Corporation determined that no change to the accrual was required at this time. Management noted, however, that the total number of claims filed in 2003 did exceed the number of claims assumed to be filed in the ARPC study. After consultation with outside counsel and other consultants, management believes this fact was strongly influenced by the pending national legislation and tort reform initiatives in key states.

        The annual average resolution payment per asbestos claimant and the rate of new claim filings has fluctuated both up and down since the beginning of 2001. Union Carbide's management expects such fluctuations to continue in the future based upon the number and type of claims settled in a particular period, the jurisdictions in which such claims arose, and the extent to which any proposed legislative reform related to asbestos litigation is being considered.

        At December 31, 2003, the asbestos-related liability for pending and future claims was $1.9 billion. At December 31, 2003, approximately 33 percent of the recorded liability related to pending claims and approximately 67 percent related to future claims.

        At December 31, 2002, the Corporation increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. Combined with the previously mentioned increase in the asbestos-related liability at December 31, 2002, this resulted in a net income statement impact of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. The insurance receivable related to the asbestos liability was determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. At December 31, 2003, the receivable for insurance recoveries related to asbestos liability was $1.0 billion.

        In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance
Carriers at December 31

	2003	2002
Receivables for defense costs	$94	$77
Receivables for resolution costs	255	142

Total	$349	$219

        The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs at December 31

	2003	2002	2001
Defense costs for the year	$110	$92	$14
Aggregate defense costs to date	258	148	56
Resolution costs for the year	293	155	39
Aggregate resolution costs to date	626	333	178

        The Corporation's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, the Corporation increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce the insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on results of operations for defense costs was the amount of those costs not covered by insurance. Since the Corporation expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted and will continue to impact results of operations. The pretax impact for defense and resolution costs, net of insurance, was $94 million in 2003, $9 million in 2002 and $9 million in 2001, and was reflected in "Cost of sales."

        In September 2003, the Corporation filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims. Although the Corporation already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage. The Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is collectible. The Corporation reached this conclusion after a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies.

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

        Because of the uncertainties described above, management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing the Corporation and Amchem. Management believes that it is reasonably possible that the cost of disposing of the Corporation's asbestos-related claims, including future defense costs, could have a material adverse impact on the results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

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

        The main objective of interest rate risk management is to reduce the total funding cost to the Corporation and to alter the interest rate exposure to the desired risk profile. The Corporation's primary exposure is to the U.S. dollar yield curve. UCC will use interest rate swaps and "swaptions," when appropriate, to accomplish this objective.

        UCC uses value at risk ("VAR"), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. On an ongoing basis, the Corporation estimates the maximum gain or loss that could arise in one day, given a two-standard-deviation move in the respective price levels. These amounts are relatively insignificant in comparison to the size of the equity of the Corporation. The VAR methodology used by UCC is based primarily on the variance/covariance statistical model. The year-end VAR and average quarterly VAR for 2003 and 2002 are shown below:

Total Daily VAR at December 31*

	2003		2002
In millions
	Year-end	Average	Year-end	Average
Interest rate	$20	$21	$21	$20

*Using a 95 percent confidence level

See Notes H and O to the Consolidated Financial Statements for further disclosure regarding market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report
To the Board of Directors and Stockholder of Union Carbide Corporation:

We have audited the accompanying consolidated balance sheets of Union Carbide Corporation and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholder's equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed at Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Carbide Corporation and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes A and F to the consolidated financial statements, effective January 1, 2002, the Corporation changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP DELOITTE & TOUCHE LLP Midland, Michigan January 29, 2004

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

(In millions) For the years ended December 31	2003	2002	2001
Net trade sales	$353	$415	$3,876
Net sales to related companies	4,813	4,372	1,531

Total Net Sales	5,166	4,787	5,407

Cost of sales	4,761	4,291	5,104
Research and development expenses	96	119	134
Selling, general and administrative expenses	33	48	149
Amortization of intangibles	4	4	11
Merger-related expenses and restructuring	—	99	1,223
Asbestos-related charge	—	828	—
Equity in earnings of nonconsolidated affiliates	220	67	50
Sundry income (expense)—net	25	(3)	—
Interest income	10	36	24
Interest expense and amortization of debt discount	113	131	181

Income (Loss) before Income Taxes and Minority Interests	414	(633)	(1,321)

Provision (Credit) for income taxes	100	(124)	(626)
Minority interests' share in income	1	1	4

Net Income (Loss) Available for Common Stockholder	$313	$(510)	$(699)

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

(In millions) At December 31	2003	2002
Assets
Current Assets
Cash and cash equivalents	$21	$25
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2003: $4; 2002: $7)	59	72
Related companies	403	756
Other	120	134
Inventories	182	219
Deferred income tax assets—current	56	134
Asbestos-related insurance receivables—current	200	80

Total current assets	1,041	1,420

Investments
Investments in related companies	461	461
Investments in nonconsolidated affiliates	626	539
Other investments	35	39
Noncurrent receivables	17	28
Noncurrent receivables from related companies	—	17

Total investments	1,139	1,084

Property
Property	7,375	7,567
Less accumulated depreciation	5,132	5,022

Net property	2,243	2,545

Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization—2003: $118; 2002: $114)	23	23
Deferred income tax assets—noncurrent	783	756
Asbestos-related insurance receivables—noncurrent	1,176	1,489
Deferred charges and other assets	73	71

Total other assets	2,081	2,365

Total Assets	$6,504	$7,414

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share amounts) At December 31	2003	2002
Liabilities and Stockholder's Equity
Current Liabilities
Notes payable:
Related companies	$23	$310
Other	2	6
Long-term debt due within one year	16	380
Accounts payable:
Trade	253	285
Related companies	287	297
Other	32	33
Income taxes payable	77	67
Asbestos-related liabilities—current	122	124
Accrued and other current liabilities	237	226

Total current liabilities	1,049	1,728

Long-Term Debt	1,272	1,288

Other Noncurrent Liabilities
Pension and other postretirement benefits—noncurrent	524	636
Asbestos-related liabilities—noncurrent	1,791	2,072
Other noncurrent obligations	477	597

Total other noncurrent liabilities	2,792	3,305

Minority Interest in Subsidiaries	3	4

Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	—	—
Retained earnings	1,746	1,433
Accumulated other comprehensive loss	(358)	(344)

Net stockholder's equity	1,388	1,089

Total Liabilities and Stockholder's Equity	$6,504	$7,414

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2003	2002	2001
Operating Activities
Net Income (Loss) Available for Common Stockholder	$313	$(510)	$(699)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	340	328	383
Provision (Credit) for deferred income tax	34	(137)	(606)
Earnings/losses of nonconsolidated affiliates in excess of dividends received	(151)	(14)	(42)
Minority interests' share in income	1	1	4
Net loss on sales of consolidated companies	—	2	—
Net gain on sales of nonconsolidated affiliates	(20)	—	—
Net gain on sales of property	(34)	(18)	(4)
Other net (gain) loss	1	(28)	(24)
Merger-related expenses and restructuring	—	34	836
Asbestos-related charge	—	828	—
Tax benefit—nonqualified stock option exercises	—	—	4
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	198	206	264
Related company receivables	353	568	(1,324)
Inventories	32	144	236
Accounts payable	(34)	(124)	(140)
Related company payables	(10)	(900)	1,197
Other assets and liabilities	(448)	(404)	105

Cash provided by (used in) operating activities	575	(24)	190

Investing Activities
Capital expenditures	(109)	(101)	(78)
Proceeds from sales of property	99	46	4
Proceeds from sales of consolidated companies	1	20	—
Investments in nonconsolidated affiliates	(16)	(23)	(11)
Distribution from nonconsolidated affiliate	63	—	—
Advances to nonconsolidated affiliates, net of cash received	—	—	203
Collection of noncurrent notes receivable from related companies	17	483	—
Proceeds from sales of nonconsolidated affiliates	27	—	180
Purchases of investments	(5)	(28)	(166)
Proceeds from sales of investments	16	41	245

Cash provided by investing activities	93	438	377

Financing Activities
Changes in short-term notes payable	(4)	(2)	(959)
Changes in notes payable to related companies	(287)	(87)	396
Payments on long-term debt	(380)	(75)	(7)
Proceeds from issuance of long-term debt	—	—	1
Purchases of treasury stock	—	—	(1)
Proceeds from sales of common stock	—	—	6
Distributions to minority interests	(1)	(3)	(3)
Dividends paid to stockholders	—	(257)	(28)

Cash used in financing activities	(672)	(424)	(595)

Summary
Decrease in cash and cash equivalents	(4)	(10)	(28)
Cash and cash equivalents at beginning of year	25	35	63

Cash and cash equivalents at end of year	$21	$25	$35

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Stockholder's Equity

(In millions) For the years ended December 31	2003	2002	2001
Common stock
Balance at beginning of year	$—	$—	$159
Retirement of shares pursuant to merger	—	—	(159)

Balance at end of year	—	—	—

Additional paid-in capital
Balance at beginning of year	—	—	217
Retirement of treasury shares pursuant to merger	—	—	(213)
Issuance of treasury stock at more than cost	—	—	(4)

Balance at end of year	—	—	—

Unearned ESOP shares
Balance at beginning of year	—	—	(50)
Shares allocated to ESOP participants and other	—	—	2
Transfer to note receivable—related company	—	—	48

Balance at end of year	—	—	—

Retained earnings
Balance at beginning of year	1,433	2,200	3,572
Net income (loss)	313	(510)	(699)
Effect of retirement of shares pursuant to merger	—	—	(645)
Common stock dividends declared	—	(257)	(28)

Balance at end of year	1,746	1,433	2,200

Accumulated other comprehensive loss, net of tax
Unrealized gains on investments at beginning of year	1	2	10
Unrealized gains (losses)	4	(1)	(8)

Balance at end of year	5	1	2

Cumulative translation adjustments at beginning of year	(68)	(85)	(234)
Contribution of foreign subsidiaries	—	—	172
Translation adjustments	19	17	(23)

Balance at end of year	(49)	(68)	(85)

Minimum pension liability at beginning of year	(271)	—	—
Adjustments	(40)	(271)	—

Balance at end of year	(311)	(271)	—

Accumulated derivative loss at beginning of year	(6)	—	—
Net hedging results	3	(6)	—

Balance at end of year	(3)	(6)	—

Total accumulated other comprehensive loss	(358)	(344)	(83)

Treasury stock
Balance at beginning of year	—	—	(1,020)
Retirement of shares pursuant to merger	—	—	1,020

Balance at end of year	—	—	—

Net Stockholder's Equity	$1,388	$1,089	$2,117

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31	2003	2002	2001
Net Income (Loss) Available for Common Stockholder	$313	$(510)	$(699)

Other Comprehensive Income (Loss), Net of Tax (tax amounts shown below for 2003, 2002, 2001)
Unrealized gains (losses) on investments:
Unrealized holding gains during the year (Net of Tax of $0, $0, $3)	3	—	6
Less: Reclassification adjustments for net amounts included in net income (loss) (Net of Tax of $1, $0, $(7))	1	(1)	(14)
Cumulative translation adjustments, including effect of contribution of foreign subsidiaries	19	17	149
Minimum pension liability adjustment (Net of Tax of $(3), $(153))	(40)	(271)	—
Net gain (loss) on cash flow hedging derivative instruments	3	(6)	—

Total other comprehensive income (loss)	(14)	(261)	141

Comprehensive Income (Loss)	$299	$(771)	$(558)

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

Dollars in millions, except as noted

A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Principles of Consolidation and Basis of Presentation

Except as otherwise indicated by the context, the terms "Corporation" and "UCC" as used herein mean Union Carbide Corporation and its consolidated subsidiaries. The accompanying consolidated financial statements of the Corporation were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Corporation exercises control and, when applicable, entities for which the Corporation has a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation. Investments in nonconsolidated affiliates (20-50 percent owned companies, joint ventures and partnerships) are accounted for on the equity basis.

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

        Certain reclassifications of prior years' amounts have been made to conform to the presentation adopted for 2003.

Related Companies

Transactions with the Corporation's parent company, Dow, or other Dow subsidiaries have been reflected as related company transactions in the consolidated financial statements. See Note O for further discussion.

Use of Estimates in Financial Statement Preparation

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Corporation's consolidated financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

Foreign Currency Translation

The local currency has been primarily used as the functional currency throughout the world. Translation gains and losses of those operations that use local currency as the functional currency are included in the consolidated balance sheets in "Accumulated other comprehensive income (loss)" ("AOCI"). Where the U.S. dollar is used as the functional currency, foreign currency gains and losses are reflected in income.

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

        The Corporation utilizes derivative instruments to manage exposures to currency exchange rates. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are reported in income or AOCI, depending on the use of the derivative and whether it qualifies for hedge accounting treatment.

Inventories

Inventories are stated at the lower of cost or market. The method of determining cost is used consistently from year to year at each subsidiary and varies between last-in, first-out ("LIFO"); first-in, first-out ("FIFO"); and average cost.

Property

Land, buildings and equipment are carried at cost less accumulated depreciation. Depreciation is based on the estimated service lives of depreciable assets and is provided using the straight-line method. Beginning in mid-2001, the Corporation changed the estimated useful lives assigned to newly acquired assets to conform to the estimated useful lives assigned by Dow to similar assets. No change was made to the estimated lives of assets acquired prior to 2001. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income.

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

Revenue

Substantially all of the Corporation's revenues are from transactions with Dow. Sales are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." Approximately 96 percent of the Corporation's sales are related to sales of product, while 4 percent is related to the licensing of patents and technology. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which for trade sales, usually occurs at the time shipment is made. Substantially all of the Corporation's trade sales are sold FOB ("free on board") shipping point or, with respect to countries other than the United States, an equivalent basis. Title to the product for trade sales passes when the product is delivered to the freight carrier. UCC's standard terms of delivery are included in its contracts of sale, order confirmation documents, and invoices. Freight costs and any directly related associated costs of transporting finished product are recorded as "Cost of sales."

        Revenue for product sales to related companies is recognized as risk and title to the product transfer to the related company, which usually occurs at the time production is complete. Revenue related to the initial licensing of patents and technology is recognized when earned; revenue related to running royalties is recognized according to licensee production levels.

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

        Since February 7, 2001, the Corporation has been included in Dow's consolidated federal income tax group and consolidated income tax return. The Corporation uses the separate return method to account for its income taxes; accordingly, there is no difference between the method used to account for income taxes at the UCC level and the formula in the Dow-UCC Tax Sharing Agreement used to compute the amount due to Dow or UCC for UCC's share of taxable income and tax attributes on Dow's consolidated income tax return.

Accounting Changes

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Corporation adopted SFAS No. 133, as amended and interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues," on January 1, 2001. Due to the Corporation's limited use of financial instruments to manage its exposure to market risks, primarily related to changes in foreign currency exchange rates, the adoption of SFAS No. 133 did not have a material impact on the Corporation's consolidated financial statements. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement, which was effective for contracts entered into or modified after June 30, 2003, codifies decisions made as part of the DIG process, in connection with other FASB projects on financial instruments, and in response to implementation issues in the application of the definition of a derivative. Adoption of this statement did not impact the consolidated financial statements.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which replaces Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Under SFAS No. 141, all business combinations initiated after June 30, 2001 are accounted for using the purchase method. The application of SFAS No. 141 did not result in the reclassification of any amounts previously recorded as goodwill or other intangible assets.

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

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 had an immaterial impact on the consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement, which was effective for exit or disposal activities initiated after December 31, 2002, changed the measurement and timing of costs associated with exit and disposal activities undertaken by the Corporation.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for and disclosures of certain guarantees issued. The initial recognition and measurement provisions of the interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of the interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Corporation's disclosures related to FIN No. 45 can be found in Note J.

        In the first quarter of 2003, Dow adopted the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for new grants of equity instruments to employees. The Corporation will be allocated the portion of expense relating to its employees who receive stock-based compensation. See Note N for disclosures related to stock-based compensation.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation was immediately applicable to variable interest entities ("VIEs") created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. As originally issued, it applied in the fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. In October 2003, the FASB issued FASB Staff Position ("FSP") No. 46-6 which deferred the effective date for FIN No. 46 to the first interim or annual period ending after December 15, 2003 for VIEs created before February 1, 2003. During the second quarter of 2003, the Corporation's only VIE was eliminated when the related operating lease agreement was assigned to Dow; therefore, adoption of FIN No. 46 in the fourth quarter of 2003 did not impact the consolidated financial statements. See Note O for additional information regarding assignment of the lease agreement.

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

        In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. As revised, SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this standard are effective for interim periods beginning after December 15, 2003. See Note L for disclosures regarding the Corporation's pension plans and other postretirement benefits.

        On January 12, 2004, the FASB issued FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, the FSP requires certain disclosures pending further consideration of the underlying accounting issues. The Corporation has elected to defer financial recognition of this legislation. See Note L for the required disclosures.

B    MERGER-RELATED EXPENSES AND RESTRUCTURING

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

        The charge included $629 for employee-related costs, which consisted predominantly of provisions for employee severance, change of control obligations, medical and retirement benefits, and outplacement services. The charge was increased by $3 during 2001, as the original estimates of amounts expected to be paid were further refined. The integration plans included a workforce reduction of approximately 4,200 people. The charge for severance was based upon the severance plan provisions communicated to employees. According to the initial integration plans, the Corporation expected to expend approximately 66 percent of the employee-related costs within the first two years following the Dow merger, though the timing of severance payments was dependent upon employee elections. Expenditures with respect to employee-related costs associated with pension and postretirement benefit plans will occur over a much more extended period. As of December 31, 2001, severance of $327 had been paid to approximately 2,900 former employees. In the first three quarters of 2002, severance of $91 was paid to approximately 1,030 former employees, bringing the program-to-date amount to $418 paid to approximately 3,930 former employees. The severance provision was increased an additional $13 in the third quarter of 2002, and the planned merger-related program for workforce reductions was completed in the fourth quarter of 2002.

        The following table summarizes the activity in the special charge reserve:

	Transaction Costs	Write-down of Duplicate Assets and Facilities	Labor-related Costs	Total
2001:
Special charge	$41	$605	$629	$1,275
Adjustments to reserve	—	(55)	3	(52)
Charges against reserve	$(41)	(473)	(327)	(841)

Balance at Dec. 31, 2001	—	$77	$305	$382

2002:
Charges against reserve	—	$(12)	$(91)	$(103)
Adjustments to reserve	—	—	13	13
Completion of program (1)	—	(65)	(227)	(292)

Balance at Dec. 31, 2002	—	—	—	—

(1)
Upon completion of the program, the outstanding merger-related reserve for employee-related costs associated with pension and postretirement benefit plans is considered part of the Corporation's regular pension and other postretirement obligations. The reserve for leased facilities is included in "Other noncurrent obligations."

        During the fourth quarter of 2002, additional severance of $5 was recorded for merger-related severance and was paid to 48 former employees and an additional charge of $34 was recorded for merger-related severance. Under this revised severance program, which was completed in the first quarter of 2003, $55 was paid to 668 former employees.

Other Restructuring

In late 2002, following the appointment of a new CEO at Dow, all businesses and subsidiaries were asked to undertake a review of all underutilized or underperforming assets. Prior to the end of 2002, certain studies were completed and management made decisions relative to certain assets. The restructuring charge in 2002 included an asset write-down of $44, related to the shutdown of an ethylene manufacturing facility in Texas, which represented the net book value of the facility.

        In the first quarter of 2003, certain studies regarding non-strategic or under-performing assets were completed and management made decisions relative to certain assets. These decisions resulted in the write-off of the net book value of three manufacturing facilities totaling $24 (the largest of which was $16 associated with the impairment and shut down of the ethylene production facilities in Seadrift, Texas, in the third quarter of 2003) included in cost of sales, and the impairment of a chemical transport vessel (sold in the second quarter of 2003) of $11 included in sundry income (expense).

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

        Effective October 1, 2001, the Corporation contributed all of its ownership interests in Union Carbide Canada, Inc. ("UCCI") to Dow Chemical Canada Inc. ("DCCI"), a wholly owned subsidiary of Dow, in exchange for newly issued shares of DCCI stock. The transaction included the contribution of UCCI's equity investments in Alberta & Orient Glycol Company Limited, and Petromont and Company, Limited Partnership ("Petromont").

        Investments in the Dow subsidiaries have been accounted for using the cost method and have been included in "Investments in related companies" in the consolidated balance sheet at the book values of the net assets contributed. The shares of stock in each acquiring company received was in proportion to the relative fair market values of the combined assets.

        The following tables present the combined summarized balance sheet and income statement data of the contributed entities at their respective contribution dates in 2001.

Summarized Balance Sheet Information

Current assets	$816
Noncurrent assets	1,079

Total assets	$1,895

Current liabilities	$955
Noncurrent liabilities	632

Total liabilities	$1,587

Cumulative translation adjustment	$172

Net Assets	$480

Summarized Income Statement Information

Sales	$750
Income (Loss) before Income Taxes and Minority Interests	342
Net income	340

D    INVENTORIES

The following table provides a breakdown of inventories at December 31, 2003 and 2002:

Inventories at December 31	2003	2002
Finished goods	$59	$96
Work in process	25	28
Raw materials	25	24
Supplies	73	71

Total inventories	$182	$219

        The reserves reducing inventories from the first-in, first-out ("FIFO") basis to the last-in, first-out ("LIFO") basis amounted to $96 at December 31, 2003 and $81 at December 31, 2002. The inventories that were valued on a LIFO basis, principally U.S. chemicals and plastics product inventories, represented 48 percent of the total inventories at December 31, 2003 and 52 percent of the total inventories at December 31, 2002.

        A reduction of certain inventories resulted in the liquidation of some quantities of LIFO inventory, which increased pretax income by $2 in 2003, and reduced pretax loss $31 in 2002 and $53 in 2001.

E    PROPERTY

Property at December 31	Estimated Useful Lives (Years)	2003	2002
Land	—	$51	$57
Land and waterway improvements	15-25	215	216
Buildings	5-55	567	573
Machinery and equipment	3-20	5,933	5,962
Utility and supply lines	5-20	60	53
Other	3-30	473	603
Construction in progress	—	76	103

Total property		$7,375	$7,567

	2003	2002	2001
Depreciation expense	$317	$307	$378
Manufacturing maintenance and repair costs	194	204	241
Capitalized interest	4	3	13

F    GOODWILL AND OTHER INTANGIBLE ASSETS

The Corporation ceased amortizing goodwill upon adoption of SFAS No. 142 on January 1, 2002 (see Note A). The following table provides pro forma results for the year ended December 31, 2001, as if the non-amortization provisions of SFAS No. 142 had been applied in 2001, compared with actual results for the years ended December 31, 2003 and 2002:

	2003	2002	2001
Reported net income (loss)	$313	$(510)	$(699)
Add back:
Goodwill amortization, net of tax	—	—	5
Equity method goodwill amortization, net of tax	—	—	2

Adjusted net income (loss)	$313	$(510)	$(692)

        During the fourth quarter of 2003, impairment tests for goodwill were performed in conjunction with Dow's annual budgeting process. As a result of this review, it was determined that no goodwill impairments existed.

        The following table provides information regarding the Corporation's other intangible assets:

Other Intangible Assets at December 31	2003			2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$36	$(31)	$5	$36	$(28)	$8
Patents	5	(3)	2	5	(3)	2
Software	99	(83)	16	95	(82)	13
Other	1	(1)	—	1	(1)	—

Total	$141	$(118)	$23	$137	$(114)	$23

        Amortization expense for other intangible assets (not including software) was $4 in 2003 and 2002, and $5 in 2001. Amortization expense for software, which is included in cost of sales, totaled $2 in 2003 and $4 in 2002 and 2001. Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense
2004	$5.5
2005	2.4
2006	2.0
2007	1.9
2008	1.8

G    SIGNIFICANT NONCONSOLIDATED AFFILIATES

The Corporation's investments in related companies accounted for by the equity method ("nonconsolidated affiliates") were $626 at December 31, 2003 and $539 at December 31, 2002. At December 31, 2003, the Corporation's investment in EQUATE Petrochemical Company K.S.C. ("EQUATE") was $71 less than its proportionate share of the underlying net assets ($89 at December 31, 2002). This amount represents the difference between the value of certain EQUATE assets and the Corporation's related valuation on a U.S. GAAP basis and as such is being amortized over the remaining four-year useful life of the assets. Differences between the Corporation's investments in nonconsolidated affiliates and its share of the investees' net assets (except EQUATE) were $15 at December 31, 2003 and December 31, 2002. Prior to 2002, these amounts were being amortized over the estimated useful lives, which ranged from 5 to 40 years. Amortization ceased effective January 1, 2002, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note F).

        UCC's principal nonconsolidated affiliates and the Corporation's ownership interest for each at December 31, 2003, 2002 and 2001 are shown below:

Principal Nonconsolidated Affiliates at December 31
	Ownership Interest
	2003	2002	2001
EQUATE Petrochemical Company K.S.C.	45%	45%	45%
Nippon Unicar Company Limited	50%	50%	50%
The OPTIMAL Group:
OPTIMAL Chemicals (Malaysia) Sdn Bhd	50%	50%	50%
OPTIMAL Glycols (Malaysia) Sdn Bhd	50%	50%	50%
OPTIMAL Olefins (Malaysia) Sdn Bhd	23.75%	23.75%	23.75%
Univation Technologies, LLC	50%	50%	50%
UOP LLC	50%	50%	50%

        The Corporation's investment in these companies was $618 at December 31, 2003 and $527 at December 31, 2002, and its equity in their earnings was $220 in 2003, $47 in 2002 and $44 in 2001. All of the nonconsolidated affiliates in which the Corporation has investments are privately held companies; therefore, quoted market prices are not available. The summarized financial information presented below represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

Summarized Balance Sheet Information at December 31	2003	2002
Current assets	$1,287	$1,089
Noncurrent assets	2,886	2,973

Total assets	$4,173	$4,062

Current liabilities	$1,097	$766
Noncurrent liabilities	1,794	1,962

Total liabilities	$2,891	$2,728

Summarized Income Statement Information	2003	2002	2001
Sales	$2,690	$2,199	$1,657
Gross profit	977	776	630
Net income	456	39	11

        During 2001, the Corporation, Petroliam Nasional Berhad (Petronas) and Polifin International Investments (PTY) Ltd. entered into agreements with the OPTIMAL Group to provide loans and drawing facilities to the OPTIMAL Group with terms expiring between September 2007 and September 2009. The loans and drawing facilities bear floating interest rates based on the six month London Interbank Offer Rate ("LIBOR") and are payable by the respective OPTIMAL Group members. Advances made by the Corporation to the OPTIMAL Group were converted into loans and sold to a third party. The loans amounted to $339 at December 31, 2003 and $405 at December 31, 2002.

        Dividends received from nonconsolidated affiliates were $68 in 2003, $53 in 2002 and $10 in 2001. In December 2003, EQUATE reduced its share capital, resulting in a cash distribution of $63 received by the Corporation and a corresponding reduction in the Corporation's investment in EQUATE. The Corporation's percentage of ownership of EQUATE was not affected.

H    FINANCIAL INSTRUMENTS

Investments

The Corporation's investments in marketable securities are primarily classified as available-for-sale. Maturities for 100 percent of the debt securities were less than five years at December 31, 2003.

Investing Results	2003	2002	2001
Proceeds from sales of available-for-sale securities	$16	$24	$245
Gross realized gains	—	1	30
Gross realized losses	(3)	(1)	(9)

Fair Value of Financial Instruments at December 31

	2003				2002
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities:
Debt securities	$6	—	—	$6	$6	—	—	$6
Equity securities	3	—	—	3	15	—	$(3)	12

Total	$9	—	—	$9	$21	—	$(3)	$18

Long-term debt including debt due within one year	$(1,288)	$71	—	$(1,217)	$(1,668)	$43	$(24)	$(1,649)
Derivatives relating to foreign currency	—	$1	$(1)	—	—	—	$(1)	$(1)

        Cost approximates fair value for all other financial instruments.

        The Corporation enters into foreign exchange forward contracts to hedge various currency exposures, primarily related to assets and liabilities denominated in foreign currencies. The primary business objective of the activity is to optimize the U.S. dollar value of the Corporation's assets and liabilities. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged.

        The Corporation has forward contracts to buy, sell or exchange foreign currencies with expiration dates in the first quarter of the next year. At December 31, 2003, the Corporation did not designate any derivatives as hedges. However, a nonconsolidated affiliate of the Corporation has hedging activities that are accounted for as cash flow hedges in accordance with SFAS No. 133. The Corporation's proportionate share of the hedging results recorded in accumulated other comprehensive income by the nonconsolidated affiliate was reported as net hedging results in the Corporation's Consolidated Statements of Stockholder's Equity in accordance with SFAS No. 130, "Reporting Comprehensive Income."

I    SUPPLEMENTARY INFORMATION

Accrued and Other Current Liabilities at December 31	2003	2002
Accrued payroll	$20	$19
Interest payable	21	23
Accrued miscellaneous taxes	29	33
Impairment of unused office space	29	29
Postretirement benefit obligation	58	50
Other	80	72

Total	$237	$226

Other Noncurrent Obligations at December 31	2003	2002
Environmental remediation costs	$109	$130
Impairment of unused office space	42	72
Deferred income	112	138
Other	214	257

Total	$477	$597

Sundry Income (Expense)—Net	2003	2002	2001
Net gain on sales of assets and securities (1)	$54	$12	$29
Foreign exchange gain (loss)	(1)	29	(2)
Related company commissions, net	(40)	(61)	(40)
Other—net	12	17	13

Total	$25	$(3)	$—

(1)
2003 included a gain of $35 on the sale of several product lines of Amerchol Corporation, a wholly owned subsidiary.

Other Supplementary Information	2003	2002	2001
Cash payments for interest	$119	$134	$196
Cash payments (receipts) for income taxes	17	49	(32)
Provision for doubtful receivables	(1)	(1)	9

Sales of Trade Accounts Receivables

The Corporation entered into an agreement in June 2001 to sell, without recourse, a participation in a pool of qualifying trade accounts receivables. As receivables in the pool were collected, new receivables were added. The agreement was amended in 2002 to reduce the maximum available accounts receivable from $300 to $250 and to include Dow trade accounts receivable in the pool. The Corporation sold its trade receivables through May 2002. Since then, there have been no further sales of UCC trade accounts receivable. The average monthly participation in the pool was $12 in 2002 and $281 in 2001 for the periods during which the Corporation sold trade accounts receivable. The net cash flow in any given period represented the discount on sales, which was recorded as interest expense. The average monthly discount was approximately $0.0 in 2002 and $0.8 in 2001.

J    COMMITMENTS AND CONTINGENT LIABILITIES

Environmental

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Corporation had accrued obligations of $130 at December 31, 2002 for environmental remediation and restoration costs, including $35 for the remediation of Superfund sites. At December 31, 2003, the Corporation had accrued obligations of $109 for environmental remediation and restoration costs, including $33 for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Corporation's consolidated financial statements.

        The following table summarizes the activity in the Corporation's accrued obligations for environmental matters for the years ended December 31, 2003 and 2002:

Accrued Liability for Environmental Matters	2003	2002
Balance at beginning of year	$130	$147
Adjustments to reserve	2	20
Charges against reserve	(23)	(37)

Balance at end of year	$109	$130

        The amounts charged to income on a pretax basis related to environmental remediation totaled $2 in 2003, $20 in 2002 and $3 in 2001. Capital expenditures for environmental protection were $20 in 2003, $9 in 2002 and $7 in 2001.

Litigation

The Corporation and its subsidiaries are involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters, including, but not limited to: product liability; trade regulation; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts; taxes; and commercial disputes.

        Separately, the Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC's premises, and UCC's responsibility for asbestos suits filed against a former subsidiary, Amchem Products, Inc. ("Amchem"). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to the Corporation's products.

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including the Corporation and Amchem, increased in 2001, 2002 and the first half of 2003. The rate of filing significantly abated in the second half of 2003. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

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

        The Corporation is a wholly owned subsidiary of Dow, and certain members of Dow's legal department and certain Dow management personnel have been retained to provide their experience in mass tort litigation to assist Union Carbide in responding to asbestos-related matters. In early 2002, the Corporation hired new outside counsel to serve as national trial counsel. In connection with these actions, aggressive defense strategies were designed to reduce the cost of resolving all asbestos-related claims, including the elimination of claims that lack demonstrated illness or causality.

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

        The Corporation provided ARPC with all relevant data regarding asbestos-related claims filed against UCC and Amchem through November 6, 2002. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against UCC and Amchem because of various uncertainties associated with the litigation of those claims. These uncertainties, which hindered ARPC's ability to project future claim volumes and resolution costs, included the following:

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

        Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised the Corporation that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face the Corporation and Amchem, if certain assumptions were made. Specifically, ARPC advised the Corporation that for purposes of determining an estimate it is reasonable to assume that in the near term asbestos-related claims filed against UCC and Amchem are unlikely to return to levels below those experienced prior to 2001—when the recent spike in filings commenced—and that average claim values are unlikely to return to levels below those experienced in 2001-2002, the years immediately following CCR's cessation of operations. ARPC advised the Corporation that, by assuming that future filings would be at a level consistent with the levels experienced immediately prior to 2001 and extrapolating from 2001 and 2002 average claim values, ARPC could make a reasonable forecast of the cost of resolving asbestos-related claims facing UCC and Amchem. ARPC also advised that forecasts of resolution costs for a 10 to 15 year period from the date of the forecast are likely to be more accurate than forecasts for longer periods of time.

        In projecting the resolution costs for future asbestos-related claims, ARPC applied two methodologies that have been widely used for forecasting purposes. Applying these methodologies, ARPC forecast the number and allocation by disease category of those potential future claims on a year-by-year basis through 2049. ARPC then calculated the percentage of claims in each disease category that had been closed with payments in 2001 and 2002. Using those percentages, ARPC calculated the number of future claims by disease category that would likely require payment by Union Carbide and Amchem and multiplied the number of such claims by the mean values paid by UCC and Amchem, respectively, to dispose of such claims in 2001 and 2002. In estimating the cost of resolving pending claims, ARPC used a process similar to that used for calculating the cost of resolving future claims. In each instance, ARPC's projections specifically assumed the following:

  •
  In the near term, the number of future claims to be filed against UCC and Amchem will be at a level consistent with levels experienced immediately prior to 2001.

  •
  The number of future claims to be filed against UCC and Amchem will decline at a fairly constant rate each year from 2003.

  •
  The percentage of claims settled by UCC and Amchem out of the total claims resolved (whether by settlement or dismissal) will be consistent with the percentage for 2001 and 2002.

  •
  The average settlement value for pending and future claims will be equivalent to those experienced during 2001 and 2002.

        As of December 31, 2002, ARPC estimated the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, for the 15-year period from the present through 2017 to be between approximately $2.2 billion and $2.4 billion, depending on which of the two accepted methodologies was used.

        Although ARPC provided estimates for a longer period of time, based on ARPC's advice that forecasts for shorter periods of time are more accurate and in light of the uncertainties inherent in making long-term projections, the Corporation determined that the 15-year period through 2017 was the reasonable time period for projecting the cost of disposing of its future asbestos-related claims. The Corporation concluded that it was probable that the undiscounted cost of disposing of asbestos-related pending and future claims ranged from $2.2 billion to $2.4 billion, which was the range for the 15-year period ending in 2017 as estimated by ARPC using both methodologies. Accordingly, the Corporation increased its asbestos-related liability for pending and future claims at December 31, 2002 to $2.2 billion, excluding future defense and processing costs. At December 31, 2002, approximately 28 percent of the recorded liability related to pending claims and approximately 72 percent related to future claims.

        At each balance sheet date, the Corporation compares current asbestos claim and resolution activity to the assumptions in the ARPC study to determine whether the accrual continues to be appropriate. In addition, in November 2003, the Corporation requested ARPC to review the asbestos claim and resolution activity during 2003 and determine the appropriateness of updating its study. In its response to that request, ARPC reviewed and analyzed data through November 25, 2003 to determine the number of asbestos-related filings and costs associated with 2003 activity. In January 2004, ARPC stated that an update at this time would not provide a more likely estimate of future events than that reflected in its study of the previous year and, therefore, the estimate in that study remains applicable. Based on the Corporation's own review of the current asbestos claim and resolution activity and ARPC's response, the Corporation determined that no change to the accrual was required at this time. Management noted, however, that the total number of claims filed in 2003 did exceed the number of claims assumed to be filed in the ARPC study. After consultation with outside counsel and other consultants, management believes this fact was strongly influenced by the pending national legislation and tort reform initiatives in key states.

        At December 31, 2003, the asbestos-related liability for pending and future claims was $1.9 billion. At December 31, 2003, approximately 33 percent of the recorded liability related to pending claims and approximately 67 percent related to future claims.

        At December 31, 2002, the Corporation increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. Combined with the previously mentioned increase in the asbestos-related liability at December 31, 2002, this resulted in a net income statement impact of $828, $522 on an after-tax basis, in the fourth quarter of 2002. The insurance receivable related to the asbestos liability was determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. At December 31, 2003, the receivable for insurance recoveries related to asbestos liability was $1.0 billion.

        In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31
	2003	2002
Receivables for defense costs	$94	$77
Receivables for resolution costs	255	142

Total	$349	$219

        The Corporation's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, the Corporation increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce the insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on results of operations for defense costs was the amount of those costs not covered by insurance. Since the Corporation expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted, and will continue to impact results of operations. The pretax impact for defense and resolution costs, net of insurance, was $94 in 2003, $9 in 2002 and $9 in 2001, and was reflected in "Cost of sales."

        In September 2003, the Corporation filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims. Although the Corporation already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage. The Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is collectible. The Corporation reached this conclusion after a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies.

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

        Because of the uncertainties described above, management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing the Corporation and Amchem. Management believes that it is reasonably possible that the cost of disposing of the Corporation's asbestos-related claims, including future defense costs, could have a material adverse impact on the results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

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

Purchase Commitments

The Corporation has various purchase agreements, including one major agreement for the purchase of ethylene-related products in Canada. In December 2003, the Corporation assigned its rights and obligations under this purchase agreement to a wholly owned subsidiary of Dow. Total purchases under the ethylene-related agreement were $93 in 2003, $62 in 2002 and $63 in 2001.

        The fixed and determinable portion of obligations under purchase commitments at December 31, 2003 are presented in the following table:

Fixed and Determinable Portion of Take or Pay and Throughput Obligations at December 31, 2003
2004	$17
2005	16
2006	16
2007	14
2008	14
2009 through expiration of contracts	45

Total	$122

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

Residual Value Guarantees

Prior to 2003, the Corporation provided a guarantee related to leased assets specifying the residual value that would be available to the lessor at lease termination through sale of the assets to the lessee or third parties. In June 2003, this lease agreement was assigned to Dow; therefore the Corporation no longer has a residual value guarantee to the lessor. See Note O for additional information regarding assignment of the lease agreement.

The following table provides a summary of the aggregate terms, maximum future payments, and associated liability reflected in the consolidated balance sheet for each type of guarantee.

Guarantees at December 31, 2003	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2007	$11	—

Guarantees at December 31, 2002	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2007	$17	—
Residual Value Guarantees	2005	82	—

Total		$99	—

K    NOTES PAYABLE AND LONG-TERM DEBT

Notes payable consists primarily of revolving loan agreements with Dow.

Notes Payable at December 31	2003	2002
Notes payable—other	$2	$6
Notes payable—related companies	23	310

Total	$25	$316

Year-end average interest rates	1.71%	1.54%

Long-Term Debt at December 31

	2003 Average Rate	2003	2002 Average Rate	2002
Promissory notes and debentures:
6.25% Notes due 2003	—	—	6.25%	$250
6.75% Notes due 2003	—	—	6.75%	125
6.70% Notes due 2009	6.70%	$250	6.70%	250
8.75% Debentures due 2022	8.75%	117	8.75%	117
7.875% Debentures due 2023	7.875%	175	7.875%	175
6.79% Debentures due 2025 (1)	6.79%	250	6.79%	250
7.50% Debentures due 2025	7.50%	150	7.50%	150
7.75% Debentures due 2096	7.75%	200	7.75%	200
Other facilities—various rates and maturities:
Pollution control/industrial revenue bonds, varying maturities through 2023	6.60%	152	6.37%	157
Unexpended construction funds	—	(2)	—	(2)
Unamortized debt discount	—	(4)	—	(4)
Long-term debt due within one year	—	(16)	—	(380)

Total	7.30%	$1,272	7.06%	$1,288

(1)
Holders may request redemption on June 1, 2005.

Annual Installments on Long-Term Debt for the Next Five Years
2004	$16
2005	16
2006	2
2007	8
2008	5

        The Corporation's outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typical based on the Corporation's size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. As of December 31, 2003, the Corporation was in compliance with all of the covenants and default provisions referred to above.

L    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

The Corporation has a defined benefit pension plan that covers substantially all employees in the United States. Benefits are based on length of service and the employee's three highest consecutive years of compensation.

        The Corporation's funding policy is to contribute to the plan when pension laws and economics either require or encourage funding. In 2004, UCC does not expect to contribute assets to its qualified pension plan trust. The Corporation also has a non-qualified supplemental pension plan. Benefit payments to retirees under this plan are expected to be $5 in 2004.

        The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

Pension Plan Assumptions

	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2003	2002	2003	2002
Discount rate	6.25%	6.75%	6.75%	7.00%
Rate of increase in future compensation levels	4.50%	5.00%	5.00%	5.00%
Long-term rate of return on assets	—	—	9.00%	9.25%

        The basis for determining the long-term rate of return is a combination of historical returns and prospective return assumptions derived from a combination of research and industry forecasts.

        The accumulated benefit obligation for all defined benefit pension plans was $3.7 billion at December 31, 2003 and $3.5 billion at December 31, 2002.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at December 31
	2003	2002
Projected benefit obligation	$3,741	$3,556
Accumulated benefit obligation	3,707	3,509
Fair value of plan assets	3,658	3,350

Other Postretirement Benefits

The Corporation provides certain health care and life insurance benefits to retired U.S. employees. The plan provides health care benefits, including hospital, physicians' services, drug and major medical expense coverage, and life insurance benefits. The Corporation and the retiree share the cost of these benefits, with the Corporation portion increasing as the retiree has increased years of credited service. There is a cap on the Corporation portion. The Corporation has the ability to change these benefits at any time.

        The Corporation funds most of the cost of these health care and life insurance benefits as incurred. In 2004, UCC does not expect to contribute assets to its other postretirement benefit plans. Benefit payments to retirees under these plans are expected to be $52 in 2004.

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. UCC sponsors retiree medical programs. The Corporation expects that this legislation will eventually reduce its costs for some of these programs.

        At this point, the Corporation's analysis regarding the impact of the legislation is preliminary, as it awaits guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions, as well as the manner in which such savings should be measured. Based on this preliminary analysis, it appears that some of the Corporation's retiree medical plans may need to be modified in order to qualify for beneficial treatment under the Act.

        Because of various uncertainties related to UCC's response to this legislation and the appropriate accounting methodology for this event, the Corporation has elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. When issued, the final guidance could require the Corporation to change previously reported information. This deferral election is permitted under FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."

        The weighted-average assumptions used to determine other postretirement benefit obligations and net periodic benefit costs for the plans are provided in the following table:

Plan Assumptions for Other Postretirement Benefits	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2003	2002	2003	2002
Discount rate	6.25%	6.75%	6.75%	7.00%
5-year projected medical cost trend, remaining constant thereafter (1)	6.71 - 6.71%	7.23 - 6.78%	7.23 - 6.78%	7.52 - 6.68%

(1)
Reflects the cap on the Corporation's portion of health care benefits

        Increasing the assumed medical cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2003 by $1 and the net periodic postretirement benefit cost for the year by $1. Decreasing the assumed medical cost trend rate by 1 percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2003 by $1 and the net periodic postretirement benefit cost for the year by $1.

Net Periodic Benefit Cost for all Significant Plans	Defined Benefit Pension Plans			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Service cost	$27	$28	$43	$10	$9	$11
Interest cost	233	236	228	40	40	36
Expected return on plan assets	(372)	(385)	(361)	—	—	—
Amortization of transition obligation	—	—	(1)	—	—	—
Amortization of prior service cost (credit)	3	—	3	(6)	(6)	(9)
Amortization of unrecognized (gain) loss	1	(26)	(30)	5	3	3
Special termination/curtailment cost (credit) (1)	—	(4)	141	—	(26)	107

Net periodic benefit cost (credit)	$(108)	$(151)	$23	$49	$20	$148

(1)
See Note B regarding a special charge for merger-related expenses and restructuring recorded during 2001.

Change in Projected Benefit Obligation, Plan Assets and Funded Status of all Significant Plans

	Defined Benefit Pension Plans		Other Postretirement Benefits
Change in projected benefit obligation
	2003	2002	2003	2002
Benefit obligation at beginning of year	$3,556	$3,379	$624	$605
Service cost	27	28	10	9
Interest cost	233	236	40	40
Amendments	—	18	(29)	—
Actuarial changes in assumptions and experience	208	217	25	36
Benefits paid	(281)	(315)	(46)	(53)
Special termination/curtailment credit	—	(7)	—	(13)

Benefit obligation at end of year	$3,743	$3,556	$624	$624

Change in plan assets
Market value of plan assets at beginning of year	$3,350	$3,828	—	—
Actual return on plan assets	581	(226)	—	—
Employer contributions	8	63	—	—
Benefits paid	(281)	(315)	—	—

Market value of plan assets at end of year	$3,658	$3,350	—	—

Funded status and net amounts recognized
Plan assets less than benefit obligation	$(85)	$(206)	$(624)	$(624)
Unrecognized prior service cost (credit)	17	19	(33)	(11)
Unrecognized net loss	462	465	123	112

Net amounts recognized in the consolidated balance sheets	$394	$278	$(534)	$(523)

	Defined Benefit Pension Plans		Other Postretirement Benefits
Net amounts recognized in the consolidated balance sheets consist of:
	2003	2002	2003	2002
Accrued benefit liability	$(51)	$(163)	$(534)	$(523)
Prepaid benefit cost	—	2	—	—
Additional minimum liability—intangible asset	23	26	—	—
Other comprehensive income	422	413	—	—

Net amounts recognized in the consolidated balance sheets	$394	$278	$(534)	$(523)

        The Corporation uses a December 31 measurement date for all of its plans.

Plan Assets

Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers. At December 31, 2003, plan assets totaled $3.7 billion and included Dow common stock with a value of $148 (4 percent of total plan assets). At December 31, 2002, plan assets totaled $3.4 billion and included Dow common stock with a value of $105 (3 percent of total plan assets).

Weighted-Average Allocation of Plan Assets at
December 31

	Defined Benefit Pension Plans
	2003	2002
Equity securities	61%	55%
Debt securities	29%	33%
Other	10%	12%

Total	100%	100%

Investment Strategy and Risk Management for Plan Assets

The Corporation's investment strategy for the plan assets is to manage the assets in order to pay retirement benefits to plan participants while minimizing cash contributions from the Corporation over the life of the plans. This is accomplished by preserving capital through diversification in high-quality investments and earning an acceptable long-term rate of return consistent with an acceptable degree of risk, while considering the liquidity needs of the plans.

        The plans are permitted to use derivative instruments for investment purposes, as well as for hedging the underlying asset exposure and re-balancing the asset allocation. The plans use value at risk to monitor risk in the portfolios.

        An asset/liability study using the plans' projected total benefit obligation was conducted to determine the optimal strategic asset allocation to meet the plans' long-term investment strategy. The study was conducted by the Corporation's actuary and corroborated with other outside experts.

Strategic Target Allocation of Plan Assets
Asset Category	Target Allocation	Range
Equity securities	40%	+/- 15%
Debt securities	40%	+/- 10%
Real estate	5%	+/- 2%
Other	15%	+/- 6%

Total	100%

M    LEASED PROPERTY

The Corporation has operating leases primarily for facilities and distribution equipment. The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Minimum Operating Lease Commitments at December 31, 2003
2004	$64
2005	59
2006	52
2007	6
2008	1
2009 and thereafter	4

Total	$186
Less: future sublease rentals	50

Net minimum rental commitments	$136

        The Corporation's Danbury, Connecticut, office building lease represents $87 of the net minimum rental commitment. Rental expenses under operating leases (net of sublease rental income of $16 in each of the last three years) were $74 for 2003, $75 for 2002 and $70 for 2001.

N    STOCK COMPENSATION PLANS

As a result of the Dow merger, all outstanding UCC nonqualified stock option grants were converted to Dow common stock options using the exchange ratio of 1.611 (i.e., one Union Carbide option was converted to 1.611 Dow options) and UCC restricted stock immediately vested and was converted to Dow common stock.

        Dow manages UCC's 1997 Long-Term Incentive Plans and 1997 Stock Option Plan for Non-Employee Directors. These plans maintain their respective terms and conditions. Before the merger, prior plans had options outstanding with terms generally similar to nonqualified stock options under the 1997 Plan. Since the merger, all new option grants were distributed from Dow's 1988 Award and Option Plan.

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

        The following table summarizes the stock option activity of the Corporation's stock option plans:

Shares (in thousands)	2001
	Shares	Exercise Price*
Outstanding at beginning of year	13,781	$36.34
Granted	—	n/a
Exercised	(309)	9.55
Forfeited/Expired	(6)	43.43
Converted pursuant to Dow Merger	(13,466)	36.97

Outstanding at end of year	—	n/a

Exercisable at end of year	—	n/a
Fair value of options granted during the year		n/a

*
Weighted-average per share.

        In January 2003, Dow began expensing stock-based compensation newly issued in 2003 to employees in accordance with the fair value based method of accounting set forth in SFAS No. 123, "Accounting for Stock-Based Compensation." The Corporation was allocated expense of approximately $1 relating to its employees who received stock-based compensation in 2003.

O    RELATED PARTY TRANSACTIONS

The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow in accordance with the terms of Dow's long-standing intercompany pricing policies. The application of these policies results in products being sold to and purchased from Dow at market-based prices. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in "Sundry income (expense)—net" in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $1.5 billion in 2003, $1.1 billion in 2002 and $789 in 2001.

        The Corporation has a master services agreement with Dow whereby Dow provides services, including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety, and business management for UCC. Under the master services agreement with Dow, for general administrative and overhead type services that Dow routinely allocates to various businesses, UCC is charged the cost of those services based on the Corporation's and Dow's relative manufacturing conversion costs. This arrangement results in a quarterly charge of approximately $5 (included in "Sundry income (expense)—net").

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

        As part of Dow's cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. On March 24, 2003, the revolving loan agreement with Dow that allowed the Corporation to borrow up to $1.5 billion was terminated and replaced with a new revolving loan agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion. The new revolving loan agreement is secured, pursuant to a collateral agreement, by various assets, including UCC's deposit accounts, intercompany obligations, and equity interests in various subsidiaries and joint ventures. In an agreement effective January 1, 2004, the maturity date of the new revolving loan agreement was extended to March 25, 2005; however, Dow may demand repayment with a 30-day written notice to the Corporation. At December 31, 2003, there was $656 available under the revolving loan agreement. The Corporation had a note receivable of $100 from Dow under a separate revolving loan agreement at December 31, 2003.

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

        On June 30, 2003, UCC and Dow entered into an Amended and Restated Tax Sharing Agreement effective as of February 7, 2001. This revised tax sharing agreement allows UCC and its subsidiaries to consolidate their various tax obligations rather than being required to make separate payments to Dow, and requires any payments to or from Dow be made at the time that estimated tax payments are due. Accordingly, on June 30, 2003, Dow refunded to UCC certain payments made under the original Tax Sharing Agreement.

        In April 2002, the Corporation sold its ownership interest in a subsidiary in The People's Republic of China to a Dow subsidiary also located in The People's Republic of China for approximately $20. Accordingly, the consolidated balance sheet at December 31, 2002 does not include the assets and liabilities of the subsidiary, and the consolidated statements of income include the subsidiary's results of operations from January 1, 2002 through March 31, 2002.

        The Corporation declared and paid a dividend of approximately $257 to its shareholder on April 15, 2002.

P    STOCKHOLDER'S EQUITY

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

        Prior to the Dow merger, the Corporation issued 0.5 million treasury shares to employees under option and purchase programs in 2001.

        Gross undistributed earnings of nonconsolidated affiliates included in retained earnings were $221 in 2003, $109 in 2002 and $91 in 2001.

Q    EMPLOYEE STOCK OWNERSHIP PLAN

The Corporation established the Union Carbide Corporation Employee Stock Ownership Plan ("UCC ESOP") in 1990 as an integral part of the Union Carbide Savings and Investment Program. On December 27, 2001, the UCC ESOP and the Dow Employee Stock Ownership Plan were merged into one ESOP trust under The Dow Chemical Company Employees' Savings Plan ("the ESOP"). The Corporation is allocated a portion of expense relating to its employees who participate in the ESOP, which was not material in 2003 and 2002. Expense associated with the UCC ESOP was not material in 2001.

        In 1990, the Corporation loaned the UCC ESOP $325 at 10 percent per annum with a maturity date of December 31, 2005. On December 27, 2001, subsequent to the merger of the two plans, the loan was restructured with a new maturity date of December 31, 2023, and a new interest rate of 6.96 percent. The outstanding balance of the restructured loan was $15 at December 31, 2003 and $32 at December 31, 2002, and is reported in "Accounts and notes receivable—related companies" in the consolidated balance sheet.

R    INCOME TAXES

Operating loss carryforwards at December 31, 2003 amounted to $745 compared with $1,308 at the end of 2002. Of the operating loss carryforwards, $5 is subject to expiration in the years 2004 through 2008. The remaining balances expire in years beyond 2008 or have an indefinite carryforward period. Tax credit carryforwards at December 31, 2003 amounted to $315, of which $38 is subject to expiration in the years 2004 through 2008. The remaining tax credit carryforwards expire in years beyond 2008. Due to improved taxable income in the United States in 2003, in combination with the execution of new tax planning strategies, the Corporation now expects to be able to utilize foreign tax credits that might have otherwise expired unused; therefore, at year-end, the valuation allowance of $59 related to foreign tax credits was reversed.

        Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $83 at December 31, 2003, $104 at December 31, 2002 and $136 at December 31, 2001. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

Domestic and Foreign Components of Income (Loss) Before Income Taxes and Minority Interests
	2003	2002	2001
Domestic	$403	$(702)	$(1,420)
Foreign	11	69	99

Total	$414	$(633)	$(1,321)

Reconciliation to U.S. Statutory Rate	2003	2002	2001
Taxes at U.S. statutory rate	$145	$(222)	$(462)
Equity earnings effect	(21)	6	(4)
Foreign rates other than 35%	8	(7)	(12)
U.S. tax effect of foreign earnings and dividends (1)	(81)	41	(26)
U.S. business credits	(19)	(3)	(16)
Other—net (2)	68	61	(106)

Total tax provision (credit)	$100	$(124)	$(626)

Effective tax rate	24.2%	19.6%	47.4%

(1)
Includes the effect of changes in the valuation allowance for U.S. foreign tax credits.

(2)
The amount for 2001 is primarily the impact of reassessing tax contingencies based on U.S. tax audit settlements, new jurisprudence and developments in foreign jurisdictions.

Provision (Credit) for Income Taxes

	2003			2002			2001
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$43	$29	$72	$(4)	$(132)	$(136)	$(55)	$(567)	$(622)
State and local	11	4	15	5	(2)	3	5	(32)	(27)
Foreign	12	1	13	12	(3)	9	30	(7)	23

Total	$66	$34	$100	$13	$(137)	$(124)	$(20)	$(606)	$(626)

Deferred Tax Balances at December 31	2003		2002
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property	$25	$(485)	$1	$(580)
Tax loss and credit carryforwards	575	—	720	—
Postretirement benefit obligations	423	(143)	314	(86)
Other accruals and reserves	459	(63)	497	—
Inventory	13	—	12	—
Investments	—	(1)	—	(27)
Other—net	49	(13)	98	—

Subtotal	$1,544	$(705)	$1,642	$(693)
Valuation allowance	—	—	(59)	—

Total	$1,544	$(705)	$1,583	$(693)

S    BUSINESS AND GEOGRAPHIC SEGMENT INFORMATION

Since the merger, the Corporation's business activities comprise components of Dow's global businesses rather than stand-alone operations. The Corporation sells its products to Dow at market-based prices, in accordance with Dow's longstanding intercompany pricing policy, in order to simplify the customer interface process. Dow conducts its worldwide operations through global businesses. Because there are no separable reportable business segments for the Corporation under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and no detailed business information is provided to a chief operating decision maker regarding the Corporation's stand-alone operations, the Corporation's results are reported as a single operating segment.

        Sales are attributed to geographic areas based on customer location. Long-lived assets are attributed to geographic areas based on asset location. Net sales and long-lived assets by geographic area were as follows:

	United States	Asia Pacific	Rest of World	Total
2003
Sales to external customers	$182	$106	$65	$353
Long-lived assets	2,211	27	5	2,243

2002
Sales to external customers (1)	$171	$169	$75	$415
Long-lived assets	2,505	30	10	2,545

2001
Sales to external customers	$2,557	$400	$919	$3,876
Long-lived assets	2,788	38	12	2,838

(1)
In 2002, sales to external customers in Thailand represented approximately 14 percent of total sales to external customers and were included in Asia Pacific.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no reported disagreement on any matter of accounting principles or procedures or financial statement disclosure in 2003 with the Independent Auditors.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's Disclosure Committee and the Corporation's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(b); and whether any change has occurred in the Corporation's internal control over financial reporting pursuant to Exchange Act Rule 15d-15(d). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic SEC filings; and that no change in the Corporation's internal control over financial reporting occurred during the Corporation's most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Dow's Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Dow and its subsidiaries, including the Corporation, by its independent auditor, subject to the de minimus exception for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are then approved by the Dow Audit Committee prior to the completion of the audit. The Corporation's management and its board of directors subscribe to these policies and procedures.

        For the years ended December 31, 2003 and 2002, professional services were performed for the Corporation by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities").

        Audit and audit-related fees for the Corporation aggregated $1,479,000 and $1,838,000 for the years ended December 31, 2003 and 2002, respectively. Total fees paid to the Deloitte Entities were:

In thousands	2003	2002
Audit fees (a)	$1,268	$1,643
Audit-related fees (b)	211	195
Tax fees	9	3
All other fees	—	—

Total	$1,488	$1,841

    (a)
    The aggregate fees billed for the audit of the Corporation's annual financial statements, the reviews of the financial statements in Forms 10-Q, statutory audits and other regulatory filings.

    (b)
    Primarily for agreed-upon procedures engagements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

  1.
  The Corporation's 2003 Consolidated Financial Statements and the Independent Auditors' Report are included in Item 8 of Part II.

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

  3.
  The following financial statements of the Corporation's nonconsolidated affiliate, EQUATE Petrochemical Company K.S.C., are presented pursuant to Rule 3-09 of Regulation S-X:
Independent Auditor's report
Balance sheets at December 31, 2003 and 2002
Statements of income for the years ended December 31, 2003, 2002 and 2001
Statements of changes in shareholders' equity for the years ended December 31, 2003, 2002 and 2001
Statements of cash flows for the years ended December 31, 2003, 2002 and 2001
Notes to financial statements
  4.
  Exhibits—See the Exhibit Index on pages 73-76 of this Annual Report on Form 10-K for exhibits filed with this Annual Report on Form 10-K (see below) and for exhibits incorporated by reference.

    The Corporation will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Corporation's principal executive offices.

    The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit
10.24	Second Amended and Restated Sales Promotion Agreement, effective as of January 1, 2004, between the Corporation and The Dow Chemical Company.
10.28.2	First Amendment to Revolving Credit Agreement, effective as of March 25, 2003 between the Corporation and The Dow Chemical Company.
10.28.3	Second Amendment to Revolving Credit Agreement, dated as of January 1, 2004, between the Corporation and The Dow Chemical Company.
10.29.2	Second Amendment to Pledge and Security Agreement, effective as of January 1, 2004, between the Corporation and The Dow Chemical Company.
10.30	Amended and Restated Revolving Loan Agreement, effective as of December 1, 2001, between the Corporation and The Dow Chemical Company.
23	Analysis, Research and Planning Corporation's Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

        No Current Reports on Form 8-K were filed by the Corporation during the fourth quarter of 2003.

TRADEMARKS

The following trademarks of Union Carbide Corporation or its subsidiaries appear in this report:

  CARBOWAX, CELLOSIZE, FLEXOMER, LP OXO, METEOR, NEOCAR, POLYOX, POLYPHOBE, REDI-LINK, SI-LINK, TERGITOL, TRITON, TUFLIN, UCAR, UCARTHERM, UCON, UNIGARD, UNIPOL, UNIPURGE, UNIVAL

The following trademark of American Chemistry Council appears in this report: RESPONSIBLE CARE

SCHEDULE II

Union Carbide Corporation and Subsidiaries
Valuation and Qualifying Accounts

(In millions) For the Years Ended December 31
COLUMN A Description	COLUMN B Balance at Beginning of Year	COLUMN C Additions to Reserves	COLUMN D Deductions from Reserves		COLUMN E Balance at End of Year
2003
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$7	$1	$4	(a)	$4

2002
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$8	$5	$6	(a)	$7

2001
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$11	$10	$13	(a)	$8

		2003	2002	2001
(a)	Deductions represent:
	Notes and accounts receivable written off	$1	—	—
	Credits to profit and loss	3	$1	$3
	Miscellaneous other	—	5	10

		$4	$6	$13

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
EQUATE Petrochemical Company KSC (Closed)

We have audited the accompanying balance sheet of EQUATE Petrochemical Company KSC (Closed) ("the Company"), a venture between Union Carbide Corporation, Petrochemical Industries Company and Boubyan Petrochemical Company, as of December 31, 2003 and 2002, and related statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of EQUATE Petrochemical Company KSC (Closed) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with International Financial Reporting Standards ("IFRS").

The accounting principles reflected in the above mentioned financial statements prepared in conformity with IFRS vary in certain respects from accounting principles generally accepted in the United States of America ("U.S. GAAP"). A description of these differences and adjustments required to conform net income for each of the three years in the period ended December 31, 2003 and shareholders' equity as of December 31, 2003 and 2002 to U.S. GAAP are set forth in Note 16 to the financial statements.

/s/ JASSIM AHMAD AL-FAHAD
Jassim Ahmad Al-Fahad
Al-Fahad & Co., Deloitte & Touche
License No. 53-A

February 10, 2004
Kuwait

EQUATE Petrochemical Company KSC (Closed)
Balance Sheets

(In thousands) At December 31	Note	2003	2002
ASSETS
Current assets
Bank balances and deposits	3	$110,164	$65,575
Trade receivables		105,789	63,585
Inventories	4	43,911	57,537
Prepayments and other assets		9,083	4,714

		268,947	191,411

Non-current assets
Property, plant and equipment, net	5	1,121,854	1,193,636
Intangible assets, net	6	153,745	164,788
Deferred expenditure	7	4,394	5,657
Prepaid assets		—	124

		1,279,993	1,364,205

		$1,548,940	$1,555,616

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable		$19,766	$27,951
Accruals and other liabilities	8	39,382	22,067
Current portion of finance lease	10	20,000	20,000
Current portion of syndicated bank loan	11	40,000	40,000

		119,148	110,018

Non-current liabilities
Provision for staff indemnity		13,634	8,427
Finance lease	10	140,000	160,000
Syndicated bank loan	11	280,000	320,000

		433,634	488,427

Commitments and contingencies	18
Shareholders' equity
Share capital	12	700,000	840,525
Retained earnings	13	296,158	117,245
Accumulated other comprehensive loss		—	(599)

		996,158	957,171

		$1,548,940	$1,555,616

The accompanying notes form an integral part of these financial statements.

EQUATE Petrochemical Company KSC (Closed)
Statements of Income

(In thousands) For the years ended December 31	Note	2003	2002	2001
Sales		$643,242	$453,266	$501,513
Cost of sales	14	(228,128)	(195,475)	(206,869)

Gross profit		415,114	257,791	294,644
Polypropylene plant management fee		1,000	1,000	1,000
General, administrative and selling expenses	14	(35,432)	(31,159)	(27,495)
Depreciation	5	(79,990)	(90,010)	(90,367)
Amortisation	6	(11,043)	(11,035)	(11,039)

Operating income		289,649	126,587	166,743
Finance costs		(14,372)	(20,722)	(57,513)
Interest income		927	522	4,020
Foreign exchange (loss) /gain		(44)	286	(3,836)
Other income		372	513	842

Net income before contribution to Kuwait Foundation for Advancement of Sciences ("KFAS") and Directors' fees		276,532	107,186	110,256
Contribution to KFAS		(2,488)	(963)	(1,968)
Director's fees		(131)	(146)	(120)

Net income for the year		$273,913	$106,077	$108,168

The accompanying notes form an integral part of these financial statements.

EQUATE Petrochemical Company KSC (Closed)
Statements of Changes in Shareholders' Equity

(In thousands)	Note	Share capital	(Accumulated deficit) / retained earnings	Accumulated other comprehensive loss	Total
Balance at December 31, 2000		$1,006,860	$(166,335)	—	$840,525
Reduction of share capital	12	(166,335)	166,335	—	—
Net income for the year		—	108,168	—	108,168

Balance at December 31, 2001		$840,525	$108,168	—	$948,693
Dividends paid		—	(97,000)	—	(97,000)
Net income for the year		—	106,077	—	106,077
Change in fair value reserve		—	—	$(599)	(599)

Balance at December 31, 2002		$840,525	$117,245	$(599)	$957,171
Reduction of share capital	12	(140,525)	—	—	(140,525)
Dividends paid	12	—	(95,000)	—	(95,000)
Net income for the year		—	273,913	—	273,913
Net realised loss transferred to statement of income		—	—	599	599

Balance at December 31, 2003		$700,000	$296,158	—	$996,158

The accompanying notes form an integral part of these financial statements.

EQUATE Petrochemical Company KSC (Closed)
Statements of Cash Flows

(In thousands) For the years ended December 31	Note	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the year		$273,913	$106,077	$108,168
Adjustments:
Depreciation		79,990	90,010	90,367
Amortisation		12,306	12,391	11,195
Provision for staff indemnity		5,207	2,098	1,874
Loss on sale of property, plant and equipment		—	144	—

Operating income before working capital changes		371,416	210,720	211,604
Trade receivables		(42,204)	22,599	3,332
Inventories		13,626	(3,881)	9,261
Prepayments and other assets		(1,881)	7,276	13,865
Accounts payable		(8,185)	1,908	4,237
Accruals and other liabilities		15,550	1,226	(3,965)

Net cash from operating activities		348,322	239,848	238,334

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment		(8,208)	(10,265)	(8,065)
Proceeds from sale of property, plant and equipment		—	2,746	—
Acquisition of intangible assets		—	—	(7,169)

Net cash used in investing activities		(8,208)	(7,519)	(15,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Net drawings on revolving loan	9	—	(70,000)	66,856
Repayment of working capital loan		—	—	(35,575)
Repayment of finance lease		(20,000)	(20,000)	(132,500)
Repayment of syndicated bank loan		(40,000)	(40,000)	(655,000)
Repayment of shareholders subordinated loans		—	—	(77,500)
Finance lease		—	—	200,000
Syndicated bank loan		—	—	400,000
Reduction of share capital		(140,525)	—	—
Dividends paid		(95,000)	(97,000)	—

Net cash used in financing activities		(295,525)	(227,000)	(233,719)

Net increase / (decrease) in bank balances and deposits		44,589	5,329	(10,619)
Bank balances and deposits at beginning of the year		65,575	60,246	70,865

Bank balances and deposits at end of the year	3	$110,164	$65,575	$60,246

The accompanying notes form an integral part of these financial statements.

EQUATE Petrochemical Company KSC (Closed)
Notes to Financial Statements

Dollars in thousands, except as noted

1.    INCORPORATION AND ACTIVITIES

EQUATE Petrochemical Company K.S.C. (Closed) ("the Company") is a closed shareholding company incorporated in the State of Kuwait on 20 November 1995 as a joint venture between Union Carbide Corporation ("UCC"), and Petrochemical Industries Company ("PIC") and Boubyan Petrochemical Company ("BPC").

The ownership percentages of the shareholders are as follows:

Shareholder's name	% of ownership
Union Carbide Corporation ("UCC")	45%
Petrochemical Industries Company ("PIC")	45%
Boubyan Petrochemical Company ("BPC")	10%

The Company is engaged in the manufacture and sale of ethylene glycol and polyethylene. The Company also operates and maintains a polypropylene plant on behalf of PIC.

During 2001, UCC merged with a subsidiary of The Dow Chemical Company ("DOW"). As a result UCC is now a wholly owned subsidiary of DOW.

The financial statements were authorised for issue by the board of directors on 10 February 2004.

2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements have been prepared in conformity with International Financial Reporting Standard ("IFRS"). These financial statements have been prepared under the historical cost convention, except for the measurement at fair value of certain financial instruments. The preparation of financial statements in accordance with IFRS requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Due to the inherent uncertainty in making those estimates, actual results to be reported in future periods could differ from those estimates.

Bank balances and deposits

Bank balances and deposits include demand accounts and fixed deposits with an original maturity of three months or less.

Trade and other receivables

The Company establishes an allowance for doubtful receivables to reduce receivables to their net realizable value. Management determines the adequacy of the allowance for doubtful receivables based upon reviews of individual customers, current economic conditions, past experience and other pertinent factors. The allowance for doubtful receivables was not significant at December 31, 2003 and 2002.

Inventories

Work in progress and finished goods are stated at the lower of weighted average cost or net realisable value. The cost of finished products includes direct materials, direct labour and fixed and variable manufacturing overhead and other costs incurred in bringing inventories to their present location and condition.

All other inventory items are valued at the lower of purchased cost or net realisable value using the weighted average method after making provision for any slow moving and obsolete stocks. Purchase cost includes the purchase price, import duties, transportation, handling and other direct costs.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. Depreciation is calculated based on the estimated useful lives of the applicable assets on a straight-line basis commencing when the asset is put into use. Maintenance and repairs, replacements and improvements of minor importance are expensed as incurred. Significant improvements and replacements of assets are capitalised. Gains and losses on retirement or disposal of assets are included in the statement of income in the period in which they occur.

Intangible assets

Intangible assets consist of technology and licences for the manufacture of ethylene, ethylene glycol and polyethylene. Union Carbide Corporation ("UCC") contributed the technology and licences, except for the olefin technology.

Intangibles are carried at cost less accumulated amortisation and any accumulated impairment losses. The intangible assets are amortised from the date of commencement of commercial production on a straight-line basis over twenty years, except for the olefin technology, which is amortised over five years.

Deferred expenditure

Deferred expenditure consists of origination fees relating to the long-term loan facility, finance lease, working capital facility and the revolving loan facility. The origination fees are amortised over the life of the related borrowings based on the effective interest rate method. The amortisation charge is included under finance costs.

Finance leases

Leases, which transfer substantially all the risks and rewards of ownership, are classified as finance leases. Assets held under finance leases are recognised as assets of the Company at their fair value at the date of acquisition. The corresponding liability to the lessor is included in the balance sheet as obligations under finance lease. The difference between the total leasing commitments and the fair value of the assets acquired is charged to the income statement as finance costs over the term of the relevant lease so as to produce a constant periodic rate of finance charge on the remaining balance of the obligations for each accounting period.

Provision for staff indemnity

Provision is made for staff indemnity which is payable on completion of employment. The provision is calculated in accordance with Kuwait Labour Law based on employees' salaries and accumulated periods of service or on the basis of employment contracts, where such contracts provide extra benefits. The provision, which is unfunded, is determined as the liability that would arise as a result of the involuntary termination of staff at the balance sheet date.

Revenue recognition

Sales, net of applicable discounts, are recognised when the revenue is realized or realizable, and has been earned and collectibility is reasonably assured. Revenue is recognised as risk and title transfer to the customer, which usually occurs at the time shipment is made. The Company uses third party contractors for delivery to customers. Substantially all of the Company's products are sold with cost and freight paid by the Company at its shipping port, at which point title passes to customers. The Company's terms of delivery are included in its contracts of sale, order confirmation documents, and invoices. Freight costs are recorded as "Cost of Sales". Interest income is recognised on an accrual basis.

Finance costs

Finance costs on borrowings are calculated on the accrual basis and are recognised in the statement of income in the period in which they are incurred.

Translation of foreign currencies

The functional currency of the Company is United States dollars ("US$") and accordingly, the financial statements are presented in US$, rounded to the nearest thousand. The functional currency is different from the currency of the country in which the Company is domiciled since the majority of the Company's revenue and expenses, and all of the Company's borrowings, are denominated in US$.

Transactions denominated in foreign currencies are translated into US$ at rates of exchange prevailing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies are translated into US$ at rates of exchange prevailing at the balance sheet date. The resultant exchange differences are taken to the statement of income.

Impairment

At each balance sheet date, the Company reviews the carrying amounts of its financial assets, property, plant and equipment and intangible assets to determine whether there is any indication that those assets have suffered an impairment loss. If any such indication exists, the recoverable amount of the asset is estimated in order to determine the extent of the impairment loss (if any), and provision is recognised in the statement of income.

Derivatives

Interest rate swap agreements are used to exchange floating rate payments on certain loans and other borrowings for fixed interest rates. Such contracts are treated as cash flow hedges as defined in IAS 39 and changes in the fair values of the contracts are accounted for in the fair value reserve in equity (accumulated other comprehensive loss). The interest rate differential to be paid or received on interest rate swaps is recognised as an adjustment to finance costs over the period of the swap agreement.

Foreign exchange swaps and forward contracts are treated as trading instruments and are stated at fair value with gains or losses included in the statement of income in foreign exchange gain / (loss) the period they occur.

Income Taxes

The Company, a closed shareholding company incorporated in the State of Kuwait, is not subject to income taxes.

Contribution to Kuwait Foundation for the Advancement of Sciences

The Company is legally required to contribute to the Kuwait Foundation for the Advancement of Sciences ("KFAS"). The Company's contributions to KFAS are generally recognized as an expense in the period during which the Company's contribution is legally required, however in certain situations the Company is allowed to deduct previous contributions from required future contributions. The Company recognizes as an asset contributions to KFAS that are eligible for deduction from required future contributions, to the extent that it is probable that the Company will be able to fully utilise those deductions.

Other Supplementary Information

The Company paid finance costs of $14,565, $21,367 and $69,123 for the years ended December 31, 2003, 2002 and 2001 respectively.

3.    BANK BALANCES AND DEPOSITS

	2003	2002
Bank balances	$8,708	$12,528
Time deposits	101,456	53,047

	$110,164	$65,575

All bank accounts of the Company are assigned as security for the Company's obligations under various loan agreements (see notes 9 to 11). Time deposits yield interest at an effective weighted average rate of 0.97% per annum (2002: 1.5% per annum).

4.    INVENTORIES

	2003	2002
Finished goods	$12,142	$14,093
Raw materials	8,004	20,968
Spare parts (MRO items)	23,765	22,476

	$43,911	$57,537

5.    PROPERTY, PLANT AND EQUIPMENT

	Buildings and roads	Plant and equipment	Office furniture and equipment	Assets under construction	Total
Cost
As at January 1, 2003	$34,841	$1,544,564	$74,444	$12,457	$1,666,306
Additions	—	—	—	8,208	8,208
Transfers	61	2,862	958	(3,881)	—

As at December 31, 2003	$34,902	$1,547,426	$75,402	$16,784	$1,674,514

Accumulated depreciation
As at January 1, 2003	$12,558	$399,715	$60,397	—	$472,670
Charge for the year	1,494	77,244	1,252	—	79,990

As at December 31, 2003	$14,052	$476,959	$61,649	—	$552,660

Net book value
As at December 31, 2003	$20,850	$1,070,467	$13,753	$16,784	$1,121,854

As at December 31, 2002	$22,283	$1,144,849	$14,047	$12,457	$1,193,636

Annual depreciation rates	5 to 20%	3.33 to 20%	3.33 to 20%

The Company's property plant and equipment have been assigned as security for the finance lease and syndicated bank loan (Notes 10 and 11).

6.    INTANGIBLE ASSETS

	2003	2002
Cost
Technology contributed by UCC	$220,000	$220,000
Olefin technology	195	195

As at 31 December	$220,195	$220,195

Accumulated amortisation
As at 1 January	$55,407	$44,372
Charge for the year	11,043	11,035

As at 31 December	66,450	55,407

Net book value	$153,745	$164,788

7.    DEFERRED EXPENDITURE

	2003	2002
Cost
As at 1 January	$7,169	$7,169

As at 31 December	$7,169	$7,169

Accumulated amortisation
As at 1 January	$1,512	$156
Charge for the year	1,263	1,356

As at 31 December	$2,775	$1,512

Net book value	$4,394	$5,657

8.    ACCRUALS AND OTHER LIABILITIES

	2003	2002
Accrued billing for ethane supply	$9,847	—
Sales commission	7,982	$8,436
Ocean freight	5,856	5,243
Staff incentive	4,950	3,230
Staff leave	1,029	1,174
Interest on long term debt	1,102	1,295
Other accruals	8,616	2,689

	$39,382	$22,067

Accrued billing for ethane supply represents the amount payable to Kuwait National Petroleum Company ("KNPC") for a contract for the supply of ethane to the Company.

9.    REVOLVING LOAN

This represents the Company's borrowings under a US$ 300 million (2002: US$ 300 million) revolving loan facility from a syndication of banks with a final maturity of November 2006. Amounts drawn under this facility have to be repaid within one to six months and carry annual interest rate of 0.8% over London Inter Bank Offer Rate ("LIBOR").

During 2001 the Company undertook a series of transactions whereby the outstanding syndicated loans were repaid and new syndicated loan agreements were negotiated. The refinancing allowed the Company to benefit from less restrictive loan covenants, and extended maturities. The subordinated loan to shareholders and the working capital facility were repaid in full. The revolving loan facility and the finance lease (see note 10) were increased, and the syndicated bank loan (see note 11) was reduced. Accumulated losses were cancelled against share capital (see note 12).

10.    FINANCE LEASE

	2003	2002
Current portion	$20,000	$20,000
Non-current portion	140,000	160,000

	$160,000	$180,000

The finance lease is to be repaid in twenty semi-annual instalments which began on 29 May 2002. The instalments due in 2004 are shown as current liabilities.

The interest rate implicit in the lease is the same as the interest rate on the syndicated bank loan (see note 11). The value of the assets held in respect of the finance lease at the balance sheet date are equal to the outstanding amount under the lease facility and is included in property, plant and equipment.

The finance lease agreement contains similar affirmative and negative covenants as those contained in the syndicated bank loan (see note 11).

11.    SYNDICATED BANK LOAN

	2003	2002
Current portion	$40,000	$40,000
Non-current portion	280,000	320,000

	$320,000	$360,000

The repayment of the loan is to be made in twenty semi-annual instalments which began on 29 May 2002. The instalments due in 2004 are shown as current liabilities. The borrowings are secured by a mortgage over the Company's property, plant and equipment (see note 5) and bank balances (see note 3) and carry an annual interest rate of 0.8% over LIBOR.

The syndicated term facility agreements contain affirmative and negative covenants including restrictions on additional borrowings, the sales of property, plant and equipment and purchase of the Company's shares, a requirement to maintain insurance arrangements and limitations on capital expenditure and operating lease commitments. At the balance sheet date the Company was in compliance with all significant debt covenants.

12.    SHARE CAPITAL

At an Extraordinary General Assembly held on 12 December 2001 the shareholders voted to reduce the share capital of the Company by US $166,335 by offsetting the accumulated losses against share capital. Furthermore, at an Extraordinary General Assembly held on 22 December 2003 the shareholders voted to reduce the share capital of the company by US$ 140,525 (KD 41,705 thousand) by returning capital to the shareholders. After the reduction, share capital consists of 2,160 million (2002: 2,577.1 million) authorised, issued and fully paid shares of Fils 100 each. The Articles and Memorandums of Association of the Company have been amended to reflect the latest reduction in share capital.

The ownership percentage of the shareholders are as follows:

Shareholder's name	% of ownership
Union Carbide Corporation ("UCC")	45%
Petrochemical Industries Company ("PIC")	45%
Boubyan Petrochemical Company ("BPC")	10%

13.    PROPOSED DIVIDEND

The directors propose a cash dividend of US$ 246 million for the year ended December 31 2003 (2002: US$ 95 million) which is subject to the approval of shareholders at the annual General Assembly. This dividend has not been recorded in the accompanying financial statements, and will be recorded only once it has been approved by the shareholders.

14.    STAFF COSTS

Staff and related costs incurred are included in the statement of income under the following categories:

	2003	2002	2001
Cost of sales	$44,032	$40,642	$36,226
General, administrative and selling expenses	16,648	14,340	12,812

	$60,680	$54,982	$49,038

15.    RELATED PARTY TRANSACTIONS

The Company has dealings in the normal course of business with its shareholders PIC, UCC and BPC. Additionally EQUATE Marketing Company EC, Bahrain ("EMC"), which is owned by PIC and UCC, is the exclusive sales agent in certain territories for the marketing of ethylene glycol and polyethylene produced by the Company. All transactions with related parties are carried out on a negotiated contract basis.

The following is a description of significant related party agreements and transactions:

a)
Supply by UCC of technology and licences relating to manufacture of polyethylene and ethylene glycol;

b)
Supply by PIC to the Company of certain minimum quantities of feed gas and fuel gas on a priority basis;

c)
Supply by UCC and UNIVATION to the Company of certain catalysts;

d)
Secondment of certain staff to the Company by UCC;

e)
Supply by the Company of certain materials and services required by PIC to operate and maintain the polypropylene plant;

Included in the income statement are the following significant related party transactions.

	2003	2002
a) Revenues
Polypropylene plant management fees from PIC	$1,000	$1,000
Sales to UCC	856	18,720
b) Purchases and expenses
Feed gas and fuel gas purchased from PIC	$78,727	$61,367
Catalyst purchased from UCC	1,813	3,238
Catalyst purchased from UNIVATION	4,289	7,329
Operating cost reimbursed by PIC for running of polypropylene plant	(19,481)	(19,645)
Operating costs reimbursed to EMC	1,580	2,325
Staff secondment costs reimbursed to UCC	996	1,554

Included in the balance sheet are the balances due to /from related parties.

	2003	2002
c) Due to related parties
Due to UCC	$987	$8,569
Due to PIC	10,516	4,302

	$11,503	$12,871

d) Due from related parties
Due from PIC	$2,230	$1,226
Due from UCC	186	1,997

	$2,416	$3,223

16.    RECONCILIATION TO GENERALLY ACCEPTED ACCOUNTED PRINCIPLES IN THE UNITED STATES

The financial statements of EQUATE Petrochemical Company K.S.C. (Closed) are prepared in accordance with IFRS which differ in certain respects from accounting principles generally accepted in the United States of America ("US GAAP"). The significant differences and their effect on the net income and shareholders' equity are set out below:

(i)    Net income

		Years ended December 31
		2003	2002	2001
Net income as reported in the statement of income		$273,913	$106,077	$108,168
Items increasing / (decreasing) reported net income:
(a)	Reversal of amortisation of intangibles	11,000	11,000	11,000
(b)	Capitalization of finance costs related to new assets under construction	419	373	472
(b)	Depreciation of capitalised finance costs	(59)	(41)	(17)

Net income in accordance with U.S. GAAP		$285,273	$117,409	$119,623

The Company's comprehensive income in accordance with US GAAP for the years ended December 31, 2003, 2002 and 2001 was $285,872, $116,810 and $119,623 respectively.

(ii)    Shareholders' equity

		Years ended December 31
		2003	2002
Shareholders' equity as reported in the balance sheets		$996,158	$957,171
Items increasing / (decreasing) reported shareholders equity
(a)	Elimination of intangible asset for UCC technology	(220,000)	(220,000)
(a)	Reversal of amortisation of intangibles	66,271	55,271
(b)	Capitalization of finance costs net of depreciation relating to assets capitalized	1,482	1,122

Shareholders' equity in accordance with U.S. GAAP		$843,911	$793,564

(a)
In 1996, UCC contributed technology valued at approximately $220 million to the Company in exchange for subordinated debt due from Equate to UCC. In June 1999, Equate converted this subordinated debt, as well as other subordinated debt due from Equate to PIC and from Equate to BPC, as well accrued interest on such notes, to equity. Under U.S. GAAP, the intangible asset is recognized at UCC's historical cost, which was zero. These U.S. GAAP adjustments eliminate the intangible asset and accumulated amortisation on the intangible asset, from the Company's balance sheet, and eliminate amortisation expense on the intangible asset from the Company's statement of income.

(b)
For U.S. GAAP purposes the company capitalizes finance costs associated with new assets under construction and such costs are depreciated on a straight line basis over the estimated useful lives of 20 years.

Under U.S. GAAP, the Company's contribution to KFAS and directors' fees are considered part of operating income, as follows

	Years ended December 31
	2003	2002	2001
Operating income in accordance with IFRS	$289,649	$126,587	$166,743
Items increasing / (decreasing) reported operating income:
U.S. GAAP adjustments to operating income from above	10,941	10,959	10,983
Contributions to KFAS	(2,488)	(963)	(1,968)
Director's' fees	(131)	(146)	(120)

Operating income in accordance with U.S. GAAP	$297,971	$136,437	$175,638

17.    FINANCIAL INSTRUMENTS—FAIR VALUE AND RISK MANAGEMENT

Financial instruments consist of contractual claims on financial assets. Financial instruments include both primary instruments, such as trade accounts receivable and payable, investments, and financial commitments, including the finance lease and the syndicated bank loan, and derivative financial instruments, which are used to hedge risks arising from changes in foreign exchange rates and interest rates. The Company, in the normal course of business, uses certain derivative financial instruments for hedging operating and financing transactions, subject to appropriate guidelines and internal controls.

Information on fair value and risk management of these financial instruments is set out below:

Primary financial instruments are reflected in the balance sheet. Those on the asset side are recognised at nominal (historical) value less any provisions for impairment, financial instruments constituting liabilities are carried at nominal (historical) or redemption value, whichever is higher.

Fair values of the financial assets and liabilities are determined using generally accepted methods. Because no quoted market prices are available for a significant part of the Company's financial assets and liabilities, the fair values of such items have been derived based on managements' assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Management believes that the carrying value of all its financial instrument assets and liabilities on the balance sheet is not materially different from their fair values.

a)
Interest rate risk

  Interest rate risk—the possibility that the value of a financial instrument will change due to movements in market rates of interest—applies mainly to receivables and payables with maturities of over one year.

  The Company is exposed to interest rate risk on all interest bearing borrowings and deposits. The interest rate and terms of repayment of loans are disclosed in notes 9 to 11. The interest rate and maturity of bank deposits is disclosed in notes 2 and 3.

  The Company's total borrowings at the balance sheet date were US$ 480 million (2002: US$ 540 million). All borrowings carry a floating rate of interest. The Company uses interest rate swap agreements to manage this risk. There were no interest rate swaps outstanding at December 31, 2003.

b)
Credit risk

  The Company is exposed to credit risk if counterparties fail to perform as contracted.

  In respect of the recognised financial assets, the Company's maximum exposure to credit risk is equal to the carrying amount of assets in the balance sheet. In the case of interest rate swaps or currency contracts, the Company's exposure is the cost of replacing contracts at current market rates should the counterparty default prior to the settlement date.

  The Company's credit risk is considered to be low as it does not have significant exposure to any individual customer or counterparty. Cash is placed with banks with high credit ratings. Policies and procedures are in place to perform ongoing credit evaluations of the financial condition of counterparties and customers.

c)
Foreign exchange risk

  The Company is exposed to the following foreign exchange risks:

  i.
  Transaction risk—the risk of the Company's commercial cash flows being adversely affected by a change in exchange rates for foreign currencies against US dollars; and

  ii.
  Balance sheet risk—the risk of net monetary assets in foreign currencies acquiring a lower value when translated into US dollars as a result of currency movements.

  The Company's exposure to transaction risk is limited since a substantial part of the Company's sales and expenses are in US dollars. The Company uses forward exchange contracts to partially hedge its foreign currency risk in respect of trade receivables. At the balance sheet date the Company has forward exchange contracts to buy and sell foreign currencies amounting to US$ 22.1 million (2002: US$ 35.5 million). The fair value of these forward exchange contracts was insignificant at both December 31, 2003 and 2002.

  The Company's exposure to balance sheet risk is insignificant since all significant assets and liabilities are denominated in US$.

d)
Market risk

  The markets for the Company's products are highly competitive which effects the prices received for its products. Prices are affected by industry cycles as well as fluctuations in demand. To address these risks management aims to diversify its customer base geographically, differentiate its products through consistent quality, and by achieving a cost leadership position.

18.    COMMITMENTS AND CONTINGENCIES

The Company has a fixed gas purchase commitment with KNPC of approximately US$ 20 per day until the agreement is cancelled in writing by both parties.

The Company had the following letters of credit outstanding at 31 December:

	2003	2002
Debt service reserve	$32,438	$36,038
General, administrative and selling expenses	1,932	997

	$34,370	$37,035

19.    COMPARATIVE AMOUNTS

Certain comparative figures have been reclassified to conform to the current year's presentation.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of February, 2004.

UNION CARBIDE CORPORATION
By:	/s/ FRANK H. BROD
Frank H. Brod, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 20th day of February, 2004 by the following persons in the capacities indicated:

/s/ JOHN R. DEARBORN	/s/ LUCIANO RESPINI
John R. Dearborn, Director President and Chief Executive Officer	Luciano Respini, Director
/s/ EDWARD W. RICH	/s/ ENRIQUE LARROUCAU
Edward W. Rich, Vice President, Treasurer and Chief Financial Officer	Enrique Larroucau, Director
/s/ FRANK H. BROD	/s/ GLENN J. MORAN
Frank H. Brod, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation	Glenn J. Moran, Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Corporation, which is a wholly owned subsidiary of Dow, does not send an annual report to security holders or proxy material with respect to any annual or other meeting of security holders, to Dow or any other security holders.

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
3.1.2
Certificate of Merger of Transition Sub Inc. into Union Carbide Corporation under Section 904 of the Business Corporation Law effective February 6, 2001 (See Exhibit 3.1.2 of the Corporation's 2000 Form 10-K).
3.1.3
Certificate of Change of Union Carbide Corporation under Section 805-A of the Business Corporate Law, dated April 27, 2001 and filed on May 3, 2001 (See Exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
3.2	Amended and Restated Bylaws of Union Carbide Corporation, amended as of November 15, 2001 (See Exhibit 3.2 of the Corporation's 2001 Form 10-K).
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
10.19.3
Resolutions adopted by the Board of Directors of the Corporation on February 23, 2000 with respect to the number of shares authorized for awards under the 1997 Union Carbide Long-Term Incentive Plan (See Exhibit 10.19.3 of the Corporation's 2000 Form 10-K).
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
10.23
Amended and Restated Service Agreement, effective as of July 1, 2002, between the Corporation and The Dow Chemical Company (See Exhibit 10.23 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.23.1
Service Addendum No. 1 to the Service Agreement, effective as of February 6, 2001, between the Corporation and The Dow Chemical Company (See Exhibit 10.23.1 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.23.2
Service Addendum No. 2 to the Service Agreement, effective as of August 1, 2001, between the Corporation and The Dow Chemical Company (See Exhibit 10.23.2 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.23.3
Restated Service Addendum No. 1 to the Service Agreement, effective as of February 6, 2001, between the Corporation and The Dow Chemical Company (See Exhibit 10.23.3 of the Corporation's 2002 Form 10-K).
10.24	Second Amended and Restated Sales Promotion Agreement, effective January 1, 2004, between the Corporation and The Dow Chemical Company.
10.25
Amended and Restated Agreement (to Provide Materials and Services), effective as of July 1, 2003, between the Corporation and Dow Hydrocarbons and Resources Inc. (See Exhibit 10.25 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.26
Revolving Loan Agreement, effective as of February 6, 2001, between the Corporation and The Dow Chemical Company (See Exhibit 10.26 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.26.1
Revolving Loan Amendment No. 1, effective as of July 1, 2002, between the Corporation and The Dow Chemical Company (See Exhibit 10.26.1 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.27
Amended and Restated Tax Sharing Agreement, effective as of February 7, 2001, between the Corporation and The Dow Chemical Company (See Exhibit 10.27 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.28
Revolving Credit Agreement, dated as of March 25, 2003, between the Corporation and The Dow Chemical Company (See Exhibit 10.28 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.28.1
Exhibit C-1 to the Revolving Credit Agreement, dated as of March 25, 2003, between the Corporation and The Dow Chemical Company (See Exhibit 10.28.1 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.28.2	First Amendment to Revolving Credit Agreement, effective as of March 25, 2003, between the Corporation and The Dow Chemical Company.
10.28.3	Second Amendment to Revolving Credit Agreement, dated as of January 1, 2004, between the Corporation and The Dow Chemical Company.
10.29
Pledge and Security Agreement, dated as of March 25, 2003, between the Corporation and The Dow Chemical Company (See Exhibit 10.29 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.29.1
First Amendment to Pledge and Security Agreement, effective as of March 25, 2003, between the Corporation and The Dow Chemical Company (See Exhibit 10.29.1 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.29.2	Second Amendment to Pledge and Security Agreement, effective as of January 1, 2004, between the Corporation and The Dow Chemical Company.
10.30	Amended and Restated Revolving Loan Agreement, effective as of December 1, 2001, between the Corporation and The Dow Chemical Company.
21	Omitted pursuant to General Instruction I of Form 10-K.
23	Analysis, Research & Planning Corporation's Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Wherever an exhibit listed above refers to another exhibit or document (e.g., "See Exhibit 6 of. .."), that exhibit or document is incorporated herein by such reference.

A copy of any exhibit listed above may be obtained on written request to the Secretary's Department, Union Carbide Corporation, 400 West Sam Houston Parkway South, Houston, TX 77042.

QuickLinks

Union Carbide Corporation ANNUAL REPORT ON FORM 10-K For the Fiscal Year Ended December 31, 2003 TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
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
Union Carbide Corporation and Subsidiaries Consolidated Statements of Cash Flows
Union Carbide Corporation and Subsidiaries Consolidated Statements of Stockholder's Equity
Union Carbide Corporation and Subsidiaries Consolidated Statements of Comprehensive Income
Union Carbide Corporation and Subsidiaries Notes to the Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
  SCHEDULE II
Union Carbide Corporation and Subsidiaries Valuation and Qualifying Accounts
EQUATE Petrochemical Company KSC (Closed) Balance Sheets
EQUATE Petrochemical Company KSC (Closed) Statements of Income
EQUATE Petrochemical Company KSC (Closed) Statements of Changes in Shareholders' Equity
EQUATE Petrochemical Company KSC (Closed) Statements of Cash Flows
EQUATE Petrochemical Company KSC (Closed) Notes to Financial Statements
Signatures
Union Carbide Corporation and Subsidiaries Exhibit Index