Form 10-Q
period 2004-03-31
UNION CARBIDE CORP /NEW/
filed 2004-05-04
CIK 100790

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR THE QUARTER ENDED March 31, 2004

Commission file number 1-1463

UNION CARBIDE CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-1421730 (I.R.S. Employer Identification No.)
400 West Sam Houston Parkway South, Houston, Texas 77042 (Address of principal executive offices) (Zip Code)
713-798-2016 (Registrant's telephone number, including area code:)
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

At March 31, 2004, 1,000 shares of common stock were outstanding, all of which were held by the registrant's parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation
Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	March 31, 2004	March 31, 2003
Net trade sales	$79	$93
Net sales to related companies	1,232	1,196

Total Net Sales	1,311	1,289

Cost of sales	1,164	1,308
Research and development expenses	24	25
Selling, general and administrative expenses	6	10
Amortization of intangibles	1	1
Equity in earnings of nonconsolidated affiliates	85	10
Sundry income (expense)—net	(38)	(15)
Interest income	1	2
Interest expense and amortization of debt discount	23	34

Income (Loss) before Income Taxes	141	(92)

Provision (Credit) for income taxes	50	(33)

Net Income (Loss) Available for Common Stockholder	$91	$(59)

Depreciation	$78	$79

Capital Expenditures	$26	$19

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	March 31, 2004	Dec. 31, 2003
Assets
Current Assets
Cash and cash equivalents	$22	$21
Accounts receivable:
Trade (net of allowance for doubtful receivables—2004: $4; 2003: $4)	46	59
Related companies	286	279
Other	115	120
Notes receivable from related companies	246	124
Inventories	210	182
Deferred income tax assets—current	55	56
Asbestos-related insurance receivables—current	225	200

Total current assets	1,205	1,041

Investments
Investments in related companies	461	461
Investments in nonconsolidated affiliates	594	626
Other investments	32	35
Noncurrent receivables	17	17

Total investments	1,104	1,139

Property
Property	7,376	7,375
Less accumulated depreciation	5,175	5,132

Net property	2,201	2,243

Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization—2004: $119; 2003: $118)	16	23
Deferred income tax assets—noncurrent	745	783
Asbestos-related insurance receivables—noncurrent	1,117	1,176
Deferred charges and other assets	110	73

Total other assets	2,014	2,081

Total Assets	$6,524	$6,504

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	March 31, 2004	Dec. 31, 2003
Liabilities and Stockholder's Equity
Current Liabilities
Notes payable:
Related companies	$12	$23
Other	4	2
Long-term debt due within one year	16	16
Accounts payable:
Trade	233	253
Related companies	326	287
Other	48	32
Income taxes payable	81	77
Asbestos-related liabilities—current	123	122
Accrued and other current liabilities	219	237

Total current liabilities	1,062	1,049

Long-Term Debt	1,272	1,272

Other Noncurrent Liabilities
Pension and other postretirement benefits—noncurrent	505	524
Asbestos-related liabilities—noncurrent	1,739	1,791
Other noncurrent obligations	461	477

Total other noncurrent liabilities	2,705	2,792

Minority Interest in Subsidiaries	3	3

Stockholder's Equity
Common stock (1,000 shares authorized and issued)	—	—
Additional paid-in capital	—	—
Retained earnings	1,837	1,746
Accumulated other comprehensive loss	(355)	(358)

Net stockholder's equity	1,482	1,388

Total Liabilities and Stockholder's Equity	$6,524	$6,504

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

		Three Months Ended
In millions (Unaudited)		March 31, 2004	March 31, 2003
Operating Activities
	Net Income (Loss) Available for Common Stockholder	$91	$(59)
	Adjustments to reconcile net income (loss) to net cash provided by operating activities:
	Depreciation and amortization	83	85
	Provision (Credit) for deferred income tax	39	(199)
	Earnings/losses of nonconsolidated affiliates less than dividends received	34	38
	Net (gain) loss on sales of property	(1)	14
	Other net (gain) loss	(1)	1
	Changes in assets and liabilities that provided (used) cash:
	Accounts and notes receivable	46	(19)
	Related company receivables	(129)	174
	Inventories	(28)	31
	Accounts payable	11	11
	Related company payables	39	52
	Other assets and liabilities	(152)	(92)

	Cash provided by operating activities	32	37

Investing Activities
	Capital expenditures	(26)	(19)
	Proceeds from sales of property	2	—
	Investments in nonconsolidated affiliates	(1)	(8)
	Collection of noncurrent note receivable from related company	—	17
	Proceeds from sales of investments	3	5

	Cash used in investing activities	(22)	(5)

Financing Activities
	Changes in short-term notes payable	2	4
	Changes in notes payable to related companies	(11)	(34)

	Cash used in financing activities	(9)	(30)

Summary
	Increase in cash and cash equivalents	1	2
	Cash and cash equivalents at beginning of year	21	25

	Cash and cash equivalents at end of period	$22	$27

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	March 31, 2004	March 31, 2003
Net Income (Loss) Available for Common Stockholder	$91	$(59)

Other Comprehensive Income, Net of Tax
Unrealized gains on investments	—	2
Translation adjustments	3	2

Total other comprehensive income	3	4

Comprehensive Income (Loss)	$94	$(55)

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

(Unaudited)

NOTE A    CONSOLIDATED FINANCIAL STATEMENTS

        The unaudited interim consolidated financial statements of Union Carbide Corporation and its subsidiaries (the "Corporation" or "UCC") were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

        The Corporation is a wholly owned subsidiary of The Dow Chemical Company ("Dow"). In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," the presentation of earnings per share is not required in financial statements of wholly owned subsidiaries.

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

        Intercompany transactions and balances are eliminated in consolidation. Transactions with the Corporation's parent company, Dow, or other Dow subsidiaries have been reflected as related company transactions in the consolidated financial statements. See Note H for further discussion.

        Certain reclassifications of prior year's amounts have been made to conform to the presentation adopted for 2004. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE B    ACCOUNTING CHANGES

        In December 2003, the Financial Accounting Standards Board ("FASB") revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. As revised, SFAS No. 132 was effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this standard are effective for interim periods beginning after December 15, 2003. See Note G for the required disclosures.

        In January 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, the FSP requires certain disclosures pending further consideration of the underlying accounting issues. The Corporation has elected to defer financial recognition of this legislation. See Note G for the required disclosures.

        In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") with respect to EITF Issue No. 03-16, "Accounting for Investments in Limited Liability Companies." According to EITF Issue No. 03-16, a limited liability company ("LLC") that maintains a "specific ownership account" for each investor should be viewed similar to a limited partnership for determining whether a noncontrolling investment in an LLC should be accounted for using the cost or equity method. The consensus applies to all investment in LLCs (except those required to be accounted for as debt securities) and is effective for reporting periods beginning after June 15, 2004. The Corporation is currently assessing the impact of adopting EITF Issue No. 03-16.

NOTE C    IMPAIRMENT OF LONG-LIVED ASSETS

        In the first quarter of 2003, certain studies regarding non-strategic or under-performing assets were completed and management made decisions relative to certain assets. These decisions resulted in the write-off of the net book value of three manufacturing facilities totaling $24 million and included in "Cost of sales" (the largest of which was $16 million associated with the impairment of the ethylene production facilities in Seadrift, Texas, which was shut down in the third quarter of 2003), and the impairment of a chemical transport vessel (sold in the second quarter of 2003) of $11 million included in "Sundry income (expense)—net".

NOTE D    INVENTORIES

        The following table provides a breakdown of inventories at March 31, 2004 and December 31, 2003:

Inventories (in millions)	March 31, 2004	December 31, 2003
Finished goods	$75	$59
Work in process	25	25
Raw materials	35	25
Supplies	75	73

Total inventories	$210	$182

        The reserves reducing inventories from the first-in, first-out ("FIFO") basis to the last-in, first-out ("LIFO") basis amounted to $84 million at March 31, 2004 and $96 million at December 31, 2003.

NOTE E    OTHER INTANGIBLE ASSETS

        The following table provides information regarding the Corporation's other intangible assets:

	At March 31, 2004			At December 31, 2003
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$36	$(32)	$4	$36	$(31)	$5
Patents	5	(3)	2	5	(3)	2
Software	93	(83)	10	99	(83)	16
Other	1	(1)	—	1	(1)	—

Total	$135	$(119)	$16	$141	$(118)	$23

        Amortization expense for other intangible assets (not including software) was $1 million in the first quarter of 2004, compared with $1 million for the same period last year. Amortization expense for software, which is included in cost of sales, totaled $0.3 million in the first quarter of 2004, compared with $1 million in the first quarter of 2003. Total estimated amortization expense for 2004 and the five succeeding fiscal years is as follows:

(in millions)	Estimated Amortization Expense
2004	$5.1
2005	1.9
2006	1.6
2007	1.4
2008	1.4
2009	1.4

NOTE F    COMMITMENTS AND CONTINGENT LIABILITIES

Environmental

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Corporation had accrued obligations of $109 million at December 31, 2003 for environmental remediation and restoration costs, including $33 million for the remediation of Superfund sites. At March 31, 2004, the Corporation had accrued obligations of $107 million for environmental remediation and restoration costs, including $30 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Corporation's consolidated financial statements.

Litigation

        The following disclosure should be read in conjunction with the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

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

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including the Corporation and Amchem, increased in 2001, 2002 and the first half of 2003. The rate of filing significantly abated in the second half of 2003 and the first quarter of 2004. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

        At the end of 2001 and through the third quarter of 2002, the Corporation had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against it and Amchem in the future due to a number of reasons. During the third and fourth quarters of 2002, the Corporation worked with Analysis, Research & Planning Corporation ("ARPC"), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to explore whether it would be possible to estimate the cost of disposing of pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against the Corporation and Amchem. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against UCC and Amchem because of various uncertainties associated with the litigation of those claims. Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised the Corporation that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face UCC and Amchem if the following assumptions were made:

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

        Based on the resulting study completed by ARPC in January 2003, the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Approximately 28 percent of the recorded liability related to pending claims and approximately 72 percent related to future claims.

        At each balance sheet date, the Corporation compares current asbestos claim and resolution activity to the assumptions in the ARPC study to determine whether the accrual continues to be appropriate. In addition, in November 2003, the Corporation requested ARPC to review the asbestos claim and resolution activity during 2003 and determine the appropriateness of updating its study. In its response to that request, ARPC reviewed and analyzed data through November 25, 2003 to determine the number of asbestos-related filings and costs associated with 2003 activity. In January

2004, ARPC stated that an update at that time would not provide a more likely estimate of future events than that reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation's own review of the asbestos claim and resolution activity and ARPC's response, the Corporation determined that no change to the accrual was required at that time. Management noted, however, that the total number of claims filed in 2003 did exceed the number of claims assumed to be filed in the ARPC study. After consultation with outside counsel and other consultants, management believes this fact was strongly influenced by the pending national legislation and tort reform initiatives in key states. The total number of claims filed in the first quarter of 2004 also exceeded the number of claims assumed to be filed in the ARPC study. However, based on the Corporation's review of 2004 activity, the Corporation determined that no change to the accrual was required at March 31, 2004.

        The asbestos-related liability for pending and future claims was $1.8 billion at March 31, 2004 and $1.9 billion at December 31, 2003. At March 31, 2004, approximately 34 percent of the recorded liability related to pending claims and approximately 66 percent related to future claims At December 31, 2003, approximately 33 percent of the recorded liability related to pending claims and approximately 67 percent related to future claims.

        At December 31, 2002, the Corporation increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. Combined with the previously mentioned increase in the asbestos-related liability at December 31, 2002, this resulted in a net income statement impact of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. The insurance receivable related to the asbestos liability was determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. The receivable for insurance recoveries related to asbestos liability was $957 million at March 31, 2004 and $1.0 billion at December 31, 2003.

        In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers
(in millions)	March 31, 2004	December 31, 2003
Receivables for defense costs	$93	$94
Receivables for resolution costs	292	255

Total	$385	$349

        The Corporation's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, the Corporation increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce the insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on results of operations for defense costs was the amount of those costs not covered by insurance. Since the Corporation expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted, and will continue to impact results of operations. The pretax impact for defense and resolution costs, net of insurance, was $25 million in the first quarter of 2004 and $30 million in the first quarter of 2003, and was reflected in "Cost of sales."

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

Purchase Commitments

        The Corporation has various purchase agreements. In December 2003, the Corporation assigned its rights and obligations under a purchase agreement for ethylene-related products to a wholly owned subsidiary of Dow. Total purchases under the ethylene-related agreement were $93 million in 2003.

        The fixed and determinable portion of obligations under take or pay and throughput agreements at December 31, 2003 is presented in the following table:

Fixed and Determinable Portion of Take or Pay and Throughput Obligations at December 31, 2003 (in millions)
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

        The following table provides a summary of the aggregate terms, maximum future payments, and associated liability reflected in the consolidated balance sheet for these guarantees.

Guarantees at March 31, 2004 and December 31, 2003
(in millions)	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2007	$11	—

NOTE G    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans
	Defined Benefit Pension Plans Three Months Ended		Other Postretirement Benefits Three Months Ended
(in millions)	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Service cost	$7	$7	$1	$3
Interest cost	56	58	10	10
Expected return on plan assets	(88)	(93)	—	—
Amortization of prior service cost (credit)	1	1	(2)	(2)
Amortization of net loss	—	—	1	1

Net periodic benefit cost (credit)	$(24)	$(27)	$10	$12

Employer Contributions

Pension Plans

        The Corporation has a defined benefit pension plan that covers substantially all employees in the United States. Benefits are based on length of service and the employee's three highest consecutive years of compensation.

        The Corporation's funding policy is to contribute to the plan when pension laws and economics either require or encourage funding. As previously disclosed in the Corporation's financial statements for the year ended December 31, 2003, UCC does not expect to contribute assets to its qualified pension plan trust in 2004. No contributions were made in the first quarter of 2004. The Corporation also has a non-qualified supplemental pension plan. As previously disclosed, benefit payments to retirees under this plan are expected to be $5 million in 2004. In the first quarter of 2004, benefit payments of $1.0 million were made.

Other Postretirement Benefits

        The Corporation provides certain health care and life insurance benefits to retired U.S. employees. The plan provides health care benefits, including hospital, physicians' services, drug and major medical expense coverage, and life insurance benefits. The Corporation and the retiree share the cost of these benefits, with the Corporation portion increasing as the retiree has increased years of credited service. There is a cap on the Corporation portion. These benefits are subject to change at any time.

        The Corporation funds most of the cost of these health care and life insurance benefits as incurred. As previously disclosed in the Corporation's financial statements for the year ended December 31, 2003, UCC does not expect to contribute assets to its other postretirement benefit plans in 2004. Consistent with that expectation, no contributions were made in the first quarter of 2004. As previously disclosed, benefit payments to retirees under these plans are expected to be $52 million in 2004. In the first quarter of 2004, benefit payments of $26 million were made.

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

NOTE H    RELATED PARTY TRANSACTIONS

        The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow in accordance with the terms of Dow's longstanding intercompany pricing policies. The application of these policies results in products being sold to and purchased from Dow at market-based prices. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in "Sundry income (expense)—net" in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $442 million in the first quarter of 2004 and $418 million in the first quarter of 2003.

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

        As part of Dow's cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. On March 24, 2003, the revolving loan agreement with Dow that allowed the Corporation to borrow up to $1.5 billion was terminated and replaced with a new revolving loan agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion. The new revolving loan agreement is secured, pursuant to a collateral agreement, by various assets, including UCC's deposit accounts, intercompany obligations, and equity interests in various subsidiaries and joint ventures. In an agreement effective January 1, 2004, the maturity date of the new revolving loan agreement was extended to March 25, 2005; however, Dow may demand repayment with a 30-day written notice to the Corporation. At March 31, 2004, there was $619 million available under the revolving loan agreement. The Corporation's note receivable from Dow under a separate revolving loan agreement was $212 million at March 31, 2004 and $100 million at December 31, 2003.

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Pursuant to General Instruction H of Form 10-Q "Omission of Information by Certain Wholly-Owned Subsidiaries," this section includes only management's narrative analysis of the results of operations for the three-month period ended March 31, 2004, the most recent period, compared with the three-month period ended March 31, 2003, the corresponding period in the preceding fiscal year.

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

RESULTS OF OPERATIONS

        The Corporation reported net income of $91 million for the first quarter of 2004 compared with a net loss of $59 million for the first quarter of 2003. The substantial improvement was due to higher selling prices, improved operating rates, and a significant increase in earnings from the Corporation's joint ventures compared with last year.

        Total net sales for the first quarter of 2004 were $1,311 million compared with $1,289 million for the first quarter of 2003, an increase of 2 percent. Selling prices to Dow are based on market prices for the related products. Average selling prices for most products were higher in the first quarter of 2004 compared with last year (led by ethylene glycol and polyethylene, the Corporation's principal products). However, volume was down compared with last year for most products, with the exception of polyethylene. Ethylene glycol volume declined compared with a year ago due to the restructuring of contracts in Canada.

        Cost of sales decreased $144 million (11 percent) in the first quarter of 2004 compared with the first quarter of 2003. The decrease in cost of sales is primarily due to the impact of lower sales volume and improved operating rates, which more than offset the impact of higher feedstock and energy costs. Cost of sales in the first quarter of 2003 was unfavorably impacted by a $24 million asset impairment charge (see Note C to the Consolidated Financial Statements for further information).

        Operating expenses (research and development, and selling, general and administrative expenses) were $30 million in the first quarter of 2004, down 14 percent, from $35 million in the first quarter of last year. The decline reflects annual adjustments to amounts rebilled to joint ventures for employee-related costs, and continued efforts to control expenses.

        Equity in earnings of nonconsolidated affiliates increased to $85 million in the first quarter of 2004 from $10 million in the first quarter of 2003. The increase in first quarter results was due to a substantial improvement in results at the OPTIMAL Group and improved earnings at EQUATE Petrochemical Company K.S.C. and UOP LLC.

        Sundry income (expense)—net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) for the first quarter of 2004 was net expense of $38 million compared with net expense of $15 million for the first quarter last year. Results for the first quarter of 2004 included higher commission expense on feedstock purchases reflecting commission rate changes implemented in the third quarter of 2003, and an unfavorable litigation settlement related to one of the Corporation's joint ventures.

        Interest income for the first quarter of 2004 was $1 million compared with $2 million for the first quarter of last year. Interest expense and amortization of debt discount for the first quarter of 2004 was $23 million compared with $34 million in the first quarter of last year. The reduction in interest expense is consistent with the lower debt levels at March 31, 2004 compared with March 31, 2003.

        The effective tax rate for the first quarter of 2004 was 35.5 percent compared with 35.8 percent for the same quarter last year. The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, and the level of income relative to tax credits available.

Asbestos-Related Matters

        The following disclosure should be read in conjunction with the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

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

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including the Corporation and Amchem, increased in 2001, 2002 and the first half of 2003. The rate of filing significantly abated in the second half of 2003 and the first quarter of 2004. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

        The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	Three Months Ended March 31, 2004	Twelve Months Ended December 31, 2003
Claims unresolved at beginning of period	193,891	200,882
Claims filed	12,034	122,586
Claims settled, dismissed or otherwise resolved	(7,688)	(129,577)

Claims unresolved at end of period	198,237	193,891

Claimants with claims against both Union Carbide and Amchem	68,198	66,656

Individual claimants at end of period	130,039	127,235

        In more than 98 percent of the cases filed against the Corporation and Amchem no specific amount of damages is alleged or, if an amount is alleged, it merely represents jurisdictional amounts or amounts to be proven at trial. This percentage has been increasing with more recently filed cases. Even in those situations where specific damages are alleged, the claims frequently seek the same amount of damages, irrespective of the disease or injury. Plaintiffs' lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, even when specific damages are alleged with respect to a specific disease or injury, those damages are not expressly identified as to UCC, Amchem or any other particular defendant. In fact, there are no personal injury cases in which only the Corporation and/or Amchem are the sole named defendants. For these reasons and based upon the Corporation's litigation and settlement experience, the Corporation does not consider the damages alleged against it and Amchem to be a meaningful factor in its determination of any potential asbestos liability.

        At the end of 2001 and through the third quarter of 2002, the Corporation had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against it and Amchem in the future due to a number of reasons. During the third and fourth quarters of 2002, the Corporation worked with Analysis, Research & Planning Corporation ("ARPC"), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to explore whether it would be possible to estimate the cost of disposing of pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against the Corporation and Amchem. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against UCC and Amchem because of various uncertainties associated with the litigation of those claims. Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised the Corporation that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face UCC and Amchem if the following assumptions were made:

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

        Based on the resulting study completed by ARPC in January 2003, the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Approximately 28 percent of the recorded liability related to pending claims and approximately 72 percent related to future claims.

        At each balance sheet date, the Corporation compares current asbestos claim and resolution activity to the assumptions in the ARPC study to determine whether the accrual continues to be appropriate. In addition, in November 2003, the Corporation requested ARPC to review the asbestos claim and resolution activity during 2003 and determine the appropriateness of updating its study. In its response to that request, ARPC reviewed and analyzed data through November 25, 2003 to determine the number of asbestos-related filings and costs associated with 2003 activity. In January 2004, ARPC stated that an update at that time would not provide a more likely estimate of future events than that reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation's own review of the asbestos claim and resolution activity and ARPC's response, the Corporation determined that no change to the accrual was required at that time. Management noted, however, that the total number of claims filed in 2003 did exceed the number of claims assumed to be filed in the ARPC study. After consultation with outside counsel and other consultants, management believes this fact was strongly influenced by the pending national legislation and tort reform initiatives in key states. The total number of claims filed in the first quarter of 2004 also exceeded the number of claims assumed to be filed in the ARPC study. However, based on the Corporation's review of 2004 activity, the Corporation determined that no change to the accrual was required at March 31, 2004.

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

        The asbestos-related liability for pending and future claims was $1.8 billion at March 31, 2004 and $1.9 billion at December 31, 2003. At March 31, 2004, approximately 34 percent of the recorded liability related to pending claims and approximately 66 percent related to future claims. At December 31, 2003, approximately 33 percent of the recorded liability related to pending claims and approximately 67 percent related to future claims.

        At December 31, 2002, the Corporation increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. Combined with the previously mentioned increase in the asbestos-related liability at December 31, 2002, this resulted in a net income statement impact of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. The insurance receivable related to the asbestos liability was determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. Union Carbide's receivable for insurance recoveries related to its asbestos liability was $957 million at March 31, 2004 and $1.0 billion at December 31, 2003.

        In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	March 31, 2004	December 31, 2003
Receivables for defense costs	$93	$94
Receivables for resolution costs	292	255

Total	$385	$349

        The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs

In millions	Three Months Ended March 31, 2004	Twelve Months Ended December 31, 2003
Defense costs for the period	$24	$110
Aggregate defense costs to date	282	258
Resolution costs for the period	59	293
Aggregate resolution costs to date	685	626

        The Corporation's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, the Corporation increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce the insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on results of operations for defense costs was the amount of those costs not covered by insurance. Since the Corporation expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted and will continue to impact results of operations. The pretax impact for defense and resolution costs, net of insurance, was $25 million in the first quarter of 2004 and $30 million in the first quarter of 2003, and was reflected in "Cost of sales."

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

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Following are the Corporation's critical accounting policies impacted by judgments, assumptions and estimates:

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

  Asbestos-Related Matters

          The Corporation, and a former subsidiary, Amchem Products, Inc. ("Amchem"), are and have been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. Based on a study completed by Analysis, Research & Planning Corporation ("ARPC") in January 2003, the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. The Corporation also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002.

          At each balance sheet date, the Corporation compares current asbestos claim and resolution activity to the assumptions used in the ARPC study to determine whether the accrual continues to be appropriate. Based on the Corporation's review of 2004 activity, the Corporation determined that no change to the accrual was required at March 31, 2004.

          The Corporation's asbestos-related liability for pending and future claims was $1.8 billion at March 31, 2004 and $1.9 billion at December 31, 2003. The Corporation's receivable for insurance recoveries related to its asbestos liability was $957 million at March 31, 2004 and $1.0 billion at December 31, 2003. In addition, the Corporation had receivables of $385 million at March 31, 2004 and $349 million at December 31, 2003 for insurance recoveries for defense and resolution costs.

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

  Environmental Matters

          The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had accrued obligations of $109 million at December 31, 2003, for environmental remediation and restoration costs, including $33 million for the remediation of Superfund sites. At March 31, 2004, the Corporation had accrued obligations of $107 million for environmental remediation and restoration costs, including $30 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Note F to the Consolidated Financial Statements in this filing and Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

  Pension and Other Postretirement Benefits

          The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2003, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note L to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

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

          The Corporation bases the determination of pension expense or income on a market-related valuation of plan assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. For the year ending December 31, 2003, $492 million of net losses remain to be recognized in the calculation of the market-FFrelated value of plan assets. These net losses will result in increases in future pension expense as they are recognized in the market-related value of assets. The increase or decrease in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

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

          At March 31, 2004, the Corporation had a net deferred tax asset balance of $800 million and no valuation allowance. In evaluating the ability to realize its deferred tax assets, the Corporation relied principally on forecasted taxable income using historical and projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies.

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

          For additional information, see Note R to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        No material developments in any legal proceedings, including asbestos-related matters, occurred during the first quarter of 2004. For a summary of the history and current status of legal proceedings, including asbestos-related matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note F to the Consolidated Financial Statements.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

Exhibit No.	Exhibit Description
3.2	Amended and Restated Bylaws of Union Carbide Corporation, amended as of April 22, 2004.
23	Analysis, Research & Planning Corporation's Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K.

        No Current Reports on Form 8-K were filed by the Corporation during the first quarter of 2004.

Union Carbide Corporation and Subsidiaries
Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION CARBIDE CORPORATION Registrant
Date: May 4, 2004

	By:	/s/ FRANK H. BROD Frank H. Brod, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

	By:	/s/ EDWARD W. RICH Edward W. Rich, Vice President, Treasurer and Chief Financial Officer

Union Carbide Corporation and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION
3.2	Amended and Restated Bylaws of Union Carbide Corporation, amended as of April 22, 2004.
23	Analysis, Research & Planning Corporation's Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Table of Contents
Union Carbide Corporation and Subsidiaries Consolidated Balance Sheets
Union Carbide Corporation and Subsidiaries Consolidated Balance Sheets
Union Carbide Corporation and Subsidiaries Consolidated Statements of Cash Flows
Union Carbide Corporation and Subsidiaries
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Union Carbide Corporation and Subsidiaries Exhibit Index