Form 10-Q
period 2004-06-30
UNION CARBIDE CORP /NEW/
filed 2004-08-03
CIK 100790

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR THE QUARTER ENDED June 30, 2004

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

At June 30, 2004, 1,000 shares of common stock were outstanding, all of which were held by the registrant's parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation
Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net trade sales	$84	$98	$163	$191
Net sales to related companies	1,275	1,175	2,507	2,371

Total Net Sales	1,359	1,273	2,670	2,562

Cost of sales	1,237	1,181	2,401	2,489
Research and development expenses	23	23	47	48
Selling, general and administrative expenses	4	10	10	20
Amortization of intangibles	1	1	2	2
Restructuring charges	48	—	48	—
Equity in earnings of nonconsolidated affiliates	209	61	294	71
Sundry income (expense)—net	(17)	(9)	(55)	(24)
Interest income	2	3	3	5
Interest expense and amortization of debt discount	23	28	46	62

Income (Loss) before Income Taxes and Minority Interests	217	85	358	(7)

Provision (Credit) for income taxes	79	31	129	(2)

Net Income (Loss) Available for Common Stockholder	$138	$54	$229	$(5)

Depreciation	$82	$77	$160	$156

Capital Expenditures	$33	$25	$59	$44

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	June 30, 2004	Dec. 31, 2003
Assets
Current Assets
Cash and cash equivalents	$22	$21
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables—2004: $4; 2003: $4)	58	59
Related companies	283	279
Other	143	120
Notes receivable from related companies	45	124
Inventories	205	182
Deferred income tax assets—current	59	56
Asbestos-related insurance receivables—current	225	200

Total current assets	1,040	1,041

Investments
Investments in related companies	461	461
Investments in nonconsolidated affiliates	795	626
Other investments	31	35
Noncurrent receivables	16	17
Noncurrent receivable from related company	195	—

Total investments	1,498	1,139

Property
Property	7,379	7,375
Less accumulated depreciation	5,237	5,132

Net property	2,142	2,243

Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization—2004: $121; 2003: $118)	15	23
Deferred income tax assets—noncurrent	673	783
Asbestos-related insurance receivables—noncurrent	1,086	1,176
Deferred charges and other assets	124	73

Total other assets	1,924	2,081

Total Assets	$6,604	$6,504

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	June 30, 2004	Dec. 31, 2003
Liabilities and Stockholder's Equity
Current Liabilities
Notes payable:
Related companies	$151	$23
Other	5	2
Long-term debt due within one year	16	16
Accounts payable:
Trade	226	245
Related companies	169	287
Other	34	32
Income taxes payable	89	77
Asbestos-related liabilities — current	108	122
Accrued and other current liabilities	252	245

Total current liabilities	1,050	1,049

Long-Term Debt	1,272	1,272

Other Noncurrent Liabilities
Pension and other postretirement benefits—noncurrent	521	524
Asbestos-related liabilities—noncurrent	1,696	1,791
Other noncurrent obligations	445	477

Total other noncurrent liabilities	2,662	2,792

Minority Interest in Subsidiaries	3	3

Stockholder's Equity
Common stock (1,000 shares authorized and issued)	—	—
Additional paid-in capital	—	—
Retained earnings	1,975	1,746
Accumulated other comprehensive loss	(358)	(358)

Net stockholder's equity	1,617	1,388

Total Liabilities and Stockholder's Equity	$6,604	$6,504

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

		Six Months Ended
In millions (Unaudited)		June 30, 2004	June 30, 2003
Operating Activities
	Net Income (Loss) Available for Common Stockholder	$229	$(5)
	Adjustments to reconcile net income (loss) to net cash provided by
	operating activities:
	Depreciation and amortization	170	167
	Provision (Credit) for deferred income tax	106	(27)
	Earnings/losses of nonconsolidated affiliates in excess of dividends received	(169)	(17)
	Net (gain) loss on sales of property	(6)	16
	Other net (gain) loss	1	(1)
	Net gain on sale of nonconsolidated affiliates	(1)	—
	Restructuring charges	44
	Changes in assets and liabilities that provided (used) cash:
	Accounts and notes receivable	35	(24)
	Related company receivables	75	396
	Inventories	(23)	13
	Accounts payable	23	(15)
	Related company payables	10	8
	Other assets and liabilities	(251)	(125)

	Cash provided by operating activities	243	386

Investing Activities
	Capital expenditures	(59)	(44)
	Proceeds from sales of property	7	5
	Proceeds from sales of consolidated companies	—	1
	Investments in nonconsolidated affiliates	(1)	(9)
	Increase in noncurrent receivable from related company	(195)	—
	Collection of noncurrent notes receivable from related company	—	17
	Proceeds from sale of nonconsolidated affiliates	1	—
	Purchases of investments	—	(1)
	Proceeds from sales of investments	3	17

	Cash used in investing activities	(244)	(14)

Financing Activities
	Changes in short-term notes payable	2	6
	Payments on long-term debt	—	(380)
	Distributions to minority interests	—	(1)

	Cash provided by (used in) financing activities	2	(375)

Summary
	Increase (Decrease) in cash and cash equivalents	1	(3)
	Cash and cash equivalents at beginning of year	21	25

	Cash and cash equivalents at end of period	$22	$22

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Income (Loss) Available for Common Stockholder	$138	$54	$229	$(5)

Other Comprehensive Income (Loss), Net of Tax
Unrealized gains on investments	—	1	—	3
Translation adjustments	(4)	4	(1)	6
Net gain on cash flow hedging derivative instruments	1	—	1	—

Total other comprehensive income (loss)	(3)	5	—	9

Comprehensive Income	$135	$59	$229	$4

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

        Intercompany transactions and balances are eliminated in consolidation. Transactions with the Corporation's parent company, Dow, or other Dow subsidiaries have been reflected as related company transactions in the consolidated financial statements. See Note I for further discussion.

        Certain reclassifications of prior year's amounts have been made to conform to the presentation adopted for 2004. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE B    ACCOUNTING CHANGES

        In December 2003, the Financial Accounting Standards Board ("FASB") revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. As revised, SFAS No. 132 was effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this standard are effective for interim periods beginning after December 15, 2003. See Note H for the required disclosures.

        In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") to a sponsor of a postretirement health care plan that has concluded that prescription drug benefits available under the plan are "actuarially equivalent" and thus qualify for the subsidy under the Act. The FSP also requires disclosures about the effects of the subsidy for an employer that sponsors a postretirement health care benefit plan that provides prescription drug benefits but for which the employer has not yet been able to determine actuarial equivalency. See Note H for the required disclosures.

        In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") with respect to EITF Issue No. 03-16, "Accounting for Investments in Limited Liability Companies." According to EITF Issue No. 03-16, a limited liability company ("LLC") that maintains a "specific ownership account" for each investor should be viewed similar to a limited partnership for determining whether a noncontrolling investment in an LLC should be accounted for using the cost or equity method. The consensus applies to all investments in LLCs (except those required to be accounted for as debt securities) and is effective for reporting periods beginning after June 15, 2004. The Corporation has reviewed its investments in LLCs and has determined that UCC's current accounting treatment for these investments is consistent with the guidance in EITF Issue No. 03-16.

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

NOTE D    RESTRUCTURING

        In the second quarter of 2004, the Corporation recorded restructuring charges totaling $48 million resulting from decisions made by management in the second quarter relative to employment levels as Dow restructured its business organization and as the Corporation finalized plans for additional plant shutdowns and divestitures. The charges included severance of $21 million for a workforce reduction of 360 people, most of whom will end their employment with UCC by the end of the third quarter of 2004, and curtailment costs of $9 million associated with UCC's defined benefit plans. The charges also included asset impairments totaling $18 million related to the shutdown of a latex manufacturing facility ($8 million) and the pending sale of a marine terminal ($10 million).

NOTE E    INVENTORIES

        The following table provides a breakdown of inventories at June 30, 2004 and December 31, 2003:

Inventories (In millions)	June 30, 2004	December 31, 2003
Finished goods	$79	$59
Work in process	24	25
Raw materials	30	25
Supplies	72	73

Total inventories	$205	$182

        The reserves reducing inventories from the first-in, first-out ("FIFO") basis to the last-in, first-out ("LIFO") basis amounted to $128 million at June 30, 2004 and $96 million at December 31, 2003.

NOTE F    OTHER INTANGIBLE ASSETS

        The following table provides information regarding the Corporation's other intangible assets:

	At June 30, 2004			At December 31, 2003
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$36	$(33)	$3	$36	$(31)	$5
Patents	5	(3)	2	5	(3)	2
Software	94	(84)	10	99	(83)	16
Other	1	(1)	—	1	(1)	—

Total	$136	$(121)	$15	$141	$(118)	$23

        Amortization expense for other intangible assets (not including software) was $1 million in the second quarters of 2004 and 2003. Year to date, amortization expense for other intangible assets (not including software) was $2 million in 2004 and 2003. Amortization expense for software, which is included in "Cost of sales", totaled $0.4 million in the second quarters of 2004 and 2003. Year to date, amortization expense for software was $0.7 million, compared with $0.8 million for the six months ended June 30, 2003.

        Total estimated amortization expense for 2004 and the five succeeding fiscal years is as follows:

(In millions)	Estimated Amortization Expense
2004	$5.5
2005	2.5
2006	2.1
2007	2.0
2008	2.0
2009	2.0

NOTE G    COMMITMENTS AND CONTINGENT LIABILITIES

Environmental

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Corporation had accrued obligations of $109 million at December 31, 2003 for environmental remediation and restoration costs, including $33 million for the remediation of Superfund sites. At June 30, 2004, the Corporation had accrued obligations of $106 million for environmental remediation and restoration costs, including $29 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Corporation's consolidated financial statements.

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

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including the Corporation and Amchem, increased in 2001, 2002 and the first half of 2003. The rate of filing significantly abated in the second half of 2003 and the first half of 2004. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

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

        At each balance sheet date, the Corporation compares current asbestos claim and resolution activity to the assumptions in the ARPC study to determine whether the accrual continues to be appropriate. In addition, in November 2003, the Corporation requested ARPC to review the asbestos claim and resolution activity during 2003 and determine the appropriateness of updating its study. In response to that request, ARPC reviewed and analyzed data through November 25, 2003 to determine the number of asbestos-related filings and costs associated with 2003 activity. In January 2004, ARPC stated that an update at that time would not provide a more likely estimate of future events than that reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation's own review of the asbestos claim and resolution activity and ARPC's response, the Corporation determined that no change to the accrual was required at that time. Management noted, however, that the total number of claims filed in 2003 did exceed the number of claims assumed to be filed in the ARPC study. After consultation with outside counsel and other consultants, management believes this fact was strongly influenced by the pending national legislation and tort reform initiatives in key states. The total number of claims filed and received in the first half of 2004 was in line with the number of claims assumed to be filed in the ARPC study. Based on the Corporation's review of 2004 activity, the Corporation determined that no change to the accrual was required at June 30, 2004.

        The asbestos-related liability for pending and future claims was $1.8 billion at June 30, 2004 and $1.9 billion at December 31, 2003. At June 30, 2004, approximately 36 percent of the recorded liability related to pending claims and approximately 64 percent related to future claims. At December 31, 2003, approximately 33 percent of the recorded liability related to pending claims and approximately 67 percent related to future claims.

        At December 31, 2002, the Corporation increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. Combined with the previously mentioned increase in the asbestos-related liability at December 31, 2002, this resulted in a net income statement impact of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. The insurance receivable related to the asbestos liability was determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. The receivable for insurance recoveries related to asbestos liability was $864 million at June 30, 2004 and $1.0 billion at December 31, 2003. At June 30, 2004, $505 million of the receivable was due from insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

        In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers
(In millions)	June 30, 2004	December 31, 2003
Receivables for defense costs	$89	$94
Receivables for resolution costs	358	255

Total	$447	$349

        The Corporation's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, the Corporation increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce the insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on results of operations for defense costs was the amount of those costs not covered by insurance. Since the Corporation expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted, and will continue to impact results of operations. The pretax impact for defense and resolution costs, net of insurance, was $48 million in the second quarter of 2004 ($18 million in the second quarter of 2003) and $73 million in the first six months of 2004 ($48 million in the first six months of 2003), and was reflected in "Cost of sales."

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

        The amounts recorded for the asbestos-related liability and related insurance receivable described above were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries to be higher or lower than those projected or those recorded.

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

Guarantees at June 30, 2004 and December 31, 2003
(In millions)	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2007	$11	—

NOTE H    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Credit for All Significant Plans
	Defined Benefit Pension Plans
	Three Months Ended		Six Months Ended
(In millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Service cost	$7	$7	$14	$14
Interest cost	56	58	112	116
Expected return on plan assets	(88)	(93)	(176)	(186)
Amortization of prior service cost	1	1	2	2
Special termination/curtailment cost	2	—	2	—

Net periodic benefit credit	$(22)	$(27)	$(46)	$(54)

Net Periodic Benefit Cost for All Significant Plans
	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
(In millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Service cost	$1	$3	$2	$6
Interest cost	10	10	20	20
Amortization of prior service credit	(2)	(2)	(4)	(4)
Amortization of net loss	1	1	2	2
Special termination/curtailment cost	9	—	9	—

Net periodic benefit cost	$19	$12	$29	$24

Employer Contributions

Pension Plans

        The Corporation has a defined benefit pension plan that covers substantially all employees in the United States. Benefits are based on length of service and the employee's three highest consecutive years of compensation.

        The Corporation's funding policy is to contribute to the plan when pension laws and economics either require or encourage funding. As previously disclosed in the Corporation's financial statements for the year ended December 31, 2003, UCC does not expect to contribute assets to its qualified pension plan trust in 2004. No contributions were made in the first six months of 2004. The Corporation also has a non-qualified supplemental pension plan. As previously disclosed, benefit payments to retirees under this plan are expected to be $5 million in 2004. In the first six months of 2004, benefit payments of $2 million were made.

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

        The Corporation funds most of the cost of these health care and life insurance benefits as incurred. As previously disclosed in the Corporation's financial statements for the year ended December 31, 2003, UCC does not expect to contribute assets to its other postretirement benefit plans in 2004. Consistent with that expectation, no contributions were made in the first six months of 2004. As previously disclosed, benefit payments to retirees under these plans are expected to be $52 million in 2004. In the first six months of 2004, benefit payments of $46 million were made.

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. At present, detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. The Corporation's net periodic postretirement benefit cost does not reflect any amount associated with the subsidy because the Corporation is unable to conclude whether the benefits provided by the Corporation's retiree medical plans are actuarially equivalent to Medicare Part D under the Act until further governmental regulations are issued.

NOTE I    RELATED PARTY TRANSACTIONS

        The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow in accordance with the terms of Dow's longstanding intercompany pricing policies. The application of these policies results in products being sold to and purchased from Dow at market-based prices. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in "Sundry income (expense)—net" in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $446 million in the second quarter of 2004 ($383 million in the second quarter of 2003) and $889 million in the first half of 2004 ($801 million in the first half of 2003).

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

        As part of Dow's cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. The revolving loan agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion was amended and restated on May 28, 2004 to include cash collateral provisions and to extend the maturity date to May 28, 2005; however, Dow may demand repayment with a 30-day written notice to the Corporation. The related collateral agreement was also amended and restated on May 28, 2004 to provide for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At June 30, 2004, there was $541 million available under the revolving loan agreement. The cash collateral was reported as "Noncurrent receivable from related company" in the consolidated balance sheets at June 30, 2004. The Corporation had a note receivable of $100 million from Dow under a separate revolving loan agreement at December 31, 2003.

Union Carbide Corporation and Subsidiaries

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Pursuant to General Instruction H of Form 10-Q "Omission of Information by Certain Wholly Owned Subsidiaries," this section includes only management's narrative analysis of the results of operations for the three and six month periods ended June 30, 2004, the most recent periods, compared with the three and six month periods ended June 30, 2003, the corresponding periods in the preceding fiscal year.

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

RESULTS OF OPERATIONS

        The Corporation reported net income of $138 million for the second quarter of 2004 compared with $54 million for the second quarter of 2003. Net income for the first half of 2004 was $229 million, compared with a net loss of $5 million for the first half of 2003. The significant increase in earnings from the Corporation's joint ventures and improved operating margins more than offset a restructuring charge of $48 million recorded in the second quarter of 2004, and higher feedstock and energy costs.

        Total net sales for the second quarter of 2004 were $1,359 million compared with $1,273 million for the second quarter of 2003, an increase of 7 percent. Selling prices to Dow are based on market prices for the related products. Average selling prices were higher in the second quarter of 2004 compared with last year (led by ethylene glycol and polyethylene, the Corporation's principal products) and volume was up in the second quarter of 2004 compared with last year for most products. Year to date, total net sales increased 4 percent to $2,670 million from $2,562 million for the first six months of 2003 as increased prices more than offset the impact of restructured ethylene glycol contracts in Canada.

        Cost of sales increased $56 million (5 percent) in the second quarter of 2004 compared with the second quarter of 2003, primarily due to higher feedstock and energy costs and lower operating rates resulting from unplanned outages at its facilities in Taft, Louisiana, in the second quarter of 2004. For the first six months of 2004, cost of sales decreased $88 million compared with the first six months of 2003. The decline in year-to-date cost of sales reflects the reduction in costs associated with plants that were shut down in 2003 and restructured ethylene purchase contracts in Canada, which more than offset the impact of higher feedstock and energy costs.

        Operating expenses (research and development, and selling, general and administrative expenses) were $27 million in the second quarter of 2004, down 18 percent, from $33 million in the second quarter of last year. For the first half of 2004, operating expenses were $57 million, down 16 percent from $68 million for the same period last year. The decline in second quarter and year-to-date operating expenses reflects a sustained effort to reduce expenses.

        UCC's share of the earnings of nonconsolidated affiliates was $209 million in the second quarter of 2004 compared with $61 million in the second quarter of 2003. Year to date, equity earnings increased to $294 million from $71 million for the first six months of 2003. Equity earnings increased due to strong results reported by EQUATE Petrochemical Company K.S.C., the OPTIMAL Group and UOP LLC. Equity earnings in the second quarter of this year also included the favorable impact of the recognition of investment tax allowances by one of the Corporation's joint ventures.

        In the second quarter of 2004, the Corporation recorded a restructuring charge totaling $48 million. The charge included severance of $21 million for a workforce reduction of 360 people, most of whom will end their employment with UCC by the end of the third quarter of 2004, curtailment costs of $9 million associated with UCC's defined benefit plans, an asset write off of $8 million associated with the shutdown of a latex manufacturing facility and a write down of the net book value of a marine terminal (to be sold in the third quarter of 2004) of $10 million.

        Sundry income (expense)—net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) for the second quarter of 2004 was net expense of $17 million compared with net expense of $9 million for the second quarter last year. Results for the second quarter of 2004 included higher commission expense on feedstock purchases reflecting commission rate changes implemented in the third quarter of 2003, partially offset by a gain on the sale of an airplane. Year to date, sundry income (expense) was net expense of $55 million compared with net expense of $24 million last year. The year-to-date results also included an unfavorable litigation settlement related to one of the Corporation's joint ventures.

        Interest income for the second quarter of 2004 was $2 million compared with $3 million for the second quarter of last year. Interest income for the first half of 2004 was $3 million compared with $5 million in the first half of last year.

        Interest expense and amortization of debt discount for the second quarter of 2004 was $23 million compared with $28 million in the second quarter of last year. Year to date, interest expense and amortization of debt discount decreased 26 percent from $62 million to $46 million. Compared with last year, interest expense declined primarily due to a reduction in total debt.

        The effective tax rate for the second quarter of 2004 was 36.4 percent compared with 36.5 percent for the same quarter last year. Year to date, the effective tax rate was 36.0 percent versus 28.6 percent last year. The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, and the level of income relative to tax credits available.

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

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including the Corporation and Amchem, increased in 2001, 2002 and the first half of 2003. The rate of filing significantly abated in the second half of 2003 and the first half of 2004. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

        The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	Six Months Ended June 30, 2004	Twelve Months Ended December 31, 2003
Claims unresolved at beginning of period	193,891	200,882
Claims filed	34,013	122,586
Claims settled, dismissed or otherwise resolved	(24,389)	(129,577)

Claims unresolved at end of period	203,515	193,891

Claimants with claims against both Union Carbide and Amchem	69,647	66,656

Individual claimants at end of period	133,868	127,235

        A review of a representative sample of cases outstanding at December 31, 2003, showed that in more than 98 percent of the cases filed against the Corporation and Amchem no specific amount of damages is alleged or, if an amount is alleged, it merely represents jurisdictional amounts or amounts to be proven at trial. This percentage increased with the more recently filed cases included in the review. Even in those situations where specific damages are alleged, the claims frequently seek the same amount of damages, irrespective of the disease or injury. Plaintiffs' lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, even when specific damages are alleged with respect to a specific disease or injury, those damages are not expressly identified as to UCC, Amchem or any other particular defendant. In fact, there are no personal injury cases in which only the Corporation and/or Amchem are the sole named defendants. For these reasons and based upon the Corporation's litigation and settlement experience, the Corporation does not consider the damages alleged against it and Amchem to be a meaningful factor in its determination of any potential asbestos liability.

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

        At each balance sheet date, the Corporation compares current asbestos claim and resolution activity to the assumptions in the ARPC study to determine whether the accrual continues to be appropriate. In addition, in November 2003, the Corporation requested ARPC to review the asbestos claim and resolution activity during 2003 and determine the appropriateness of updating its study. In response to that request, ARPC reviewed and analyzed data through November 25, 2003 to determine the number of asbestos-related filings and costs associated with 2003 activity. In January 2004, ARPC stated that an update at that time would not provide a more likely estimate of future events than that reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation's own review of the asbestos claim and resolution activity and ARPC's response, the Corporation determined that no change to the accrual was required at that time. Management noted, however, that the total number of claims filed in 2003 did exceed the number of claims assumed to be filed in the ARPC study. After consultation with outside counsel and other consultants, management believes this fact was strongly influenced by the pending national legislation and tort reform initiatives in key states. The total number of claims filed and received in the first half of 2004 was in line with the number of claims assumed to be filed in the ARPC study. Based on the Corporation's review of 2004 activity, the Corporation determined that no change to the accrual was required at June 30, 2004.

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

        The asbestos-related liability for pending and future claims was $1.8 billion at June 30, 2004 and $1.9 billion at December 31, 2003. At June 30, 2004, approximately 36 percent of the recorded liability related to pending claims and approximately 64 percent related to future claims. At December 31, 2003, approximately 33 percent of the recorded liability related to pending claims and approximately 67 percent related to future claims.

        At December 31, 2002, the Corporation increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. Combined with the previously mentioned increase in the asbestos-related liability at December 31, 2002, this resulted in a net income statement impact of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. The insurance receivable related to the asbestos liability was determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. Union Carbide's receivable for insurance recoveries related to its asbestos liability was $864 million at June 30, 2004 and $1.0 billion at December 31, 2003. At June 30, 2004, $505 million of the receivable is due from insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance.

        In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers
(In millions)	June 30, 2004	December 31, 2003
Receivables for defense costs	$89	$94
Receivables for resolution costs	358	255

Total	$447	$349

        The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs
(In millions)	Six Months Ended June 30, 2004	Twelve Months Ended December 31, 2003
Defense costs for the period	$47	$110
Aggregate defense costs to date	305	258
Resolution costs for the period	148	293
Aggregate resolution costs to date	774	626

        The Corporation's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, the Corporation increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce the insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on results of operations for defense costs was the amount of those costs not covered by insurance. Since the Corporation expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted and will continue to impact results of operations. The pretax impact for defense and resolution costs, net of insurance, was $48 million in the second quarter of 2004 ($18 million in the second quarter of 2003) and $73 million in the first six months of 2004 ($48 million in the first six months of 2003), and was reflected in "Cost of sales."

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

        The amounts recorded for the asbestos-related liability and related insurance receivable described above were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries to be higher or lower than those projected or those recorded.

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

  Litigation

          The Corporation is subject to legal proceedings and claims arising out of the normal course of business. The Corporation routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an actuarial analysis of historical claims experience for incurred but not reported matters. The Corporation has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to minimize the impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note G to the Consolidated Financial Statements.

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

          At each balance sheet date, the Corporation compares current asbestos claim and resolution activity to the assumptions used in the ARPC study to determine whether the accrual continues to be appropriate. Based on the Corporation's review of 2004 activity, the Corporation determined that no change to the accrual was required at June 30, 2004.

          The Corporation's asbestos-related liability for pending and future claims was $1.8 billion at June 30, 2004 and $1.9 billion at December 31, 2003. The Corporation's receivable for insurance recoveries related to its asbestos liability was $864 million at June 30, 2004 and $1.0 billion at December 31, 2003. In addition, the Corporation had receivables of $447 million at June 30, 2004 and $349 million at December 31, 2003 for insurance recoveries for defense and resolution costs.

          The amounts recorded by the Corporation for the asbestos-related liability and related insurance receivable were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for the Corporation to be higher or lower than those projected or those recorded.

          For additional information, see Asbestos-Related Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note G to the Consolidated Financial Statements.

  Environmental Matters

          The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had accrued obligations of $109 million at December 31, 2003, for environmental remediation and restoration costs, including $33 million for the remediation of Superfund sites. At June 30, 2004, the Corporation had accrued obligations of $106 million for environmental remediation and restoration costs, including $29 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Note G to the Consolidated Financial Statements in this filing and Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Increase (Decrease) in Market-Related Asset Value due to Recognition of Prior Asset Gains and Losses (In millions)
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

          At June 30, 2004, the Corporation had a net deferred tax asset balance of $732 million and no valuation allowance. In evaluating the ability to realize its deferred tax assets, the Corporation relied principally on forecasted taxable income using historical and projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        No material developments in any legal proceedings, including asbestos-related matters, occurred during the second quarter of 2004. For a summary of the history and current status of legal proceedings, including asbestos-related matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note G to the Consolidated Financial Statements.

Environmental Matters

        The Corporation is currently negotiating with the United States Environmental Protection Agency to resolve violations of the Resource Conservation and Recovery Act alleged to have occurred over the five-year period ended on July 1, 2004, relative to management of accumulated process solvent residue in tanker trailers at its catalyst plant in Norco, Louisiana. Under a contemplated agreement, UCC will pay a civil penalty and will fund and perform an environmentally beneficial project, together totaling in excess of $100,000.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

Exhibit No.	Exhibit Description
10.25.1	Amendment dated as of June 1, 2004, to the Amended and Restated Agreement (to Provide Materials and Services) between the Corporation and Dow Hydrocarbons and Resources Inc.
10.28	Amended and Restated Revolving Credit Agreement dated as of May 28, 2004, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors.
10.29	Amended and Restated Pledge and Security Agreement dated as of May 28, 2004, between the Corporation and The Dow Chemical Company.
23	Analysis, Research & Planning Corporation's Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K.

    No Current Reports on Form 8-K were filed by the Corporation during the second quarter of 2004.

Union Carbide Corporation and Subsidiaries
Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION CARBIDE CORPORATION Registrant
Date: August 3, 2004

	By:	/s/ FRANK H. BROD Frank H. Brod, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

	By:	/s/ EDWARD W. RICH Edward W. Rich, Vice President, Treasurer and Chief Financial Officer

Union Carbide Corporation and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION
10.25.1	Amendment dated as of June 1, 2004, to the Amended and Restated Agreement (to Provide Materials and Services) between the Corporation and Dow Hydrocarbons and Resources Inc.
10.28	Amended and Restated Revolving Credit Agreement dated as of May 28, 2004, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors.
10.29	Amended and Restated Pledge and Security Agreement dated as of May 28, 2004, between the Corporation and The Dow Chemical Company.
23	Analysis, Research & Planning Corporation's Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Union Carbide Corporation and Subsidiaries Exhibit Index