Form 10-Q
period 2004-09-30
UNION CARBIDE CORP /NEW/
filed 2004-10-29
CIK 100790

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR THE QUARTER ENDED September 30, 2004

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

At September 30, 2004, 1,000 shares of common stock were outstanding, all of which were held by the registrant's parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation
Table of Contents

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net trade sales	$75	$79	$238	$270
Net sales to related companies	1,427	1,185	3,934	3,556

Total Net Sales	1,502	1,264	4,172	3,826

Cost of sales	1,331	1,147	3,732	3,636
Research and development expenses	21	24	68	72
Selling, general and administrative expenses	5	3	15	23
Amortization of intangibles	1	1	3	3
Restructuring charges	—	—	48	—
Equity in earnings of nonconsolidated affiliates	133	61	427	132
Sundry income (expense)—net	(23)	35	(78)	11
Interest income	2	4	5	9
Interest expense and amortization of debt discount	24	27	70	89

Income before Income Taxes and Minority Interests	232	162	590	155

Provision for income taxes	64	41	193	39

Net Income Available for Common Stockholder	$168	$121	$397	$116

Depreciation	$81	$77	$241	$233

Capital Expenditures	$32	$32	$91	$76

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Sept. 30, 2004	Dec. 31, 2003
Assets
Current Assets
Cash and cash equivalents	$23	$21
Accounts receivable:
Trade (net of allowance for doubtful receivables—2004: $4; 2003: $4)	54	59
Related companies	341	279
Other	193	120
Notes receivable from related companies	46	124
Inventories	190	182
Deferred income tax assets—current	46	56
Asbestos-related insurance receivables—current	150	200

Total current assets	1,043	1,041

Investments
Investments in related companies	461	461
Investments in nonconsolidated affiliates	907	626
Other investments	23	35
Noncurrent receivables	14	17
Noncurrent receivable from related company	195	—

Total investments	1,600	1,139

Property
Property	7,294	7,375
Less accumulated depreciation	5,193	5,132

Net property	2,101	2,243

Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization—2004: $122; 2003: $118)	14	23
Deferred income tax assets—noncurrent	674	783
Asbestos-related insurance receivables—noncurrent	1,145	1,176
Deferred charges and other assets	144	73

Total other assets	2,003	2,081

Total Assets	$6,747	$6,504

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Sept. 30, 2004	Dec. 31, 2003
Liabilities and Stockholder's Equity
Current Liabilities
Notes payable:
Related companies	$87	$23
Other	4	2
Long-term debt due within one year	15	16
Accounts payable:
Trade	226	245
Related companies	232	287
Other	34	32
Income taxes payable	185	77
Asbestos-related liabilities—current	109	122
Accrued and other current liabilities	279	245

Total current liabilities	1,171	1,049

Long-Term Debt	1,257	1,272

Other Noncurrent Liabilities
Pension and other postretirement benefits—noncurrent	512	524
Asbestos-related liabilities—noncurrent	1,586	1,791
Other noncurrent obligations	439	477

Total other noncurrent liabilities	2,537	2,792

Minority Interest in Subsidiaries	3	3

Stockholder's Equity
Common stock (1,000 shares authorized and issued)	—	—
Additional paid-in capital	—	—
Retained earnings	2,143	1,746
Accumulated other comprehensive loss	(364)	(358)

Net stockholder's equity	1,779	1,388

Total Liabilities and Stockholder's Equity	$6,747	$6,504

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

		Nine Months Ended
In millions (Unaudited)		Sept. 30, 2004	Sept. 30, 2003
Operating Activities
	Net Income Available for Common Stockholder	$397	$116
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation and amortization	258	250
	Provision (Credit) for deferred income tax	177	(2)
	Earnings/losses of nonconsolidated affiliates in excess of dividends received	(285)	(69)
	Net gain on sales of investments	(1)	—
	Net gain on sales of property	(7)	(35)
	Other net loss	1	1
	Net gain on sales of nonconsolidated affiliates	(1)	(20)
	Restructuring charges	37	—
	Changes in assets and liabilities that provided (used) cash:
	Accounts and notes receivable	5	(61)
	Related company receivables	16	438
	Inventories	(8)	17
	Accounts payable	4	(35)
	Related company payables	9	(194)
	Other assets and liabilities	(319)	(99)

	Cash provided by operating activities	283	307

Investing Activities
	Capital expenditures	(91)	(76)
	Proceeds from sales of property	10	87
	Proceeds from sale of consolidated company	—	1
	Investments in nonconsolidated affiliates	(1)	(13)
	Increase in noncurrent receivable from related company	(195)	—
	Collection of noncurrent notes receivable from related company	—	17
	Proceeds from sales of nonconsolidated affiliates	1	27
	Purchases of investments	—	(1)
	Proceeds from sales of investments	9	29

	Cash provided by (used in) investing activities	(267)	71

Financing Activities
	Changes in short-term notes payable	2	—
	Payments on long-term debt	(16)	(380)
	Distributions to minority interests	—	(1)

	Cash used in financing activities	(14)	(381)

Summary
	Increase (Decrease) in cash and cash equivalents	2	(3)
	Cash and cash equivalents at beginning of year	21	25

	Cash and cash equivalents at end of period	$23	$22

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net Income Available for Common Stockholder	$168	$121	$397	$116

Other Comprehensive Income (Loss), Net of Tax
Unrealized gains on investments	—	—	—	3
Translation adjustments	(7)	6	(8)	12
Net gain on cash flow hedging derivative instruments	1	—	2	—

Total other comprehensive income (loss)	(6)	6	(6)	15

Comprehensive Income	$162	$127	$391	$131

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

(Unaudited)

NOTE A    CONSOLIDATED FINANCIAL STATEMENTS

        The unaudited interim consolidated financial statements of Union Carbide Corporation and its subsidiaries (the "Corporation" or "UCC") were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented.

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

        In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") to a sponsor of a postretirement health care plan that has concluded that prescription drug benefits available under the plan are "actuarially equivalent" and thus qualify for a subsidy under the Act. The Corporation adopted the provisions of FSP No. 106-2 in the third quarter of 2004. See Note H regarding the impact of adoption in the third quarter of 2004 and the required disclosures.

        In July 2004, the FASB ratified the consensuses reached by the EITF with respect to EITF Issue No. 02-14, "Whether Investors Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." According to EITF Issue No. 02-14, when an investor has the ability to exercise significant influence over the operating and financial policies of an investee, the equity method of accounting should be applied to investments in common stock and in-substance common stock. EITF Issue No. 02-14 addresses the determination of whether an investment is in-substance common stock and when to perform that evaluation, but does not address the determination of whether an investor has the ability to exercise significant influence over the operating and financial policies of the investee. The consensuses in this Issue apply to reporting periods beginning after September 15, 2004. The Corporation has reviewed its investments and has determined that its current accounting treatment for these investments is consistent with the guidance in EITF Issue No. 02-14.

NOTE C    IMPAIRMENT OF LONG-LIVED ASSETS

        In the first quarter of 2003, certain studies regarding non-strategic or under-performing assets were completed and management made decisions relative to certain assets. These decisions resulted in the write-off of the net book value of three manufacturing facilities totaling $24 million and included in "Cost of sales" (the largest of which was $16 million associated with the impairment of the ethylene production facilities in Seadrift, Texas, which was shut down in the third quarter of 2003), and the impairment of a chemical transport vessel (sold in the second quarter of 2003) of $11 million included in "Sundry income (expense)—net."

NOTE D    RESTRUCTURING

        In the second quarter of 2004, the Corporation recorded restructuring charges totaling $48 million resulting from decisions made by management in the second quarter relative to employment levels as Dow restructured its business organization and as the Corporation finalized plans for additional plant shutdowns and divestitures. The charges included severance of $21 million for a workforce reduction of approximately 360 people, most of whom were expected to end their employment with UCC by the end of the third quarter of 2004, and curtailment costs of $9 million associated with UCC's defined benefit plans. The charges also included asset impairments totaling $18 million related to the shutdown of a latex manufacturing facility ($8 million) and the pending sale of a marine terminal ($10 million).

        As of September 30, 2004, the Corporation's workforce had been reduced by 249 people due to this restructuring. Severance of $10 million was paid to 200 former employees; severance of $4 million was deferred until 2005 by 49 former employees. At September 30, 2004, an accrual of $7 million (excluding the deferred severance) remained for approximately 120 employees, most of whom will end their employment with UCC by the end of 2004.

NOTE E    INVENTORIES

        The following table provides a breakdown of inventories at September 30, 2004 and December 31, 2003:

Inventories In millions	Sept. 30, 2004	Dec. 31, 2003
Finished goods	$67	$59
Work in process	22	25
Raw materials	32	25
Supplies	69	73

Total inventories	$190	$182

        The reserves reducing inventories from the first-in, first-out ("FIFO") basis to the last-in, first-out ("LIFO") basis amounted to $131 million at September 30, 2004 and $96 million at December 31, 2003.

NOTE F    OTHER INTANGIBLE ASSETS

        The following table provides information regarding the Corporation's other intangible assets:

	At September 30, 2004			At December 31, 2003
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$36	$(34)	$2	$36	$(31)	$5
Patents	5	(3)	2	5	(3)	2
Software	94	(84)	10	99	(83)	16
Other	1	(1)	—	1	(1)	—

Total	$136	$(122)	$14	$141	$(118)	$23

        Amortization expense for other intangible assets (not including software) was $1 million in the third quarters of 2004 and 2003. Year to date, amortization expense for other intangible assets (not including software) was $3 million in 2004 and 2003. Amortization expense for software, which is included in "Cost of sales," totaled $0.5 million in the third quarter of 2004, compared with $0.4 million in the third quarter of last year. Year to date, amortization expense for software was $1.2 million in 2004 and 2003.

        Total estimated amortization expense for 2004 and the five succeeding fiscal years is as follows:

In millions	Estimated Amortization Expense
2004	$5.5
2005	2.5
2006	2.1
2007	2.0
2008	2.0
2009	2.0

NOTE G    COMMITMENTS AND CONTINGENT LIABILITIES

Environmental

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Corporation had accrued obligations of $109 million at December 31, 2003 for environmental remediation and restoration costs, including $33 million for the remediation of Superfund sites. At September 30, 2004, the Corporation had accrued obligations of $105 million for environmental remediation and restoration costs, including $28 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Corporation's consolidated financial statements.

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

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including the Corporation and Amchem, increased in 2001, 2002 and the first half of 2003. The rate of filing significantly abated in the second half of 2003 and the first nine months of 2004. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

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

        At each balance sheet date, the Corporation compares current asbestos claim and resolution activity to the assumptions in the ARPC study to determine whether the accrual continues to be appropriate. In addition, in November 2003, the Corporation requested ARPC to review the asbestos claim and resolution activity during 2003 and determine the appropriateness of updating its study. In response to that request, ARPC reviewed and analyzed data through November 25, 2003 to determine the number of asbestos-related filings and costs associated with 2003 activity. In January 2004, ARPC stated that an update at that time would not provide a more likely estimate of future events than that reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation's own review of the asbestos claim and resolution activity and ARPC's response, the Corporation determined that no change to the accrual was required at that time. Management noted, however, that the total number of claims filed in 2003 did exceed the number of claims assumed to be filed in the ARPC study. After consultation with outside counsel and other consultants, management believes this fact was strongly influenced by the pending national legislation and tort reform initiatives in key states. The total number of claims filed and received in the first nine months of 2004 was in line with the number of claims assumed to be filed in the ARPC study. Based on the Corporation's review of 2004 activity, the Corporation determined that no change to the accrual was required at September 30, 2004.

        The asbestos-related liability for pending and future claims was $1.7 billion at September 30, 2004 and $1.9 billion at December 31, 2003. At September 30, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims. At December 31, 2003, approximately 33 percent of the recorded liability related to pending claims and approximately 67 percent related to future claims.

        At December 31, 2002, the Corporation increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. Combined with the previously mentioned increase in the asbestos-related liability at December 31, 2002, this resulted in a net income statement impact of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. The insurance receivable related to the asbestos liability was determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. The receivable for insurance recoveries related to asbestos liability was $749 million at September 30, 2004 and $1.0 billion at December 31, 2003. At September 30, 2004, $505 million of the receivable for insurance recoveries was due from insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

        In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers
In millions	September 30, 2004	December 31, 2003
Receivables for defense costs	$98	$94
Receivables for resolution costs	448	255

Total	$546	$349

        The Corporation's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, the Corporation increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce the insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on results of operations for defense costs was the amount of those costs not covered by insurance. Since the Corporation expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted, and will continue to impact results of operations. The pretax impact for defense and resolution costs, net of insurance, was $19 million in the third quarter of 2004 ($30 million in the third quarter of 2003) and $92 million in the first nine months of 2004 ($78 million in the first nine months of 2003), and was reflected in "Cost of sales."

        In September 2003, the Corporation filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims (the "West Virginia action"). Although the Corporation already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage. The Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is collectible. The Corporation reached this conclusion after a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies. In early 2004, several of the defendant insurers in the West Virginia action filed a competing action in the Supreme Court of the State of New York, County of New York. As a result of motion practice, the West Virginia action was dismissed in August 2004 on the basis of forum non conveniens (i.e., West Virginia is an inconvenient location for the parties). The comprehensive insurance coverage litigation is now proceeding in the New York courts.

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

        The fixed and determinable portion of obligations under take or pay and throughput agreements at December 31, 2003 is presented in the following table:

Fixed and Determinable Portion of Take or Pay and Throughput Obligations at December 31, 2003 In millions
2004	$17
2005	16
2006	16
2007	14
2008	14
2009 through expiration of contracts	45

Total	$122

Guarantees

        The Corporation has undertaken obligations to guarantee the performance of nonconsolidated affiliates and a former subsidiary of the Corporation (via delivery of cash or other assets) if specified triggering events occur. Non-performance under a contract for commercial obligations by the guaranteed party triggers the obligation of the Corporation.

        The following table provides a summary of the aggregate terms, maximum future payments, and associated liability reflected in the consolidated balance sheet for these guarantees.

Guarantees at September 30, 2004
In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$114	$2

Guarantees at December 31, 2003

In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2007	$11	—

NOTE H    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Credit for All Significant Plans
	Defined Benefit Pension Plans
	Three Months Ended		Nine Months Ended
In millions	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Service cost	$6	$7	$20	$21
Interest cost	56	58	168	174
Expected return on plan assets	(89)	(93)	(265)	(279)
Amortization of prior service cost	1	1	3	3
Special termination/curtailment cost	—	—	2	—

Net periodic benefit credit	$(26)	$(27)	$(72)	$(81)

Net Periodic Benefit Cost for All Significant Plans
	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
In millions	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Service cost	$1	$3	$3	$9
Interest cost	9	10	29	30
Amortization of prior service credit	(1)	(2)	(5)	(6)
Amortization of net loss	1	1	3	3
Special termination/curtailment cost	—	—	9	—

Net periodic benefit cost	$10	$12	$39	$36

Employer Contributions

Pension Plans

        The Corporation has a defined benefit pension plan that covers substantially all employees in the United States. Benefits are based on length of service and the employee's three highest consecutive years of compensation.

        The Corporation's funding policy is to contribute to the plan when pension laws and economics either require or encourage funding. As previously disclosed in the Corporation's financial statements for the year ended December 31, 2003, UCC does not expect to contribute assets to its qualified pension plan trust in 2004. No contributions were made in the first nine months of 2004. The Corporation also has a non-qualified supplemental pension plan. Benefit payments to retirees under this plan are expected to be $10 million in 2004. In the first nine months of 2004, benefit payments of $8 million were made.

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

        The Corporation funds most of the cost of these health care and life insurance benefits as incurred. As previously disclosed in the Corporation's financial statements for the year ended December 31, 2003, UCC does not expect to contribute assets to its other postretirement benefit plans in 2004. Consistent with that expectation, no contributions were made in the first nine months of 2004. Benefit payments to retirees under these plans are expected to be $72 million in 2004. In the first nine months of 2004, benefit payments of $62 million were made.

Impact of Remeasurement in the Third Quarter of 2004

        In the third quarter of 2004, an expense remeasurement of the Corporation's pension and other postretirement benefit plans was completed as of June 30, 2004, due to a curtailment as defined in SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," related to a workforce reduction (see Note D). The remeasurement resulted in a $3 million increase in net periodic postretirement benefit cost for 2004 and a $3 million decrease in net periodic pension expense for 2004.

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Act also provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Based on newly issued regulations, in the third quarter of 2004, the Corporation determined that the benefits provided by its retiree medical plans are actuarially equivalent to Medicare Part D under the Act. In the third quarter of 2004, the Corporation's net periodic cost for other postretirement benefit plans was remeasured for the effect of the Act. The impact of this remeasurement was a reduction of $12.5 million in the accumulated postretirement benefit obligation as of January 1, 2004, for actuarial purposes only, and a reduction in net periodic postretirement benefit cost of $1 million for the third quarter of 2004.

NOTE I    RELATED PARTY TRANSACTIONS

        The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow in accordance with the terms of Dow's longstanding intercompany pricing policies. The application of these policies results in products being sold to and purchased from Dow at market-based prices. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in "Sundry income (expense)—net" in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $570 million in the third quarter of 2004 ($381 million in the third quarter of 2003) and $1,459 million in the first nine months of 2004 ($1,182 million in the first nine months of 2003).

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

        As part of Dow's cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. The Corporation had a note receivable of $100 million from Dow under a revolving loan agreement at December 31, 2003. A separate revolving loan agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion was amended and restated on May 28, 2004 to include cash collateral provisions and to extend the maturity date to May 28, 2005; however, Dow may demand repayment with a 30-day written notice to the Corporation. The related collateral agreement was also amended and restated on May 28, 2004 to provide for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At September 30, 2004, there was $512 million available under the revolving loan agreement. The cash collateral was reported as "Noncurrent receivable from related company" in the consolidated balance sheets at September 30, 2004.

Union Carbide Corporation and Subsidiaries

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Pursuant to General Instruction H of Form 10-Q "Omission of Information by Certain Wholly Owned Subsidiaries," this section includes only management's narrative analysis of the results of operations for the three and nine month periods ended September 30, 2004, the most recent periods, compared with the three and nine month periods ended September 30, 2003, the corresponding periods in the preceding fiscal year.

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

RESULTS OF OPERATIONS

        The Corporation reported net income of $168 million for the third quarter of 2004 compared with $121 million for the third quarter of 2003. Net income for the first nine months of 2004 was $397 million compared with $116 million for the first nine months of 2003. Year to date, a significant increase in earnings from the Corporation's joint ventures, improved operating rates and improved operating margins more than offset higher feedstock and energy costs and a restructuring charge of $48 million recorded in the second quarter of 2004.

        Total net sales for the third quarter of 2004 were $1,502 million compared with $1,264 million for the third quarter of 2003, an increase of 19 percent. Selling prices to Dow are based on market prices for the related products. Average selling prices were substantially higher in the third quarter of 2004 compared with last year (led by ethylene glycol, polyethylene and polypropylene), reflecting efforts to offset the impact of higher feedstock costs, and improving supply/demand balances. Volume overall was up modestly in the third quarter of 2004 compared with last year, with strong volume growth for most products partially offset by reduced ethanol sales volume. Year to date, total net sales increased 9 percent to $4,172 million from $3,826 million for the first nine months of 2003 as strong price increases (led by ethylene glycol and oxo products) and volume growth more than offset the impact of restructured ethylene glycol contracts in Canada and the loss of by-product sales related to ethylene crackers shut down in 2003.

        Cost of sales increased $184 million (16 percent) in the third quarter of 2004 compared with the third quarter of 2003 due to improved volumes and higher feedstock and energy costs. Year to date, cost of sales increased $96 million (3 percent) compared with 2003. However, gross margin improved in the third quarter of 2004 and on a year-to-date basis, as higher selling prices and volume growth more than offset the increase in feedstock and energy costs.

        Operating expenses (research and development, and selling, general and administrative expenses) were $26 million in the third quarter of 2004 compared with $27 million in the third quarter of last year. For the first nine months of 2004, operating expenses were $83 million, down 13 percent from $95 million for the same period of last year. The decline in third quarter and year-to-date operating expenses reflects a sustained effort to reduce expenses.

        UCC's share of the earnings of nonconsolidated affiliates was $133 million in the third quarter of 2004 compared with $61 million in the third quarter of 2003. Year to date, equity earnings increased to $427 million from $132 million for the first nine months of 2003. Equity earnings increased due to strong results reported by EQUATE Petrochemical Company K.S.C., UOP LLC, Univation and the OPTIMAL Group. Equity earnings this year also included the favorable impact of the recognition of investment tax allowances by one of the Corporation's joint ventures in the second quarter of 2004.

        In the second quarter of 2004, the Corporation recorded a restructuring charge totaling $48 million. The charge included severance of $21 million for a workforce reduction of approximately 360 people, curtailment costs of $9 million associated with UCC's defined benefit plans, an asset write off of $8 million associated with the shutdown of a latex manufacturing facility and a write-down of the net book value of a marine terminal (sold in the third quarter of 2004) of $10 million.

        Sundry income (expense)—net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) for the third quarter of 2004 was net expense of $23 million compared with net income of $35 million for the third quarter of 2003. Sundry income for the third quarter of 2003 included gains of $68 million associated with sales of non-strategic assets, including certain product lines of Amerchol Corporation, a wholly owned subsidiary. Year to date, sundry income (expense) was net expense of $78 million compared with net income of $11 million last year. Sundry income (expense) for 2004 was lower than last year primarily due to an unfavorable litigation settlement related to one of the Corporation's joint ventures in the first quarter of 2004, higher commission expense on feedstock purchases due to commission rate changes implemented in the second half of 2003, and last year's net gains of approximately $57 million associated with the sales of non-strategic assets, including those noted above.

        Interest income for the third quarter of 2004 was $2 million compared with $4 million for the third quarter of last year. Interest income for the first nine months of 2004 was $5 million compared with $9 million in the first nine months of last year.

        Interest expense and amortization of debt discount for the third quarter of 2004 was $24 million compared with $27 million in the third quarter of last year. Year to date, interest expense and amortization of debt discount decreased 21 percent from $89 million to $70 million. Compared with last year, interest expense declined primarily due to a reduction in total debt.

        The effective tax rate for the third quarter of 2004 was 27.6 percent compared with 25.3 percent for the same quarter of last year. Year to date, the effective tax rate was 32.7 percent versus 25.2 percent last year. The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, and the level of income relative to tax credits available.

OTHER MATTERS

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

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including the Corporation and Amchem, increased in 2001, 2002 and the first half of 2003. The rate of filing significantly abated in the second half of 2003 and the first nine months of 2004. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

        The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	Nine Months Ended September 30, 2004	Twelve Months Ended December 31, 2003
Claims unresolved at beginning of period	193,891	200,882
Claims filed	45,324	122,586
Claims settled, dismissed or otherwise resolved	(37,110)	(129,577)

Claims unresolved at end of period	202,105	193,891

Claimants with claims against both Union Carbide and Amchem	72,302	66,656

Individual claimants at end of period	129,803	127,235

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

        At each balance sheet date, the Corporation compares current asbestos claim and resolution activity to the assumptions in the ARPC study to determine whether the accrual continues to be appropriate. In addition, in November 2003, the Corporation requested ARPC to review the asbestos claim and resolution activity during 2003 and determine the appropriateness of updating its study. In response to that request, ARPC reviewed and analyzed data through November 25, 2003 to determine the number of asbestos-related filings and costs associated with 2003 activity. In January 2004, ARPC stated that an update at that time would not provide a more likely estimate of future events than that reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation's own review of the asbestos claim and resolution activity and ARPC's response, the Corporation determined that no change to the accrual was required at that time. Management noted, however, that the total number of claims filed in 2003 did exceed the number of claims assumed to be filed in the ARPC study. After consultation with outside counsel and other consultants, management believes this fact was strongly influenced by the pending national legislation and tort reform initiatives in key states. The total number of claims filed and received in the first nine months of 2004 was in line with the number of claims assumed to be filed in the ARPC study. Based on the Corporation's review of 2004 activity, the Corporation determined that no change to the accrual was required at September 30, 2004.

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

        The asbestos-related liability for pending and future claims was $1.7 billion at September 30, 2004 and $1.9 billion at December 31, 2003. At September 30, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims. At December 31, 2003, approximately 33 percent of the recorded liability related to pending claims and approximately 67 percent related to future claims.

        At December 31, 2002, the Corporation increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. Combined with the previously mentioned increase in the asbestos-related liability at December 31, 2002, this resulted in a net income statement impact of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002. The insurance receivable related to the asbestos liability was determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the

Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. Union Carbide's receivable for insurance recoveries related to its asbestos liability was $749 million at September 30, 2004 and $1.0 billion at December 31, 2003. At September 30, 2004, $505 million of the receivable for insurance recoveries is due from insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance.

        In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers
In millions	September 30, 2004	December 31, 2003
Receivables for defense costs	$98	$94
Receivables for resolution costs	448	255

Total	$546	$349

        The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs
In millions	Nine Months Ended September 30, 2004	Twelve Months Ended December 31, 2003
Defense costs for the period	$66	$110
Aggregate defense costs to date	324	258
Resolution costs for the period	250	293
Aggregate resolution costs to date	876	626

        The Corporation's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, the Corporation increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce the insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on results of operations for defense costs was the amount of those costs not covered by insurance. Since the Corporation expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted and will continue to impact results of operations. The pretax impact for defense and resolution costs, net of insurance, was $19 million in the third quarter of 2004 ($30 million in the third quarter of 2003) and $92 million in the first nine months of 2004 ($78 million in the first nine months of 2003), and was reflected in "Cost of sales."

        In September 2003, the Corporation filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims (the "West Virginia action"). Although the Corporation already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage. The Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is collectible. The Corporation reached this conclusion after a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies. In early 2004, several of the defendant insurers in the West Virginia action filed a competing action in the Supreme Court of the State of New York, County of New York. As a result of motion practice, the West Virginia action was dismissed in August 2004 on the basis of forum non conveniens (i.e., West Virginia is an inconvenient location for the parties). The comprehensive insurance coverage litigation is now proceeding in the New York courts.

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

          At each balance sheet date, the Corporation compares current asbestos claim and resolution activity to the assumptions used in the ARPC study to determine whether the accrual continues to be appropriate. Based on the Corporation's review of 2004 activity, the Corporation determined that no change to the accrual was required at September 30, 2004.

          The Corporation's asbestos-related liability for pending and future claims was $1.7 billion at September 30, 2004 and $1.9 billion at December 31, 2003. The Corporation's receivable for insurance recoveries related to its asbestos liability was $749 million at September 30, 2004 and $1.0 billion at December 31, 2003. In addition, the Corporation had receivables of $546 million at September 30, 2004 and $349 million at December 31, 2003 for insurance recoveries for defense and resolution costs.

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

  Environmental Matters

          The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had accrued obligations of $109 million at December 31, 2003, for environmental remediation and restoration costs, including $33 million for the remediation of Superfund sites. At September 30, 2004, the Corporation had accrued obligations of $105 million for environmental remediation and restoration costs, including $28 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Note G to the Consolidated Financial Statements in this filing and Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

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

          The Corporation bases the determination of pension expense or income on a market-related valuation of plan assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. For the year ended December 31, 2003, $492 million of net losses remain to be recognized in the calculation of the market-related value of plan assets. These net losses will result in increases in future pension expense as they are recognized in the market-related value of assets. The increase or decrease in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

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

          Based on the revised pension assumptions and changes in the market-related value of assets due to the recognition of prior asset gains and losses, the Corporation expects to record $1 million more in income for pension and other postretirement benefits in 2004 than it did in 2003.

          The value of the qualified plan assets increased from $3.4 billion at December 31, 2002, to $3.7 billion at December 31, 2003. The investment performance increased the funded status of the qualified plans, net of benefit obligations, by $148 million from December 31, 2002 to December 31, 2003. This increase was somewhat mitigated by a decline in the discount rate assumption. For 2004, the Corporation expects to make cash contributions of approximately $82 million for the pension and other postretirement benefit plans.

          In the third quarter of 2004, an expense remeasurement of the Corporation's other postretirement benefit plans was completed due to a curtailment related to a workforce reduction. The effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was included in this remeasurement. For additional information, see Note H to the Consolidated Financial Statements.

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

          At September 30, 2004, the Corporation had a net deferred tax asset balance of $720 million and no valuation allowance. In evaluating the ability to realize its deferred tax assets, the Corporation relied principally on forecasted taxable income using historical and projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        No material developments in any legal proceedings, including asbestos-related matters, occurred during the third quarter of 2004. For a summary of the history and current status of legal proceedings, including asbestos-related matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note G to the Consolidated Financial Statements.

Environmental Matters

        Effective September 16, 2004, the Corporation entered into a Consent Agreement and Final Order (the "CA/FO") with the United States Environmental Protection Agency to resolve violations of the Resource Conservation and Recovery Act alleged to have occurred over the five-year period ended on July 1, 2004, relative to management of accumulated process solvent residue in tanker trailers at its catalyst plant in Norco, Louisiana. Under the CA/FO, UCC will pay a civil penalty of $49,323 and will fund and complete a Supplemental Environmental Project costing no less than $174,617.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.
Exhibit No.	Exhibit Description
10.3.3	Amendment dated September 10, 2004, to the 1983 Cash Bonus Deferral Program and the 1984 Cash Bonus Deferral Program.
10.4.4	Amendment dated September 10, 2004, to the 1983 Cash Bonus Deferral Program and the 1984 Cash Bonus Deferral Program.
10.31	Union Carbide Corporation Executives' Supplemental Retirement Plan, effective as of March 1, 2004, amending, combining, restating and renaming the Union Carbide Corporation Equalization Benefit Plan, as amended (Exhibits 10.5.1 and 10.5.2); the Union Carbide Corporation Supplemental Retirement Income Plan, as amended (Exhibits 10.6.1 and 10.6.2); and the Union Carbide Corporation Enhanced Retirement Income Plan, as amended (Exhibits 10.14.1 and 10.14.2).
23	Analysis, Research & Planning Corporation's Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by the Corporation during the third quarter of 2004.

Union Carbide Corporation and Subsidiaries
Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION CARBIDE CORPORATION Registrant
Date: October 29, 2004

	By:	/s/ FRANK H. BROD Frank H. Brod, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

	By:	/s/ EDWARD W. RICH Edward W. Rich, Vice President, Treasurer and Chief Financial Officer

Union Carbide Corporation and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION
10.3.3	Amendment dated September 10, 2004, to the 1983 Cash Bonus Deferral Program and the 1984 Cash Bonus Deferral Program.
10.4.4	Amendment dated September 10, 2004, to the 1983 Cash Bonus Deferral Program and the 1984 Cash Bonus Deferral Program.
10.31
Union Carbide Corporation Executives' Supplemental Retirement Plan, effective as of March 1, 2004, amending, combining, restating and renaming the Union Carbide Corporation Equalization Benefit Plan, as amended (Exhibits 10.5.1 and 10.5.2); the Union Carbide Corporation Supplemental Retirement Income Plan, as amended (Exhibits 10.6.1 and 10.6.2); and the Union Carbide Corporation Enhanced Retirement Income Plan, as amended (Exhibits 10.14.1 and 10.14.2).
23	Analysis, Research & Planning Corporation's Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Table of Contents
  ITEM 1. FINANCIAL STATEMENTS
Union Carbide Corporation and Subsidiaries Consolidated Balance Sheets
Union Carbide Corporation and Subsidiaries Consolidated Balance Sheets
Union Carbide Corporation and Subsidiaries Consolidated Statements of Cash Flows
Union Carbide Corporation and Subsidiaries Consolidated Statements of Comprehensive Income
  NOTE I RELATED PARTY TRANSACTIONS
Union Carbide Corporation and Subsidiaries Exhibit Index