Form 10-K
period 2004-12-31
UNION CARBIDE CORP /NEW/
filed 2005-02-18
CIK 100790

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE YEAR ENDED DECEMBER 31, 2004

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

At February 18, 2005, 1,000 shares of common stock were outstanding, all of which were held by the registrant's parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) for Form 10-K and is therefore filing this form with a reduced disclosure format.

Documents Incorporated by Reference

None

Union Carbide Corporation

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2004

TABLE OF CONTENTS

PART I

PART I

ITEM 1. BUSINESS.

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

Dow conducts its worldwide operations through global businesses. The Corporation's business activities comprise components of Dow's global businesses rather than stand-alone operations. In order to simplify the customer interface process, the Corporation sells its products to Dow at market-based prices, in accordance with Dow's longstanding intercompany pricing policy. The following is a description of the Corporation's principal products.

Ethylene Oxide/Ethylene Glycol—ethylene oxide, a chemical intermediate primarily used in the manufacture of ethylene glycol, polyethylene glycol, glycol ethers, ethanolamines, surfactants and other performance chemicals and polymers; di- and triethylene glycol, used in a variety of applications, including boat construction, shoe manufacturing, natural gas-drying and other moisture-removing applications and plasticizers for safety glasses; and tetraethylene glycol, used predominantly in the production of plasticizers for automotive windows. Ethylene glycol is used extensively in the production of polyester fiber, resin and film, automotive antifreeze and engine coolants, and aircraft anti-icing and deicing fluids.

Industrial Chemicals and Polymers—broad range of products for specialty applications, including pharmaceutical, animal food supplements, personal care, industrial and household cleaning, coatings for beverage and food cans, industrial coatings and many other industrial uses. Product lines include acrolein and derivatives, CARBOWAX polyethylene glycols and methoxypolyethylene glycols, solution vinyl resins, specialty ketones, TERGITOL and TRITON surfactants, UCARTHERM heat transfer fluids, UCAR deicing fluids, and UCON fluids.

Organic Intermediates, Solvents, & Monomers—includes oxo aldehydes, acids and alcohols, used as chemical intermediates and industrial solvents and in herbicides, plasticizers, paint dryers, jet-turbine lubricants, lube oil additives, perfumes, and food and feed preservatives; esters, which serve as solvents in industrial coatings and printing inks and in the manufacturing processes for pharmaceuticals and polymers; vinyl acetate monomer, a building block for the manufacture of a variety of polymers used in water-based emulsion paints, adhesives, paper coatings, textiles, safety glass and acrylic fibers.

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

Water Soluble Polymers—polymers used to enhance the physical and sensory properties of end products in a wide range of applications including paints and coatings, pharmaceuticals, oilfield, personal care, building and construction materials, and other specialty applications. Key product lines include CELLOSIZE hydroxyethyl cellulose, POLYOX water soluble resins and products for hair and skin manufactured by Amerchol Corporation, a wholly owned subsidiary.

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

Research and Development

The Corporation is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. Research and Development expenses were $90 million in 2004 compared with $96 million in 2003. In addition, certain of the Corporation's nonconsolidated affiliates conduct research and development within their business fields.

Patents, Licenses and Trademarks

The Corporation owns over 2,000 United States and foreign patents that relate to a wide variety of products and processes, has a substantial number of pending patent applications throughout the world and is licensed under a number of patents. These patents expire at various times over the next 20 years. The Corporation also has a large number of trademarks. Although the Corporation considers that, in the aggregate, its patents, licenses and trademarks constitute a valuable asset, it does not regard its business as being materially dependent upon any single patent, license or trademark.

Principal Partly Owned Companies

UCC's principal nonconsolidated affiliates for 2004 and the Corporation's ownership interest in each are listed below:

•
EQUATE Petrochemical Company K.S.C. ("EQUATE")—45 percent—a Kuwait-based company that manufactures ethylene, polyethylene and ethylene glycol.

•
Nippon Unicar Company Limited—50 percent—a Japan-based manufacturer of polyethylene and specialty polyethylene compounds.

•
The OPTIMAL Group [consisting of OPTIMAL Olefins (Malaysia) Sdn Bhd—23.75 percent; OPTIMAL Glycols (Malaysia) Sdn Bhd—50 percent; OPTIMAL Chemicals (Malaysia) Sdn Bhd—50 percent]—Malaysian companies operating an ethane/propane cracker, an ethylene glycol facility and a production facility for ethylene and propylene derivatives within a world-scale, integrated chemical complex located in Kerteh, Terengganu, Malaysia. Manufacturing began in 2002.

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

Financial Information About Foreign and Domestic Operations and Export Sales

In 2004, the Corporation derived 50 percent of its trade sales from customers outside the United States and had 1 percent of its property investment located outside the United States. See Note R to the Consolidated Financial Statements for information on sales to external customers and long-lived assets by geographic area.

Protection of the Environment

Matters pertaining to the environment are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operation, and Notes A and J to the Consolidated Financial Statements.

ITEM 2. PROPERTIES.

The Corporation operates 16 manufacturing sites in six countries. The Corporation considers that its properties are in good operating condition and that its machinery and equipment have been well maintained. The following are the major production sites:

        United States:    Taft, Louisiana; Texas City and Seadrift, Texas; South Charleston, West Virginia

        All of UCC's plants are owned or leased, subject to certain easements of other persons which, in the opinion of management, do not substantially interfere with the continued use of such properties or materially affect their value.

        A summary of properties, classified by type, is contained in Note D to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

Asbestos-Related Matters

Introduction

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

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including the Corporation and Amchem, increased in 2001, 2002 and the first half of 2003. In the second half of 2003 and throughout 2004, the rate of filing significantly abated. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

        The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2004	2003	2002
Claims unresolved at January 1	193,891	200,882	126,564
Claims filed	58,240	122,586	121,916
Claims settled, dismissed or otherwise resolved	(48,715)	(129,577)	(47,598)

Claims unresolved at December 31	203,416	193,891	200,882
Claimants with claims against both UCC and Amchem	73,587	66,656	66,008

Individual claimants at December 31	129,829	127,235	134,874

        A review of a representative sample of cases outstanding at December 31, 2004 showed that in more than 98 percent of the cases filed against the Corporation and Amchem, no specific amount of damages is alleged or, if an amount is alleged, it merely represents jurisdictional amounts or amounts to be proven at trial. This percentage increased with the more recently filed cases included in the review. Even in those situations where specific damages are alleged, the claims frequently seek the same amount of damages, irrespective of the disease or injury. Plaintiffs' lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, even when specific damages are alleged with respect to a specific disease or injury, those damages are not expressly identified as to UCC, Amchem or any other particular defendant. In fact, there are no personal injury cases in which only the Corporation and/or Amchem are the sole named defendants. For these reasons and based upon the Corporation's litigation and settlement experience, the Corporation does not consider the damages alleged against it and Amchem to be a meaningful factor in its determination of any potential asbestos liability.

Estimating the Liability

Through the third quarter of 2002, the Corporation had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against it and Amchem in the future due to a number of reasons. During the third and fourth quarters of 2002, the Corporation worked with Analysis, Research & Planning Corporation ("ARPC"), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to explore whether it would be possible to estimate the cost of disposing of pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against the Corporation and Amchem. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against UCC and Amchem because of various uncertainties associated with the litigation of those claims. Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised the Corporation that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face UCC and Amchem if certain assumptions were made. As a result, the following assumptions were made and then used by ARPC:

  •
  In the near term, the number of future claims to be filed against UCC and Amchem will be at a level consistent with levels experienced immediately prior to 2001.

  •
  The number of future claims to be filed against UCC and Amchem will decline at a fairly constant rate each year from 2003.

  •
  The average resolution value for pending and future claims will be equivalent to those experienced during 2001 and 2002.

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

        In November 2003, the Corporation requested ARPC to review the Corporation's asbestos claim and resolution activity during 2003 and determine the appropriateness of updating the study. In response to that request, ARPC reviewed and analyzed data through November 25, 2003 to determine the number of asbestos-related filings and costs associated with 2003 activity. In January 2004, ARPC stated that an update at that time would not provide a more likely estimate of future events than that reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation's own review of the asbestos claim and resolution activity and ARPC's response, the Corporation determined that no change to the accrual was required at December 31, 2003.

        In November 2004, the Corporation again requested ARPC to review the Corporation's historical asbestos claim and resolution activity and determine the appropriateness of updating the January 2003 study. In response to this request, ARPC reviewed and analyzed data through November 14, 2004, and again concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against UCC and Amchem because of various uncertainties associated with the litigation of those claims. ARPC did advise, however, that it was reasonable and feasible to construct a new estimate of the cost of resolving current and future asbestos-related claims using the same two widely used forecasting methodologies used by ARPC in its January 2003 study, if certain assumptions were made. As a result, the following assumptions were made and then used by ARPC:

  •
  The number of future claims to be filed annually against UCC and Amchem is unlikely to exceed the level of claims experienced during 2004.

  •
  The number of claims filed against UCC and Amchem annually from 2001 to 2003 is considered anomalous for the purpose of estimating future filings.

  •
  The number of future claims to be filed against UCC and Amchem will decline at a fairly constant rate each year from 2005.

  •
  The average resolution value for pending and future claims will be equivalent to those experienced during 2003 and 2004 (excluding settlements from closed claims filed in Madison County, Illinois with respect to future claims, as those settlements are not considered to be relevant for predicting the cost of resolving future claims).

        The resulting study completed by ARPC in January 2005 stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2017 was estimated to be between approximately $1.5 billion and $2.0 billion, depending on which of the two accepted methodologies was used. At December 31, 2004, the recorded asbestos-related liability for pending and future claims was $1.6 billion. Based on the low end of the range in the January 2005 study, the recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against UCC and Amchem into 2019. As in its January 2003 study, ARPC did provide estimates for a longer period of time in its January 2005 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

        The asbestos-related liability for pending and future claims was $1.6 billion at December 31, 2004 and $1.9 billion at December 31, 2003. At December 31, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims. At December 31, 2003, approximately 33 percent of the recorded liability related to pending claims and approximately 67 percent related to future claims.

        Based on ARPC's January 2003 and January 2005 studies, the Corporation's recent asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, the Corporation determined that no change to the accrual was required at December 31, 2004.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs at December 31 In millions	2004	2003	2002
Defense costs for the year	$86	$110	$92
Aggregate defense costs to date	344	258	148
Resolution costs for the year	300	293	155
Aggregate resolution costs to date	926	626	333

        The annual average resolution payment per asbestos claimant and the rate of new claim filings has fluctuated both up and down since the beginning of 2001. Union Carbide's management expects such fluctuations to continue in the future based upon the number and type of claims settled in a particular period, the jurisdictions in which such claims arose, and the extent to which any proposed legislative reform related to asbestos litigation is being considered. The average cost of resolving claims increased during 2004 due to the resolution of a large percentage of claims alleging mesothelioma as an illness and the resolution of a large percentage of claims from difficult jurisdictions. Additionally, the Corporation found it advantageous to resolve a relatively large number of cases in 2004 that would normally not have been resolved until 2005, based on past practice.

Insurance Receivables

At December 31, 2002, the Corporation increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. Combined with the previously mentioned increase in the asbestos-related liability at December 31, 2002, this resulted in a net charge of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002.

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

        The Corporation's receivable for insurance recoveries related to its asbestos liability was $712 million at December 31, 2004 and $1.0 billion at December 31, 2003. At December 31, 2004, $464 million of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

        In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31 In millions	2004	2003
Receivables for defense costs	$85	$94
Receivables for resolution costs	406	255

Total	$491	$349

        The Corporation's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, the Corporation increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce the insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on results of operations for defense costs was the amount of those costs not covered by insurance. Since the Corporation expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted, and will continue to impact, results of operations. The pretax impact for defense and resolution costs, net of insurance, was $82 million in 2004, $94 million in 2003, and $9 million in 2002, and was reflected in "Cost of sales."

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

Summary

The amounts recorded for the asbestos-related liability and related insurance receivable described above were based upon current, known facts. However, projecting future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries to be higher or lower than those projected or those recorded.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to General Instruction I of Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Corporation is a wholly owned subsidiary of Dow; consequently there is no public trading market for the Corporation's common stock.

ITEM 6. SELECTED FINANCIAL DATA.

Omitted pursuant to General Instruction I of Form 10-K.

Union Carbide Corporation and Subsidiaries
Item 7. Management's Discussion and Analysis of Financial Condition
and Results of Operation

Pursuant to General Instruction I of Form 10-K "Omission of Information by Certain Wholly-Owned Subsidiaries," this section includes only management's narrative analysis of the results of operation for the year ended December 31, 2004, the most recent fiscal year, compared with the year ended December 31, 2003, the fiscal year immediately preceding it.

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

Results of Operation

The Corporation reported net income of $687 million for 2004, compared with $313 million for 2003. The results for 2004 reflect a substantial increase in earnings from nonconsolidated affiliates and improved operating margins. The higher operating margins reflected improving industry fundamentals, as tighter supply/demand balances supported price increases which more than offset higher feedstock and energy costs.

        Total net sales for 2004 increased 14 percent to $5.9 billion from $5.2 billion in 2003. Sales to Dow in 2004 were $5.5 billion compared with $4.8 billion in 2003. Selling prices to Dow are based on market prices for the related products. Improved industry supply/demand balances supported substantial increases in average selling prices for most products in 2004 compared with 2003, led by ethylene glycol ("EG"), polypropylene and polyethylene. Strong volume increases in polyethylene were offset by lower ethanol sales volume (associated with the Corporation's exit of the ethanol business in the second quarter of 2004), the impact of restructured EG contracts in Canada and the loss of by-product sales related to ethylene crackers shut down in 2003. Technology licensing revenue for 2004 increased more than 20 percent compared with 2003.

        Cost of sales increased $432 million (9.1 percent) compared with 2003. However, gross margin as a percent of sales for 2004 improved to 11.4 percent compared with 7.8 percent in 2003. Higher selling prices in 2004 more than offset the impact of higher feedstock and energy costs.

        Research and development expenses for 2004 were $90 million, down 6 percent from $96 million in 2003. Selling, general and administrative expenses for 2004 were $20 million, down 39 percent from $33 million in 2003. Operating expenses continued to decline, reflecting a reduced workforce and a sustained effort to control expenses.

        Restructuring charges of $48 million included severance of $21 million for a workforce reduction of approximately 360 people, curtailment costs of $9 million associated with UCC's defined benefit plans, an asset write-off of $8 million associated with the shutdown of a latex manufacturing facility and a write-down of the net book value of a marine terminal (sold in the third quarter of 2004) of $10 million.

        Equity in earnings of nonconsolidated affiliates increased from $220 million in 2003 to $582 million in 2004. The increase was driven by substantially stronger results at EQUATE Petrochemical Company K.S.C., the OPTIMAL Group, Univation Technologies, LLC and UOP LLC. Equity earnings in 2004 also included the favorable impact of the recognition of investment tax allowances by one of the Corporation's joint ventures.

        Sundry income (expense)—net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) for 2004 was net expense of $70 million, compared with net income of $25 million in 2003. Sundry income (expense) for 2004 was lower than last year primarily due to higher commission expense on feedstock purchases resulting from commission rate changes implemented in the second half of 2003. Sundry income (expense) in 2003 included net gains of approximately $57 million associated with the sale of certain product lines of Amerchol Corporation, a wholly owned subsidiary, and other non-strategic assets.

        Interest income for 2004 was $8 million compared with $10 million in 2003. Interest expense and amortization of debt discount for 2004 was $93 million, a decrease of $20 million compared with 2003, reflecting lower levels of short-term debt throughout the year.

        The provision for income taxes was $248 million in 2004 compared with $100 million in 2003. UCC's overall effective tax rate was 26.5 percent for 2004, compared with 24.2 percent for 2003. UCC's effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, and the level of income relative to available tax credits. The underlying factors affecting UCC's overall effective tax rates are summarized in Note Q to the Consolidated Financial Statements.

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

          In November 2004, the Corporation requested ARPC to review the Corporation's historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2003 study. In January 2005, ARPC provided the Corporation with a report summarizing the results of its study.

          Based on ARPC's January 2003 and January 2005 studies, the Corporation's recent asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, management determined that no change to the accrual was required at December 31, 2004. Furthermore, based on the low end of the range in the January 2005 study, the recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against UCC and Amchem into 2019.

          The Corporation's asbestos-related liability for pending and future claims was $1.6 billion at December 31, 2004 and $1.9 billion at December 31, 2003. The Corporation's receivable for insurance recoveries related to its asbestos liability was $712 million at December 31, 2004 and $1.0 billion at December 31, 2003. In addition, the Corporation had receivables of $491 million at December 31, 2004 and $349 million at December 31, 2003 for insurance recoveries for defense and resolution costs.

          The amounts recorded by the Corporation for the asbestos-related liability and related insurance receivable were based upon current, known facts. However, projecting future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the

  United States, could cause the actual costs and insurance recoveries for the Corporation to be higher or lower than those projected or those recorded.

          For additional information, see Legal Proceedings, Asbestos-Related Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note J to the Consolidated Financial Statements.

  Environmental Matters

  The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had accrued obligations of $109 million at December 31, 2003, for environmental remediation and restoration costs, including $33 million for the remediation of Superfund sites. At December 31, 2004, the Corporation had accrued obligations of $104 million for environmental remediation and restoration costs, including $39 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note J to the Consolidated Financial Statements.

  Pension and Other Postretirement Benefits

  The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2004, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note L to the Consolidated Financial Statements. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

          The Corporation determined the expected long-term rate of return on assets by performing a bottom-up analysis of historical and expected returns based on the strategic asset allocation and the underlying return fundamentals of each asset class. The Corporation's historical experience with the pension fund asset performance and comparisons to expected returns of peer companies with similar fund assets are also considered. The long-term rate of return assumption used for determining net periodic pension expense for 2004 was 9 percent. This assumption was reduced to 8.75 percent for determining 2005 net periodic pension expense. The actual rate of return in 2004 was 12 percent. Future actual pension income will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Corporation's pension plans. A 25 basis point adjustment in the long-term return on assets assumption changes total pension expense for 2005 by approximately $10 million.

          The Corporation bases the determination of pension expense or income on a market-related valuation of plan assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. For the year ending December 31, 2004, $196 million of net losses remain to be recognized in the calculation of the market-related value of plan assets. These net losses will result in increases in future pension expense as they are recognized in the market-related value of assets. The increase or decrease in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

Increase (Decrease) in Market-Related Asset Value due to Recognition of Prior Asset Gains and Losses In millions
2005	$(200)
2006	(67)
2007	60
2008	11

Total	$(196)

          The discount rate utilized for determining future pension obligations is based on a broad-based index of high quality bonds receiving an AA- or better rating by a recognized rating agency and matched to the future expected cash flows by half-year periods by plan. The resulting discount rate decreased from 6.25 percent at December 31, 2003, to 5.875 percent at December 31, 2004. A 25 basis point adjustment in the discount rate assumption changes total pension expense for 2005 by approximately $3 million, with an immaterial change on the other postretirement benefit expense due to defined dollar limits (caps).

          For 2005, the Corporation maintained its assumption for the long-term rate of increase in compensation levels of 4.5 percent. Since 2002, the Corporation has used a generation mortality table to determine the duration of its pension and other postretirement obligation.

          Based on the revised pension assumptions and changes in the market-related value of assets due to the recognition of prior asset gains and losses, the Corporation expects to record $13 million less in income for pension and other postretirement benefits in 2005 than it did in 2004.

          The value of the qualified plan assets increased from $3.7 billion at December 31, 2003, to $3.9 billion at December 31, 2004. The investment performance increased the funded status of the qualified plans, net of benefit obligations, by $92 million from December 31, 2003 to December 31, 2004. This increase was somewhat offset by a decline in the assumed discount rate. For 2005, the Corporation does not expect to make cash contributions to its pension and other postretirement benefit plans.

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

          At December 31, 2004, the Corporation had a net deferred tax asset balance of $523 million and no valuation allowance. In evaluating the ability to realize its deferred tax assets, the Corporation relied principally on forecasted taxable income using historical and projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies.

          At December 31, 2004, the Corporation had deferred tax assets for tax loss and tax credit carryforwards of $547 million, $1 million of which is subject to expiration in the years 2005-2009. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Corporation needs taxable income of approximately $1.5 billion across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2005-2009 is approximately $5 million.

          The Corporation accrues for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on past experience. The tax contingency reserve is adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law. At December 31, 2004, the Corporation had a tax contingency reserve for both domestic and foreign issues of $221 million. For additional information, see Note Q to the Consolidated Financial Statements.

Environmental Matters

Environmental Policies

Prior to the Dow merger, the Corporation and Dow both were RESPONSIBLE CARE companies, committed to the Guiding Principles of RESPONSIBLE CARE, to environmental, health and safety ("EH&S") performance improvement and to public accountability. After the Dow merger, Dow's EH&S management system ("EMS") and EH&S 2005 Goals were implemented at all UCC sites in order to minimize environmental risks and impacts, both past and future.

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

Climate Change

There is growing political and scientific consensus that emissions of greenhouse gases ("GHG") due to human activities continue to alter the composition of the global atmosphere in ways that are affecting the climate. UCC takes global climate change very seriously and is committed to reducing its GHG intensity (pounds of GHG per pound of product), developing climate-friendly products and processes and, over the longer term, implementing technology solutions to achieve even greater climate change improvements. Given the uncertainties regarding implementation of the Kyoto Protocol and related climate change policies, it is speculative to engage in an assessment of either the potential liability or benefit associated with climate change issues.

Environmental Remediation

UCC accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, UCC recognizes the costs over the useful life of the facility. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note A to the Consolidated Financial Statements. To assess the impact on the financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had an accrued liability of $65 million at December 31, 2004, compared with $76 million at December 31, 2003, related to the remediation of current or former UCC-owned sites. The Corporation has not recorded any third-party recovery related to these sites as a receivable.

        In addition to current and former UCC-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as "Superfund Law"), UCC is liable for remediation of other hazardous waste sites where UCC allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. UCC readily cooperates in the remediation of these sites where the Corporation's liability is clear, thereby minimizing legal and administrative costs. Because Superfund Law imposes joint and several liability upon each party at a site, UCC has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties ("PRPs") at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management's estimate of the Corporation's remaining liability for the remediation of Superfund sites was $39 million at December 31, 2004 and $33 million at December 31, 2003, which has been accrued, although the ultimate cost with respect to these sites could exceed that amount.

        Information regarding environmental sites is provided below:

Environmental Sites
	UCC-owned Sites		Superfund Sites
	2004	2003	2004	2003
Number of sites at January 1	30	30	56	51
Sites added during year	—	—	4	6
Sites closed during year	(1)	—	(16)	(1)

Number of sites at December 31	29	30	44	56

        In total, the Corporation's accrued liability for probable environmental remediation and restoration costs was $104 million at December 31, 2004, compared with $109 million at the end of 2003. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. It is the opinion of management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Corporation's consolidated financial statements.

        The amounts charged to income on a pretax basis related to environmental remediation totaled $18 million in 2004, $2 million in 2003 and $20 million in 2002. Capital expenditures for environmental protection were $26 million in 2004, $20 million in 2003 and $9 million in 2002.

Asbestos-Related Matters

Introduction

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

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including the Corporation and Amchem, increased in 2001, 2002 and the first half of 2003. In the second half of 2003 and throughout 2004, the rate of filing significantly abated. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

        The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2004	2003	2002
Claims unresolved at January 1	193,891	200,882	126,564
Claims filed	58,240	122,586	121,916
Claims settled, dismissed or otherwise resolved	(48,715)	(129,577)	(47,598)

Claims unresolved at December 31	203,416	193,891	200,882
Claimants with claims against both UCC and Amchem	73,587	66,656	66,008

Individual claimants at December 31	129,829	127,235	134,874

        A review of a representative sample of cases outstanding at December 31, 2004 showed that in more than 98 percent of the cases filed against the Corporation and Amchem, no specific amount of damages is alleged or, if an amount is alleged, it merely represents jurisdictional amounts or amounts to be proven at trial. This percentage increased with the more recently filed cases included in the review. Even in those situations where specific damages are alleged, the claims frequently seek the same amount of damages, irrespective of the disease or injury. Plaintiffs' lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, even when specific damages are alleged with respect to a specific disease or injury, those damages are not expressly identified as to UCC, Amchem or any other particular defendant. In fact, there are no personal injury cases in which only the Corporation and/or Amchem are the sole named defendants. For these reasons and based upon the Corporation's litigation and settlement experience, the Corporation does not consider the damages alleged against it and Amchem to be a meaningful factor in its determination of any potential asbestos liability.

Estimating the Liability

Through the third quarter of 2002, the Corporation had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against it and Amchem in the future due to a number of reasons. During the third and fourth quarters of 2002, the Corporation worked with Analysis, Research & Planning Corporation ("ARPC"), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to explore whether it would be possible to estimate the cost of disposing of pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against the Corporation and Amchem. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against UCC and Amchem because of various uncertainties associated with the litigation of those claims. Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised the Corporation that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face UCC and Amchem if certain assumptions were made. As a result, the following assumptions were made and then used by ARPC:

  •
  In the near term, the number of future claims to be filed against UCC and Amchem will be at a level consistent with levels experienced immediately prior to 2001.

  •
  The number of future claims to be filed against UCC and Amchem will decline at a fairly constant rate each year from 2003.

  •
  The average resolution value for pending and future claims will be equivalent to those experienced during 2001 and 2002.

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

        In November 2003, the Corporation requested ARPC to review the Corporation's asbestos claim and resolution activity during 2003 and determine the appropriateness of updating the study. In response to that request, ARPC reviewed and analyzed data through November 25, 2003 to determine the number of asbestos-related filings and costs associated with 2003 activity. In January 2004, ARPC stated that an update at that time would not provide a more likely estimate of future events than that reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation's own review of the asbestos claim and resolution activity and ARPC's response, the Corporation determined that no change to the accrual was required at December 31, 2003.

        In November 2004, the Corporation again requested ARPC to review the Corporation's historical asbestos claim and resolution activity and determine the appropriateness of updating the January 2003 study. In response to this request, ARPC reviewed and analyzed data through November 14, 2004, and again concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against UCC and Amchem because of various uncertainties associated with the litigation of those claims. ARPC did advise, however, that it was reasonable and feasible to construct a new estimate of the cost of resolving current and future asbestos-related claims using the same two widely used forecasting methodologies used by ARPC in its January 2003 study, if certain assumptions were made. As a result, the following assumptions were made and then used by ARPC:

  •
  The number of future claims to be filed annually against UCC and Amchem is unlikely to exceed the level of claims experienced during 2004.

  •
  The number of claims filed against UCC and Amchem annually from 2001 to 2003 is considered anomalous for the purpose of estimating future filings.

  •
  The number of future claims to be filed against UCC and Amchem will decline at a fairly constant rate each year from 2005.

  •
  The average resolution value for pending and future claims will be equivalent to those experienced during 2003 and 2004 (excluding settlements from closed claims filed in Madison County, Illinois with respect to future claims, as those settlements are not considered to be relevant for predicting the cost of resolving future claims).

        The resulting study completed by ARPC in January 2005 stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2017 was estimated to be between approximately $1.5 billion and $2.0 billion, depending on which of the two accepted methodologies was used. At December 31, 2004, the recorded asbestos-related liability for pending and future claims was $1.6 billion. Based on the low end of the range in the January 2005 study, the recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against UCC and Amchem into 2019. As in its January 2003 study, ARPC did provide estimates for a longer period of time in its January 2005 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

        The asbestos-related liability for pending and future claims was $1.6 billion at December 31, 2004 and $1.9 billion at December 31, 2003. At December 31, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims. At December 31, 2003, approximately 33 percent of the recorded liability related to pending claims and approximately 67 percent related to future claims.

        Based on ARPC's January 2003 and January 2005 studies, the Corporation's recent asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, the Corporation determined that no change to the accrual was required at December 31, 2004.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs at December 31 In millions	2004	2003	2002
Defense costs for the year	$86	$110	$92
Aggregate defense costs to date	344	258	148
Resolution costs for the year	300	293	155
Aggregate resolution costs to date	926	626	333

        The annual average resolution payment per asbestos claimant and the rate of new claim filings has fluctuated both up and down since the beginning of 2001. Union Carbide's management expects such fluctuations to continue in the future based upon the number and type of claims settled in a particular period, the jurisdictions in which such claims arose, and the extent to which any proposed legislative reform related to asbestos litigation is being considered. The average cost of resolving claims increased during 2004 due to the resolution of a large percentage of claims alleging mesothelioma as an illness and the resolution of a large percentage of claims from difficult jurisdictions. Additionally, the Corporation found it advantageous to resolve a relatively large number of cases in 2004 that would normally not have been resolved until 2005, based on past practice.

Insurance Receivables

At December 31, 2002, the Corporation increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. Combined with the previously mentioned increase in the asbestos-related liability at December 31, 2002, this resulted in a net charge of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002.

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

        The Corporation's receivable for insurance recoveries related to its asbestos liability was $712 million at December 31, 2004 and $1.0 billion at December 31, 2003. At December 31, 2004, $464 million of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

        In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31 In millions	2004	2003
Receivables for defense costs	$85	$94
Receivables for resolution costs	406	255

Total	$491	$349

        The Corporation's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, the Corporation increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce the insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on results of operations for defense costs was the amount of those costs not covered by insurance. Since the Corporation expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted, and will continue to impact, results of operations. The pretax impact for defense and resolution costs, net of insurance, was $82 million in 2004, $94 million in 2003, and $9 million in 2002, and was reflected in "Cost of sales."

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

Summary

The amounts recorded for the asbestos-related liability and related insurance receivable described above were based upon current, known facts. However, projecting future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries to be higher or lower than those projected or those recorded.

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

Union Carbide Corporation and Subsidiaries
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

UCC's business operations give rise to market risk exposure due to changes in foreign exchange rates and interest rates. To manage such risks effectively, the Corporation can enter into hedging transactions, pursuant to established guidelines and policies, which enable it to mitigate the adverse effects of financial market risk. The Corporation does not hold derivative financial instruments for trading purposes.

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

        UCC uses value at risk ("VAR"), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. On an ongoing basis, the Corporation estimates the maximum gain or loss that could arise in one day, given a two-standard-deviation move in the respective price levels. These amounts are relatively insignificant in comparison to the size of the equity of the Corporation. The VAR methodology used by UCC is based primarily on the variance/covariance statistical model. The year-end VAR and average daily VAR for 2004 and 2003 are shown below:

Total Daily VAR at December 31*	2004		2003
In millions
	Year-end	Average	Year-end	Average
Interest rate	$16	$16	$20	$21

*Using a 95 percent confidence level

See Notes H and O to the Consolidated Financial Statements for further disclosure regarding market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Union Carbide Corporation:

We have audited the accompanying consolidated balance sheets of Union Carbide Corporation and subsidiaries (the "Corporation") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholder's equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed at Item 15 (a) 2. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Carbide Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP DELOITTE & TOUCHE LLP Midland, Michigan February 9, 2005

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

(In millions) For the years ended December 31	2004	2003	2002
Net trade sales	$328	$353	$415
Net sales to related companies	5,536	4,813	4,372

Total Net Sales	5,864	5,166	4,787

Cost of sales	5,193	4,761	4,291
Research and development expenses	90	96	119
Selling, general and administrative expenses	20	33	48
Amortization of intangibles	4	4	4
Merger-related expenses	—	—	55
Restructuring charges	48	—	44
Asbestos-related charge	—	—	828
Equity in earnings of nonconsolidated affiliates	582	220	67
Sundry income (expense)—net	(70)	25	(3)
Interest income	8	10	36
Interest expense and amortization of debt discount	93	113	131

Income (Loss) before Income Taxes and Minority Interests	936	414	(633)

Provision (Credit) for income taxes	248	100	(124)
Minority interests' share in income	1	1	1

Net Income (Loss) Available for Common Stockholder	$687	$313	$(510)

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

(In millions) At December 31	2004	2003
Assets
Current Assets
Cash and cash equivalents	$22	$21
Accounts receivable:
Trade (net of allowance for doubtful receivables—2004: $4; 2003: $4)	58	59
Related companies	504	279
Other	191	120
Notes receivable from related companies	53	124
Inventories	186	182
Deferred income tax assets—current	71	56
Asbestos-related insurance receivables—current	175	200

Total current assets	1,260	1,041

Investments
Investments in related companies	462	461
Investments in nonconsolidated affiliates	1,041	626
Other investments	23	35
Noncurrent receivables	13	17
Noncurrent receivable from related company	222	—

Total investments	1,761	1,139

Property
Property	7,304	7,375
Less accumulated depreciation	5,227	5,132

Net property	2,077	2,243

Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization—2004: $124; 2003: $118)	20	23
Deferred income tax assets—noncurrent	452	783
Asbestos-related insurance receivables—noncurrent	1,028	1,176
Prepaid pension expense	655	—
Deferred charges and other assets	52	73

Total other assets	2,233	2,081

Total Assets	$7,331	$6,504

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share amounts) At December 31	2004	2003
Liabilities and Stockholder's Equity
Current Liabilities
Notes payable:
Related companies	$139	$23
Other	4	2
Long-term debt due within one year	266	16
Accounts payable:
Trade	260	245
Related companies	270	287
Other	40	32
Income taxes payable	116	77
Asbestos-related liabilities—current	92	122
Accrued and other current liabilities	360	245

Total current liabilities	1,547	1,049

Long-Term Debt	1,006	1,272

Other Noncurrent Liabilities
Pension and other postretirement benefits—noncurrent	470	524
Asbestos-related liabilities—noncurrent	1,549	1,791
Other noncurrent obligations	433	477

Total other noncurrent liabilities	2,452	2,792

Minority Interest in Subsidiaries	4	3

Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	—	—
Retained earnings	2,433	1,746
Accumulated other comprehensive loss	(111)	(358)

Net stockholder's equity	2,322	1,388

Total Liabilities and Stockholder's Equity	$7,331	$6,504

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2004	2003	2002
Operating Activities
Net Income (Loss) Available for Common Stockholder	$687	$313	$(510)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	336	340	328
Provision (Credit) for deferred income tax	225	34	(137)
Earnings/losses of nonconsolidated affiliates in excess of dividends received	(425)	(151)	(14)
Minority interests' share in income	1	1	1
Net loss on sales of consolidated companies	—	—	2
Net gain on sales of nonconsolidated affiliates	(1)	(20)	—
Net gain on sales of property	(8)	(34)	(18)
Other net (gain) loss	(9)	1	(28)
Merger-related expenses	—	—	34
Restructuring charges	37	—	44
Asbestos-related charge	—	—	828
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	15	198	206
Related company receivables	(154)	353	568
Inventories	(4)	32	144
Accounts payable	25	(34)	(124)
Related company payables	99	(297)	(987)
Other assets and liabilities	(467)	(448)	(448)

Cash provided by (used in) operating activities	357	288	(111)

Investing Activities
Capital expenditures	(145)	(109)	(101)
Proceeds from sales of property	12	99	46
Proceeds from sales of consolidated companies	—	1	20
Investments in nonconsolidated affiliates	(1)	(16)	(23)
Distributions from nonconsolidated affiliates	4	63	—
Increase in noncurrent receivable from related company	(222)	—	—
Collection of noncurrent notes receivable from related companies	—	17	483
Proceeds from sales of nonconsolidated affiliates	1	27	—
Purchases of investments	—	(5)	(28)
Proceeds from sales of investments	9	16	41

Cash provided by (used in) investing activities	(342)	93	438

Financing Activities
Changes in short-term notes payable	2	(4)	(2)
Payments on long-term debt	(16)	(380)	(75)
Distributions to minority interests	—	(1)	(3)
Dividend paid to stockholder	—	—	(257)

Cash used in financing activities	(14)	(385)	(337)

Summary
Increase (Decrease) in cash and cash equivalents	1	(4)	(10)
Cash and cash equivalents at beginning of year	21	25	35

Cash and cash equivalents at end of year	$22	$21	$25

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Stockholder's Equity

(In millions) For the years ended December 31	2004	2003	2002
Common stock
Balance at beginning and end of year	$—	$—	$—

Additional paid-in capital
Balance at beginning and end of year	—	—	—

Retained earnings
Balance at beginning of year	1,746	1,433	2,200
Net income (loss)	687	313	(510)
Common stock dividends declared	—	—	(257)

Balance at end of year	2,433	1,746	1,433

Accumulated other comprehensive loss, net of tax
Unrealized gains on investments at beginning of year	5	1	2
Unrealized gains (losses)	(5)	4	(1)

Balance at end of year	—	5	1

Cumulative translation adjustments at beginning of year	(49)	(68)	(85)
Translation adjustments	(7)	19	17

Balance at end of year	(56)	(49)	(68)

Minimum pension liability at beginning of year	(311)	(271)	—
Adjustments	256	(40)	(271)

Balance at end of year	(55)	(311)	(271)

Accumulated derivative loss at beginning of year	(3)	(6)	—
Net hedging results	3	3	(6)

Balance at end of year	—	(3)	(6)

Total accumulated other comprehensive loss	(111)	(358)	(344)

Net Stockholder's Equity	$2,322	$1,388	$1,089

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31	2004	2003	2002
Net Income (Loss) Available for Common Stockholder	$687	$313	$(510)
Other Comprehensive Income (Loss), Net of Tax (tax amounts shown below for 2004, 2003, 2002)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the year (Net of Tax of $0, $0, $0)	(5)	3	—
Less: Reclassification adjustments for net amounts included in net income (loss) (Net of Tax of $0, $1, $0)	—	1	(1)
Cumulative translation adjustments	(7)	19	17
Minimum pension liability adjustment (Net of Tax of $149, $(3), $(153))	256	(40)	(271)
Net gain (loss) on cash flow hedging derivative instruments	3	3	(6)

Total other comprehensive income (loss)	247	(14)	(261)

Comprehensive Income (Loss)	$934	$299	$(771)

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING CHANGES

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

        Certain reclassifications of prior years' amounts have been made to conform to the presentation adopted for 2004.

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

Foreign Currency Translation

The Corporation's consolidated subsidiaries are primarily based in the United States. The Corporation has small subsidiaries in Asia Pacific. For those subsidiaries, the local currency has been primarily used as the functional currency. Translation gains and losses of those operations that use local currency as the functional currency are included in the consolidated balance sheets in "Accumulated other comprehensive income (loss)" ("AOCI"). Where the U.S. dollar is used as the functional currency, foreign currency gains and losses are reflected in income.

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

        The Corporation utilizes derivative instruments to manage exposures to currency exchange rates. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are reported in income or AOCI, depending on the use of the derivative and whether it qualifies for hedge accounting treatment under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

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

Long-Lived Assets

The Corporation evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not expected to be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of. Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased.

Investments in Related Companies

Investments in related companies consist of the Corporation's ownership interests in Dow subsidiaries located in Europe, Latin America and Canada. Investments in the Dow subsidiaries have been accounted for using the cost method.

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

        The excess of the cost of investments in subsidiaries over the values assigned to assets and liabilities is shown as goodwill and is subject to the impairment provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Absent any impairment indicators, recorded goodwill is tested for impairment in conjunction with the annual budgeting process by comparing the fair value of each reporting unit, determined using a discounted cash flow method, with its carrying value.

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

        Annual tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ from the amounts accrued. The Corporation accrues for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested.

        The Corporation is included in Dow's consolidated federal income tax group and consolidated income tax return. The Corporation uses the separate return method to account for its income taxes; accordingly, there is no difference between the method used to account for income taxes at the UCC level and the formula in the Dow-UCC Tax Sharing Agreement used to compute the amount due to Dow or UCC for UCC's share of taxable income and tax attributes on Dow's consolidated income tax return.

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

        In May 2004, the FASB issued FSP No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") to a sponsor of a postretirement health care plan that has concluded that prescription drug benefits available under the plan are "actuarially equivalent" to Medicare Part D and thus qualify for a subsidy under the Act. The Corporation adopted the provisions of FSP No. FAS 106-2 in the third quarter of 2004. See Note L regarding the impact of adoption and the required disclosures.

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

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Corporation is currently evaluating the impact of adopting this statement.

        In December 2004, the FASB issued revised SFAS No. 123, "Share-Based Payment" which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. The statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. Dow will adopt revised SFAS No. 123 and the Corporation will continue to be allocated the portion of expense relating to its employees who receive stock-based compensation.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29." The statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Corporation is currently evaluating the impact of adopting this statement.

        In December 2004, the FASB issued FSP No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," indicating that this deduction should be accounted for as a special deduction in accordance with the provisions of SFAS No. 109. Beginning in 2005, the Corporation will recognize the allowable deductions as qualifying activity occurs.

        In December 2004, the FASB issued FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides a practical exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. See Note Q for the required disclosures.

NOTE B    RESTRUCTURING

2004 Restructuring

In the second quarter of 2004, the Corporation recorded restructuring charges totaling $48 million resulting from decisions made by management in the second quarter relative to employment levels as Dow restructured its business organization and as the Corporation finalized plans for additional plant shutdowns and divestitures (see Note E). The charges included severance of $21 million for a workforce reduction of approximately 360 people, most of whom ended their employment with UCC by the end of the third quarter of 2004, and curtailment costs of $9 million associated with UCC's defined benefit plans (see Note L).

        As of December 31, 2004, the Corporation's workforce had been reduced by 325 people due to this restructuring. Severance of $11 million was paid to 225 former employees; severance of $6 million was deferred until 2005 by 100 former employees. At December 31, 2004, an accrual of $4 million (excluding the deferred severance) remained for approximately 70 employees, who will end their employment with UCC in 2005.

2002 Merger-Related Expenses

On February 6, 2001, the Corporation merged with a subsidiary of Dow and became a wholly owned subsidiary of Dow. On March 29, 2001, management made certain decisions relative to employment levels, duplicate assets and facilities and excess capacity resulting from the merger. These decisions were based on management's assessment of the actions necessary to achieve synergies as a result of the merger. The economic effects of these decisions, combined with merger-related transaction costs and certain asset impairments, resulted in a charge in the first quarter of 2001. In 2002, the merger-related severance provision was increased $13 million.

        During the fourth quarter of 2002, additional merger-related severance of $5 million was recorded (for severance paid to 48 former employees) and an additional charge of $34 million was recorded for merger-related severance. Under this revised severance program, which was completed in the first quarter of 2003, $55 million was paid to 668 former employees.

NOTE C    INVENTORIES

The following table provides a breakdown of inventories at December 31, 2004 and 2003:

Inventories at December 31 In millions	2004	2003
Finished goods	$60	$59
Work in process	25	25
Raw materials	32	25
Supplies	69	73

Total inventories	$186	$182

        The reserves reducing inventories from the first-in, first-out ("FIFO") basis to the last-in, first-out ("LIFO") basis amounted to $139 million at December 31, 2004 and $96 million at December 31, 2003. The inventories that were valued on a LIFO basis, principally U.S. chemicals and plastics product inventories, represented 49 percent of the total inventories at December 31, 2004 and 48 percent of the total inventories at December 31, 2003.

        A reduction of certain inventories resulted in the liquidation of some quantities of LIFO inventory, which increased pretax income $2 million in 2003 and reduced pretax loss $31 million in 2002.

NOTE D    PROPERTY

Property at December 31
In millions	Estimated Useful Lives (Years)	2004	2003
Land	—	$51	$51
Land and waterway improvements	15-25	209	215
Buildings	5-55	558	567
Machinery and equipment	3-20	5,845	5,933
Utility and supply lines	5-20	62	60
Other	3-30	428	473
Construction in progress	—	151	76

Total property		$7,304	$7,375

In millions	2004	2003	2002
Depreciation expense	$312	$317	$307
Manufacturing maintenance and repair costs	172	194	204
Capitalized interest	6	4	3

NOTE E    IMPAIRMENT OF LONG-LIVED ASSETS

In late 2002, following the appointment of a new CEO at Dow, all businesses and subsidiaries were asked to undertake a review of all underutilized or underperforming assets. Prior to the end of 2002, certain studies were completed and management made decisions relative to certain assets. The resulting asset write-down of $44 million, related to the shutdown of an ethylene manufacturing facility in Texas, which represented the net book value of the facility, was included in "Restructuring charges."

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

        In the second quarter of 2004, the Corporation finalized plans for additional plant shutdowns and divestitures. The resulting asset impairments totaling $18 million related to the shutdown of a latex manufacturing facility ($8 million) and the pending sale of a marine terminal ($10 million), and were included in "Restructuring charges." The sale of the marine terminal was completed in the third quarter of 2004.

NOTE F    SIGNIFICANT NONCONSOLIDATED AFFILIATES

The Corporation's investments in related companies accounted for on the equity method ("nonconsolidated affiliates") were $1,041 million at December 31, 2004 and $626 million at December 31, 2003. At December 31, 2004 and 2003, the carrying value of the Corporation's investments in nonconsolidated affiliates was $15 million more than its share of the investees' net assets, exclusive of EQUATE Petrochemical Company K.S.C. ("EQUATE"). At December 31, 2004, the Corporation's investment in EQUATE was $54 million less than its proportionate share of the underlying net assets ($71 million at December 31, 2003). This amount represents the difference between the value of certain EQUATE assets and the Corporation's related valuation on a U.S. GAAP basis and as such is being amortized over the remaining three-year useful life of the assets.

        In November 2004, the Corporation sold a 2.5 percent interest in EQUATE to National Bank of Kuwait for $104 million, which will reduce its ownership interest from 45 percent to 42.5 percent in 2005. Pending completion of the resale of these shares to private Kuwaiti investors, the Corporation has deferred the gain recognition on the sale of these shares until 2005, when the restricted transfer is expected to occur.

        UCC's principal nonconsolidated affiliates and the Corporation's ownership interest for each at December 31, 2004, 2003 and 2002 are shown below:

Principal Nonconsolidated Affiliates at December 31	Ownership Interest
	2004	2003	2002
EQUATE Petrochemical Company K.S.C.	45%	45%	45%
Nippon Unicar Company Limited	50%	50%	50%
The OPTIMAL Group:
OPTIMAL Chemicals (Malaysia) Sdn Bhd	50%	50%	50%
OPTIMAL Glycols (Malaysia) Sdn Bhd	50%	50%	50%
OPTIMAL Olefins (Malaysia) Sdn Bhd	23.75%	23.75%	23.75%
Univation Technologies, LLC	50%	50%	50%
UOP LLC	50%	50%	50%

        The Corporation's investment in the principal nonconsolidated affiliates was $1,029 million at December 31, 2004 and $618 million at December 31, 2003, and its equity in their earnings was $577 million in 2004, $220 million in 2003 and $47 million in 2002. All of the nonconsolidated affiliates in which the Corporation has investments are privately held companies; therefore, quoted market prices are not available. The summarized financial information presented below represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

Summarized Balance Sheet Information at December 31 In millions	2004	2003
Current assets	$1,901	$1,287
Noncurrent assets	2,923	2,886

Total assets	$4,824	$4,173

Current liabilities	$1,208	$1,097
Noncurrent liabilities	1,318	1,794

Total liabilities	$2,526	$2,891

Summarized Income Statement Information In millions	2004	2003	2002
Sales	$3,618	$2,690	$2,199
Gross profit	1,590	977	776
Net income	1,282	456	39

        During 2001, the Corporation, Petroliam Nasional Berhad (Petronas) and Polifin International Investments (PTY) Ltd. entered into agreements with the OPTIMAL Group to provide credit facilities to the OPTIMAL Group with terms expiring between September 2007 and September 2009. Advances made by the Corporation to the OPTIMAL Group under such credit facilities were subsequently converted into loans and sold to financial institutions in 2001. The loans originally granted by the Corporation amounted to $339 million at December 31, 2003. In September 2004, the OPTIMAL Group obtained third party financing and repaid its shareholder loans. As part of the financing arrangements, the Corporation and Petronas have provided certain financial guarantees on behalf of the OPTIMAL Group (see Note J).

        Dividends received from nonconsolidated affiliates were $157 million in 2004, $68 million in 2003 and $53 million in 2002. In December 2003, EQUATE reduced its share capital, resulting in a cash distribution of $63 million received by the Corporation and a corresponding reduction in the Corporation's investment in EQUATE. The Corporation's ownership percentage in EQUATE was not affected.

        Undistributed earnings of nonconsolidated affiliates included in retained earnings were $422 million at December 31, 2004 and $56 million at December 31, 2003.

NOTE G    GOODWILL AND OTHER INTANGIBLE ASSETS

During the fourth quarter of 2004, impairment tests for goodwill were performed in conjunction with the annual budgeting process. As a result of this review, it was determined that no goodwill impairments existed.

        The following table provides information regarding the Corporation's other intangible assets:

Other Intangible Assets at December 31	2004			2003
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$36	$(35)	$1	$36	$(31)	$5
Patents	4	(2)	2	5	(3)	2
Software	103	(86)	17	99	(83)	16
Other	1	(1)	—	1	(1)	—

Total	$144	$(124)	$20	$141	$(118)	$23

        The following table provides a summary of acquisitions of intangible assets during the year:

Acquisitions of Intangible Assets in 2004
In millions	Acquisition Cost	Weighted-average Amortization Period
Acquisitions of intangible assets with finite lives:
Software	$8	5 years

        Amortization expense for other intangible assets (not including software) was $4 million in 2004, 2003 and 2002. Amortization expense for software, which is included in "Cost of Sales," totaled $3 million in 2004, $2 million in 2003, and $4 million in 2002. Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years In millions
2005	$4
2006	3
2007	3
2008	3
2009	3

NOTE H    FINANCIAL INSTRUMENTS

Investments

The Corporation's investments in marketable securities are primarily classified as available-for-sale. The Corporation's debt securities had contractual maturities of one to five years at December 31, 2004.

Investing Results In millions	2004	2003	2002
Proceeds from sales of available-for-sale securities	$1	$16	$24
Gross realized gains	1	—	1
Gross realized losses	—	(3)	(1)

Fair Value of Financial Instruments at December 31
	2004				2003
In millions
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities:
Debt securities	$5	—	—	$5	$6	—	—	$6
Equity securities	5	—	—	5	3	—	—	3

Total	$10	—	—	$10	$9	—	—	$9

Long-term debt including debt due within one year	$(1,272)	$3	$(36)	$(1,305)	$(1,288)	$71	—	$(1,217)

Derivatives relating to foreign currency	—	—	—	—	—	$1	$(1)	—

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

        The Corporation has forward contracts to buy, sell or exchange foreign currencies with expiration dates in the first quarter of 2005. At December 31, 2004, the Corporation did not designate any derivatives as hedges. However, a nonconsolidated affiliate of the Corporation has hedging activities that are accounted for as cash flow hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. The Corporation's proportionate share of the hedging results recorded in accumulated other comprehensive income by the nonconsolidated affiliate was reported as net hedging results in the Corporation's Consolidated Statements of Stockholder's Equity in accordance with SFAS No. 130, "Reporting Comprehensive Income."

NOTE I    SUPPLEMENTARY INFORMATION

Accrued and Other Current Liabilities at December 31 In millions	2004	2003
Accrued payroll	$22	$20
Interest payable	22	21
Accrued miscellaneous taxes	30	29
Impairment of unused office space	29	29
Postretirement benefit obligation	58	58
Deferred income	132	26
Other	67	62

Total	$360	$245

Other Noncurrent Obligations at December 31 In millions	2004	2003
Environmental remediation costs	$104	$109
Impairment of unused office space	13	42
Deferred income	95	112
Other	221	214

Total	$433	$477

Sundry Income (Expense)—Net In millions	2004	2003	2002
Net gain on sales of assets and securities (1)	$8	$54	$12
Foreign exchange gain (loss)	9	(1)	29
Related company commissions, net	(62)	(50)	(32)
Other—net	(25)	22	(12)

Total	$(70)	$25	$(3)

(1)
2003 included a gain of $35 million on the sale of several product lines of Amerchol
Corporation, a wholly owned subsidiary.

Other Supplementary Information In millions	2004	2003	2002
Cash payments for interest	$98	$119	$134
Cash payments for income taxes	66	17	49
Provision for doubtful receivables (1)	—	(1)	(1)

(1)
Included in "Selling, general and administrative expenses" in the consolidated statements of income.

NOTE J    COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Corporation had accrued obligations of $109 million at December 31, 2003 for environmental remediation and restoration costs, including $33 million for the remediation of Superfund sites. At December 31, 2004, the Corporation had accrued obligations of $104 million for environmental remediation and restoration costs, including $39 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Corporation's consolidated financial statements.

        The following table summarizes the activity in the Corporation's accrued obligations for environmental matters for the years ended December 31, 2004 and 2003:

Accrued Liability for Environmental Matters In millions	2004	2003
Balance at beginning of year	$109	$130
Adjustments to reserve	18	2
Charges against reserve	(23)	(23)

Balance at end of year	$104	$109

        The amounts charged to income on a pretax basis related to environmental remediation totaled $18 million in 2004, $2 million in 2003 and $20 million in 2002. Capital expenditures for environmental protection were $26 million in 2004, $20 million in 2003 and $9 million in 2002.

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

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including the Corporation and Amchem, increased in 2001, 2002 and the first half of 2003. In the second half of 2003 and throughout 2004, the rate of filing significantly abated. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

        Through the third quarter of 2002, the Corporation had concluded it was not possible to estimate its cost of disposing of asbestos-related claims that might be filed against it and Amchem in the future due to a number of reasons. During the third and fourth quarters of 2002, the Corporation worked with Analysis, Research & Planning Corporation ("ARPC"), a consulting firm with broad experience in estimating resolution costs associated with mass tort litigation, including asbestos, to explore whether it would be possible to estimate the cost of disposing of pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against the Corporation and Amchem. ARPC concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against UCC and Amchem because of various uncertainties associated with the litigation of those claims. Despite its inability to estimate the full range of the cost of resolving future asbestos-related claims, ARPC advised the Corporation that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims likely to face UCC and Amchem if certain assumptions were made. As a result, the following assumptions were made and then used by ARPC:

  •
  In the near term, the number of future claims to be filed against UCC and Amchem will be at a level consistent with levels experienced immediately prior to 2001.

  •
  The number of future claims to be filed against UCC and Amchem will decline at a fairly constant rate each year from 2003.

  •
  The average resolution value for pending and future claims will be equivalent to those experienced during 2001 and 2002.

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

        In November 2003, the Corporation requested ARPC to review the Corporation's asbestos claim and resolution activity during 2003 and determine the appropriateness of updating the study. In response to that request, ARPC reviewed and analyzed data through November 25, 2003 to determine the number of asbestos-related filings and costs associated with 2003 activity. In January 2004, ARPC stated that an update at that time would not provide a more likely estimate of future events than that reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation's own review of the asbestos claim and resolution activity and ARPC's response, the Corporation determined that no change to the accrual was required at December 31, 2003.

        In November 2004, the Corporation again requested ARPC to review the Corporation's historical asbestos claim and resolution activity and determine the appropriateness of updating the January 2003 study. In response to this request, ARPC reviewed and analyzed data through November 14, 2004, and again concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against UCC and Amchem because of various uncertainties associated with the litigation of those claims. ARPC did advise, however, that it was reasonable and feasible to construct a new estimate of the cost of resolving current and future asbestos-related claims using the same two widely used forecasting methodologies used by ARPC in its January 2003 study, if certain assumptions were made. As a result, the following assumptions were made and then used by ARPC:

  •
  The number of future claims to be filed annually against UCC and Amchem is unlikely to exceed the level of claims experienced during 2004.

  •
  The number of claims filed against UCC and Amchem annually from 2001 to 2003 is considered anomalous for the purpose of estimating future filings.

  •
  The number of future claims to be filed against UCC and Amchem will decline at a fairly constant rate each year from 2005.

  •
  The average resolution value for pending and future claims will be equivalent to those experienced during 2003 and 2004 (excluding settlements from closed claims filed in Madison County, Illinois with respect to future claims, as those settlements are not considered to be relevant for predicting the cost of resolving future claims).

        The resulting study completed by ARPC in January 2005 stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2017 was estimated to be between approximately $1.5 billion and $2.0 billion, depending on which of the two accepted methodologies was used. At December 31, 2004, the recorded asbestos-related liability for pending and future claims was $1.6 billion. Based on the low end of the range in the January 2005 study, the recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against UCC and Amchem into 2019. As in its January 2003 study, ARPC did provide estimates for a longer period of time in its January 2005 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

        The asbestos-related liability for pending and future claims was $1.6 billion at December 31, 2004 and $1.9 billion at December 31, 2003. At December 31, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims. At December 31, 2003, approximately 33 percent of the recorded liability related to pending claims and approximately 67 percent related to future claims.

        Based on ARPC's January 2003 and January 2005 studies, the Corporation's recent asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, the Corporation determined that no change to the accrual was required at December 31, 2004.

        At December 31, 2002, the Corporation increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. Combined with the previously mentioned increase in the asbestos-related liability at December 31, 2002, this resulted in a net charge of $828 million, $522 million on an after-tax basis, in the fourth quarter of 2002.

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

        The Corporation's receivable for insurance recoveries related to its asbestos liability was $712 million at December 31, 2004 and $1.0 billion at December 31, 2003. At December 31, 2004, $464 million of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

        In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31 In millions	2004	2003
Receivables for defense costs	$85	$94
Receivables for resolution costs	406	255

Total	$491	$349

        The Corporation's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, the Corporation increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce the insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on results of operations for defense costs was the amount of those costs not covered by insurance. Since the Corporation expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted, and will continue to impact, results of operations. The pretax impact for defense and resolution costs, net of insurance, was $82 million in 2004, $94 million in 2003, and $9 million in 2002, and was reflected in "Cost of sales."

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

        The amounts recorded for the asbestos-related liability and related insurance receivable described above were based upon current, known facts. However, projecting future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries to be higher or lower than those projected or those recorded.

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

Purchase Commitments

At December 31, 2004, the Corporation had various outstanding commitments for take or pay agreements, with terms extending from one to six years. Such commitments were not in excess of current market prices. The Corporation had an agreement for the purchase of ethylene-related products in Canada; the Corporation assigned its rights and obligations under this purchase agreement to a wholly owned subsidiary of Dow in December 2003. Total purchases under the ethylene-related agreement were $93 million in 2003 and $62 million in 2002.

        The fixed and determinable portion of obligations under purchase commitments at December 31, 2004 is presented in the following table:

Fixed and Determinable Portion of Take or Pay Obligations at December 31, 2004 In millions
2005	$10
2006	10
2007	10
2008	8
2009	5
2010 through expiration of contracts	5

Total	$48

Guarantees

The Corporation has undertaken obligations to guarantee the performance of certain nonconsolidated affiliates (including the OPTIMAL Group and Nippon Unicar Company Limited) and a former subsidiary of the Corporation (via delivery of cash or other assets) if specified triggering events occur. Non-performance under a contract for commercial and/or financial obligations by the guaranteed party would trigger the obligation of the Corporation to make payments to the beneficiary of the guarantees. Financial obligations include debt and lease arrangements.

        The following tables provide a summary of the final expiration, maximum future payments, and recorded liability reflected in the consolidated balance sheet for these guarantees.

Guarantees at December 31, 2004
In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$114	$2
Guarantees at December 31, 2003
In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2007	$11	—

NOTE K    NOTES PAYABLE AND LONG-TERM DEBT

Notes payable consists primarily of a revolving credit agreement with Dow.

Notes Payable at December 31 In millions	2004	2003
Notes payable—related companies	$139	$23
Notes payable—other	4	2

Total	$143	$25

Year-end average interest rates	2.36%	1.71%

Long-Term Debt at December 31
In millions	2004 Average Rate	2004	2003 Average Rate	2003
Promissory notes and debentures:
6.70% Notes due 2009	6.70%	$250	6.70%	$250
8.75% Debentures due 2022	8.75%	117	8.75%	117
7.875% Debentures due 2023	7.875%	175	7.875%	175
6.79% Debentures due 2025 (1)	6.79%	250	6.79%	250
7.50% Debentures due 2025	7.50%	150	7.50%	150
7.75% Debentures due 2096	7.75%	200	7.75%	200
Other facilities—various rates and maturities:
Pollution control/industrial revenue bonds, varying maturities through 2023	6.51%	136	6.60%	152
Unexpended construction funds	—	(2)	—	(2)
Unamortized debt discount	—	(4)	—	(4)
Long-term debt due within one year (1)	—	(266)	—	(16)

Total	—	$1,006	—	$1,272

(1)
Holders may elect, between April 1 and May 1, 2005, to have their debentures repaid by the Corporation on June 1, 2005. Accordingly, the $250 million is included in "Long-term debt due within one year."

Annual Installments on Long-Term Debt for the Next Five Years In millions
2005	$266
2006	2
2007	8
2008	6
2009	252

        The Corporation's outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typical based on the Corporation's size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. As of December 31, 2004, the Corporation was in compliance with all of the covenants and default provisions referred to above.

NOTE L        PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

        The Corporation has a defined benefit pension plan that covers substantially all employees in the United States. Benefits are based on length of service and the employee's three highest consecutive years of compensation. The Corporation also has a non-qualified supplemental pension plan.

        The Corporation's funding policy is to contribute to the plan when pension laws and economics either require or encourage funding. In 2004, UCC contributed $154 million to its qualified pension plan. In 2005, UCC does not expect to contribute assets to its qualified pension plan.

        The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

Pension Plan Assumptions
	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2004	2003	2004	2003
Discount rate	5.875%	6.25%	6.25%	6.75%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%	5.00%
Long-term rate of return on assets	—	—	9.00%	9.00%

        The Corporation determined the expected long-term rate of return on assets by performing a bottom-up analysis of historical and expected returns based on the strategic asset allocation and the underlying return fundamentals of each asset class. The Corporation's historical experience with the pension fund asset performance and comparisons to expected returns of peer companies with similar fund assets are also considered.

        The accumulated benefit obligation for all defined benefit pension plans was $3.8 billion at December 31, 2004 and $3.7 billion at December 31, 2003.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at December 31 In millions	2004	2003
Projected benefit obligation	$20	$3,741
Accumulated benefit obligation	20	3,707
Fair value of plan assets	—	3,658

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

        The Corporation funds most of the cost of these health care and life insurance benefits as incurred. In 2005, UCC does not expect to contribute assets to its other postretirement benefit plans.

        The weighted-average assumptions used to determine other postretirement benefit obligations and net periodic benefit costs for the plans are provided in the following table:

Plan Assumptions for Other Postretirement Benefits	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2004	2003	2004	2003
Discount rate	5.875%	6.25%	6.25%	6.75%
Projected medical cost trend, remaining constant thereafter (1)	10.25-6.00%	6.71-6.71%	6.79-6.79%	7.23-6.78%

(1)
As of 2004, the ultimate trend rate is assumed to be achieved in 2011.

        Increasing the assumed medical cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2004 by $1 million and have an immaterial impact on the net periodic postretirement benefit cost for the year. Decreasing the assumed medical cost trend rate by 1 percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2004 by $1 million and have an immaterial impact on the net periodic postretirement benefit cost for the year.

Impact of Remeasurement in the Third Quarter of 2004

In the third quarter of 2004, an expense remeasurement of the Corporation's pension and other postretirement benefit plans was completed as of June 30, 2004, due to a curtailment as defined in SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," related to a workforce reduction (see Note B). The remeasurement resulted in a $3 million increase in net periodic postretirement benefit cost for 2004 and a $3 million decrease in net periodic pension expense for 2004.

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Act also provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Based on newly issued regulations in the third quarter of 2004, the Corporation determined that the benefits provided by its retiree medical plans are actuarially equivalent to Medicare Part D under the Act and remeasured its net periodic cost for other postretirement benefit plans for the effect of the Act. The impact of this remeasurement was a reduction of $12.5 million in the accumulated postretirement benefit obligation as of January 1, 2004, for actuarial purposes only, and a reduction in net periodic postretirement benefit cost of $2 million for 2004.

	Defined Benefit Pension Plans
Net Periodic Benefit Cost (Credit) for all Significant Plans				Other Postretirement Benefits
In millions
	2004	2003	2002	2004	2003	2002
Service cost	$26	$27	$28	$4	$10	$9
Interest cost	223	233	236	36	40	40
Expected return on plan assets	(353)	(372)	(385)	—	—	—
Amortization of prior service cost (credit)	2	3	—	(7)	(6)	(6)
Amortization of unrecognized (gain) loss	2	1	(26)	4	5	3
Special termination/curtailment cost (credit)	2	—	(4)	7	—	(26)

Net periodic benefit cost (credit)	$(98)	$(108)	$(151)	$44	$49	$20

Change in Projected Benefit Obligation, Plan Assets and Funded Status of all Significant Plans
	Defined Benefit Pension Plans		Other Postretirement Benefits
In millions
	2004	2003	2004	2003
Change in projected benefit obligation:
Benefit obligation at beginning of year	$3,743	$3,556	$624	$624
Service cost	26	27	4	10
Interest cost	223	233	36	40
Amendments	2	—	6	(29)
Actuarial changes in assumptions and experience	123	208	11	25
Benefits paid	(284)	(281)	(64)	(46)
Special termination/curtailment cost (credit)	(1)	—	8	—

Benefit obligation at end of year	$3,832	$3,743	$625	$624

Change in plan assets:
Market value of plan assets at beginning of year	$3,658	$3,350	—	—
Actual return on plan assets	409	581	—	—
Employer contributions	163	8	—	—
Asset transfer	(91)	—	—	—
Benefits paid	(284)	(281)	—	—

Market value of plan assets at end of year	$3,855	$3,658	—	—

Funded status and net amounts recognized:
Plan assets in excess of (less than) benefit obligation	$23	$(85)	$(625)	$(624)
Unrecognized prior service cost (credit)	16	17	(19)	(33)
Unrecognized net loss	616	462	130	123

Net amounts recognized in the consolidated balance sheets	$655	$394	$(514)	$(534)

Net amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(19)	$(51)	$(514)	$(534)
Prepaid benefit cost	655	—	—	—
Additional minimum liability—intangible asset	—	23	—	—
Other comprehensive income	19	422	—	—

Net amounts recognized in the consolidated balance sheets	$655	$394	$(514)	$(534)

        The Corporation uses a December 31 measurement date for all of its plans.

Estimated Future Benefit Payments

The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31
In millions	Defined Benefit Pension Plans	Other Postretirement Benefits
2005	$281	$63
2006	276	54
2007	271	60
2008	271	58
2009	266	56
2010 through 2014	1,332	248

Total	$2,697	$539

Plan Assets

Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers. At December 31, 2004, plan assets totaled $3.9 billion and included Dow common stock with a value of $176 million (4 percent of total plan assets). At December 31, 2003, plan assets totaled $3.7 billion and included Dow common stock with a value of $148 million (4 percent of total plan assets).

Weighted-Average Allocation of Plan Assets at December 31
	2004	2003
Equity securities	60%	61%
Debt securities	28%	29%
Other	12%	10%

Total	100%	100%

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

        An asset/liability study using the plans' projected total benefit obligation was conducted to determine the optimal strategic asset allocation to meet the plans' long-term investment strategy. The study was conducted by the Corporation's actuary and corroborated with other outside experts. The plans' asset allocation will move toward the strategic target allocation shown below when the Corporation believes it is prudent to do so.

Strategic Target Allocation of Plan Assets
Asset Category	Target Allocation	Range
Equity securities	40%	+/- 15%
Debt securities	40%	+/- 10%
Real estate	5%	+/- 2%
Other	15%	+/- 6%

Total	100%

NOTE M    LEASED PROPERTY

The Corporation has operating leases primarily for facilities and distribution equipment. The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Minimum Operating Lease Commitments at December 31, 2004 In millions
2005	$63
2006	55
2007	8
2008	3
2009	1
2010 and thereafter	—

Total	$130
Less: future sublease rentals	38

Net minimum rental commitments	$92

        The Corporation's Danbury, Connecticut, office building lease represents $53 million of the net minimum rental commitment. Rental expenses under operating leases (net of sublease rental income of $17 million in 2004 and $16 million in 2003 and 2002) were $65 million in 2004, $74 million in 2003 and $75 million in 2002.

NOTE N    STOCK COMPENSATION PLANS

As a result of the Dow merger on February 6, 2001, all outstanding UCC nonqualified stock option grants were converted to Dow common stock options using the exchange ratio of 1.611 (i.e., one Union Carbide option was converted to 1.611 Dow options) and UCC restricted stock immediately vested and was converted to Dow common stock.

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

        The 1997 Union Carbide Long-Term Incentive Plan for key employees provided for granting incentive and nonqualified stock options; exercise payment rights; grants of stock, including restricted stock, and performance awards. The number of shares granted or subject to options could not exceed 8.5 million under the plan. Option prices were equal to the closing price of the Corporation's common stock on the date of the grant, as listed on the New York Stock Exchange Composite Transactions. Options generally became exercisable two years after such date. Options did not have durations of more than ten years. The option price may have been settled in cash, common shares of the Corporation currently owned by a participant, withholding stock shares from the exercise or a combination of these alternatives. Holders of restricted stock award shares were entitled to vote and dividends were credited to the holder's account, but these shares were generally nontransferable for varying periods of time after the grant date. Once the vesting conditions were met, the shares became fully transferable. Performance awards were paid in common stock, cash or other forms of property.

        In January 2003, Dow began expensing stock-based compensation newly issued in 2003. The Corporation was allocated expense relating to its employees who received stock-based compensation of approximately $10 million in 2004 and $1 million in 2003.

NOTE O    RELATED PARTY TRANSACTIONS

The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow in accordance with the terms of Dow's long-standing intercompany pricing policies. The application of these policies results in products being sold to and purchased from Dow at market-based prices. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in "Sundry income (expense)—net" in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $2.2 billion in 2004, $1.5 billion in 2003 and $1.1 billion in 2002.

        The Corporation has a master services agreement with Dow whereby Dow provides services, including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety, and business management for UCC. Under the master services agreement with Dow, for general administrative and overhead type services that Dow routinely allocates to various businesses, UCC is charged the cost of those services based on the Corporation's and Dow's relative manufacturing conversion costs. This arrangement results in a quarterly charge of approximately $4 million (included in "Sundry income (expense)—net").

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

        The monitoring and execution of risk management policies related to interest rate and foreign currency risks, which are based on Dow's risk management philosophy, are provided as a service to UCC.

        As part of Dow's cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. The Corporation had a note receivable of $100 million from Dow under a revolving loan agreement at December 31, 2003. A separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion was amended and restated on May 28, 2004 to include cash collateral provisions and to extend the maturity date to May 28, 2005; however, Dow may demand repayment with a 30-day written notice to the Corporation. The related collateral agreement was also amended and restated on May 28, 2004 to provide for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. A subsequent amendment to the revolving credit agreement, effective as of December 30, 2004, further extended the maturity date to December 30, 2005 and modified the repayment terms. At December 31, 2004, there was $664 million available under the revolving credit agreement. The cash collateral was reported as "Noncurrent receivable from related company" in the consolidated balance sheets at December 31, 2004.

        In October 2004, the Corporation sold certain NOx emission allowances to Dow for approximately $13 million (included in "Sundry income (expense)—net").

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

        In April 2002, the Corporation sold its ownership interest in a subsidiary in The People's Republic of China to a Dow subsidiary also located in The People's Republic of China for approximately $20 million.

        The Corporation declared and paid a dividend of approximately $257 million to its shareholder on April 15, 2002.

NOTE P        EMPLOYEE STOCK OWNERSHIP PLAN

The Corporation established the Union Carbide Corporation Employee Stock Ownership Plan ("UCC ESOP") in 1990 as an integral part of the Union Carbide Savings and Investment Program. On December 27, 2001, the UCC ESOP and the Dow Employee Stock Ownership Plan were merged into one ESOP trust under The Dow Chemical Company Employees' Savings Plan ("the ESOP"). The Corporation is allocated a portion of expense relating to its employees who participate in the ESOP, which was not material in 2004, 2003 and 2002.

        In 1990, the Corporation loaned the UCC ESOP $325 million at 10 percent per annum with a maturity date of December 31, 2005. On December 27, 2001, subsequent to the merger of the two plans, the loan was restructured with a new maturity date of December 31, 2023, and a new interest rate of 6.96 percent. The outstanding balance of the restructured loan was $12 million at December 31, 2004 and $15 million at December 31, 2003, and is reported in "Notes receivable from related companies" in the consolidated balance sheets.

NOTE Q        INCOME TAXES

Operating loss carryforwards at December 31, 2004 amounted to $163 million compared with $745 million at the end of 2003. Of the operating loss carryforwards, $5 million is subject to expiration in the years 2005 through 2009. The remaining balances expire in years beyond 2009 or have an indefinite carryforward period. Tax credit carryforwards at December 31, 2004 amounted to $485 million ($315 million at December 31, 2003), all of which expire in years beyond 2009.

        Due to higher taxable income in the United States in 2003, in combination with the execution of new tax planning strategies, the Corporation expected to be able to utilize foreign tax credits that might have otherwise expired unused; therefore, at December 31, 2003, the valuation allowance of $59 million related to foreign tax credits was reversed.

        Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $84 million at December 31, 2004, $83 million at December 31, 2003 and $104 million at December 31, 2002. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

        The reserve for tax contingencies related to issues in the United States and foreign locations was $221 million at December 31, 2004 and $211 at December 31, 2003. This balance is the Corporation's best estimate of the potential liability for tax contingencies. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of those accrued will have a material adverse impact on the Corporation's financial statements.

        The American Jobs Creation Act of 2004 (the "Act") introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Although the Act was signed into law in October 2004, the practical application of a number of the provisions of the repatriation provision remain unclear. Tax authorities are expected to provide clarifying language on key elements of the repatriation provision. The clarifying language is expected to affect the Corporation's evaluation of the economic value of implementing any individual opportunity and its ability to meet the overall qualifying criteria. As a result, the Corporation will be unable to complete a final determination of the Act's effect on its plan for reinvestment or repatriation of foreign earnings until the clarifying language is released.

        Based on preliminary identification of potential repatriation and reinvestment opportunities, the Corporation expects that adoption of the repatriation provision of the Act will have an immaterial effect on the consolidated financial statements.

Domestic and Foreign Components of Income (Loss) Before Income Taxes and Minority Interests In millions	2004	2003	2002
Domestic	$925	$403	$(702)
Foreign	11	11	69

Total	$936	$414	$(633)

Reconciliation to U.S. Statutory Rate In millions	2004	2003	2002
Taxes at U.S. statutory rate	$328	$145	$(222)
Equity earnings effect	(18)	(21)	6
Foreign rates other than 35%	6	8	(7)
U.S. tax effect of foreign earnings and dividends (1)	(7)	(81)	41
U.S. business credits	(11)	(19)	(3)
Other—net	(50)	68	61

Total tax provision (credit)	$248	$100	$(124)

Effective tax rate	26.5%	24.2%	19.6%

(1)
Includes the effect of changes in the valuation allowance for U.S. foreign tax credits in 2003.

Provision (Credit) for Income Taxes
	2004			2003			2002
In millions
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$10	$224	$234	$43	$29	$72	$(4)	$(132)	$(136)
State and local	3	1	4	11	4	15	5	(2)	3
Foreign	10	—	10	12	1	13	12	(3)	9

Total	$23	$225	$248	$66	$34	$100	$13	$(137)	$(124)

Deferred Tax Balances at December 31
	2004		2003
In millions	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property	$52	$(432)	$25	$(485)
Tax loss and credit carryforwards	547	—	575	—
Postretirement benefit obligations	194	(242)	423	(143)
Other accruals and reserves	463	(190)	459	(63)
Inventory	9	—	13	—
Investments	1	—	—	(1)
Other—net	145	(24)	49	(13)

Subtotal	$1,411	$(888)	$1,544	$(705)
Valuation allowance	—	—	—	—

Total	$1,411	$(888)	$1,544	$(705)

NOTE R        BUSINESS AND GEOGRAPHIC SEGMENT INFORMATION

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

        Sales are attributed to geographic areas based on customer location. Long-lived assets are attributed to geographic areas based on asset location. Sales to external customers and long-lived assets by geographic area were as follows:

In millions	United States	Asia Pacific	Rest of World	Total
2004
Sales to external customers (1)	$163	$106	$59	$328
Long-lived assets	2,047	25	5	2,077

2003
Sales to external customers	$182	$106	$65	$353
Long-lived assets	2,211	27	5	2,243

2002
Sales to external customers (2)	$171	$169	$75	$415
Long-lived assets	2,505	30	10	2,545

(1)
In 2004, sales to external customers in The People's Republic of China represented approximately
15 percent of total sales to external customers and were included in Asia Pacific.
(2)
In 2002, sales to external customers in Thailand represented approximately 14 percent of total sales to external customers and were included in Asia Pacific.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

        For the years ended December 31, 2004 and 2003, professional services were performed for the Corporation by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities").

        Audit and audit-related fees for the Corporation aggregated $1,806,000 and $1,479,000 for the years ended December 31, 2004 and 2003, respectively. Total fees paid to the Deloitte Entities were:

In thousands	2004	2003
Audit fees (a)	$1,531	$1,268
Audit-related fees (b)	275	211
Tax fees	—	9
All other fees	—	—

Total	$1,806	$1,488

    (a)
    The aggregate fees billed for the audit of the Corporation's annual financial statements, the reviews of the financial statements in Forms 10-Q, statutory audits and other regulatory filings.
    (b)
    Primarily for agreed-upon procedures engagements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

  1.
  The Corporation's 2004 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II.

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

  3.
  The following financial statements of the Corporation's nonconsolidated affiliate, EQUATE Petrochemical Company K.S.C., are presented pursuant to Rule 3-09 of Regulation S-X:
Independent Auditor's report
Balance sheets at December 31, 2004 and 2003
Statements of income for the years ended December 31, 2004, 2003 and 2002
Statements of changes in shareholders' equity for the years ended December 31, 2004, 2003 and 2002
Statements of cash flows for the years ended December 31, 2004, 2003 and 2002
Notes to financial statements

  4.
  Exhibits—See the Exhibit Index on pages 68-69 of this Annual Report on Form 10-K for exhibits filed with this Annual Report on Form 10-K (see below) and for exhibits incorporated by reference.

    The Corporation will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Corporation's principal executive offices.

    The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit
10.1.3	Service Addendum No. 3 to the Amended and Restated Service Agreement, effective as of January 1, 2005, between the Corporation and The Dow Chemical Company.
10.5.1	First Amendment dated October 29, 2004 to the Amended and Restated Revolving
    Credit Agreement, dated as of May 28, 2004, among the Corporation, The Dow
Chemical Company and certain Subsidiary Guarantors.
10.5.2	Second Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 30, 2004, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors.
23	Analysis, Research & Planning Corporation's Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TRADEMARKS

The following trademarks of Union Carbide Corporation or its subsidiaries appear in this report:

    CARBOWAX, CELLOSIZE, FLEXOMER, LP OXO, METEOR, NEOCAR, POLYOX, POLYPHOBE, REDI-LINK, SI-LINK, TERGITOL, TRITON, TUFLIN, UCAR, UCARTHERM, UCON, UNIGARD, UNIPOL, UNIPURGE, UNIVAL

        The following trademark of American Chemistry Council appears in this report: RESPONSIBLE CARE

SCHEDULE II

Union Carbide Corporation and Subsidiaries
Valuation and Qualifying Accounts

(In millions) For the Years Ended December 31
COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E
Description	Balance at Beginning of Year	Additions to Reserves	Deductions from Reserves		Balance at End of Year
2004
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$4	—	—	(a)	$4

2003
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$7	$1	$4	(a)	$4

2002
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$8	$5	$6	(a)	$7

		2004	2003	2002
(a)	Deductions represent:
	Notes and accounts receivable written off	—	$1	—
	Credits to profit and loss	—	3	$1
	Miscellaneous other	—	—	5

		—	$4	$6

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
EQUATE Petrochemical Company KSC (Closed)

We have audited the accompanying balance sheet of EQUATE Petrochemical Company KSC (Closed) ("the Company"), a venture between Union Carbide Corporation, Petrochemical Industries Company and Boubyan Petrochemical Company, as of December 31, 2004 and 2003, and related statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of EQUATE Petrochemical Company KSC (Closed) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with International Financial Reporting Standards ("IFRS").

The accounting principles reflected in the above mentioned financial statements prepared in conformity with IFRS vary in certain significant respects from accounting principles generally accepted in the United States of America ("U.S. GAAP"). The application of US GAAP would have affected the determination of net income for each of the three years in the period ended December 31, 2004 and the determination of shareholders' equity as of December 31, 2004 and 2003 to the extent summarized in Note 16 to financial statements.

/s/ JASSIM AHMAD AL-FAHAD
Jassim Ahmad Al-Fahad
Al-Fahad & Co., Deloitte & Touche
License No. 53-A

February 7, 2005
Kuwait

EQUATE Petrochemical Company KSC (Closed)
Balance Sheets

(In thousands) At December 31	Note	2004	2003
ASSETS
Current assets
Cash and cash equivalents	3	$208,881	$110,164
Trade receivables		180,677	105,789
Inventories	4	47,827	43,911
Prepayments and other assets		9,041	9,083

		446,426	268,947

Non-current assets
Property, plant and equipment, net	5	1,061,083	1,121,854
Intangible assets, net	6	153,979	153,745
Deferred expenditure	7	1,026	4,394

		1,216,088	1,279,993

		$1,662,514	$1,548,940

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable		$36,878	$19,766
Accruals and other liabilities	8	38,750	39,382
Current portion of finance lease	10	100,000	20,000
Current portion of syndicated bank loan	11	100,000	40,000

		275,628	119,148

Non-current liabilities
Provision for staff indemnity		16,237	13,634
Finance lease	10	—	140,000
Syndicated bank loan	11	—	280,000

		16,237	433,634

Commitments and contingencies	18
Shareholders' equity
Share capital	12	700,000	700,000
Retained earnings	13	670,649	296,158

		1,370,649	996,158

		$1,662,514	$1,548,940

The accompanying notes form an integral part of these financial statements.

EQUATE Petrochemical Company KSC (Closed)
Statements of Income

(In thousands) For the years ended December 31	Note	2004	2003	2002
Sales		$969,653	$643,242	$453,266
Cost of sales	14	(283,894)	(302,625)	(269,411)

Gross profit		685,759	340,617	183,855
Polypropylene plant management fee		1,000	1,000	1,000
General, administrative and selling expenses	14	(49,207)	(51,968)	(58,268)

Operating income		637,552	289,649	126,587
Finance costs		(16,039)	(14,372)	(20,722)
Interest income		1,828	927	522
Foreign exchange gain / (loss)		1,594	(44)	286
Other income		1,324	372	513

Net income before contribution to Kuwait Foundation for Advancement of Sciences ("KFAS") and Directors' fees		626,259	276,532	107,186
Contribution to KFAS		(5,636)	(2,488)	(963)
Directors' fees		(132)	(131)	(146)

Net income for the year		$620,491	$273,913	$106,077

The accompanying notes form an integral part of these financial statements.

EQUATE Petrochemical Company KSC (Closed)
Statements of Changes in Shareholders' Equity

(In thousands)	Note	Share capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance at December 31, 2001		$840,525	$108,168	—	$948,693
Dividends paid		—	(97,000)	—	(97,000)
Net income for the year		—	106,077	—	106,077
Change in fair value reserve		—	—	$(599)	(599)

Balance at December 31, 2002		$840,525	$117,245	$(599)	$957,171
Reduction of share capital	12	(140,525)	—	—	(140,525)
Dividends paid		—	(95,000)	—	(95,000)
Net income for the year		—	273,913	—	273,913
Net realised loss transferred to statement of income		—	—	599	599

Balance at December 31, 2003		$700,000	$296,158	—	$966,158
Dividends paid	13	—	(246,000)	—	(246,000)
Net income for the year		—	620,491	—	620,491

Balance at December 31, 2004		$700,000	$670,649	—	$1,370,649

The accompanying notes form an integral part of these financial statements.

EQUATE Petrochemical Company KSC (Closed)
Statements of Cash Flows

(In thousands) For the years ended December 31	Note	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the year		$620,491	$273,913	$106,077
Adjustments:
Depreciation		80,824	79,990	90,010
Amortisation		11,016	11,043	11,035
Finance costs		16,039	14,372	20,722
Interest income		(1,828)	(927)	(522)
Provision for staff indemnity		2,603	5,207	2,098
Loss on sale of property, plant and equipment		—	—	144

Operating income before working capital changes		729,145	383,598	229,564
Trade receivables		(74,888)	(42,204)	22,599
Inventories		(3,916)	13,626	(3,881)
Prepayments and other assets		42	(1,881)	7,276
Accounts payable		17,112	(8,185)	1,908
Accruals and other liabilities		(296)	15,743	1,871

Net cash from operating activities		667,199	360,697	259,337

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment		(20,053)	(8,208)	(10,265)
Proceeds from sale of property, plant and equipment		—	—	2,746
Purchase of intangible assets		(11,250)	—	—
Interest received		1,828	927	522

Net cash used in investing activities		(29,475)	(7,281)	(6,997)

CASH FLOWS FROM FINANCING ACTIVITIES
Net drawings on revolving loan		—	—	(70,000)
Repayment of finance lease		(160,000)	(20,000)	(20,000)
Repayment of syndicated bank loan		(320,000)	(40,000)	(40,000)
Finance lease		100,000	—	—
Syndicated bank loan		100,000	—	—
Reduction of share capital		—	(140,525)	—
Finance costs paid		(11,797)	(13,302)	(20,011)
Loan origination fee paid		(1,210)	—	—
Dividends paid		(246,000)	(95,000)	(97,000)

Net cash used in financing activities		(539,007)	(308,827)	(247,011)

Net increase in cash and cash equivalents		98,717	44,589	5,329
Cash and cash equivalents at beginning of the year		110,164	65,575	60,246

Cash and cash equivalents at end of the year	3	$208,881	$110,164	$65,575

The accompanying notes form an integral part of these financial statements.

EQUATE Petrochemical Company KSC (Closed)
Notes to Financial Statements

Dollars in thousands, except as noted

1.    INCORPORATION AND ACTIVITIES

EQUATE Petrochemical Company K.S.C. (Closed) ("the Company") is a closed shareholding company incorporated in the State of Kuwait on 20 November 1995 as a joint venture between Union Carbide Corporation ("UCC"), Petrochemical Industries Company ("PIC") and Boubyan Petrochemical Company ("BPC").

The Company is engaged in the manufacture and sale of ethylene glycol and polyethylene. The Company also operates and maintains a polypropylene plant on behalf of PIC.

UCC is a wholly owned subsidiary of The Dow Chemical Company ("DOW").

The address of the Company's registered office is at National Bank of Kuwait building, Block 8, Plot 4A/5A/6A, Jleeb Al-Shuyokh, P. O. Box 4733 Safat 13048, Kuwait. The Company employed 822 people at 31 December 2004 (2003: 855).

The financial statements were authorised for issue by the board of directors on 7 February 2005.

2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements have been prepared in conformity with International Financial Reporting Standards ("IFRS"). These financial statements have been prepared under the historical cost convention, except for the measurement at fair value of certain financial instruments. The preparation of financial statements in accordance with IFRS requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Due to the inherent uncertainty in making those estimates, actual results to be reported in future periods could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include demand accounts and fixed deposits with an original maturity of three months or less.

Trade receivables

The Company establishes an allowance for doubtful receivables to reduce receivables to their net realizable value. Management determines the adequacy of the allowance for doubtful receivables based upon reviews of individual customers, current economic conditions, past experience and other pertinent factors. The allowance for doubtful receivables was not significant at December 31, 2004 or 2003.

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

Intangible assets

Intangible assets consist of technology and licences for the manufacture of ethylene, ethylene glycol and polyethylene. In 1996, UCC contributed $220,000 thousand in technology and licences, except for olefin technology. In 2004, the Company paid a licence fee of $11,250 thousand to UCC for polyethylene expansion.

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

Revenue recognition

Sales, net of applicable discounts, are recognised when the revenue is realized or realizable, has been earned, and collectibility is reasonably assured. Revenue is recognised as risk and title transfer to the customer, which usually occurs at the time shipment is made. The Company uses third party contractors for delivery to customers. Substantially all of the Company's products are sold with freight paid by the Company at its shipping port, at which point title passes to customers. The Company's terms of delivery are included in its contracts of sale, order confirmation documents, and invoices. Freight costs are recorded as "Cost of Sales". Interest income is recognised on an accrual basis.

Finance costs

Finance costs on borrowings are calculated on the accrual basis and are recognised in the statement of income in the period in which they are incurred.

Translation of foreign currencies

The measurement currency of the Company is United States dollars ("US$") and accordingly, the financial statements are presented in US$, rounded to the nearest thousand. The measurement currency is different from the currency of the country in which the Company is domiciled since the majority of the Company's revenue and expenses, and all of the Company's borrowings, are denominated in US$.

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

Derivatives

Foreign exchange forward contracts are treated as trading instruments and are stated at fair value with gains or losses included in the statement of income in foreign exchange gain / (loss) in the period they occur.

Contribution to Kuwait Foundation for the Advancement of Sciences

The Company is legally required to contribute to the Kuwait Foundation for the Advancement of Sciences ("KFAS"). The Company's contributions to KFAS are recognized as an expense in the period during which the Company's contribution is legally required.

3.    CASH AND CASH EQUIVALENTS

	2004	2003
Bank balances	$26,519	$8,708
Time deposits	182,362	101,456

	$208,881	$110,164

All bank accounts of the Company are assigned as security for the Company's obligations under various loan agreements (see Notes 9 to 11). Time deposits yield interest at an effective weighted average rate of 1.81% per annum (2003: 0.97% per annum).

4.    INVENTORIES

	2004	2003
Finished goods	$12,606	$12,142
Raw materials	11,024	8,004
Spare parts	24,197	23,765

	$47,827	$43,911

5.    PROPERTY, PLANT AND EQUIPMENT

	Buildings and roads	Plant and equipment	Office furniture and equipment	Assets under construction	Total
Cost
As at January 1, 2004	$34,902	$1,547,426	$75,402	$16,784	$1,674,514
Additions	—	—	—	20,053	20,053
Transfers	105	8,691	5,080	(13,876)	—

As at December 31, 2004	35,007	1,556,117	80,482	22,961	1,694,567

Accumulated depreciation
As at January 1, 2004	$14,052	$476,959	$61,649	—	$552,660
Charge for the year	1,497	77,770	1,557	—	80,824

As at December 31, 2004	15,549	554,729	63,206	—	633,484

Carrying amount
As at December 31, 2004	19,458	1,001,388	17,276	22,961	1,061,083

As at December 31, 2003	$20,850	$1,070,467	$13,753	$16,784	$1,121,854

Annual depreciation rates	5 to 20%	5 to 20%	5 to 20%

The Company's property, plant and equipment have been assigned as security for the finance lease and syndicated bank loan (Notes 10 and 11).

6.    INTANGIBLE ASSETS

	2004	2003
Cost
Technology contributed by UCC	$220,000	$220,000
Licence fee paid to UCC	11,250	—
Olefin technology	195	195

As at 31 December	$231,445	$220,195

Accumulated amortisation
As at 1 January	$66,450	$55,407
Charge for the year	11,016	11,043

As at 31 December	77,466	66,450

Carrying amount	$153,979	$153,745

7.    DEFERRED EXPENDITURE

	2004	2003
Cost
As at 1 January	$7,169	$7,169
Additions	1,210	—

As at 31 December	$8,379	$7,169

Accumulated amortisation
As at 1 January	$2,775	$1,512
Charge for the year	4,578	1,263

As at 31 December	$7,353	$2,775

Carrying amount	$1,026	$4,394

8.    ACCRUALS AND OTHER LIABILITIES

	2004	2003
Accrued billing for ethane supply	$2,110	$9,847
Sales commission	7,866	7,982
Ocean freight	4,393	5,856
Staff incentive	5,284	4,950
Staff leave	2,004	1,029
Interest on debt	765	1,102
Foreign exchange forward contract	8,611	—
Other accruals	7,717	8,616

	$38,750	$39,382

9.    REVOLVING LOAN

The revolving loan represents the Company's borrowings under a US$ 200 million (2003: US$ 300 million) revolving loan facility from a syndication of banks and a US$ 200 million (2003: US$ Nil) revolving murabaha facility from an Islamic financial institution, with final maturities of 21 November 2005. Amounts drawn under the revolving loan facility have to be repaid within one to six months and carry an annual interest rate of 0.6% (2003: 0.8%) over London Inter Bank Offer Rate ("LIBOR"). Amounts drawn under the revolving murabaha facility have to repaid within one to six months and carry an annual interest rate equal of LIBOR plus 0.6%(2003: Nil) per annum. There were no borrowings outstanding at December 31, 2004 and 2003.

10.    FINANCE LEASE

	2004	2003
Current portion	$100,000	$20,000
Non-current portion	—	140,000

	$100,000	$160,000

The former finance lease was repaid in November 2004, and a new finance lease was obtained on 22 November 2004 (see Note 11). The finance lease is repayable on final maturity of 21 November 2005.

The interest rate implicit in the finance lease is the same as the interest rate on the syndicated bank loan (see Note 11). The value of the assets held in respect of the finance lease at the balance sheet date are equal to the outstanding amount under the finance lease facility and is included in property, plant and equipment.

The finance lease agreement contains similar affirmative and negative covenants as those contained in the syndicated bank loan (see Note 11).

11.    SYNDICATED BANK LOAN

	2004	2003
Current portion	$100,000	$40,000
Non-current portion	—	280,000

	$100,000	$320,000

In November 2004, the Company undertook a series of transactions whereby the syndicated bank loan and finance lease (see Note 10) under the syndicated loan facility agreement dated 21 November 2001 were cancelled by signing a master deed of release on 22 November 2004. The outstanding syndicated loan and finance lease were repaid and a new syndicated bank loan and finance lease were obtained. The syndicated bank loan is repayable on final maturity of 21 November 2005. The finance lease and the syndicated bank loan are secured by a mortgage over the Company's property, plant and equipment (see Note 5) and bank balances (see Note 3) and carry an annual interest rate of 0.6% (2003: 0.8%) over LIBOR.

The syndicated term facility agreements contain affirmative and negative covenants including no additional encumbrances over any of its assets, restrictions on additional borrowings, the sales of property, plant and equipment, a requirement to maintain insurance arrangements and limitations on capital expenditure except those assets acquired for Equate expansion project (Note 15). At 31 December 2004 the Company was in compliance with all of its debt covenants.

12.    SHARE CAPITAL

At an Extraordinary General Assembly held on 22 December 2003, the shareholders voted to reduce the share capital of the company by US$ 140,525 thousand (KD 41,705 thousand) by returning capital to the shareholders. After the reduction, share capital consists of 2,160 million (2003:2,160 million) authorised, issued and fully paid shares of Fils 100 each. The Articles and Memorandum of Association of the Company have been amended to reflect the reduction in share capital.

The ownership percentages of the shareholders at 31 December 2004 are as follows:

Shareholder's name	% of ownership
Union Carbide Corporation ("UCC")	42.5%
Petrochemical Industries Company ("PIC")	45%
Boubyan Petrochemical Company ("BPC")	9%
National Bank of Kuwait ("NBK")	3.5%

On 9 November 2004, UCC sold 2.5% and BPC sold 1% of the Company's shares to NBK.

13.    PROPOSED DIVIDEND

The directors propose a cash dividend of US$ 558 million for the year ended December 31, 2004 (2003: US$ 246 million) which is subject to the approval of shareholders at the annual General Assembly. This dividend has not been recorded in the accompanying financial statements, and will be recorded only once it has been approved by the shareholders.

14.    STAFF COSTS AND DEPRECIATION

Staff costs, depreciation and amortisation charges are included in the statement of income under the following categories:

	2004	2003	2002
Staff costs:
Cost of sales	$50,460	$44,032	$40,642
General, administrative and selling expenses	14,325	16,648	14,340

	$64,785	$60,680	$54,982

Depreciation and amortisation:
Cost of sales	$74,951	$74,497	$73,937
General, administrative and selling expenses	16,889	16,536	27,108

	$91,840	$91,033	$101,045

15.    RELATED PARTY TRANSACTIONS

In the normal course of business the Company enters into transactions with its shareholders PIC, UCC, BPC, NBK and UCC's parent company DOW and its affiliates.

EQUATE Marketing Company EC, Bahrain ("EMC"), which is owned by PIC and UCC, is the exclusive sales agent in certain territories for the marketing of polyethylene ("PE") and was the exclusive sales agent in certain territories for the marketing of ethylene glycol ("EG") produced by the Company.

During 2004, DOW and PIC initiated a number of joint venture petrochemical projects ("Olefins II projects") in Kuwait to manufacture polyethylene, ethylene glycol and styrene monomer. The Olefins II projects consist of the Equate expansion project, and the incorporation and development of The Kuwait Olefins Company ("TKOC") and The Kuwait Styrene Company ("TKSC"). The Olefins II projects are expected to be operational by March 2008.

A Joint Cost Sharing Agreement ("JCSA") was signed on 1 May 2003, between PIC and DOW for the development of the Olefins II projects. In order to meet the initial development costs of the Olefins II projects, PIC and DOW paid US$ 12 million each into the JCSA account during 2003 and 2004. Costs totalling US$ 22.3 million were incurred and the balance of US$ 1.7 million was repaid to PIC and DOW equally on 23 December 2004. At the date of approval of these financial statements, a Services Agreement between DOW, PIC and the Company and an Operation, Maintenance and Services agreement between the Company, TKOC, TKSC and Kuwait Aromatics Company ("KARO") are in process of finalisation.

All transactions with related parties are carried out on a negotiated contract basis.

The following is a description of significant related party agreements and transactions:

a)
Supply by UCC of technology and licences relating to manufacture of polyethylene and ethylene glycol;

b)
Supply by PIC to the Company of certain minimum quantities of feed gas and fuel gas on a priority basis;

c)
Supply by UCC, DOW and UNIVATION to the Company of certain catalysts;

d)
Secondment of certain staff to the Company by UCC;

e)
Supply by the Company of certain materials and services required by PIC to operate and maintain a polypropylene plant;

Included in the income statement are the following significant related party transactions.

	2004	2003	2002
a) Revenues
Polypropylene plant management fees from PIC	$1,000	$1,000	$1,000
Sales to UCC	154	856	18,720

	2004	2003	2002
b) Purchases and expenses
Feed gas and fuel gas purchased from PIC	$60,146	$78,727	$61,367
Catalyst purchased from UCC	8,489	1,813	3,238
Catalyst purchased from DOW	1,550	—	—
Catalyst purchased from UNIVATION	4,871	4,289	7,329
Operating cost reimbursed by PIC for running of polypropylene plant	(24,884)	(19,481)	(19,645)
Expenses reimbursed by PIC and DOW under the JCSA	(2,390)	—	—
Operating costs reimbursed to EMC	1,936	1,580	2,325
Staff secondment costs reimbursed to UCC	1,655	996	1,554
Finance cost paid to NBK	7,376	—	—

Included in the balance sheet are balances due to / from related parties:

	2004	2003
c) Due to related parties
Due to PIC	$17,459	$10,516
Due to DOW	7,583	—
Due to UCC	1,160	987

	$26,202	$11,503

d) Due from related parties
Due from PIC	$2,807	$2,230
Due from DOW	213	—
Due from UCC	7	186
Due from TKOC	1,285	—
Due from TKSC	284	—
Due from KARO	608	—
ME Global	54	—

	$5,258	$2,416

e) Cash and cash equivalents with NBK	$185,230	—

f) Intangible assets
Licence fee paid to UCC for PE expansion	$11,250	—

g) Deferred expenditure
Loan origination fee paid to NBK	$605	—

16.    RECONCILIATION TO GENERALLY ACCEPTED ACCOUNTED PRINCIPLES IN THE UNITED STATES

The financial statements of EQUATE Petrochemical Company K.S.C. (Closed) are prepared in accordance with IFRS which differ in certain respects from accounting principles generally accepted in the United States of America ("US GAAP"). The significant differences and their effect on the net income and shareholders' equity are set out below:

(i)    Net income

		Years ended December 31
		2004	2003	2002
Net income as reported in the statement of income		$620,491	$273,913	$106,077
Items increasing / (decreasing) reported net income:
(a)	Reversal of amortisation of intangibles	11,000	11,000	11,000
(b)	Capitalization of finance costs related to new assets under construction	722	419	373
(b)	Depreciation of capitalised finance costs	(80)	(59)	(41)

Net income in accordance with U.S. GAAP		$632,133	$285,273	$117,409

The Company's comprehensive income in accordance with US GAAP for the years ended December 31, 2004, 2003 and 2002 was $632,133, $285,872 and $116,810 respectively.

(ii)    Shareholders' equity

		Years ended December 31
		2004	2003
Shareholders' equity as reported in the balance sheets		$1,370,649	$996,158
Items increasing / (decreasing) reported shareholders equity
(a)	Elimination of intangible asset for UCC technology	(220,000)	(220,000)
(a)	Reversal of amortisation of intangibles	77,271	66,271
(b)	Capitalization of finance costs net of depreciation relating to assets capitalized	2,123	1,482

Shareholders' equity in accordance with U.S. GAAP		$1,230,043	$843,911

(a)
In 1996, UCC contributed technology valued at approximately $220 million to the Company in exchange for subordinated debt. In June 1999, the Company converted this subordinated debt, as well as other subordinated debt due to PIC and BPC, as well as accrued interest on such notes, to equity. Under U.S. GAAP, the intangible asset was recognized at UCC's historical cost, which was zero. These U.S. GAAP adjustments eliminate the intangible asset and accumulated amortisation on the intangible asset, from the Company's balance sheet, and eliminate amortisation expense on the intangible asset from the Company's statement of income.

(b)
For U.S. GAAP purposes the Company capitalizes finance costs associated with new assets under construction and such costs are depreciated on a straight line basis over the estimated useful lives of 20 years.

Under U.S. GAAP, the Company's contribution to KFAS and directors' fees are considered part of operating income, as follows

	Years ended December 31
	2004	2003	2002
Operating income in accordance with IFRS	$637,552	$289,649	$126,587
Items increasing / (decreasing) reported operating income:
U.S. GAAP adjustments to operating income related to amortisation and depreciation	10,920	10,941	10,959
Contributions to KFAS	(5,636)	(2,488)	(963)
Directors' fees	(132)	(131)	(146)

Operating income in accordance with U.S. GAAP	$642,704	$297,971	$136,437

17.    FINANCIAL INSTRUMENTS—FAIR VALUE AND RISK MANAGEMENT

Financial instruments consist of contractual claims on financial assets. Financial instruments include both primary instruments, such as trade accounts receivable and payable, investments, and financial commitments, including the finance lease and the syndicated bank loan, and derivative financial instruments, which are used to hedge risks arising from changes in foreign exchange rates. The Company, in the normal course of business, uses certain derivative financial instruments for hedging operating and financing transactions, subject to appropriate guidelines and internal controls.

Information on fair value and risk management of these financial instruments is set out below:

Primary financial instruments are reflected in the balance sheet. Those on the asset side are recognised at nominal (historical) value less any provisions for impairment; financial instruments constituting liabilities are carried at nominal (historical) or redemption value, whichever is higher.

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

  The Company's total borrowings at the balance sheet date were US$ 200 million (2003: US$ 480 million). All borrowings carry a floating rate of interest.

b)
Credit risk

  The Company is exposed to credit risk if counterparties fail to perform as contracted.

  In respect of the recognised financial assets, the Company's maximum exposure to credit risk is equal to the carrying amount of assets in the balance sheet. In the case of interest rate swaps or currency contracts, the Company's exposure is the cost of replacing contracts at current market rates should the counter party default prior to the settlement date.

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

c)
Foreign exchange risk

  The Company is exposed to the following foreign exchange risks:

  i.
  Transaction risk—the risk of the Company's commercial cash flows being adversely affected by a change in exchange rates for foreign currencies against US dollars; and

    Balance sheet risk—the risk of net monetary assets in foreign currencies acquiring a lower value when translated into US dollars as a result of currency movements

  ii.
  The Company's exposure to transaction risk is limited since a substantial part of the Company's sales and expenses are in US dollars. The Company uses forward exchange contracts to partially hedge its foreign currency risk in respect of trade receivables. At the balance sheet date the Company has forward exchange contracts to buy and sell foreign currencies amounting to US$ 34.5 million (2003: US$ 22.1 million). The fair value of these forward exchange contracts was insignificant at both December 31, 2004 and 2003.

  The Company's exposure to balance sheet risk is insignificant since all significant assets and liabilities are denominated in US$.

d)
Market risk

  The markets for the Company's products are highly competitive which affects the prices received for its products. Prices are affected by industry cycles as well as fluctuations in demand. To address these risks management aims to diversify its customer base geographically, differentiate its products through consistent quality, and achieve a cost leadership position.

18.    COMMITMENTS AND CONTINGENCIES

The Company has a fixed gas purchase commitment with KNPC of approximately US$ 20 per day until the agreement is cancelled in writing by both parties.

The Company had the following letters of credit outstanding at 31 December:

	2004	2003
Debt service reserve	—	$32,438
Letters of credit and letters of guarantee	$1,232	$1,932
Purchase of capital assets	$10,785	—

19.    COMPARATIVE AMOUNTS

Certain comparative figures have been reclassified to conform to the current year's presentation.

Union Carbide Corporation and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February, 2005.

UNION CARBIDE CORPORATION
By:	/s/ FRANK H. BROD
Frank H. Brod, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 18th day of February, 2005 by the following persons in the capacities indicated:

/s/ JOHN R. DEARBORN	/s/ ENRIQUE LARROUCAU
John R. Dearborn, Director President and Chief Executive Officer	Enrique Larroucau, Director
/s/ EDWARD W. RICH	/s/ GLENN J. MORAN
Edward W. Rich, Vice President, Treasurer and Chief Financial Officer	Glenn J. Moran, Director
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

Union Carbide Corporation and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of August 3, 1999 among Union Carbide Corporation, The Dow Chemical Company and Transition Sub Inc. (See Exhibit 2 of the Corporation's Current Report on Form 8-K dated August 3, 1999).
3.1.1	Restated Certificate of Incorporation of Union Carbide Corporation as filed June 25, 1998 (See Exhibit 3 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
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
3.2	Amended and Restated Bylaws of Union Carbide Corporation, amended as of April 22, 2004 (See Exhibit 3.2 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
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
10.1.1
Service Addendum No. 2 to the Service Agreement, effective as of August 1, 2001, between the Corporation and The Dow Chemical Company (See Exhibit 10.23.2 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.1.2
Restated Service Addendum No. 1 to the Service Agreement, effective as of February 6, 2001, between the Corporation and The Dow Chemical Company (See Exhibit 10.23.3 of the Corporation's 2002 Form 10-K).
10.1.3	Service Addendum No. 3 to the Amended and Restated Service Agreement, effective as of January 1, 2005, between the Corporation and The Dow Chemical Company.
10.2	Second Amended and Restated Sales Promotion Agreement, effective January 1, 2004, between the Corporation and The Dow Chemical Company (See Exhibit 10.24 of the Corporation's 2003 Form 10-K).
10.3
Amended and Restated Agreement (to Provide Materials and Services), effective as of July 1, 2003, between the Corporation and Dow Hydrocarbons and Resources Inc. (See Exhibit 10.25 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.3.1
Amendment dated as of June 1, 2004, to the Amended and Restated Agreement (to Provide Materials and Services) between the Corporation and Dow Hydrocarbons and Resources Inc. (See Exhibit 10.25.1 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.4
Amended and Restated Tax Sharing Agreement, effective as of February 7, 2001, between the Corporation and The Dow Chemical Company (See Exhibit 10.27 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.5
Amended and Restated Revolving Credit Agreement dated as of May 28, 2004, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (See Exhibit 10.28 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.5.1
First Amendment dated October 29, 2004 to the Amended and Restated Revolving Credit Agreement, dated as of May 28, 2004, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors.
10.5.2	Second Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 30, 2004, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors.
10.6
Amended and Restated Pledge and Security Agreement dated as of May 28, 2004, between the Corporation and The Dow Chemical Company (See Exhibit 10.29 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.7	Amended and Restated Revolving Loan Agreement, effective as of January 1, 2004, between the Corporation and The Dow Chemical Company (See Exhibit 10.30 of the Corporation's 2003 Form 10-K).
21	Omitted pursuant to General Instruction I of Form 10-K.
23	Analysis, Research & Planning Corporation's Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Wherever an exhibit listed above refers to another exhibit or document (e.g., "See Exhibit 6 of. .."), that exhibit or document is incorporated herein by such reference.

A copy of any exhibit listed above may be obtained on written request to the Secretary's Department, Union Carbide Corporation, 400 West Sam Houston Parkway South, Houston, TX 77042.

QuickLinks

Union Carbide Corporation ANNUAL REPORT ON FORM 10-K For the Fiscal Year Ended December 31, 2004 TABLE OF CONTENTS
PART I
PART II
Union Carbide Corporation and Subsidiaries Consolidated Statements of Income
Union Carbide Corporation and Subsidiaries Consolidated Balance Sheets
Union Carbide Corporation and Subsidiaries Consolidated Balance Sheets
Union Carbide Corporation and Subsidiaries Consolidated Statements of Cash Flows
Union Carbide Corporation and Subsidiaries Consolidated Statements of Stockholder's Equity
Union Carbide Corporation and Subsidiaries Consolidated Statements of Comprehensive Income
Union Carbide Corporation and Subsidiaries Notes to the Consolidated Financial Statements
PART III
PART IV
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
EQUATE Petrochemical Company KSC (Closed) Notes to Financial Statements
Union Carbide Corporation and Subsidiaries Signatures
Union Carbide Corporation and Subsidiaries
Union Carbide Corporation and Subsidiaries Exhibit Index