Form 10-Q
period 2005-03-31
UNION CARBIDE CORP /NEW/
filed 2005-05-02
CIK 100790

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR THE QUARTER ENDED March 31, 2005

Commission file number 1-1463

UNION CARBIDE CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-1421730 (I.R.S. Employer Identification No.)
400 West Sam Houston Parkway South, Houston, Texas 77042 (Address of principal executive offices) (Zip Code)
(Registrant's telephone number, including area code:) 713-798-2016
Not applicable (Former name, former address and former fiscal year, if changed since last report)

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

At March 31, 2005, 1,000 shares of common stock were outstanding, all of which were held by the registrant's parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation
Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	March 31, 2005	March 31, 2004
Net trade sales	$72	$79
Net sales to related companies	1,612	1,232

Total Net Sales	1,684	1,311

Cost of sales	1,441	1,164
Research and development expenses	21	24
Selling, general and administrative expenses	5	6
Amortization of intangibles	—	1
Equity in earnings of nonconsolidated affiliates	153	85
Sundry income (expense) — net	52	(38)
Interest income	4	1
Interest expense and amortization of debt discount	23	23

Income before Income Taxes	403	141

Provision for income taxes	123	50

Net Income Available for Common Stockholder	$280	$91

Depreciation	$67	$78

Capital Expenditures	$43	$26

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	March 31, 2005	Dec. 31, 2004
Assets
Current Assets
Cash and cash equivalents	$23	$22
Accounts receivable:
Trade (net of allowance for doubtful receivables — 2005: $4; 2004: $4)	61	58
Related companies	338	504
Other	181	191
Notes receivable from related companies	526	53
Inventories	194	186
Deferred income tax assets — current	65	71
Asbestos-related insurance receivables — current	164	175

Total current assets	1,552	1,260

Investments
Investments in related companies	462	462
Investments in nonconsolidated affiliates	868	1,041
Other investments	23	23
Noncurrent receivables	10	13
Noncurrent receivable from related company	223	222

Total investments	1,586	1,761

Property
Property	7,343	7,304
Less accumulated depreciation	5,290	5,227

Net property	2,053	2,077

Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization — 2005: $125; 2004: $124)	20	20
Deferred income tax assets — noncurrent	322	452
Asbestos-related insurance receivables — noncurrent	972	1,028
Prepaid pension expense	682	655
Deferred charges and other assets	64	52

Total other assets	2,086	2,233

Total Assets	$7,277	$7,331

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	March 31, 2005	Dec. 31, 2004
Liabilities and Stockholder's Equity
Current Liabilities
Notes payable:
Related companies	$7	$139
Other	4	4
Long-term debt due within one year	266	266
Accounts payable:
Trade	250	260
Related companies	266	270
Other	48	40
Income taxes payable	123	116
Asbestos-related liabilities — current	109	92
Accrued and other current liabilities	233	360

Total current liabilities	1,306	1,547

Long-Term Debt	1,006	1,006

Other Noncurrent Liabilities
Pension and other postretirement benefits — noncurrent	468	470
Asbestos-related liabilities — noncurrent	1,467	1,549
Other noncurrent obligations	419	433

Total other noncurrent liabilities	2,354	2,452

Minority Interest in Subsidiaries	4	4

Stockholder's Equity
Common stock (1,000 shares authorized and issued)	—	—
Additional paid-in capital	—	—
Retained earnings	2,713	2,433
Accumulated other comprehensive loss	(106)	(111)

Net stockholder's equity	2,607	2,322

Total Liabilities and Stockholder's Equity	$7,277	$7,331

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

		Three Months Ended
In millions (Unaudited)		March 31, 2005	March 31, 2004
Operating Activities
	Net Income Available for Common Stockholder	$280	$91
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation and amortization	73	83
	Provision for deferred income tax	122	39
	Earnings/losses of nonconsolidated affiliates less than dividends received	104	34
	Gain on sales of property, net	—	(1)
	Other gain, net	—	(1)
	Gain on sale of ownership interest in nonconsolidated affiliate	(70)	—
	Changes in assets and liabilities that provided (used) cash:
	Accounts and notes receivable	6	46
	Related company receivables	(307)	(129)
	Inventories	(8)	(28)
	Accounts payable	17	11
	Related company payables	(136)	28
	Other assets and liabilities	(77)	(152)

	Cash provided by operating activities	4	21

Investing Activities
	Capital expenditures	(43)	(26)
	Proceeds from sales of property	—	2
	Investments in nonconsolidated affiliates	—	(1)
	Distributions from nonconsolidated affiliates	41	—
	Increase in noncurrent receivable from related company	(1)	—
	Proceeds from sales of investments	—	3

	Cash used in investing activities	(3)	(22)

Financing Activities
	Changes in short-term notes payable	—	2

	Cash provided by financing activities	—	2

Summary
	Increase in cash and cash equivalents	1	1
	Cash and cash equivalents at beginning of year	22	21

	Cash and cash equivalents at end of period	$23	$22

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	March 31, 2005	March 31, 2004
Net Income Available for Common Stockholder	$280	$91

Other Comprehensive Income (Loss), Net of Tax
Translation adjustments	(4)	3
Minimum pension liability adjustment	7	—
Net gain on cash flow hedging derivative instruments	2	—

Total other comprehensive income	5	3

Comprehensive Income	$285	$94

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

        Certain reclassifications of prior year's amounts have been made to conform to the presentation adopted for 2005. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE B    ACCOUNTING CHANGES

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs—an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Corporation is currently evaluating the impact of adopting this statement.

        In December 2004, the FASB issued revised SFAS No. 123 ("SFAS No. 123R"), "Share-Based Payment" which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. As issued, the statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. In March 2005, the U.S. Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. Dow will consider the guidance of this SAB as it adopts SFAS No. 123R. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance date for SFAS No. 123R, allowing companies to implement the statement at the beginning of their next fiscal year that begins after June 15, 2005, which is January 1, 2006 for Dow. The Corporation will continue to be allocated the portion of expense relating to its employees who receive stock-based compensation.

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

        In December 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," indicating that this deduction should be accounted for as a special deduction in accordance with the provisions of SFAS No. 109. Beginning in 2005, the Corporation recognizes the allowable deductions as qualifying activity occurs.

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

        In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations," which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Corporation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Corporation is currently evaluating the impact of adopting this interpretation.

NOTE C    RESTRUCTURING

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

        As of March 31, 2005, the Corporation's workforce had been reduced by 330 people due to this restructuring and severance of $18 million has been paid. At March 31, 2005, an accrual of $3 million remained for approximately 35 employees who will end their employment with UCC in 2005.

NOTE D    INVENTORIES

        The following table provides a breakdown of inventories at March 31, 2005 and December 31, 2004:

Inventories In millions	March 31, 2005	Dec. 31, 2004
Finished goods	$53	$60
Work in process	29	25
Raw materials	34	32
Supplies	78	69

Total inventories	$194	$186

        The reserves reducing inventories from the first-in, first-out ("FIFO") basis to the last-in, first-out ("LIFO") basis amounted to $156 million at March 31, 2005 and $139 million at December 31, 2004.

NOTE E    GOODWILL AND OTHER INTANGIBLE ASSETS

        The following table provides information regarding the Corporation's other intangible assets:

Other Intangible Assets
	At March 31, 2005			At December 31, 2004
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$36	$(35)	$1	$36	$(35)	$1
Patents	4	(2)	2	4	(2)	2
Software	104	(87)	17	103	(86)	17
Other	1	(1)	—	1	(1)	—

Total	$145	$(125)	$20	$144	$(124)	$20

        Total estimated amortization expense for 2005 and the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years In millions
2005	$4
2006	4
2007	4
2008	3
2009	3
2010	2

NOTE F    COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Corporation had accrued obligations of $104 million at December 31, 2004 for environmental remediation and restoration costs, including $39 million for the remediation of Superfund sites. At March 31, 2005, the Corporation had accrued obligations of $105 million for environmental remediation and restoration costs, including $38 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of those accrued or disclosed will have a material adverse impact on the Corporation's consolidated financial statements.

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

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including the Corporation and Amchem, increased in 2001, 2002 and the first half of 2003. Since then, the rate of filing has significantly abated. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

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

        The resulting study completed by ARPC in January 2005 stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2017 was estimated to be between approximately $1.5 billion and $2.0 billion, depending on which of two accepted methodologies was used. At December 31, 2004, the recorded asbestos-related liability for pending and future claims was $1.6 billion. Based on the low end of the range in the January 2005 study, the recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against UCC and Amchem into 2019. As in its January 2003 study, ARPC did provide estimates for a longer period of time in its January 2005 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

        Based on ARPC's January 2003 and January 2005 studies, the Corporation's recent asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, the Corporation determined that no change to the accrual was required at December 31, 2004.

        At each balance sheet date, the Corporation compares current asbestos claim and resolution activity to the assumptions in the most recent ARPC study to determine whether the accrual continues to be appropriate. Based on the Corporation's review of 2005 activity, the Corporation determined that no change to the accrual was required at March 31, 2005.

        The asbestos-related liability for pending and future claims was $1.6 billion at March 31, 2005 and December 31, 2004. At March 31, 2005, approximately 38 percent of the recorded liability related to pending claims and approximately 62 percent related to future claims. At December 31, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims.

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

        The Corporation's receivable for insurance recoveries related to its asbestos liability was $636 million at March 31, 2005 and $712 million at December 31, 2004. At March 31, 2005, $463 million ($464 million at December 31, 2004) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

        In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers In millions	March 31, 2005	December 31, 2004
Receivables for defense costs	$90	$85
Receivables for resolution costs	410	406

Total	$500	$491

        The Corporation's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, the Corporation increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce the insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on results of operations for defense costs was the amount of those costs not covered by insurance. Since the Corporation expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted, and will continue to impact, results of operations. The pretax impact for defense and resolution costs, net of insurance, was $18 million in the first quarter of 2005 and $25 million in the first quarter of 2004, and was reflected in "Cost of sales."

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

Guarantees at March 31, 2005 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$109	$2

Guarantees at December 31, 2004 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$114	$2

NOTE G    PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost (Credit) for All Significant Plans
	Defined Benefit Pension Plans		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
In millions	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Service cost	$7	$7	$1	$1
Interest cost	54	56	9	10
Expected return on plan assets	(85)	(88)	—	—
Amortization of prior service cost (credit)	—	1	(1)	(2)
Amortization of net loss	1	—	1	1

Net periodic benefit cost (credit)	$(23)	$(24)	$10	$10

Employer Contributions

Pension Plans

        The Corporation has a defined benefit pension plan that covers substantially all employees in the United States. Benefits are based on length of service and the employee's three highest consecutive years of compensation.

        The Corporation's funding policy is to contribute to the plan when pension laws and economics either require or encourage funding. As previously disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, UCC does not expect to contribute assets to its qualified pension plan trust in 2005. No contributions were made in the first quarter of 2005. The Corporation also has a non-qualified supplemental pension plan. Benefit payments to retirees under this plan are expected to be $6 million in 2005. In the first quarter of 2005, benefit payments of $1 million were made.

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

        The Corporation funds most of the cost of these health care and life insurance benefits as incurred. As previously disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, UCC does not expect to contribute assets to its other postretirement benefit plans in 2005. Consistent with that expectation, no contributions were made in the first quarter of 2005. Benefit payments to retirees under these plans are expected to be $63 million in 2005. In the first quarter of 2005, benefit payments of $11 million were made.

NOTE H    RELATED PARTY TRANSACTIONS

        The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow in accordance with the terms of Dow's long-standing intercompany pricing policies. The application of these policies results in products being sold to and purchased from Dow at market-based prices. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in "Sundry income (expense)—net" in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $603 million in the first quarter of 2005 and $442 million in the first quarter of 2004.

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

        As part of Dow's cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. At March 31, 2005, the Corporation had a note receivable of $463 million from Dow under a revolving loan agreement. A separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion was amended and restated on May 28, 2004 to include cash collateral provisions and to extend the maturity date to May 28, 2005; however, Dow may demand repayment with a 30-day written notice to the Corporation. The related collateral agreement was also amended and restated on May 28, 2004 to provide for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. A subsequent amendment to the revolving credit agreement, effective as of December 30, 2004, further extended the maturity date to December 30, 2005 and modified the repayment terms. At March 31, 2005, $795 million was available under the revolving credit agreement. The cash collateral was reported as "Noncurrent receivable from related company" in the consolidated balance sheets.

Union Carbide Corporation and Subsidiaries

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Pursuant to General Instruction H of Form 10-Q "Omission of Information by Certain Wholly-Owned Subsidiaries," this section includes only management's narrative analysis of the results of operations for the three-month period ended March 31, 2005, the most recent period, compared with the three-month period ended March 31, 2004, the corresponding period in the preceding fiscal year.

        References below to "Dow" refer to The Dow Chemical Company and its consolidated subsidiaries, except as the context otherwise requires.

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

RESULTS OF OPERATIONS

        The Corporation reported net income of $280 million for the first quarter of 2005 compared with $91 million for the first quarter of 2004. The substantial improvement was due to higher selling prices, a significant increase in earnings from the Corporation's joint ventures compared with last year, and a gain on the sale of a portion of the Corporation's ownership interest in EQUATE Petrochemical Company K.S.C ("EQUATE").

        Total net sales for the first quarter of 2005 were $1,684 million compared with $1,311 million for the first quarter of 2004, an increase of 28 percent. Selling prices to Dow are based on market prices for the related products. Average selling prices were substantially higher in the first quarter of 2005 compared with the first quarter of 2004 due to improved industry fundamentals and the continuing increase in feedstock and energy costs. Volume gains in polyethylene were offset by lower ethanol sales volume (due to the Corporation's exit of the industrial ethanol business in the second quarter of 2004), and a decline in ethylene glycol volume (due to scheduled plant turnarounds), resulting in a decrease in overall volume compared with last year.

        Cost of sales increased 24 percent in the first quarter of 2005 compared with the first quarter of 2004 principally due to higher raw material costs. However, gross margin as a percent of sales for the first quarter of 2005 was 14.4 percent compared with 11.2 percent for the first quarter of last year, as higher selling prices more than offset the impact of higher feedstock and energy costs.

        Equity in earnings of nonconsolidated affiliates increased to $153 million in the first quarter of 2005 from $85 million in the first quarter of 2004. The increase of $68 million in first quarter equity earnings was due to strong results reported by EQUATE and UOP LLC.

        Sundry income (expense)—net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) for the first quarter of 2005 was net income of $52 million compared with net expense of $38 million for the first quarter last year. Net sundry income for the first quarter this year included a $70 million pretax gain on the sale of a portion of the Corporation's interest in EQUATE. In November 2004, the Corporation sold a 2.5 percent interest in EQUATE to National Bank of Kuwait for $104 million. In March 2005, these shares were sold to private Kuwaiti investors thereby completing the restricted transfer, which resulted in the first quarter gain and reduced the Corporation's ownership interest from 45 percent to 42.5 percent. Sundry expense for the first quarter of 2004 included the unfavorable impact of a litigation settlement related to one of the Corporation's joint ventures.

        The effective tax rate for the first quarter of 2005 was 30.5 percent compared with 35.5 percent for the same quarter last year. The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, and the level of income relative to tax credits available.

OTHER MATTERS

Accounting Changes

        See Note B to the Consolidated Financial Statements for a discussion of accounting changes and recently issued accounting pronouncements.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Following are the Corporation's critical accounting policies impacted by judgments, assumptions and estimates:

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

          At each balance sheet date, the Corporation compares current asbestos claim and resolution activity to the assumptions in the most recent ARPC study to determine whether the accrual continues to be appropriate. Based on the Corporation's review of 2005 activity, the Corporation determined that no change to the accrual was required at March 31, 2005.

          The Corporation's asbestos-related liability for pending and future claims was $1.6 billion at March 31, 2005 and December 31, 2004. The Corporation's receivable for insurance recoveries related to its asbestos liability was $636 million at March 31, 2005 and $712 million at December 31, 2004. In addition, the Corporation had receivables of $500 million at March 31, 2005 and $491 million at December 31, 2004 for insurance recoveries for defense and resolution costs.

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

  Environmental Matters

          The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had accrued obligations of $104 million at December 31, 2004, for environmental remediation and restoration costs, including $39 million for the remediation of Superfund sites. At March 31, 2005, the Corporation had accrued obligations of $105 million for environmental remediation and restoration costs, including $38 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Note F to the Consolidated Financial Statements in this filing and Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

  Pension and Other Postretirement Benefits

          The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2004, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note L to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

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

          The Corporation bases the determination of pension expense or income on a market-related valuation of plan assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. For the year ended December 31, 2004, $196 million of net losses remain to be recognized in the calculation of the market-related value of plan assets. These net losses will result in increases in future pension expense as they are recognized in the market-related value of assets. The increase or decrease in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

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

          Based on the revised pension assumptions and changes in the market-related value of assets due to the recognition of prior asset gains and losses, the Corporation expects to record $3 million less in income for pension and other postretirement benefits in 2005 than it did in 2004.

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

          At March 31, 2005, the Corporation had a net deferred tax asset balance of $387 million ($523 million at December 31, 2004) and no valuation allowance at either date. In evaluating the ability to realize its deferred tax assets, the Corporation relied principally on forecasted taxable income using historical and projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies.

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

          The Corporation accrues for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on past experience. The tax contingency reserve is adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law. At March 31, 2005, the Corporation had a tax contingency reserve for both domestic and foreign issues of $198 million ($221 million at December 31, 2004). For additional information, see Note Q to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

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

        Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including the Corporation and Amchem, increased in 2001, 2002 and the first half of 2003. Since then, the rate of filing has significantly abated. The Corporation expects more asbestos-related suits to be filed against it and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

        The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem for the three months ended March 31, 2005 and 2004:

	2005	2004
Claims unresolved at January 1	203,416	193,891
Claims filed	10,084	12,034
Claims settled, dismissed or otherwise resolved	(14,818)	(7,688)

Claims unresolved at March 31	198,682	198,237
Claimants with claims against both UCC and Amchem	68,278	68,198

Individual claimants at March 31	130,404	130,039

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

        The resulting study completed by ARPC in January 2005 stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2017 was estimated to be between approximately $1.5 billion and $2.0 billion, depending on which of two accepted methodologies was used. At December 31, 2004, the recorded asbestos-related liability for pending and future claims was $1.6 billion. Based on the low end of the range in the January 2005 study, the recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against UCC and Amchem into 2019. As in its January 2003 study, ARPC did provide estimates for a longer period of time in its January 2005 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

        Based on ARPC's January 2003 and January 2005 studies, the Corporation's recent asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, the Corporation determined that no change to the accrual was required at December 31, 2004.

        At each balance sheet date, the Corporation compares current asbestos claim and resolution activity to the assumptions in the most recent ARPC study to determine whether the accrual continues to be appropriate. Based on the Corporation's review of 2005 activity, the Corporation determined that no change to the accrual was required at March 31, 2005.

        The asbestos-related liability for pending and future claims was $1.6 billion at March 31, 2005 and December 31, 2004. At March 31, 2005, approximately 38 percent of the recorded liability related to pending claims and approximately 62 percent related to future claims. At December 31, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims.

Defense and Resolution Costs

        The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs at March 31 In millions	2005	2004
Defense costs for the period	$18	$24
Aggregate defense costs to date	362	282
Resolution costs for the period	67	59
Aggregate resolution costs to date	993	685

        The average resolution payment per asbestos claimant and the rate of new claim filings has fluctuated both up and down since the beginning of 2001. Union Carbide's management expects such fluctuations to continue in the future based upon the number and type of claims settled in a particular period, the jurisdictions in which such claims arose, and the extent to which any proposed legislative reform related to asbestos litigation is being considered.

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

        The Corporation's receivable for insurance recoveries related to its asbestos liability was $636 million at March 31, 2005 and $712 million at December 31, 2004. At March 31, 2005, $463 million ($464 million at December 31, 2004) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

        In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers In millions	March 31, 2005	December 31, 2004
Receivables for defense costs	$90	$85
Receivables for resolution costs	410	406

Total	$500	$491

        The Corporation's insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. As previously noted, the Corporation increased its receivable for insurance recoveries related to its asbestos liability at December 31, 2002, thereby recording the full favorable income statement impact of its insurance coverage in 2002. Accordingly, defense and resolution costs recovered from insurers reduce the insurance receivable. Prior to increasing the insurance receivable related to the asbestos liability at December 31, 2002, the impact on results of operations for defense costs was the amount of those costs not covered by insurance. Since the Corporation expenses defense costs as incurred, defense costs for asbestos-related litigation (net of insurance) have impacted, and will continue to impact, results of operations. The pretax impact for defense and resolution costs, net of insurance, was $18 million in the first quarter of 2005 and $25 million in the first quarter of 2004, and was reflected in "Cost of sales."

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Omitted pursuant to General Instruction H of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES.

        As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's Disclosure Committee and the Corporation's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(b); and whether any change has occurred in the Corporation's internal control over financial reporting pursuant to Exchange Act Rule 15d-15(d). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective and that no change in the Corporation's internal control over financial reporting occurred during the Corporation's most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        No material developments in any legal proceedings, including asbestos-related matters, occurred during the first quarter of 2005. For a summary of the history and current status of legal proceedings, including asbestos-related matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note F to the Consolidated Financial Statements.

ITEM 6. EXHIBITS.

  (a)
  Exhibits.

Exhibit No.	Exhibit Description
23	Analysis, Research & Planning Corporation's Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Union Carbide Corporation and Subsidiaries
Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION CARBIDE CORPORATION Registrant
Date: May 2, 2005

	By:	/s/ FRANK H. BROD Frank H. Brod Corporate Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

	By:	/s/ EDWARD W. RICH Edward W. Rich Vice President, Treasurer and Chief Financial Officer

Union Carbide Corporation and Subsidiaries

(Unaudited)

EXHIBIT NO.	DESCRIPTION
23	Analysis, Research & Planning Corporation's Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Table of Contents
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
Union Carbide Corporation and Subsidiaries Consolidated Statements of Income
Union Carbide Corporation and Subsidiaries Consolidated Balance Sheets
Union Carbide Corporation and Subsidiaries Consolidated Statements of Cash Flows
Union Carbide Corporation and Subsidiaries Consolidated Statements of Comprehensive Income
Union Carbide Corporation and Subsidiaries Notes to the Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. CONTROLS AND PROCEDURES.
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 6. EXHIBITS.
Union Carbide Corporation and Subsidiaries Signatures