Form 10-Q
period 2005-06-30
UNION CARBIDE CORP /NEW/
filed 2005-08-02
CIK 100790

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2005

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

At June 30, 2005, 1,000 shares of common stock were outstanding, all of which were held by the registrant's parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation
Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net trade sales	$73	$84	$145	$163
Net sales to related companies	1,511	1,275	3,123	2,507

Total Net Sales	1,584	1,359	3,268	2,670

Cost of sales	1,383	1,237	2,824	2,401
Research and development expenses	18	23	39	47
Selling, general and administrative expenses	5	4	10	10
Amortization of intangibles	—	1	—	2
Restructuring charges	—	48	—	48
Equity in earnings of nonconsolidated affiliates	98	209	251	294
Sundry income (expense) — net	1	(17)	53	(55)
Interest income	6	2	10	3
Interest expense and amortization of debt discount	19	23	42	46

Income before Income Taxes	264	217	667	358

Provision for income taxes	74	79	197	129

Net Income Available for Common Stockholder	$190	$138	$470	$229

Depreciation	$68	$82	$135	$160

Capital Expenditures	$51	$33	$94	$59

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	June 30, 2005	Dec. 31, 2004
Assets
Current Assets
Cash and cash equivalents	$26	$22
Accounts receivable:
Trade (net of allowance for doubtful receivables — 2005: $3; 2004: $4)	45	58
Related companies	309	504
Other	175	191
Notes receivable from related companies	365	53
Inventories	195	186
Deferred income tax assets — current	37	71
Asbestos-related insurance receivables — current	148	175

Total current assets	1,300	1,260

Investments
Investments in related companies	462	462
Investments in nonconsolidated affiliates	939	1,041
Other investments	24	23
Noncurrent receivables	7	13
Noncurrent receivable from related company	209	222

Total investments	1,641	1,761

Property
Property	7,347	7,304
Less accumulated depreciation	5,313	5,227

Net property	2,034	2,077

Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization — 2005: $122; 2004: $124)	20	20
Deferred income tax assets — noncurrent	283	452
Asbestos-related insurance receivables — noncurrent	901	1,028
Prepaid pension expense	708	655
Deferred charges and other assets	52	52

Total other assets	1,990	2,233

Total Assets	$6,965	$7,331

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	June 30, 2005	Dec. 31, 2004
Liabilities and Stockholder's Equity
Current Liabilities
Notes payable:
Related companies	$6	$139
Other	4	4
Long-term debt due within one year	96	266
Accounts payable:
Trade	240	260
Related companies	200	270
Other	43	40
Income taxes payable	124	116
Asbestos-related liabilities — current	92	92
Accrued and other current liabilities	219	360

Total current liabilities	1,024	1,547

Long-Term Debt	832	1,006

Other Noncurrent Liabilities
Pension and other postretirement benefits — noncurrent	465	470
Asbestos-related liabilities — noncurrent	1,452	1,549
Other noncurrent obligations	400	433

Total other noncurrent liabilities	2,317	2,452

Minority Interest in Subsidiaries	4	4

Stockholder's Equity
Common stock (1,000 shares authorized and issued)	—	—
Additional paid-in capital	—	—
Retained earnings	2,903	2,433
Accumulated other comprehensive loss	(115)	(111)

Net stockholder's equity	2,788	2,322

Total Liabilities and Stockholder's Equity	$6,965	$7,331

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

		Six Months Ended
In millions (Unaudited)		June 30, 2005	June 30, 2004
Operating Activities
	Net Income Available for Common Stockholder	$470	$229
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation and amortization	148	170
	Provision for deferred income tax	186	106
	Earnings/losses of nonconsolidated affiliates less than (in excess of) dividends received	25	(169)
	Gain on sales of property, net	—	(6)
	Other (gain) loss, net	(1)	1
	Gain on sale of ownership interest in nonconsolidated affiliate	(70)	(1)
	Restructuring charges	—	44
	Changes in assets and liabilities that provided (used) cash:
	Accounts and notes receivable	27	35
	Related company receivables	(117)	75
	Inventories	(9)	(23)
	Accounts payable	2	23
	Related company payables	(203)	10
	Other assets and liabilities	(68)	(251)

	Cash provided by operating activities	390	243

Investing Activities
	Capital expenditures	(94)	(59)
	Proceeds from sales of property	—	7
	Investments in nonconsolidated affiliates	—	(1)
	Distributions from nonconsolidated affiliates	41	—
	Changes in noncurrent receivable from related company	13	(195)
	Purchases of investments	(1)	—
	Proceeds from sales of nonconsolidated affiliates	—	1
	Proceeds from sales of investments	—	3

	Cash used in investing activities	(41)	(244)

Financing Activities
	Changes in short-term notes payable	—	2
	Payments on long-term debt	(345)	—

	Cash provided by (used in) financing activities	(345)	2

Summary
	Increase in cash and cash equivalents	4	1
	Cash and cash equivalents at beginning of year	22	21

	Cash and cash equivalents at end of period	$26	$22

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Income Available for Common Stockholder	$190	$138	$470	$229

Other Comprehensive Income (Loss), Net of Tax
Translation adjustments	(6)	(4)	(10)	(1)
Minimum pension liability adjustment	(1)	—	6	—
Net gain (loss) on cash flow hedging derivative instruments	(2)	1	—	1

Total other comprehensive loss	(9)	(3)	(4)	—

Comprehensive Income	$181	$135	$466	$229

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

(Unaudited)

NOTE A    CONSOLIDATED FINANCIAL STATEMENTS

        The unaudited interim consolidated financial statements of Union Carbide Corporation and its subsidiaries (the "Corporation" or "UCC") were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented.

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

        In December 2004, the FASB issued revised SFAS No. 123 ("SFAS No. 123R"), "Share-Based Payment" which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." This statement, which requires that the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. As issued, the statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. In March 2005, the U.S. Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. Dow will consider the guidance of this SAB as it adopts SFAS No. 123R. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance date for SFAS No. 123R, allowing companies to implement the statement at the beginning of their next fiscal year that begins after June 15, 2005, which is January 1, 2006 for Dow. The Corporation will continue to be allocated the portion of expense relating to its employees who receive stock-based compensation.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29." The statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Corporation has determined that its practices are consistent with the guidance of this statement; therefore, the adoption of SFAS No. 153 on July 1, 2005, will have no impact on the Corporation's consolidated financial statements.

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

        In December 2004, the FASB issued FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides a practical exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. The American Jobs Creation Act of 2004 (the "Act") introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. In May 2005, tax authorities released the clarifying language necessary to enable Dow to complete its determination regarding the repatriation and reinvestment of foreign earnings. Dow intends to repatriate funds from a foreign entity that is partially owned by the Corporation. Since the Corporation is included in Dow's consolidated federal income tax group and consolidated tax return, as the foreign entity repatriates its earnings, the Corporation will recognize dividend income and its share of the related tax impact of the repatriation provision of the Act, in accordance with the terms of the Dow-UCC Tax Sharing Agreement.

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

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods' financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation will adopt SFAS No. 154 beginning January 1, 2006.

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

        As of June 30, 2005, the Corporation's workforce had been reduced by 340 people due to this restructuring and severance of $18 million had been paid. In the second quarter of 2005, the estimated workforce reduction was revised to reflect employee redeployment and the severance accrual was reduced by $2 million (reflected in "Cost of sales"), leaving an accrual of $1 million for employees who will end their employment with UCC in the second half of 2005, and bringing the 2004 employee-related restructuring program to a close.

NOTE D    INVENTORIES

        The following table provides a breakdown of inventories at June 30, 2005 and December 31, 2004:

Inventories In millions	June 30, 2005	Dec. 31, 2004
Finished goods	$54	$60
Work in process	27	25
Raw materials	34	32
Supplies	80	69

Total inventories	$195	$186

        The reserves reducing inventories from the first-in, first-out ("FIFO") basis to the last-in, first-out ("LIFO") basis amounted to $142 million at June 30, 2005 and $139 million at December 31, 2004.

NOTE E    OTHER INTANGIBLE ASSETS

        The following table provides information regarding the Corporation's other intangible assets:

Other Intangible Assets	At June 30, 2005			At December 31, 2004
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$36	$(35)	$1	$36	$(35)	$1
Patents	4	(2)	2	4	(2)	2
Software	101	(84)	17	103	(86)	17
Other	1	(1)	—	1	(1)	—

Total	$142	$(122)	$20	$144	$(124)	$20

        Total estimated amortization expense for 2005 and the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years In millions
2005	$4
2006	4
2007	4
2008	4
2009	4
2010	—

NOTE F    COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Corporation had accrued obligations of $104 million at December 31, 2004 for environmental remediation and restoration costs, including $39 million for the remediation of Superfund sites. At June 30, 2005, the Corporation had accrued obligations of $98 million for environmental remediation and restoration costs, including $36 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Corporation's consolidated financial statements.

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

  •
  The average resolution value for pending and future claims will be equivalent to those experienced during 2003 and 2004 (excluding settlements from closed claims filed in Madison County, Illinois with respect to future claims, as changes in the judicial environment in Madison County caused the historical experience of claims in that jurisdiction to not be predictive of results for future claims).

        The resulting study completed by ARPC in January 2005 stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2017 was estimated to be between approximately $1.5 billion and $2.0 billion, depending on which of two accepted methodologies was used. At December 31, 2004, the recorded asbestos-related liability for pending and future claims was $1.6 billion. Based on the low end of the range in the January 2005 study, the recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against UCC and Amchem into 2019. As in its January 2003 study, ARPC did provide estimates for a longer period of time in its January 2005 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time. Based on ARPC's studies, the Corporation's recent asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, management determined that no change to the accrual was required at December 31, 2004.

        Based on the Corporation's review of 2005 activity, the Corporation determined that no change to the accrual was required at June 30, 2005.

        The asbestos-related liability for pending and future claims was $1.5 billion at June 30, 2005 and $1.6 billion at December 31, 2004. At June 30, 2005, approximately 39 percent of the recorded liability related to pending claims and approximately 61 percent related to future claims. At December 31, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims.

        At December 31, 2002, the Corporation increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. The insurance receivable related to the asbestos liability was determined after a thorough review of applicable insurance policies and the 1985 Wellington

Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. The Wellington Agreement and other agreements with insurers are designed to facilitate an orderly resolution and collection of the Corporation's insurance policies and to resolve issues that the insurance carriers may raise.

        The Corporation's receivable for insurance recoveries related to its asbestos liability was $590 million at June 30, 2005 and $712 million at December 31, 2004. At June 30, 2005, $453 million ($543 million at December 31, 2004) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

        In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers In millions	June 30, 2005	December 31, 2004
Receivables for defense costs	$91	$85
Receivables for resolution costs	368	406

Total	$459	$491

        The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $14 million in the second quarter of 2005 ($48 million in the second quarter of 2004) and $32 million in the first six months of 2005 ($73 million in the first six months of 2004), and was reflected in "Cost of sales."

        In September 2003, the Corporation filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims (the "West Virginia action") and to facilitate an orderly and timely collection of insurance proceeds. Although the Corporation already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. In early 2004, several of the defendant insurers in the West Virginia action filed a competing action in the Supreme Court of the State of New York, County of New York. As a result of motion practice, the West Virginia action was dismissed in August 2004 on the basis of forum non conveniens (i.e., West Virginia is an inconvenient location for the parties). The comprehensive insurance coverage litigation is now proceeding in the New York courts (the "New York action"). Through the second quarter of 2005, the Corporation reached settlements with several of the carriers involved in the New York action. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, the Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

        The following table provides a summary of the final expiration, maximum future payments, and recorded liability reflected in the consolidated balance sheet for these guarantees.

Guarantees In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees at June 30, 2005	2014	$112	$2
Guarantees at December 31, 2004	2014	$114	$2

NOTE G    PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended		Six Months Ended
In millions	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Defined Benefit Pension Plans:
Service cost	$6	$7	$13	$14
Interest cost	55	56	109	112
Expected return on plan assets	(86)	(88)	(171)	(176)
Amortization of prior service cost	1	1	1	2
Amortization of net loss	—	—	1	—
Special termination/curtailment cost	—	2	—	2

Net periodic benefit credit	$(24)	$(22)	$(47)	$(46)

Other Postretirement Benefits:
Service cost	$1	$1	$2	$2
Interest cost	8	10	17	20
Amortization of prior service credit	—	(2)	(1)	(4)
Amortization of net loss	2	1	3	2
Special termination/curtailment cost	—	9	—	9

Net periodic benefit cost	$11	$19	$21	$29

Employer Contributions

Pension Plans

        The Corporation has a defined benefit pension plan that covers substantially all employees in the United States. Benefits are based on length of service and the employee's three highest consecutive years of compensation.

        The Corporation's funding policy is to contribute to the plan when pension laws and economics either require or encourage funding. As previously disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, UCC does not expect to contribute assets to its qualified pension plan trust in 2005. Consistent with that expectation, no contributions were made in the first half of 2005. The Corporation also has a non-qualified supplemental pension plan. Benefit payments to retirees under this plan are expected to be $6 million in 2005. In the first six months of 2005, benefit payments of $1 million were made.

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

        The Corporation funds most of the cost of these health care and life insurance benefits as incurred. As previously disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, UCC does not expect to contribute assets to its other postretirement benefit plans in 2005. Consistent with that expectation, no contributions were made in the first half of 2005. Benefit payments to retirees under these plans are expected to be $63 million in 2005. In the first six months of 2005, benefit payments of $25 million were made.

NOTE H    RELATED PARTY TRANSACTIONS

        The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow in accordance with the terms of Dow's long-standing intercompany pricing policies. The application of these policies results in products being sold to and purchased from Dow at market-based prices. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in "Sundry income (expense)—net" in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $572 million in the second quarter of 2005 ($446 million in the second quarter of 2004) and $1,175 million in the first half of 2005 ($889 million in the first half of 2004).

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

        As part of Dow's cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. At June 30, 2005, the Corporation had a note receivable of $328 million from Dow under a revolving loan agreement. The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2005, however, Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At June 30, 2005, $802 million was available under the revolving credit agreement. The cash collateral was reported as "Noncurrent receivable from related company" in the consolidated balance sheets.

        In June 2005, the Corporation received a cash dividend of approximately $29 million from Dow Chemical Canada Inc. ("Dow Canada") which was included in "Sundry income (expense)—net". The Corporation accounts for its 11.2 percent ownership interest in Dow Canada using the cost method.

Union Carbide Corporation and Subsidiaries

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Pursuant to General Instruction H of Form 10-Q "Omission of Information by Certain Wholly-Owned Subsidiaries," this section includes only management's narrative analysis of the results of operations for the three- and six-month periods ended June 30, 2005, the most recent periods, compared with the three- and six-month periods ended June 30, 2004, the corresponding periods in the preceding fiscal year.

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

RESULTS OF OPERATIONS

        The Corporation reported net income of $190 million for the second quarter of 2005, compared with $138 million for the second quarter of 2004. The results for the second quarter of 2004 were negatively impacted by a restructuring charge of $48 million. Net income for the first half of 2005 was $470 million, compared with $229 million for the first half of 2004. The significant improvement was due to higher selling prices, improved operating margins and a gain on the sale of a portion of the Corporation's ownership interest in EQUATE Petrochemical Company K.S.C ("EQUATE").

        Total net sales for the second quarter of 2005 were $1,584 million compared with $1,359 million for the second quarter of 2004, an increase of 17 percent. Year to date, total net sales were $3,268 million, an increase of 22 percent from $2,670 million for the first half of 2004. Selling prices to Dow are based on market prices for the related products. Average selling prices for all products were substantially higher in the second quarter of 2005 and on a year-to-date basis compared with the same periods of last year due to improved industry fundamentals and the continuing increase in feedstock and energy costs. In the second quarter of 2005, volume gains for wire and cable products, polypropylene and glycol ethers were more than offset by lower demand for the Corporation's other products. Polyethylene and ethylene glycol ("EG") volume decreased as end-use customers reduced inventories in anticipation of lower product prices. Lower ethanol sales volume resulted from the Corporation's exit of the industrial ethanol business in the second quarter of 2004. Sales volume for vinyl acetate monomer was reduced by an unplanned outage at the Corporation's manufacturing facility in Texas. On a year-to-date basis, volume was also impacted by a decline in EG volume due to scheduled plant turnarounds in the first quarter of 2005.

        Cost of sales increased 12 percent in the second quarter of 2005 compared with the second quarter of 2004 principally due to higher raw material costs. Cost of sales for the first half of 2005 increased 18 percent compared with the same period last year. However, gross margins improved in the second quarter of 2005 and on a year-to-date basis, as higher selling prices more than offset the unfavorable impact of higher feedstock and energy costs and lower volumes.

        Equity in earnings of nonconsolidated affiliates decreased to $98 million in the second quarter of 2005 from $209 million in the second quarter of 2004. Equity earnings were impacted by unplanned outages and EQUATE and the OPTIMAL Group during the second quarter of 2005. Equity earnings in the second quarter of 2004 were favorably impacted by the recognition of investment tax allowances by one of the Corporation's joint ventures. Despite strong results reported by EQUATE and

UOP LLC for the first half of 2005, equity earnings were $43 million lower than in the first half of 2004 due to the benefit of the investment tax allowances in 2004.

        In the second quarter of 2004, the Corporation recorded a restructuring charge totaling $48 million. The charge included severance of $21 million for a workforce reduction of 360 people, curtailment costs of $9 million associated with UCC's defined benefit plans, an asset write off of $8 million associated with the shutdown of a latex manufacturing facility and a write down of the net book value of a marine terminal (sold in the third quarter of 2004) of $10 million.

        Sundry income (expense)—net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense)—net for the second quarter of 2005 was net income of $1 million compared with net expense of $17 million for the second quarter last year. Net sundry income for the second quarter of 2005 included dividend income of $29 million from Dow Chemical Canada Inc. ("Dow Canada") and a loss of $8 million associated with the early extinguishment of $345 million of debt. Year to date, sundry income (expense) was net income of $53 million compared with net expense of $55 million last year. Net sundry income for the first six months of this year also included a $70 million pretax gain on the sale of a portion of the Corporation's interest in EQUATE in the first quarter of 2005. In November 2004, the Corporation sold a 2.5 percent interest in EQUATE to National Bank of Kuwait for $104 million. In March 2005, these shares were sold to private Kuwaiti investors thereby completing the restricted transfer, which resulted in the first quarter gain and reduced the Corporation's ownership interest from 45 percent to 42.5 percent.

        The effective tax rate for the second quarter of 2005 was 28 percent compared with 36.4 percent for the same quarter last year. Year to date, the effective tax rate was 29.5 percent versus 36.0 percent last year. The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, and the level of income relative to tax credits available. In addition, the effective tax rate for 2005 reflects the favorable impact of $29 million of dividend income from Dow Canada, which was based on previously taxed income.

OTHER MATTERS

Accounting Changes

        See Note B to the Consolidated Financial Statements for a discussion of accounting changes and recently issued accounting pronouncements.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 10-K") describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The Corporation's critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's 2004 10-K. Since December 31, 2004, there have been no material changes in the Corporation's critical accounting policies.

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

        The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem for the six months ended June 30, 2005 and 2004:

	2005	2004
Claims unresolved at January 1	203,416	193,891
Claims filed	20,456	34,013
Claims settled, dismissed or otherwise resolved	(25,402)	(24,389)

Claims unresolved at June 30	198,470	203,515
Claimants with claims against both UCC and Amchem	64,682	69,647

Individual claimants at June 30	133,788	133,868

        Plaintiffs' lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, those damages are not expressly identified as to UCC, Amchem or any other particular defendant, even when specific damages are alleged with respect to a specific disease or injury. In fact, there are no personal injury cases in which only the Corporation and/or Amchem are the sole named defendants. For these reasons and based upon the Corporation's litigation and settlement experience, the Corporation does not consider the damages alleged against it and Amchem to be a meaningful factor in its determination of any potential asbestos liability.

Estimating the Liability

        Based on a study completed by Analysis, Research & Planning Corporation ("ARPC") in January 2003, the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. At each balance sheet date, the Corporation compares current asbestos claim and resolution activity to the assumptions in the most recent ARPC study to determine whether the accrual continues to be appropriate. In November 2004, the Corporation requested ARPC to review the Corporation's historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2003 study. In January 2005, ARPC provided the Corporation with a report summarizing the results of its study. Based on ARPC's studies, the Corporation's recent asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, management determined that no change to the accrual was required at December 31, 2004.

        Based on the Corporation's review of 2005 activity, the Corporation determined that no change to the accrual was required at June 30, 2005.

        The asbestos-related liability for pending and future claims was $1.5 billion at June 30, 2005 and $1.6 billion at December 31, 2004. At June 30, 2005, approximately 39 percent of the recorded liability related to pending claims and approximately 61 percent related to future claims. At December 31, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims.

Defense and Resolution Costs

        The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs	Six Months Ended		Aggregate Costs
In millions	June 30, 2005	June 30, 2004	to Date as of June 30, 2005
Defense costs	$32	$47	$376
Resolution costs	98	148	1,024

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

Insurance Receivables

        At December 31, 2002, the Corporation increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. The insurance receivable related to the asbestos liability was determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. The Wellington Agreement and other agreements with insurers are designed to facilitate an orderly resolution and collection of the Corporation's insurance policies and to resolve issues that the insurance carriers may raise.

        The Corporation's receivable for insurance recoveries related to its asbestos liability was $590 million at June 30, 2005 and $712 million at December 31, 2004. At June 30, 2005, $453 million ($543 million at December 31, 2004) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

        In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers In millions	June 30, 2005	December 31, 2004
Receivables for defense costs	$91	$85
Receivables for resolution costs	368	406

Total	$459	$491

        The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $14 million in the second quarter of 2005 ($48 million in the second quarter of 2004) and $32 million in the first six months of 2005 ($73 million in the first six months of 2004), and was reflected in "Cost of sales."

        In September 2003, the Corporation filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims (the "West Virginia action") and to facilitate an orderly and timely collection of insurance proceeds. Although the Corporation already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. In early 2004, several of the defendant insurers in the West Virginia action filed a competing action in the Supreme Court of the State of New York, County of New York. As a result of motion practice, the West Virginia action was dismissed in August 2004 on the basis of forum non conveniens (i.e., West Virginia is an inconvenient location for the parties). The comprehensive insurance coverage litigation is now proceeding in the New York courts (the "New York action"). Through the second quarter of 2005, the Corporation reached settlements with several of the carriers involved in the New York action. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, the Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        No material developments in any legal proceedings, including asbestos-related matters, occurred during the second quarter of 2005. For a summary of the history and current status of legal proceedings, including asbestos-related matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note F to the Consolidated Financial Statements.

ITEM 6. EXHIBITS.

  (a)
  Exhibits.

Exhibit No.	Exhibit Description
10.3	Second Amended and Restated Agreement (to Provide Materials and Services), dated as of April 1, 2005, between the Corporation and Dow Hydrocarbons and Resources Inc.
23	Analysis, Research & Planning Corporation's Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Union Carbide Corporation and Subsidiaries
Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION CARBIDE CORPORATION Registrant
Date: August 2, 2005

	By:	/s/ FRANK H. BROD Frank H. Brod Corporate Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

	By:	/s/ EDWARD W. RICH Edward W. Rich Vice President, Treasurer and Chief Financial Officer

Union Carbide Corporation and Subsidiaries

EXHIBIT NO.	DESCRIPTION
10.3	Second Amended and Restated Agreement (to Provide Materials and Services), dated as of April 1, 2005, between the Corporation and Dow Hydrocarbons and Resources Inc.
23	Analysis, Research & Planning Corporation's Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Table of Contents
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS.
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