Form 10-Q
period 2005-09-30
UNION CARBIDE CORP /NEW/
filed 2005-11-01
CIK 100790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒.

At September 30, 2005, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
In millions (Unaudited)	2005	2004	2005	2004
Net trade sales	$73	$75	$218	$238
Net sales to related companies	1,392	1,427	4,515	3,934
Total Net Sales	1,465	1,502	4,733	4,172
Cost of sales	1,321	1,331	4,145	3,732
Research and development expenses	19	21	58	68
Selling, general and administrative expenses	4	5	14	15
Amortization of intangibles	—	1	—	3
Restructuring charges	—	—	—	48
Equity in earnings of nonconsolidated affiliates	105	133	356	427
Sundry income (expense) - net	(2)	(23)	51	(78)
Interest income	6	2	16	5
Interest expense and amortization of debt discount	15	24	57	70
Income before Income Taxes	215	232	882	590
Provision for income taxes	31	64	228	193
Net Income Available for Common Stockholder	$184	$168	$654	$397
Depreciation	$66	$81	$201	$241
Capital Expenditures	$45	$32	$139	$91

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

	Sept. 30,	Dec. 31,
In millions (Unaudited)	2005	2004
Assets
Current Assets
Cash and cash equivalents	$44	$22
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2005: $3; 2004: $4)	43	58
Related companies	286	504
Other	176	191
Notes receivable from related companies	505	53
Inventories	207	186
Deferred income tax assets - current	80	71
Asbestos-related insurance receivables - current	115	175
Total current assets	1,456	1,260
Investments
Investments in related companies	462	462
Investments in nonconsolidated affiliates	962	1,041
Other investments	24	23
Noncurrent receivables	10	13
Noncurrent receivable from related company	209	222
Total investments	1,667	1,761
Property
Property	7,331	7,304
Less accumulated depreciation	5,311	5,227
Net property	2,020	2,077
Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization - 2005: $119; 2004: $124)	21	20
Deferred income tax assets - noncurrent	224	452
Asbestos-related insurance receivables - noncurrent	854	1,028
Prepaid pension expense	732	655
Deferred charges and other assets	45	52
Total other assets	1,902	2,233
Total Assets	$7,045	$7,331

Liabilities and Stockholder’s Equity
Current Liabilities
Notes payable:
Related companies	$7	$139
Other	3	4
Long-term debt due within one year	3	266
Accounts payable:
Trade	204	260
Related companies	197	270
Other	57	40
Income taxes payable	125	116
Asbestos-related liabilities - current	94	92
Accrued and other current liabilities	250	360
Total current liabilities	940	1,547
Long-Term Debt	834	1,006
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	464	470
Asbestos-related liabilities - noncurrent	1,426	1,549
Other noncurrent obligations	406	433
Total other noncurrent liabilities	2,296	2,452
Minority Interest in Subsidiaries	4	4
Stockholder’s Equity
Common stock (1,000 shares authorized and issued)	—	—
Additional paid-in capital	—	—
Retained earnings	3,087	2,433
Accumulated other comprehensive loss	(116)	(111)
Net stockholder’s equity	2,971	2,322
Total Liabilities and Stockholder’s Equity	$7,045	$7,331

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

		Nine Months Ended
		Sept. 30,	Sept. 30,
In millions (Unaudited)		2005	2004
Operating Activities
	Net Income Available for Common Stockholder	$654	$397
	Adjustments to reconcile net income to net cash provided by
	operating activities:
	Depreciation and amortization	222	258
	Provision for deferred income tax	208	177
	Earnings/losses of nonconsolidated affiliates less than (in excess of) dividends received	1	(285)
	Gain on sales of investments, net	(9)	(1)
	Gain on sales of property, net	(3)	(7)
	Other (gain) loss, net	(1)	1
	Gain on sale of ownership interest in nonconsolidated affiliates	(70)	(1)
	Restructuring charges	—	37
	Changes in assets and liabilities that provided (used) cash:
	Accounts and notes receivable	29	5
	Related company receivables	(234)	16
	Inventories	(21)	(8)
	Accounts payable	(9)	4
	Related company payables	(205)	9
	Other assets and liabilities	(24)	(319)
	Cash provided by operating activities	538	283
Investing Activities
	Capital expenditures	(139)	(91)
	Proceeds from sales of property	7	10
	Investments in nonconsolidated affiliates	—	(1)
	Distributions from nonconsolidated affiliates	41	—
	Changes in noncurrent receivable from related company	13	(195)
	Purchases of investments	(1)	—
	Proceeds from sales of nonconsolidated affiliates	—	1
	Proceeds from sales of investments	—	9
	Cash used in investing activities	(79)	(267)
Financing Activities
	Changes in short-term notes payable	(1)	2
	Payments on long-term debt	(436)	(16)
	Cash used in financing activities	(437)	(14)
Summary
	Increase in cash and cash equivalents	22	2
	Cash and cash equivalents at beginning of year	22	21
	Cash and cash equivalents at end of period	$44	$23

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
In millions (Unaudited)	2005	2004	2005	2004
Net Income Available for Common Stockholder	$184	$168	$654	$397
Other Comprehensive Income (Loss), Net of Tax
Translation adjustments	(2)	(7)	(12)	(8)
Minimum pension liability adjustment	—	—	6	—
Net gain on cash flow hedging derivative instruments	1	1	1	2
Total other comprehensive loss	(1)	(6)	(5)	(6)
Comprehensive Income	$183	$162	$649	$391

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE A     CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Union Carbide Corporation and its subsidiaries (the “Corporation” or “UCC”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented.

The Corporation is a wholly owned subsidiary of The Dow Chemical Company (“Dow”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” the presentation of earnings per share is not required in financial statements of wholly owned subsidiaries.

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

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE B     ACCOUNTING CHANGES

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Because the Corporation uses nameplate capacity to calculate product costs, UCC expects to record an immaterial favorable impact on the Corporation’s consolidated financial statements in the period of adoption.

In December 2004, the FASB issued revised SFAS No. 123 (“SFAS No. 123R”), “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement, which requires that the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. As issued, the statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. In March 2005, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Dow will consider the guidance of this SAB as it adopts SFAS No. 123R. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance date for SFAS No. 123R, allowing companies to implement the statement at the beginning of their next fiscal year that begins after June 15, 2005, which is January 1, 2006 for Dow. The Corporation will continue to be allocated the portion of expense relating to its employees who receive stock-based compensation.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” The statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Corporation has determined that its practices are consistent with the guidance of this statement; therefore, the adoption of SFAS No. 153 on July 1, 2005, had no impact on the Corporation’s consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” indicating that this deduction should be accounted for as a special deduction in accordance with the provisions of SFAS No. 109. Beginning in 2005, the Corporation recognizes the allowable deductions as qualifying activity occurs.

In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides a practical exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. The American Jobs Creation Act of 2004 (the “Act”) introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. In May 2005, tax authorities released the clarifying language necessary to enable Dow to complete its determination regarding the repatriation and reinvestment of foreign earnings. Dow intends to repatriate funds from a foreign entity that is partially owned by the Corporation. Since the Corporation is included in Dow’s consolidated federal income tax group and consolidated tax return, as the foreign entity repatriates its earnings, the Corporation will recognize dividend income and its share of the related tax impact of the repatriation provision of the Act, in accordance with the terms of the Dow-UCC Tax Sharing Agreement.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Corporation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005..The Corporation expects the adoption of FIN No. 47 on December 31, 2005 to have an immaterial impact on the Corporation’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation will adopt SFAS No. 154 beginning January 1, 2006.

NOTE C     RESTRUCTURING

2004 Restructuring

In the second quarter of 2004, the Corporation recorded restructuring charges totaling $48 million resulting from decisions made by management in the second quarter relative to employment levels as Dow restructured its business organization and as the Corporation finalized plans for additional plant shutdowns and divestitures. The charges included severance of $21 million for a workforce reduction of approximately 360 people, most of whom ended their employment with UCC by the end of the third quarter of 2004, and curtailment costs of $9 million associated with UCC’s defined benefit plans.

In the second quarter of 2005, the estimated workforce reduction was revised to reflect employee redeployment and the severance accrual was reduced by $2 million (reflected in “Cost of sales”), bringing the 2004 employee-related restructuring program to a close. As of September 30, 2005, the Corporation’s workforce had been reduced by 348 people due to this restructuring and severance of $19 million had been paid.

NOTE D     INVENTORIES

The following table provides a breakdown of inventories at September 30, 2005 and December 31, 2004:

Inventories In millions	Sept. 30, 2005	Dec. 31, 2004
Finished goods	$65	$60
Work in process	22	25
Raw materials	40	32
Supplies	80	69
Total inventories	$207	$186

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $174 million at September 30, 2005 and $139 million at December 31, 2004.

NOTE E     OTHER INTANGIBLE ASSETS

The following table provides information regarding the Corporation’s other intangible assets:

Other Intangible Assets	At September 30, 2005			At December 31, 2004
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(32)	$1	$36	$(35)	$1
Patents	4	(2)	2	4	(2)	2
Software	102	(84)	18	103	(86)	17
Other	1	(1)	—	1	(1)	—
Total	$140	$(119)	$21	$144	$(124)	$20

Total estimated amortization expense for 2005 and the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years In millions
2005	$4
2006	4
2007	4
2008	4
2009	4
2010	4

NOTE F     COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Corporation had accrued obligations of $104 million at December 31, 2004 for environmental remediation and restoration costs, including $39 million for the remediation of Superfund sites. At September 30, 2005, the Corporation had accrued obligations of $94 million for environmental remediation and restoration costs, including $35 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

Litigation

The following disclosure should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. At each balance sheet date, the Corporation compares current asbestos claim and resolution activity to the assumptions in the most recent ARPC study to determine whether the accrual continues to be appropriate.

In November 2004, the Corporation requested ARPC to review the Corporation’s historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2003 study. In response to this request, ARPC reviewed and analyzed data through November 14, 2004, and again concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against UCC and Amchem because of various uncertainties associated with the litigation of those claims. ARPC did advise, however, that it was reasonable and feasible to construct a new estimate of the cost of resolving current and future asbestos-related claims using the same two widely used forecasting methodologies used by ARPC in its January 2003 study, if certain assumptions were made. As a result, the following assumptions were made and then used by ARPC:

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

The resulting study completed by ARPC in January 2005 stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2017 was estimated to be between approximately $1.5 billion and $2.0 billion, depending on which of two accepted methodologies was used. At December 31, 2004, the recorded asbestos-related liability for pending and future claims was $1.6 billion. Based on the low end of the range in the January 2005 study, the recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against UCC and Amchem into 2019. As in its January 2003 study, ARPC did provide estimates for a longer period of time in its January 2005 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time. Based on

ARPC’s studies, the Corporation’s recent asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, management determined that no change to the accrual was required at December 31, 2004.

Based on the Corporation’s review of 2005 activity, the Corporation determined that no change to the accrual was required at September 30, 2005.

The asbestos-related liability for pending and future claims was $1.5 billion at September 30, 2005 and $1.6 billion at December 31, 2004. At September 30, 2005, approximately 36 percent of the recorded liability related to pending claims and approximately 64 percent related to future claims. At December 31, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims.

At December 31, 2002, the Corporation increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. The insurance receivable related to the asbestos liability was determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. The Wellington Agreement and other agreements with insurers are designed to facilitate an orderly resolution and collection of the Corporation’s insurance policies and to resolve issues that the insurance carriers may raise.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $550 million at September 30, 2005 and $712 million at December 31, 2004. At September 30, 2005, $443 million ($543 million at December 31, 2004) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	September 30, 2005	December 31, 2004
Receivables for defense costs	$86	$85
Receivables for resolution costs	333	406
Total	$419	$491

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $24 million in the third quarter of 2005 ($19 million in the third quarter of 2004) and $56 million in the first nine months of 2005 ($92 million in the first nine months of 2004), and was reflected in “Cost of sales.”

In September 2003, the Corporation filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims (the “West Virginia action”) and to facilitate an orderly and timely collection of insurance proceeds. Although the Corporation already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. In early 2004, several of the defendant insurers in the West Virginia action filed a competing action in the Supreme Court of the State of New York, County of New York. As a result of motion practice, the West Virginia action was dismissed in August 2004 on the basis of forum non conveniens (i.e., West Virginia is an inconvenient location for the parties). The comprehensive insurance coverage litigation is now proceeding in the New York courts (the “New York action”). Through the third quarter of 2005, the Corporation reached settlements with several of the carriers involved in the New York action. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, the Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

Because of the uncertainties described above, management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing the Corporation and Amchem. Management believes that it is reasonably possible that the cost of disposing of the Corporation’s asbestos-related claims, including future defense costs, could have a material adverse impact on the results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

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

Guarantees In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees at September 30, 2005	2014	$94	$2
Guarantees at December 31, 2004	2014	$114	$2

NOTE G     PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost (Credit) for All Significant Plans

	Three Months Ended		Nine Months Ended
In millions	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Defined Benefit Pension Plans:
Service cost	$7	$6	$20	$20
Interest cost	54	56	163	168
Expected return on plan assets	(85)	(89)	(256)	(265)
Amortization of prior service cost	—	1	1	3
Amortization of net loss	1	—	2	—
Special termination/curtailment cost (1)	—	—	—	2
Net periodic benefit credit	$(23)	$(26)	$(70)	$(72)

Other Postretirement Benefits:
Service cost	$1	$1	$3	$3
Interest cost	9	9	26	29
Amortization of prior service credit	—	(1)	(1)	(5)
Amortization of net loss	1	1	4	3
Special termination/curtailment cost (1)	—	—	—	7
Net periodic benefit cost	$11	$10	$32	$37

(1)  See Note C for information regarding curtailment costs recorded in the second quarter of 2004.

Employer Contributions

Pension Plans

The Corporation has a defined benefit pension plan that covers substantially all employees in the United States. Benefits are based on length of service and the employee’s three highest consecutive years of compensation.

The Corporation’s funding policy is to contribute to the plan when pension laws and economics either require or encourage funding. As previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, UCC does not expect to contribute assets to its qualified pension plan trust in 2005. Consistent with that expectation, no contributions were made in the first nine months of 2005. The Corporation also has a non-qualified supplemental pension plan. Benefit payments to retirees under this plan are expected to be $6 million in 2005. In the first nine months of 2005, benefit payments of $3 million were made.

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

The Corporation funds most of the cost of these health care and life insurance benefits as incurred. As previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, UCC does not expect to contribute assets to its other postretirement benefit plans in 2005. Consistent with that expectation, no contributions were made in the first nine months of 2005. Benefit payments to retirees under these plans are expected to be $63 million in 2005. In the first nine months of 2005, benefit payments of $36 million were made.

NOTE H     RELATED PARTY TRANSACTIONS

The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow in accordance with the terms of Dow’s long-standing intercompany pricing policies. The application of these policies results in products being sold to and purchased from Dow at market-based prices. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income

(expense) – net” in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $550 million in the third quarter of 2005 ($570 million in the third quarter of 2004) and $1,725 million in the first nine months of 2005 ($1,459 million in the first nine months of 2004).

The Corporation has a master services agreement with Dow whereby Dow provides services, including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety, and business management for UCC. Under the master services agreement with Dow, for general administrative and overhead type services that Dow routinely allocates to various businesses, UCC is charged the cost of those services based on the Corporation’s and Dow’s relative manufacturing conversion costs. This arrangement results in a quarterly charge of approximately $4 million (included in “Sundry income (expense) – net”).

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

The monitoring and execution of risk management policies related to interest rate and foreign currency risks, which are based on Dow’s risk management philosophy, are provided as a service to UCC.

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. At September 30, 2005, the Corporation had a note receivable of $472 million from Dow under a revolving loan agreement. The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2006, however, Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. In the third quarter of 2005, the revolving credit agreement was amended to extend the maturity date from December 30, 2005 to December 30, 2006. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At September 30, 2005, $805 million was available under the revolving credit agreement. The cash collateral was reported as “Noncurrent receivable from related company” in the consolidated balance sheets.

In June 2005, the Corporation received a cash dividend of approximately $29 million from Dow Chemical Canada Inc. (“Dow Canada”) which was included in “Sundry income (expense) – net.” The Corporation accounts for its 11.2 percent ownership interest in Dow Canada using the cost method.

NOTE I     SUBSEQUENT EVENT

On October 3, 2005, the Corporation filed a Form 8-K disclosing its wholly owned subsidiary, Catalysts, Adsorbents and Process Systems Inc., had signed a definitive agreement on September 30, 2005, to sell its 50 percent interest in UOP LLC (“UOP”) to Honeywell Specialty Materials LLC (which currently owns the remaining 50 percent interest in UOP) for a purchase price of $825 million plus or minus 50 percent of UOP’s net cash at closing. The transaction, which is subject to regulatory review, is expected to be completed in the fourth quarter of 2005 and result in the recording of a gain.

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management’s narrative analysis of the results of operations for the three- and nine-month periods ended September 30, 2005, the most recent periods, compared with the three- and nine-month periods ended September 30, 2004, the corresponding periods in the preceding fiscal year.

References below to “Dow” refer to The Dow Chemical Company and its consolidated subsidiaries, except as the context otherwise requires.

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

RESULTS OF OPERATIONS

The Corporation reported net income of $184 million for the third quarter of 2005, compared with $168 million for the third quarter of 2004. Net income for the first nine months of 2005 was $654 million, compared with $397 million for the first nine months of 2004. The significant improvement in year-to-date net income was due to higher selling prices, improved operating margins, and a gain on the sale of a portion of the Corporation’s ownership interest in EQUATE Petrochemical Company K.S.C (“EQUATE”) which more than offset a decline in volume.

Total net sales for the third quarter of 2005 were $1,465 million compared with $1,502 million for the third quarter of 2004, a decrease of 2 percent. Selling prices to Dow are based on market prices for the related products. Increases in average selling prices for most products in the third quarter of 2005, compared with the same period of last year, were more than offset by lower sales volume for all products. The decline in sales volume was primarily due to disruptions in production and distribution caused by two hurricanes affecting the U.S. Gulf Coast late in the third quarter. Year to date, total net sales were $4,733 million, an increase of 13 percent from $4,172 million for the first nine months of 2004. Significant increases in average selling prices, led by polyethylene, polypropylene, glycol ethers and UCARTM Emulsion Systems, more than offset an overall decline in volume. Price and volume for ethylene glycol were somewhat lower than the very high levels of 2004. On a year-to-date basis, volume was also impacted by a decline in ethylene glycol volume due to scheduled plant turnarounds in the first quarter of 2005 and lower ethanol sales volume resulting from the Corporation’s exit of the industrial ethanol business in the second quarter of 2004.

Gross margin for the third quarter of 2005 was $144 million compared with $171 million for the third quarter of 2004. The decline in gross margin was principally due to higher feedstock and energy costs and the negative impact of lower operating rates resulting from plant outages caused by the hurricanes. The Corporation’s two ethylene crackers at its St. Charles facility in Hahnville, Louisiana were not restarted following the shutdown for Hurricane Katrina in late August because of plant turnarounds already scheduled for late in the third quarter of 2005. The scheduled turnarounds are expected to extend through much of the fourth quarter of 2005. Year to date, gross margin was $588 million compared with $440 million for the first nine months of 2004. Year-to-date gross margin improved as increases in selling prices more than offset higher feedstock and energy costs and lower volumes.

Equity in earnings of nonconsolidated affiliates decreased to $105 million in the third quarter of 2005 from $133 million in the third quarter of 2004. Equity earnings were impacted by an unplanned outage at EQUATE early in the third quarter of 2005. Despite strong results reported by EQUATE and UOP LLC for the first nine months of 2005, equity earnings were

$71 million lower than in the first nine months of 2004 due principally to the benefit of investment tax allowances at one of the Corporation’s joint ventures in the second quarter of 2004.

The Corporation recorded a restructuring charge totaling $48 million in the second quarter of 2004. The charge included severance of $21 million for a workforce reduction of 360 people, curtailment costs of $9 million associated with UCC’s defined benefit plans, an asset write off of $8 million associated with the shutdown of a latex manufacturing facility and a write down of the net book value of a marine terminal (sold in the third quarter of 2004) of $10 million.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) – net for the third quarter of 2005 was net expense of $2 million compared with net expense of $23 million for the third quarter last year. Net sundry expense for the third quarter of 2005 included a gain of $9 million associated with the sale of investments, and reflected lower commission expense on feedstock purchases due to commission rate changes implemented in the second quarter of 2005. Year to date, sundry income (expense) was net income of $51 million compared with net expense of $78 million last year. Net sundry income for the first nine months of this year included dividend income of $29 million from Dow Chemical Canada Inc. (“Dow Canada”), a loss of $9 million associated with the early extinguishment of $423 million of debt, and a $70 million pretax gain on the sale of a portion of the Corporation’s interest in EQUATE in the first quarter of 2005. In November 2004, the Corporation sold a 2.5 percent interest in EQUATE to National Bank of Kuwait for $104 million. In March 2005, these shares were sold to private Kuwaiti investors thereby completing the restricted transfer, which resulted in the first quarter gain and reduced the Corporation’s ownership interest from 45 percent to 42.5 percent.

The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, and the level of income relative to tax credits available. The effective tax rate for the third quarter of 2005 was 14.4 percent compared with 27.6 percent for the same quarter last year. The effective tax rate for the third quarter of 2005 reflects the favorable impact of $21 million for adjustments resulting from the finalization of calculations following the closure of prior tax years. Management evaluated the significance of these adjustments to the third quarter and determined to record them in the current period. Year to date, the effective tax rate was 25.9 percent versus 32.7 percent last year. The effective tax rate for 2005 also reflects the favorable impact of $29 million of dividend income from Dow Canada, which was based on previously taxed income.

OTHER MATTERS

Accounting Changes

See Note B to the Consolidated Financial Statements for a discussion of accounting changes and recently issued accounting pronouncements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”) describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The Corporation’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2004 10-K. Since December 31, 2004, there have been no material changes in the Corporation’s critical accounting policies.

Asbestos-Related Matters

The following disclosure should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem for the nine months ended September 30, 2005 and 2004:

	2005	2004
Claims unresolved at January 1	203,416	193,891
Claims filed	27,715	45,324
Claims settled, dismissed or otherwise resolved	(51,928)	(37,110)
Claims unresolved at September 30	179,203	202,105
Claimants with claims against both UCC and Amchem	61,524	72,302
Individual claimants at September 30	117,679	129,803

Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, those damages are not expressly identified as to UCC, Amchem or any other particular defendant, even when specific damages are alleged with respect to a specific disease or injury. In fact, there are no personal injury cases in which only the Corporation and/or Amchem are the sole named defendants. For these reasons and based upon the Corporation’s litigation and settlement experience, the Corporation does not consider the damages alleged against it and Amchem to be a meaningful factor in its determination of any potential asbestos liability.

Estimating the Liability

Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. At each balance sheet date, the Corporation compares current asbestos claim and resolution activity to the assumptions in the most recent ARPC study to determine whether the accrual continues to be appropriate. In November 2004, the Corporation requested ARPC to review the Corporation’s historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2003 study. In January 2005, ARPC provided the Corporation with a report summarizing the results of its study. Based on ARPC’s studies, the Corporation’s recent asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, management determined that no change to the accrual was required at December 31, 2004.

Based on the Corporation’s review of 2005 activity, the Corporation determined that no change to the accrual was required at September 30, 2005.

The asbestos-related liability for pending and future claims was $1.5 billion at September 30, 2005 and $1.6 billion at December 31, 2004. At September 30, 2005, approximately 36 percent of the recorded liability related to pending claims and approximately 64 percent related to future claims. At December 31, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs	Nine Months Ended		Aggregate Costs
In millions	Sept. 30, 2005	Sept. 30, 2004	to Date as of Sept. 30, 2005
Defense costs	$55	$66	$399
Resolution costs	$122	$250	$1,048

The average resolution payment per asbestos claimant and the rate of new claim filings has fluctuated both up and down since the beginning of 2001. Union Carbide’s management expects such fluctuations to continue in the future based upon the number and type of claims settled in a particular period, the jurisdictions in which such claims arose, and the extent to which any proposed legislative reform related to asbestos litigation is being considered.

Insurance Receivables

At December 31, 2002, the Corporation increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. The insurance receivable related to the asbestos liability was determined after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. The Wellington Agreement and other agreements with insurers are designed to facilitate an orderly resolution and collection of the Corporation’s insurance policies and to resolve issues that the insurance carriers may raise.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $550 million at September 30, 2005 and $712 million at December 31, 2004. At September 30, 2005, $443 million ($543 million at December 31, 2004) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	September 30, 2005	December 31, 2004
Receivables for defense costs	$86	$85
Receivables for resolution costs	333	406
Total	$419	$491

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $24 million in the third quarter of 2005 ($19 million in the third quarter of 2004) and $56 million in the first nine months of 2005 ($92 million in the first nine months of 2004), and was reflected in “Cost of sales.”

In September 2003, the Corporation filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims (the “West Virginia action”) and to facilitate an orderly and timely collection of insurance proceeds. Although the Corporation already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. In early 2004, several of the defendant insurers in the West Virginia action filed a competing action in the Supreme Court of the State of New York, County of New York. As a result of motion practice, the West Virginia action was dismissed in August 2004 on the basis of forum non conveniens (i.e., West Virginia is an inconvenient location for the parties). The comprehensive insurance coverage litigation is now proceeding in the New York courts (the “New York action”). Through the third quarter of 2005, the Corporation reached settlements with several of the carriers involved in the New York action. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, the Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

Because of the uncertainties described above, management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing the Corporation and Amchem. Management believes that it is reasonably possible that the cost of disposing of the Corporation’s asbestos-related claims, including future defense costs, could have a material adverse impact on the results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Omitted pursuant to General Instruction H of Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s Disclosure Committee and the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(b); and whether any change has occurred in the Corporation’s internal control over financial reporting pursuant to Exchange Act Rule 15d-15(d). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective and that no change in the Corporation’s internal control over financial reporting occurred during the Corporation’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments in any legal proceedings, including asbestos-related matters, occurred during the third quarter of 2005. For a summary of the history and current status of legal proceedings, including asbestos-related matters, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note F to the Consolidated Financial Statements.

ITEM 6.  EXHIBITS.

See the Exhibit Index on page 20 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

TRADEMARKS

The following trademark of Union Carbide Corporation appears in this report:  UCAR

Union Carbide Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION CARBIDE CORPORATION
Registrant

Date:  November 1, 2005

By:	/s/ FRANK H. BROD
Frank H. Brod
Corporate Vice President and Controller
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

By:	/s/ EDWARD W. RICH
Edward W. Rich
Vice President, Treasurer and
Chief Financial Officer

Union Carbide Corporation and Subsidiaries

Exhibit Index

EXHIBIT NO.	DESCRIPTION

10.5.3	Third Amendment to the Amended and Restated Revolving Credit Agreement, dated as of September 30, 2005, among the Corporation, The Dow Chemical Company and certain Subsidary Guarantors.

10.8	Purchase and Sale Agreement dated as of September 30, 2005, between Catalysts, Adsorbents and Process Systems, Inc. and Honeywell Specialty Materials LLC.

23	Analysis, Research & Planning Corporation’s Consent.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.