Form 10-K
period 2005-12-31
UNION CARBIDE CORP /NEW/
filed 2006-02-21
CIK 100790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  DECEMBER 31, 2005

Commission file number: 1-1463

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exhange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes ☒ No

At February 21, 2006, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) for Form 10-K and is therefore filing this form with a reduced disclosure format.

Documents Incorporated by Reference

None

Union Carbide Corporation

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2005

PART I

ITEM 1.  BUSINESS.

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

Dow conducts its worldwide operations through global businesses. The Corporation’s business activities comprise components of Dow’s global businesses rather than stand-alone operations. In order to simplify the customer interface process, the Corporation sells its products to Dow at market-based prices, in accordance with Dow’s long-standing intercompany pricing policy. The following is a description of the Corporation’s principal products.

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

Industrial Chemicals and Polymers—broad range of products for specialty applications, including pharmaceutical, animal food supplements, personal care, industrial and household cleaning, coatings for beverage and food cans, industrial coatings and many other industrial uses. Product lines include acrolein and derivatives, CARBOWAX™ polyethylene glycols and methoxypolyethylene glycols, solution vinyl resins, TERGITOL™ and TRITON™ surfactants, UCARTHERM™ heat transfer fluids, UCAR™ deicing fluids and UCON™ fluids.

Organic Intermediates, Solvents, and Monomers—includes oxo aldehydes, acids and alcohols, used as chemical intermediates and industrial solvents and in herbicides, plasticizers, paint dryers, jet-turbine lubricants, lube oil additives,  and food and feed preservatives; esters, which serve as solvents in industrial coatings and printing inks and in the manufacturing processes for pharmaceuticals and polymers; vinyl acetate monomer, a building block for the manufacture of a variety of polymers used in water-based emulsion paints, adhesives, paper coatings, textiles, safety glass and acrylic fibers.

Polyethylene—includes TUFLIN™ linear low density and UNIVAL™ high density polyethylene resins used in high-volume applications such as housewares; milk, water, bleach and detergent bottles; grocery sacks; trash bags; packaging; water and gas pipe; and FLEXOMER™ very low density polyethylene resins used as impact modifiers in other polymers and to produce flexible hose and tubing, frozen-food bags and stretch wrap.

Polypropylene—end-use applications include: carpeting and upholstery; hygiene articles; packaging films; thin wall food containers and serviceware; industrial containers; housewares and appliances; heavy-duty tapes and ropes; and automobile interior panels and trim.

Technology Licensing and Catalysts—includes licensing and supply of related catalysts for the UNIPOL™ polypropylene process, the METEOR™ process for EO/EG, and the LP OXO™ process for oxo alcohols, as well as licensing of the UNIPOL™ polyethylene process and related catalysts (including metallocene catalysts) through Univation Technologies, LLC, a 50:50 joint venture with ExxonMobil.

Latex—water-based emulsions, including NEOCAR™ branched vinyl ester latexes, POLYPHOBE™ rheology modifiers, and UCAR™ all-acrylic, styrene acrylic and vinyl-acrylic latexes used as key components in decorative and industrial paints, adhesives, textile products, and construction products, such as caulks and sealants.

Water Soluble Polymers—polymers used to enhance the physical and sensory properties of end products in a wide range of applications including paints and coatings, pharmaceuticals, oilfield, personal care, building and construction materials, and other specialty applications. Key product lines include CELLOSIZE™ hydroxyethyl cellulose, POLYOX™ water soluble resins and products for hair and skin manufactured by Amerchol Corporation, a wholly owned subsidiary.

Wire and Cable—polyolefin-based compounds for high-performance insulation, semiconductives and jacketing systems for power distribution, telecommunications, and flame-retardant wire and cable. Key product lines include: REDI-LINK™ polyethylene, SI-LINK™ crosslinkable polyethylene, UNIGARD™ high-performance flame-retardant compounds, UNIGARD™ reduced emissions flame-retardant compounds, and UNIPURGE™ purging compounds.

Competition

The chemical industry has been historically competitive and this competitive environment is expected to continue. The chemical divisions of the major international oil companies also provide substantial competition both in the United States and abroad.

Research and Development

The Corporation is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. Research and Development expenses were $78 million in 2005 compared with $90 million in 2004. In addition, certain of the Corporation’s nonconsolidated affiliates conduct research and development within their business fields.

Patents, Licenses and Trademarks

The Corporation owns over 1,900 United States and foreign patents that relate to a wide variety of products and processes, has a substantial number of pending patent applications throughout the world and is licensed under a number of patents. These patents expire at various times over the next 20 years. The Corporation also has a large number of trademarks. Although the Corporation considers that its patents, licenses and trademarks in the aggregate constitute a valuable asset, it does not regard its business as being materially dependent upon any single patent, license or trademark.

Principal Partly Owned Companies

UCC’s principal nonconsolidated affiliates for 2005 and the Corporation’s ownership interest in each are listed below:

•                  EQUATE Petrochemical Company K.S.C. (“EQUATE”) – 42.5 percent – a Kuwait-based company that manufactures ethylene, polyethylene and ethylene glycol.

•                  Nippon Unicar Company Limited – 50 percent – a Japan-based manufacturer of polyethylene and specialty polyethylene compounds.

•                  The OPTIMAL Group [consisting of OPTIMAL Olefins (Malaysia) Sdn Bhd – 23.75 percent; OPTIMAL Glycols (Malaysia) Sdn Bhd – 50 percent; OPTIMAL Chemicals (Malaysia) Sdn Bhd – 50 percent] – Malaysian companies operating an ethane/propane cracker, an ethylene glycol facility and a production facility for ethylene and propylene derivatives within a world-scale, integrated chemical complex located in Kerteh, Terengganu, Malaysia.

•                  Univation Technologies, LLC – 50 percent – a U.S. company that develops, markets and licenses polyethylene process technology and related catalysts.

Financial Information About Foreign and Domestic Operations and Export Sales

In 2005, the Corporation derived 48 percent of its trade sales from customers outside the United States and had 1 percent of its property investment located outside the United States. See Note P to the Consolidated Financial Statements for information on sales to external customers and long-lived assets by geographic area.

Protection of the Environment

Matters pertaining to the environment are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Notes A and J to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS.

The factors described below represent the Corporation’s principal risks. Except as otherwise indicated, these factors may or may not occur and the Corporation is not in a position to express a view on the likelihood of any such factor occurring. Other factors may exist that the Corporation does not consider to be significant based on information that is currently available or that the Corporation is not currently able to anticipate.

Rising and volatile purchased feedstock and energy costs increase UCC’s operating costs and add variability to earnings.

During 2005, purchased feedstock and energy costs continued to rise sharply. In 2006, purchased feedstock and energy costs are expected to remain high and volatile, resulting in further increases in costs. The Corporation is not always able to immediately raise prices and, ultimately, its ability to pass on underlying cost increases is greatly dependent on market conditions. As a result, increases in these costs could negatively impact the Corporation’s results of operations.

Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as the assessment of strict liability and/or joint and several liability.

The Corporation is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At December 31, 2005, the Corporation had accrued obligations of $87 million for environmental remediation and restoration costs, including $34 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Corporation’s operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters may result in significant unanticipated costs or liabilities.

The Corporation is party to a number of claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions.

The Corporation and its subsidiaries are involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters, including, but not limited to: product liability; trade regulation; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts; taxes; and commercial disputes. With the exception of the possible effect of the asbestos-related liability described below, it is the opinion of the Corporation’s management that the possibility is remote that the aggregate of all such claims and lawsuits will have a material adverse impact on the Corporation’s consolidated financial statements.

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. The asbestos-related liability for pending and future claims was $1.5 billion at December 31, 2005 and the Corporation’s receivable for insurance recoveries related to its asbestos liability was $535 million at December 31, 2005. In addition, the Corporation had receivables for insurance recoveries of $400 million at December 31, 2005, for defense and resolution costs. Management believes that it is reasonably possible that the cost of disposing of the Corporation’s asbestos-related claims, including future defense costs, could have a material adverse impact on the Corporation’s results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

Local, state and federal governments have begun a regulatory process that could lead to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals.

Growing public and political attention has been placed on protecting critical infrastructure, including the chemical industry, from security threats. Terrorist attacks and natural disasters have increased concern regarding the security of chemical production and distribution. In addition, local, state and federal governments have begun a regulatory process that could lead to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals, which could result in higher operating costs and interruptions in normal business operations.

Weather-related matters could impact the Corporation’s results of operations.

Two major hurricanes caused significant disruption in UCC’s operations on the U.S. Gulf Coast and logistics across the region during the third quarter of 2005. Lingering effects of the hurricanes on logistics and certain raw material supplies had an adverse impact on volume and cost for some of UCC’s products in the fourth quarter of 2005. If similar weather-related matters occur in the future, it could negatively affect UCC’s results of operations, due to the Corporation’s substantial presence on the U.S. Gulf Coast.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

The Corporation operates 17 manufacturing sites in six countries. The Corporation considers that its properties are in good operating condition and that its machinery and equipment have been well maintained. The following are the major production sites:

United States:	Hahnville, Louisiana; Texas City and Seadrift, Texas; South Charleston, West Virginia

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2005	2004	2003
Claims unresolved at January 1	203,416	193,891	200,882
Claims filed	34,394	58,240	122,586
Claims settled, dismissed or otherwise resolved	(91,485)	(48,715)	(129,577)
Claims unresolved at December 31	146,325	203,416	193,891
Claimants with claims against both UCC and Amchem	48,647	73,587	66,656
Individual claimants at December 31	97,678	129,829	127,235

Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, the damages alleged are not expressly identified as to UCC, Amchem or any other particular defendant, even when specific damages are alleged with respect to a specific disease or injury. In fact, there are no personal injury cases in which only the Corporation and/or Amchem are the sole named defendants. For these reasons and based upon the Corporation’s litigation and settlement experience, the Corporation does not consider the damages alleged against it and Amchem to be a meaningful factor in its determination of any potential asbestos liability.

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

In November 2004, the Corporation requested ARPC to review the Corporation’s historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2003 study. In January 2005, ARPC provided the Corporation with a report summarizing the results of its study. At December 31, 2004, the recorded asbestos-related liability for pending and future claims was $1.6 billion. Based on the low end of the range in the January 2005 study, the recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against UCC and Amchem into 2019. As in its January 2003 study, ARPC did provide estimates for a longer period of time in its January 2005 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time. Based on ARPC’s studies, the Corporation’s asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, management determined that no change to the accrual was required at December 31, 2004.

In November 2005, the Corporation requested ARPC to review the Corporation’s 2005 asbestos claim and resolution activity and determine the appropriateness of updating the January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2005. In January 2006, ARPC stated that an update of the study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation’s own review of the asbestos claim and resolution activity and ARPC’s response, the Corporation determined that no change to the accrual was required at December 31, 2005.

The asbestos-related liability for pending and future claims was $1.5 billion at December 31, 2005 and $1.6 billion at December 31, 2004. At December 31, 2005, approximately 39 percent of the recorded liability related to pending claims and approximately 61 percent related to future claims. At December 31, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs

In millions	2005	2004	2003	Aggregate Costs to Date as of Dec. 31, 2005
Defense costs	$75	$86	$110	$419
Resolution costs	$139	$300	$293	$1,065

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

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $535 million at December 31, 2005 and $712 million at December 31, 2004. At December 31, 2005, $398 million ($543 million at December 31, 2004) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31

In millions	2005	2004
Receivables for defense costs	$73	$85
Receivables for resolution costs	327	406
Total	$400	$491

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $75 million in 2005, $82 million in 2004 and $94 million in 2003, and was reflected in “Cost of sales.”

In September 2003, the Corporation filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims (the “West Virginia action”) and to facilitate an orderly and timely collection of insurance proceeds. Although the Corporation already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. In early 2004, several of the defendant insurers in the West Virginia action filed a competing action in the Supreme Court of the State of New York, County of New York. As a result of motion practice, the West Virginia action was dismissed in August 2004 on the basis of forum non conveniens (i.e., West Virginia is an inconvenient location for the parties). The comprehensive insurance coverage litigation is now proceeding in the New York courts (the “New York action”). The insurance carriers are contesting this litigation. Through the fourth quarter of 2005, the Corporation reached settlements with several of the carriers involved in the New York action. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, the Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

Summary

The amounts recorded for the asbestos-related liability and related insurance receivable described above were based upon current, known facts. However, future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries to be higher or lower than those projected or those recorded.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to General Instruction I of Form 10-K.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Corporation is a wholly owned subsidiary of Dow; consequently there is no public trading market for the Corporation’s common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

Omitted pursuant to General Instruction I of Form 10-K.

Union Carbide Corporation and Subsidiaries

Item 7.  Management’s Discussion and Analysis of Financial Condition

and Results of Operation

Pursuant to General Instruction I of Form 10-K “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operation for the year ended December 31, 2005, the most recent fiscal year, compared with the year ended December 31, 2004, the fiscal year immediately preceding it.

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

Results of Operation

The Corporation reported net income of $1.3 billion for 2005, compared with $687 million for 2004. The results for 2005 were favorably impacted by a pretax gain of $637 million on the sale of the Corporation’s indirect 50 percent ownership interest in UOP LLC (“UOP”) and dividends of $118 million from related companies.

Total net sales for 2005 increased 9 percent to $6.4 billion from $5.9 billion in 2004. Sales to Dow in 2005 were $6.1 billion compared with $5.5 billion in 2004. Selling prices to Dow are based on market prices for the related products. Improved industry supply/demand balances and escalating feedstock and energy costs supported significant increases in average selling prices for most products in 2005 compared with 2004, led by polyethylene, polypropylene, glycol ethers and latex, which more than offset an overall decline in volume. Sales volume declined in 2005 primarily due to disruptions in production and distribution caused by two hurricanes affecting the U.S. Gulf Coast late in the third quarter, the effects of which lingered into the fourth quarter. Volume in 2005 was also negatively impacted by planned and unplanned plant turnarounds in the first half of the year.

Cost of sales for 2005 increased $497 million compared with 2004, due to the negative impact of the hurricanes on operating rates and the cost of carrying out planned plant turnarounds, in addition to higher feedstock and energy costs. The Corporation’s two ethylene crackers at its St. Charles operations in Hahnville, Louisiana were not restarted following the shutdown for hurricane Katrina in late August because of plant turnarounds already scheduled for late in the third quarter. The turnarounds extended through much of the fourth quarter of 2005, further impeding a rebound in operating rates. Gross margin for 2005 was $698 million compared with $671 million for 2004 as increases in selling prices kept pace with the higher feedstock and energy costs and the impact of lower volumes. Industry fundamentals for polyethylene were significantly stronger in 2005 than in 2004, while industry margins for ethylene glycol declined from the very high levels in 2004.

Research and development (“R&D”) expenses for 2005 were $78 million, down 13 percent from $90 million in 2004. Selling, general and administrative expenses for 2005 were $17 million, down 15 percent from $20 million in 2004. Operating expenses continued to decline, reflecting a reduced workforce and a disciplined effort to control expenses.

In 2005, the Corporation recorded a restructuring charge of $11 million for an asset write-off associated with the shutdown of three R&D pilot plants in the South Charleston, West Virginia facility. Restructuring charges of $48 million in 2004 included severance of $21 million for a workforce reduction of approximately 360 people, curtailment costs of $9 million associated with UCC’s defined benefit plans, an asset write-off of $8 million associated with the shutdown of a latex manufacturing facility and a write-down of the net book value of a marine terminal (sold in the third quarter of 2004) of $10 million.

Equity in earnings of nonconsolidated affiliates declined from $582 million in 2004 to $476 million in 2005. While improved earnings from UOP more than offset the decrease in reported earnings from EQUATE Petrochemical Company K.S.C. (“EQUATE”) in 2005, equity earnings in 2004 included the favorable impact of the recognition of investment tax allowances by one of the Corporation’s joint ventures.

On November 30, 2005, the Corporation completed the sale of its indirect 50 percent interest in UOP to a wholly owned subsidiary of Honeywell International, Inc. for a purchase price of $867 million, resulting in a pretax gain of $637 million in the fourth quarter of 2005.

Sundry income (expense) – net includes a variety of income and expense items such as dividend income, the gain or loss on foreign currency exchange, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) – net for 2005 was net income of $145 million, compared with net expense of $70 million in 2004. Sundry income for 2005 included a $70 million pretax gain on the sale of a portion of the Corporation’s ownership interest in EQUATE (See Note F to the Consolidated Financial Statements), dividend income of approximately $118 million (including $86 million from Dow International Holdings Company and $29 million from Dow Chemical Canada Inc.) and lower commission expense on feedstock purchases.

Interest income for 2005 was $29 million compared with $8 million in 2004, reflecting the sizeable increase in the level of interest bearing assets during 2005. Interest expense and amortization of debt discount for 2005 decreased $22 million compared with 2004, as reduced levels of long-term debt were achieved through the early extinguishment of approximately $436 million of debt, most of which occurred in the first half of 2005.

The provision for income taxes was $496 million in 2005 compared with $248 million in 2004. UCC’s overall effective tax rate was 27.4 percent for 2005, compared with 26.5 percent for 2004. UCC’s effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, and the level of income relative to available tax credits. The Corporation is included in Dow’s consolidated federal income tax group and consolidated income tax return. The underlying factors affecting UCC’s overall effective tax rates are summarized in Note O to the Consolidated Financial Statements.

OTHER MATTERS

Accounting Changes

See Note A to the Consolidated Financial Statements for a discussion of accounting changes and recently issued accounting pronouncements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Following are the Corporation’s critical accounting policies impacted by judgments, assumptions and estimates:

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

Asbestos-Related Matters

The Corporation, and a former subsidiary, Amchem Products, Inc. (“Amchem”), are and have been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. The Corporation also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002.

In November 2004, the Corporation requested ARPC to review the Corporation’s historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2003 study. In January 2005, ARPC provided the Corporation with a report summarizing the results of its study. Based on ARPC’s January 2003 and January 2005 studies, the Corporation’s asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, management determined that no change to the accrual was required at December 31, 2004.

In November 2005, the Corporation requested ARPC to review the Corporation’s 2005 asbestos claim and resolution activity and determine the appropriateness of updating the January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2005. In January 2006, ARPC stated that an update of the study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation’s own review of the asbestos claim and resolution activity and ARPC’s response, the Corporation determined that no change to the accrual was required at December 31, 2005.

The Corporation’s asbestos-related liability for pending and future claims was $1.5 billion at December 31, 2005 and $1.6 billion at December 31, 2004. The Corporation’s receivable for insurance recoveries related to its asbestos liability was $535 million at December 31, 2005 and $712 million at December 31, 2004. In addition, the Corporation had receivables of $400 million at December 31, 2005 and $491 million at December 31, 2004 for insurance recoveries for defense and resolution costs.

The amounts recorded by the Corporation for the asbestos-related liability and related insurance receivable were based upon current, known facts. However, future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for the Corporation to be higher or lower than those projected or those recorded.

For additional information, see Legal Proceedings, Asbestos-Related Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Note J to the Consolidated Financial Statements.

Environmental Matters

The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had accrued obligations of $104 million at December 31, 2004, for environmental remediation and restoration costs, including $39 million for the remediation of Superfund sites. At December 31, 2005, the Corporation had accrued obligations of $87 million for environmental remediation and restoration costs, including $34 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. For further discussion, see Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operation and Notes A and J to the Consolidated Financial Statements.

Pension and Other Postretirement Benefits

The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2005, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note L to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

The Corporation determined the expected long-term rate of return on assets by performing a bottom-up analysis of historical and expected returns based on the strategic asset allocation and the underlying return fundamentals of each asset class. The Corporation’s historical experience with the pension fund asset performance and comparisons to expected returns of peer companies with similar fund assets were also considered. The long-term rate of return assumption used for determining net periodic pension expense for 2005 was 8.75 percent. This assumption was unchanged for determining 2006 net periodic pension expense. The actual rate of return in 2005 was 7.96 percent. Future actual pension income will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Corporation’s pension plans. A 25 basis point adjustment in the long-term return on assets assumption changes total pension expense for 2006 by approximately $10 million.

The Corporation bases the determination of pension expense or income on a market-related valuation of plan assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2005, $59 million of net losses remain to be recognized in the calculation of the market-related value of plan assets. These net losses will result in increases in future pension expense as they are recognized in the market-related value of assets and are a component of the unrecognized net loss of $789 million shown under “Funded status and net amounts recognized” in the table entitled “Change in Projected Benefit Obligations, Plan Assets and Funded Status of all Significant Plans” included in Note L to the Consolidated Financial Statements. The $730 million of remaining unrecognized net loss represents changes in plan experience and actuarial assumptions. The increase or decrease in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

Increase (Decrease) in Market-Related Asset Value
due to Recognition of Prior Asset Gains and Losses

In millions
2006	$(83)
2007	43
2008	(5)
2009	(14)
Total	$(59)

The discount rate utilized for determining future pension obligations is based on a broad-based index of high quality bonds receiving an AA- or better rating by a recognized rating agency and matched to the future expected cash flows by half-year periods by plan. The resulting discount rate decreased from 5.875 percent at December 31, 2004, to 5.65 percent at December 31, 2005. A 25 basis point adjustment in the discount rate assumption changes total pension expense for 2006 by approximately $7 million, with an immaterial change on the other postretirement benefit expense due to defined dollar limits (caps).

For 2006, the Corporation maintained its assumption for the long-term rate of increase in compensation levels of

4.5 percent. Since 2002, the Corporation has used a generational mortality table to determine the duration of its pension and other postretirement obligations.

Based on the revised pension assumptions and changes in the market-related value of assets due to the recognition of prior asset gains and losses, the Corporation expects to record $25 million less in income for pension and other postretirement benefits in 2006 than it did in 2005.

The value of the qualified plan assets totaled $3.89 billion at December 31, 2005, an increase of $30 million over the prior year. The decline in the assumed discount rate reduced the funded status of the qualified plan, net of benefit obligations, by $20 million from December 31, 2004 to December 31, 2005. For 2006, the Corporation does not expect to make cash contributions to its pension and other postretirement benefit plans.

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

At December 31, 2005, the Corporation had a net deferred tax liability balance of $31 million and deferred tax assets for tax loss and tax credit carryforwards of $144 million, of which less than $1 million is subject to expiration in the years 2006-2010. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Corporation needs taxable income of approximately $412 million across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2006-2010 is less than $1 million. In evaluating the ability to realize its deferred tax assets, the Corporation relied principally on forecasted taxable income using historical and projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies.

The Corporation accrues for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on past experience. The tax contingency reserve is adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law. At December 31, 2005, the Corporation had a tax contingency reserve for both domestic and foreign issues of $156 million. For additional information, see Note O to the Consolidated Financial Statements.

Environmental Matters

Environmental Policies

The Corporation is committed to the Guiding Principles of Responsible Care®, to environmental, health and safety (“EH&S”) performance improvement and to public accountability. Dow’s EH&S management system (“EMS”) and EH&S 2005 Goals were implemented at all UCC sites in order to minimize environmental risks and impacts, both past and future.

Dow’s EH&S 2005 Goals, initiated in 1996, include reducing leaks, spills, fires, explosions, work-related injuries and transportation incidents by 90 percent, and reducing chemical emissions, waste and wastewater by 50 percent. Dow’s EMS defines for the businesses the “who, what, when and how” needed to achieve the policies, requirements, performance objectives, leadership expectations and public commitments. EMS is also designed to minimize the long-term cost of environmental protection and to comply with applicable laws and regulations. Security aspects of EMS were strengthened to require site vulnerability assessments to ensure appropriate safeguards to protect employees and physical assets in a post-September 11th world. Furthermore, EMS is integrated into a company-wide Management System for EH&S, Operations, Quality and Human Resources, including implementation of the global EH&S Work Process to improve EH&S performance and to ensure ongoing compliance worldwide.

UCC first works to eliminate or minimize the generation of waste and emissions at the source through research, process design, plant operations and maintenance. Next, UCC finds ways to reuse and recycle materials. Finally, unusable or non-recyclable hazardous waste is treated before disposal to eliminate or reduce the hazardous nature and volume of the waste. Treatment may include destruction by chemical, physical, biological or thermal means. Disposal of waste materials in landfills is considered only after all other options have been thoroughly evaluated. UCC has specific requirements for waste that is transferred to non-UCC facilities, including the periodic auditing of these facilities.

In 2005, the next generation of Dow’s 10-year goals were developed, which will provide continuity to the first set of goals, while also addressing a broader set of challenges. The 2015 Sustainability Goals will set the standard for sustainability in the industry by focusing on improvements in local corporate citizenship and product stewardship, and actively pursuing methods to reduce the Corporation’s environmental impact.

Chemical Security

Growing public and political attention has been placed on protecting U.S. critical infrastructure, including the chemical industry, from security threats. Terrorist attacks and natural disasters have increased concern about the security of chemical production and distribution. The focus on security is not new to UCC and UCC continues to improve its security plans, placing emphasis on the safety of UCC communities and people by being prepared to meet risks at any level and to address both internal and external identifiable risks. UCC’s security plans also are developed to avert interruptions of normal business work operations which could materially and adversely affect the Corporation’s results of operations, liquidity and financial condition.

UCC is a Responsible Care® company and adheres to the Responsible Care® Security Code that requires all aspects of security – including facility, transportation, and cyberspace – be assessed and gaps addressed. Through global implementation of the Security Code, UCC has permanently heightened the level of security – not just in the United States, but worldwide. Assessment and improvement costs are not considered material to the Corporation’s consolidated financial statements. UCC uses a risk-based approach employing the U.S. Government’s Sandia National Labs methodology to repeatedly assess the risks to sites, systems, and processes. UCC has expanded its comprehensive Distribution Risk Review process that had been in place for decades to address potential threats in all modes of transportation across its supply chain. To reduce vulnerabilities, UCC maintains security measures that meet or exceed regulatory and industry security standards in all areas in which UCC operates.

UCC continually works to strengthen partnerships with local responders, law enforcement, and security agencies and to enhance confidence in the integrity of its security and risk management program as well as strengthen its preparedness and response capabilities. UCC also works closely with its supply chain partners and strives to educate lawmakers, regulators and communities about its resolve and actions to date which are mitigating security and crisis threats.

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

Environmental Remediation

UCC accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, UCC recognizes the costs over the useful life of the facility. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note A to the Consolidated Financial Statements. To assess the impact on the consolidated financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had an accrued liability of $53 million at December 31, 2005, compared with $65 million at December 31, 2004, related to the remediation of current or former UCC-owned sites. The Corporation has not recorded any third-party recovery related to these sites as a receivable.

In addition to current and former UCC-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as “Superfund Law”), UCC is liable for remediation of other hazardous waste sites where UCC allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. UCC readily cooperates in the remediation of these sites where the Corporation’s liability is clear, thereby minimizing legal and administrative costs. Because Superfund Law imposes joint and several liability upon each party at a site, UCC has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties (“PRPs”) at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management’s estimate of the Corporation’s remaining liability for the remediation of Superfund sites was $34 million at December 31, 2005 and $39 million at December 31, 2004, which has been accrued, although the ultimate cost with respect to these sites could exceed that amount.

Information regarding environmental sites is provided below:

Environmental Sites

	UCC-owned Sites(1)		Superfund Sites(2)
	2005	2004	2005	2004
Number of sites at January 1	29	30	44	56
Sites added during year	4	—	7	4
Sites closed during year	—	(1)	(4)	(16)
Number of sites at December 31	33	29	47	44

(1) UCC-owned sites are sites currently or formerly owned by UCC, where remediation obligations are imposed (in the United States) by the Resource Conservation Recovery Act or analogous state law.
(2) Superfund sites are sites, including sites not owned by UCC, where remediation obligations are imposed by Superfund Law.

In total, the Corporation’s accrued liability for probable environmental remediation and restoration costs was $87 million at December 31, 2005, compared with $104 million at the end of 2004. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. It is the opinion of management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

The amounts charged to income on a pretax basis related to environmental remediation totaled $19 million in 2005, $18 million in 2004 and $2 million in 2003. Capital expenditures for environmental protection were $26 million in 2005, $26 million in 2004 and $20 million in 2003.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2005	2004	2003
Claims unresolved at January 1	203,416	193,891	200,882
Claims filed	34,394	58,240	122,586
Claims settled, dismissed or otherwise resolved	(91,485)	(48,715)	(129,577)
Claims unresolved at December 31	146,325	203,416	193,891
Claimants with claims against both UCC and Amchem	48,647	73,587	66,656
Individual claimants at December 31	97,678	129,829	127,235

Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, the damages alleged are not expressly identified as to UCC, Amchem or any other particular defendant, even when specific damages are alleged with respect to a specific disease or injury. In fact, there are no personal injury cases in which only the Corporation and/or Amchem are the sole named defendants. For these reasons and based upon the Corporation’s litigation and settlement experience, the Corporation does not consider the damages alleged against it and Amchem to be a meaningful factor in its determination of any potential asbestos liability.

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

In November 2004, the Corporation requested ARPC to review the Corporation’s historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2003 study. In January 2005, ARPC provided the Corporation with a report summarizing the results of its study. At December 31, 2004, the recorded asbestos-related liability for pending and future claims was $1.6 billion. Based on the low end of the range in the January 2005 study, the recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against UCC and Amchem into 2019. As in its January 2003 study, ARPC did provide estimates for a longer period of time in its January 2005 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time. Based on ARPC’s studies, the Corporation’s asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, management determined that no change to the accrual was required at December 31, 2004.

In November 2005, the Corporation requested ARPC to review the Corporation’s 2005 asbestos claim and resolution activity and determine the appropriateness of updating the January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2005. In January 2006, ARPC stated that an update of the study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation’s own review of the asbestos claim and resolution activity and ARPC’s response, the Corporation determined that no change to the accrual was required at December 31, 2005.

The asbestos-related liability for pending and future claims was $1.5 billion at December 31, 2005 and $1.6 billion at December 31, 2004. At December 31, 2005, approximately 39 percent of the recorded liability related to pending claims and approximately 61 percent related to future claims. At December 31, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs

In millions	2005	2004	2003	Aggregate Costs to Date as of Dec. 31, 2005
Defense costs	$75	$86	$110	$419
Resolution costs	$139	$300	$293	$1,065

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

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $535 million at December 31, 2005 and $712 million at December 31, 2004. At December 31, 2005, $398 million ($543 million at December 31, 2004) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31

In millions	2005	2004
Receivables for defense costs	$73	$85
Receivables for resolution costs	327	406
Total	$400	$491

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $75 million in 2005, $82 million in 2004 and $94 million in 2003, and was reflected in “Cost of sales.”

In September 2003, the Corporation filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims (the “West Virginia action”) and to facilitate an orderly and timely collection of insurance proceeds. Although the Corporation already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. In early 2004, several of the defendant insurers in the West Virginia action filed a competing action in the Supreme Court of the State of New York, County of New York. As a result of motion practice, the West Virginia action was dismissed in August 2004 on the basis of forum non conveniens (i.e., West Virginia is an inconvenient location for the parties). The comprehensive insurance coverage litigation is now proceeding in the New York courts (the “New York action”). The insurance carriers are contesting this litigation. Through the fourth quarter of 2005, the Corporation reached settlements with several of the carriers involved in the New York action. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, the Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

Summary

The amounts recorded for the asbestos-related liability and related insurance receivable described above were based upon current, known facts. However, future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries to be higher or lower than those projected or those recorded.

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

UCC uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. On an ongoing basis, the Corporation estimates the maximum gain or loss that could arise in one day, given a two-standard-deviation move in the respective price levels. These amounts are relatively insignificant in comparison to the size of the equity of the Corporation. The VAR methodology used by UCC is based primarily on the variance/covariance statistical model. The year-end VAR and average daily VAR for 2005 and 2004 are shown below:

Total Daily VAR at December 31*

	2005		2004
In millions	Year-end	Average	Year-end	Average
Interest rate	$8	$11	$16	$16

*Using a 95 percent confidence level

See Notes H and N to the Consolidated Financial Statements for further disclosure regarding market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Union Carbide Corporation:

We have audited the accompanying consolidated balance sheets of Union Carbide Corporation and subsidiaries (the “Corporation”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholder’s equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedule listed at Item 15 (a) 2.  These financial statements and financial statement schedule are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Carbide Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Midland, Michigan
February 8, 2006

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Income

(In millions) For the years ended December 31	2005	2004	2003
Net trade sales	$300	$328	$353
Net sales to related companies	6,088	5,536	4,813
Total Net Sales	6,388	5,864	5,166
Cost of sales	5,690	5,193	4,761
Research and development expenses	78	90	96
Selling, general and administrative expenses	17	20	33
Amortization of intangibles	1	4	4
Restructuring charges	11	48	—
Equity in earnings of nonconsolidated affiliates	476	582	220
Gain on sale of nonconsolidated affiliate	637	—	—
Sundry income (expense) - net	145	(70)	25
Interest income	29	8	10
Interest expense and amortization of debt discount	71	93	113
Income before Income Taxes and Minority Interests	1,807	936	414
Provision for income taxes	496	248	100
Minority interests’ share in income	—	1	1
Income before Cumulative Effect of Change in Accounting Principle	1,311	687	313
Cumulative effect of change in accounting principle	(8)	—	—
Net Income Available for Common Stockholder	$1,303	$687	$313

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

(In millions) At December 31	2005	2004
Assets
Current Assets
Cash and cash equivalents	$73	$22
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2005: $3; 2004: $4)	53	58
Related companies	508	504
Other	96	191
Notes receivable from related companies	1,631	53
Inventories	181	186
Deferred income tax assets - current	58	71
Asbestos-related insurance receivables - current	117	175
Total current assets	2,717	1,260
Investments
Investments in related companies	287	462
Investments in nonconsolidated affiliates	887	1,041
Other investments	13	23
Noncurrent receivables	62	13
Noncurrent receivable from related company	197	222
Total investments	1,446	1,761
Property
Property	7,415	7,304
Less accumulated depreciation	5,378	5,227
Net property	2,037	2,077
Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization - 2005: $120; 2004: $124)	22	20
Deferred income tax assets - noncurrent	—	452
Asbestos-related insurance receivables - noncurrent	818	1,028
Prepaid pension expense	806	655
Deferred charges and other assets	62	52
Total other assets	1,734	2,233
Total Assets	$7,934	$7,331

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

(In millions, except for share amounts) At December 31	2005	2004
Liabilities and Stockholder’s Equity
Current Liabilities
Notes payable:
Related companies	$4	$139
Other	4	4
Long-term debt due within one year	2	266
Accounts payable:
Trade	292	260
Related companies	317	270
Other	29	40
Income taxes payable	41	116
Asbestos-related liabilities - current	121	92
Accrued and other current liabilities	235	360
Total current liabilities	1,045	1,547
Long-Term Debt	822	1,006
Other Noncurrent Liabilities
Deferred income taxes payable - noncurrent	89	—
Pension and other postretirement benefits - noncurrent	455	470
Asbestos-related liabilities - noncurrent	1,384	1,549
Other noncurrent obligations	361	433
Total other noncurrent liabilities	2,289	2,452
Minority Interest in Subsidiaries	4	4
Stockholder’s Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	121	—
Retained earnings	3,736	2,433
Accumulated other comprehensive loss	(83)	(111)
Net stockholder’s equity	3,774	2,322
Total Liabilities and Stockholder’s Equity	$7,934	$7,331

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2005	2004	2003
Operating Activities
Net Income Available for Common Stockholder	$1,303	$687	$313
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	8	—	—
Depreciation and amortization	308	336	340
Provision for deferred income tax	455	225	34
Earnings/losses of nonconsolidated affiliates in excess of dividends received	(110)	(425)	(151)
Minority interests’ share in income	—	1	1
Pension contributions	(54)	(163)	(8)
Gain on sales of ownership interests in nonconsolidated affiliates, net	(707)	(1)	(20)
Gain on sales of investments, net	(9)	—	—
Gain on sales of property, net	(4)	(8)	(34)
Other net (gain) loss	(1)	(9)	1
Restructuring charges	—	29	—
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	12	15	198
Related company receivables	(1,582)	(154)	353
Inventories	5	(4)	32
Accounts payable	28	25	(34)
Related company payables	(88)	99	(297)
Other assets and liabilities	(82)	(296)	(440)
Cash provided by (used in) operating activities	(518)	357	288
Investing Activities
Capital expenditures	(230)	(145)	(109)
Proceeds from sales of property	9	12	99
Proceeds from sales of consolidated companies	—	—	1
Investments in nonconsolidated affiliates	—	(1)	(16)
Distributions from nonconsolidated affiliates	41	4	63
Changes in noncurrent receivable from related company	25	(222)	—
Collection of noncurrent notes receivable from related companies	—	—	17
Proceeds from sales of ownership interests in nonconsolidated affiliates	867	1	27
Proceeds from exchange of ownership interest in related company	296	—	—
Purchases of investments	(2)	—	(5)
Proceeds from sales of investments	12	9	16
Cash provided by (used in) investing activities	1,018	(342)	93
Financing Activities
Changes in short-term notes payable	—	2	(4)
Payments on long-term debt	(449)	(16)	(380)
Distributions to minority interests	—	—	(1)
Cash used in financing activities	(449)	(14)	(385)
Summary
Increase (Decrease) in cash and cash equivalents	51	1	(4)
Cash and cash equivalents at beginning of year	22	21	25
Cash and cash equivalents at end of year	$73	$22	$21

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Stockholder’s Equity

(In millions) For the years ended December 31	2005	2004	2003
Common stock
Balance at beginning and end of year	$—	$—	$—
Additional paid-in capital
Balance at beginning of year	—	—	—
Deemed capital contribution	121	—	—
Balance at end of year	121	—	—
Retained earnings
Balance at beginning of year	2,433	1,746	1,433
Net income	1,303	687	313
Balance at end of year	3,736	2,433	1,746
Accumulated other comprehensive loss, net of tax
Unrealized gains on investments at beginning of year	—	5	1
Unrealized gains (losses)	—	(5)	4
Balance at end of year	—	—	5
Cumulative translation adjustments at beginning of year	(56)	(49)	(68)
Translation adjustments	(16)	(7)	19
Balance at end of year	(72)	(56)	(49)
Minimum pension liability at beginning of year	(55)	(311)	(271)
Adjustment for sale of nonconsolidated affiliate	43	—	—
Adjustments	—	256	(40)
Balance at end of year	(12)	(55)	(311)
Accumulated derivative loss at beginning of year	—	(3)	(6)
Net hedging results	1	3	3
Balance at end of year	1	—	(3)
Total accumulated other comprehensive loss	(83)	(111)	(358)
Net Stockholder’s Equity	$3,774	$2,322	$1,388

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31	2005	2004	2003
Net Income Available for Common Stockholder	$1,303	$687	$313
Other Comprehensive Income (Loss), Net of Tax (tax amounts shown below for 2005, 2004, 2003)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the year (Net of Tax of $0, $0, $0)	—	(5)	3
Less: Reclassification adjustments for net amounts included in net income (Net of Tax of $0, $0, $1)	—	—	1
Cumulative translation adjustments	(16)	(7)	19
Minimum pension liability adjustment, including effect of sale of nonconsolidated affiliate in 2005 (Net of Tax of $0, $149, $(3))	43	256	(40)
Net gain on cash flow hedging derivative instruments	1	3	3
Total other comprehensive income (loss)	28	247	(14)
Comprehensive Income	$1,331	$934	$299

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE A     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Principles of Consolidation and Basis of Presentation

Except as otherwise indicated by the context, the terms “Corporation” and “UCC” as used herein mean Union Carbide Corporation and its consolidated subsidiaries. The accompanying consolidated financial statements of the Corporation were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Corporation exercises control and, when applicable, entities for which the Corporation has a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation. Investments in nonconsolidated affiliates (20–50 percent owned companies, joint ventures and partnerships) are accounted for on the equity basis.

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

Certain reclassifications of prior years’ amounts have been made to conform to the presentation adopted for 2005.

Related Companies

Transactions with the Corporation’s parent company, Dow, or other Dow subsidiaries have been reflected as related company transactions in the consolidated financial statements. See Note N for further discussion.

Use of Estimates in Financial Statement Preparation

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Corporation’s consolidated financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

Foreign Currency Translation

The Corporation’s consolidated subsidiaries are primarily based in the United States. The Corporation has small subsidiaries in Asia Pacific. For those subsidiaries, the local currency has been primarily used as the functional currency. Translation gains and losses of those operations that use local currency as the functional currency are included in the consolidated balance sheets in “Accumulated other comprehensive income (loss)” (“AOCI”). Where the U.S. dollar is used as the functional currency, foreign currency gains and losses are reflected in income.

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

The Corporation utilizes derivative instruments to manage exposures to currency exchange rates. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are reported in income or AOCI, depending on the use of the derivative and whether it qualifies for hedge accounting treatment under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

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

Impairment and Disposal of Long-Lived Assets

The Corporation evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not expected to be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of. Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased.

Investments in Related Companies

Investments in related companies consist of the Corporation’s ownership interests in Dow subsidiaries located in Europe and Latin America. Through December 14, 2005, the Corporation had an ownership interest in a Dow subsidiary located in Canada. Investments in the Dow subsidiaries have been accounted for using the cost method.

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

The excess of the cost of investments in subsidiaries over the values assigned to assets and liabilities is shown as goodwill and is subject to the impairment provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Absent any impairment indicators, recorded goodwill is tested for impairment in conjunction with the annual budgeting process by comparing the fair value of each reporting unit, determined using a discounted cash flow method, with its carrying value.

Revenue

Substantially all of the Corporation’s revenues are from transactions with Dow. Sales are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”  Approximately 97 percent of the Corporation’s sales are related to sales of product, while 3 percent is related to the licensing of patents and technology.

Revenue for product sales is recognized as risk and title to the product transfer to the customer, which for trade sales, usually occurs at the time shipment is made. Substantially all of the Corporation’s trade sales are sold F.O.B (“free on board”) shipping point or, with respect to countries other than the United States, an equivalent basis. Title to the product for trade sales passes when the product is delivered to the freight carrier. UCC’s standard terms of delivery are included in its contracts of sale, order confirmation documents, and invoices. Freight costs and any directly related associated costs of transporting finished product are recorded as “Cost of sales.”

Revenue for product sales to related companies is recognized as risk and title to the product transfer to the related company, which occurs either at the time production is complete or F.O.B Supplier’s (UCC’s) manufacturing facility, in accordance with the sales agreement between the Corporation and Dow. Revenue related to the initial licensing of patents and technology is recognized when earned; revenue related to running royalties is recognized according to licensee production levels.

Legal Costs

The Corporation expenses legal costs, including those legal costs expected to be incurred in connection with a loss contingency, as incurred.

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

The Corporation is included in Dow’s consolidated federal income tax group and consolidated income tax return. The Corporation uses the separate return method to account for its income taxes; accordingly, there is no difference between the method used to account for income taxes at the UCC level and the formula in the Dow-UCC Tax Sharing Agreement used to compute the amount due to Dow or UCC for UCC’s share of taxable income and tax attributes on Dow’s consolidated income tax return.

Accounting Changes

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The FSP provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) to a sponsor of a postretirement health care plan that has concluded that prescription drug benefits available under the plan are “actuarially equivalent” to Medicare Part D and thus qualify for a subsidy under the Act. The Corporation adopted the provisions of FSP No. FAS 106-2 in the third quarter of 2004. See Note L regarding the impact of adoption and the required disclosures.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Because the Corporation has used nameplate capacity to calculate product costs, the impact of adoption of SFAS No. 151 on January 1, 2006 will have an immaterial favorable impact on the Corporation’s consolidated financial statements in the first quarter of 2006.

In December 2004, the FASB issued revised SFAS No. 123 (“SFAS No. 123R”), “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement, which requires that the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. As issued, the statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. In March 2005, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Dow will apply the guidance of this SAB as it adopts SFAS No. 123R. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance date for SFAS No. 123R, allowing companies to implement the statement at the beginning of their next fiscal year that begins after June 15, 2005. Dow will adopt SFAS No. 123R on January 1, 2006. The Corporation will continue to be allocated the portion of expense relating to its employees who receive stock-based compensation, which was $8 million in 2005, $10 million in 2004 and $1 million in 2003.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” The statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Corporation determined that its practices are consistent with the guidance of this statement; therefore, the adoption of SFAS No. 153 on July 1, 2005, had no impact on the Corporation’s consolidated financial statements.

In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” indicating that this deduction should be accounted for as a special deduction in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Beginning in 2005, the Corporation recognizes the allowable deductions as qualifying activity occurs.

In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides a practical exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. The American Jobs Creation Act of 2004 (the “AJCA”) introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. In May 2005, tax authorities released the clarifying language necessary to enable Dow to complete its determination regarding the repatriation and reinvestment of foreign earnings. In December 2005, Dow repatriated funds from a foreign entity that is partially owned by the Corporation. Since the Corporation is included in Dow’s consolidated federal income tax group and consolidated tax return, the Corporation recognized an immaterial impact of the repatriation provision of the AJCA, in accordance with the terms of the Dow-UCC Tax Sharing Agreement.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies the term conditional asset retirement obligation as used in SFAS No. 143 as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Corporation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN No. 47 on December 31, 2005 resulted in the recognition of an asset retirement obligation of $12 million and a charge of $8 million (net of tax of $4 million), which was included in “Cumulative effect of changes in accounting principles.”

In accordance with FIN No. 47, the Corporation has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. At December 31, 2005, the aggregate carrying amount of conditional asset retirement obligations recognized by the Corporation was $12 million. These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”

If the conditional asset retirement obligation measurement and recognition provisions of FIN No. 47 had been in effect on January 1, 2004, the aggregate carrying amount of those obligations on that date would have been $11 million. The aggregate amount of those obligations would have been $12 million on December 31, 2004. If the amortization of asset retirement cost and accretion of asset retirement obligation provisions of SFAS No. 143, as interpreted by FIN No. 47, had been in effect during 2003 and 2004, the impact on “Net Income Available to Common Stockholder” each year would have been immaterial.

Due to the long term, productive nature of the Corporation’s manufacturing operations, absent plans or expectations of plans to initiate asset retirement activities, the Corporation is unable to determine potential settlement dates to be used in fair value calculations for estimating conditional asset retirement obligations. As such, the Corporation has not recognized conditional asset retirement obligations when there are no plans or expectations of plans to undertake a major renovation or demolition project that would require the removal of asbestos. In addition, the Corporation has not recognized conditional asset retirement obligations for the contractually required demolition of facilities at non UCC-owned sites when there are no plans or expectations of plans to exit the site. The Corporation is unable to reasonably estimate the fair value of such liabilities since the potential settlement dates cannot be determined at this time.

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

NOTE B     RESTRUCTURING

2005 Restructuring

In the fourth quarter of 2005, the Corporation made certain decisions regarding non-strategic assets. These decisions resulted in the write-off of the net book value of three research and development pilot plants in the South Charleston, West Virginia facility totaling $11 million and included in “Restructuring charges” in the consolidated statements of income.

2004 Restructuring

In the second quarter of 2004, the Corporation recorded restructuring charges totaling $48 million resulting from decisions made by management in the second quarter relative to employment levels as Dow restructured its business organization and as the Corporation finalized plans for additional plant shutdowns and divestitures (see Note E). The charges included severance of $21 million for a workforce reduction of approximately 360 people, most of whom ended their employment with UCC by the end of the third quarter of 2004, and curtailment costs of $9 million associated with UCC’s defined benefit plans (see Note L).

As of December 31, 2004, the Corporation’s workforce had been reduced by 325 people due to this restructuring. Severance of $11 million was paid to 225 former employees; severance of $6 million was deferred until 2005 by 100 former employees. At December 31, 2004, an accrual of $4 million (excluding the deferred severance) remained for approximately 70 employees.

In the second quarter of 2005, the estimated workforce reduction was revised to reflect employee redeployment and the severance accrual was reduced by $2 million (reflected in “Cost of sales”), bringing the 2004 employee-related restructuring program to a close. As of December 31, 2005, the Corporation’s workforce had been reduced by 349 people due to this restructuring and severance of $19 million had been paid.

NOTE C     INVENTORIES

The following table provides a breakdown of inventories at December 31, 2005 and 2004:

Inventories at December 31

In millions	2005	2004
Finished goods	$30	$60
Work in process	26	25
Raw materials	41	32
Supplies	84	69
Total inventories	$181	$186

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $164 million at December 31, 2005 and $139 million at December 31, 2004. The inventories that were valued on a LIFO basis, principally U.S. chemicals and plastics product inventories, represented 41 percent of the total inventories at December 31, 2005 and 49 percent of the total inventories at December 31, 2004.

A reduction of certain inventories resulted in the liquidation of some of the Corporation’s LIFO inventory layers, which increased pretax income $4 million in 2005 and $2 million in 2003.

NOTE D     PROPERTY

	Estimated
Property at December 31 In millions	Useful Lives (Years)	2005	2004
Land	—	$48	$51
Land and waterway improvements	15-25	210	209
Buildings	5-55	559	558
Machinery and equipment	3-20	5,915	5,845
Utility and supply lines	5-20	71	62
Other	3-30	409	428
Construction in progress	—	203	151
Total property		$7,415	$7,304

In millions	2005	2004	2003
Depreciation expense	$282	$312	$317
Manufacturing maintenance and repair costs	$234	$172	$194
Capitalized interest	$9	$6	$4

NOTE E     IMPAIRMENT OF LONG-LIVED ASSETS

In the first quarter of 2003, certain studies regarding non-strategic or under-performing assets were completed and management made decisions relative to certain assets. These decisions resulted in the write-off of the net book value of three manufacturing facilities totaling $24 million and included in “Cost of sales” (the largest of which was $16 million associated with the impairment of the ethylene production facilities in Seadrift, Texas, which was shut down in the third quarter of 2003), and the impairment of a chemical transport vessel (sold in the second quarter of 2003) of $11 million included in “Sundry income (expense) – net.”

In the second quarter of 2004, the Corporation finalized plans for additional plant shutdowns and divestitures. The resulting asset impairments totaling $18 million related to the shutdown of a latex manufacturing facility ($8 million) and the pending sale of a marine terminal ($10 million), and were included in “Restructuring charges.” The sale of the marine terminal was completed in the third quarter of 2004.

NOTE F     SIGNIFICANT NONCONSOLIDATED AFFILIATES

The Corporation’s investments in related companies accounted for on the equity method (“nonconsolidated affiliates”) were $887 million at December 31, 2005 and $1,041 million at December 31, 2004. The carrying value of the Corporation’s investments in nonconsolidated affiliates was $15 million more than its share of the investees’ net assets at December 31, 2004 ($0 at December 31, 2005), exclusive of EQUATE Petrochemical Company K.S.C. (“EQUATE”). At December 31, 2005, the Corporation’s investment in EQUATE was $34 million less than its proportionate share of the underlying net assets ($54 million at December 31, 2004). This amount represents the difference between EQUATE’s value of certain assets and the Corporation’s related valuation on a U.S. GAAP basis and as such is being amortized over the remaining two-year useful life of those assets.

In November 2004, the Corporation sold a 2.5 percent interest in EQUATE to National Bank of Kuwait for $104 million. In March 2005, these shares were sold to private Kuwaiti investors thereby completing the restricted transfer and reducing the Corporation’s ownership interest from 45 percent to 42.5 percent. A pretax gain of $70 million was recorded in the first quarter of 2005 related to the sale of these shares.

On November 30, 2005, the Corporation completed the sale of its indirect 50 percent interest in UOP LLC (“UOP”) to a wholly owned subsidiary of Honeywell International, Inc. for a purchase price of $867 million, resulting in a pretax gain of $637 million in the fourth quarter of 2005.

UCC’s principal nonconsolidated affiliates and the Corporation’s ownership interest for each at December 31, 2005, 2004 and 2003 are shown below:

Principal Nonconsolidated Affiliates at December 31

	Ownership Interest
	2005	2004	2003
EQUATE Petrochemical Company K.S.C.	42.5%	45%	45%
Nippon Unicar Company Limited	50%	50%	50%
The OPTIMAL Group:
OPTIMAL Chemicals (Malaysia) Sdn Bhd	50%	50%	50%
OPTIMAL Glycols (Malaysia) Sdn Bhd	50%	50%	50%
OPTIMAL Olefins (Malaysia) Sdn Bhd	23.75%	23.75%	23.75%
Univation Technologies, LLC	50%	50%	50%
UOP LLC	—	50%	50%

The Corporation’s investment in the principal nonconsolidated affiliates was $876 million at December 31, 2005 and $1,029 million at December 31, 2004, and its equity in their earnings was $473 million in 2005, $577 million in 2004 and $220 million in 2003. All of the nonconsolidated affiliates in which the Corporation has investments are privately held companies; therefore, quoted market prices are not available. The summarized financial information presented below represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

Summarized Balance Sheet Information at December 31

In millions	2005	2004
Current assets	$1,479	$1,901
Noncurrent assets	2,304	2,923
Total assets	$3,783	$4,824
Current liabilities	$772	$1,208
Noncurrent liabilities	666	1,318
Total liabilities	$1,438	$2,526

Summarized Income Statement Information

In millions	2005(1)	2004	2003
Sales	$3,898	$3,618	$2,690
Gross profit	$1,695	$1,590	$977
Net income	$1,117	$1,282	$456

(1) The summarized income statement information for 2005 includes the results for UOP from January 1, 2005 through November 30, 2005.

Dividends received from nonconsolidated affiliates were $366 million in 2005, $157 million in 2004 and $68 million in 2003. The Corporation has received distributions of capital from certain nonconsolidated affiliates which resulted in corresponding reductions in the Corporation’s investment in those nonconsolidated affiliates, but did not affect the Corporation’s ownership percentages. In 2005, distributions totaling $41 million were received from Nippon Unicar and OPTIMAL. In 2003, $63 million was received from EQUATE.

Undistributed earnings of nonconsolidated affiliates included in retained earnings were $485 million at December 31, 2005 and $422 million at December 31, 2004.

NOTE G     GOODWILL AND OTHER INTANGIBLE ASSETS

During the fourth quarter of 2005, impairment tests for goodwill were performed in conjunction with the annual budgeting process. As a result of this review, it was determined that no goodwill impairments existed.

The following table provides information regarding the Corporation’s other intangible assets:

Other Intangible Assets at December 31

	2005			2004
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(32)	$1	$36	$(35)	$1
Patents	4	(2)	2	4	(2)	2
Software	104	(85)	19	103	(86)	17
Other	1	(1)	—	1	(1)	—
Total	$142	$(120)	$22	$144	$(124)	$20

During 2005, the Corporation acquired software for $4 million. The weighted-average amortization period for the acquired software is five years.

Amortization expense for other intangible assets (not including software) was $1 million in 2005 and $4 million in 2004 and 2003. Amortization expense for software, which is included in “Cost of Sales,” totaled $3 million in 2005, $3 million in 2004 and $2 million in 2003. Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense
for Next Five Years

In millions
2006	$4
2007	$4
2008	$4
2009	$4
2010	$3

NOTE H     FINANCIAL INSTRUMENTS

Investments

The Corporation’s investments in marketable securities are primarily classified as available-for-sale. The Corporation’s investments in debt securities had contractual maturities of one to five years at December 31, 2005.

Investing Results

In millions	2005	2004	2003
Proceeds from sales of available-for-sale securities	—	$1	$16
Gross realized gains	—	$1	—
Gross realized losses	—	—	$(3)

Fair Value of Financial Instruments at December 31

	2005				2004
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities:
Debt securities	$10	—	—	$10	$5	—	—	$5
Equity securities	1	—	—	1	5	—	—	5
Total	$11	—	—	$11	$10	—	—	$10
Long-term debt including debt due within one year	$(824)	—	$(45)	$(869)	$(1,272)	$3	$(36)	$(1,305)

Cost approximates fair value for all other financial instruments.

The Corporation enters into foreign exchange forward contracts to hedge various currency exposures, primarily related to assets and liabilities denominated in foreign currencies. The primary business objective of the activity is to optimize the U.S. dollar value of the Corporation’s assets and liabilities. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At December 31, 2005, the Corporation had forward contracts to buy, sell or exchange foreign currencies, with expiration dates in the first quarter of 2006, which were immaterial. The Corporation did not designate any derivatives as hedges at December 31, 2005 and 2004.

During the three-year period ended December 31, 2005, nonconsolidated affiliates of the Corporation have had hedging activities that were accounted for as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The Corporation’s proportionate share of the hedging results recorded in accumulated other comprehensive income by the nonconsolidated affiliates was reported as net hedging results in the Corporation’s Consolidated Statements of Stockholder’s Equity in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

NOTE I     SUPPLEMENTARY INFORMATION

Accrued and Other Current Liabilities at December 31

In millions	2005	2004
Accrued payroll	$23	$22
Interest payable	13	22
Accrued miscellaneous taxes	42	30
Impairment of unused office space	21	29
Postretirement benefit obligation	63	58
Deferred income	19	132
Other	54	67
Total	$235	$360

Other Noncurrent Obligations at December 31

In millions	2005	2004
Environmental remediation costs	$87	$104
Impairment of unused office space	—	13
Deferred income	92	95
Other	182	221
Total	$361	$433

Sundry Income (Expense) – Net

In millions	2005	2004	2003
Net gain on sales of assets and securities (1)	$17	$8	$54
Net gain on sale of ownership interest in EQUATE	70	—	—
Foreign exchange gain (loss)	1	9	(1)
Related company commissions, net	(47)	(62)	(50)
Dividend income – related companies	118	—	—
Other - net	(14)	(25)	22
Total	$145	$(70)	$25

(1) 2003 included a gain of $35 million on the sale of several product lines of Amerchol Corporation, a wholly owned subsidiary.

Other Supplementary Information

In millions	2005	2004	2003
Cash payments for interest	$88	$98	$119
Cash payments for income taxes	$89	$66	$17
Provision for doubtful receivables (1)	—	—	$(1)

(1) Included in “Selling, general and administrative expenses” in the consolidated statements of income.

NOTE J     COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Corporation had accrued obligations of $104 million at December 31, 2004 for environmental remediation and restoration costs, including $39 million for the remediation of Superfund sites. At December 31, 2005, the Corporation had accrued obligations of $87 million for environmental remediation and restoration costs, including $34 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

The following table summarizes the activity in the Corporation’s accrued obligations for environmental matters for the years ended December 31, 2005 and 2004:

Accrued Liability for Environmental Matters

In millions	2005	2004
Balance at beginning of year	$104	$109
Additional accruals	19	18
Charges against reserve	(36)	(23)
Balance at end of year	$87	$104

The amounts charged to income on a pretax basis related to environmental remediation totaled $19 million in 2005, $18 million in 2004 and $2 million in 2003. Capital expenditures for environmental protection were $26 million in 2005 and 2004, and $20 million in 2003.

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

In November 2004, the Corporation requested ARPC to review the Corporation’s historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2003 study. In response to that request, ARPC reviewed and analyzed data through November 14, 2004, and again concluded that it was not possible to estimate the full range of the cost of resolving future asbestos-related claims against UCC and Amchem because of various uncertainties associated with the litigation of those claims. ARPC did advise, however, that it was reasonable and feasible to construct a new estimate of the cost of resolving current and future asbestos-related claims using the same two widely used forecasting methodologies used by ARPC in its January 2003 study, if certain assumptions were made. As a result, the following assumptions were made and then used by ARPC:

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

The resulting study completed by ARPC in January 2005 stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2017 was estimated to be between approximately $1.5 billion and $2.0 billion, depending on which of two accepted methodologies was used. At December 31, 2004, the recorded asbestos-related liability for pending and future claims was $1.6 billion. Based on the low end of the range in the January 2005 study, the recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against UCC and Amchem into 2019. As in its January 2003 study, ARPC did provide estimates for a longer period of time in its January 2005 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time. Based on ARPC’s studies, the Corporation’s asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, management determined that no change to the accrual was required at December 31, 2004.

In November 2005, the Corporation requested ARPC to review the Corporation’s 2005 asbestos claim and resolution activity and determine the appropriateness of updating the January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2005. In January 2006, ARPC stated that an update of the study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation’s own review of the asbestos claim and resolution activity and ARPC’s response, the Corporation determined that no change to the accrual was required at December 31, 2005.

The asbestos-related liability for pending and future claims was $1.5 billion at December 31, 2005 and $1.6 billion at December 31, 2004. At December 31, 2005, approximately 39 percent of the recorded liability related to pending claims and approximately 61 percent related to future claims. At December 31, 2004, approximately 37 percent of the recorded liability related to pending claims and approximately 63 percent related to future claims.

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

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $535 million at December 31, 2005 and $712 million at December 31, 2004. At December 31, 2005, $398 million ($543 million at December 31, 2004) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31

In millions	2005	2004
Receivables for defense costs	$73	$85
Receivables for resolution costs	327	406
Total	$400	$491

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $75 million in 2005, $82 million in 2004 and $94 million in 2003, and was reflected in “Cost of sales.”

In September 2003, the Corporation filed a comprehensive insurance coverage case in the Circuit Court for Kanawha County in Charleston, West Virginia, seeking to confirm its rights to insurance for various asbestos claims (the “West Virginia action”) and to facilitate an orderly and timely collection of insurance proceeds. Although the Corporation already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. In early 2004, several of the defendant insurers in the West Virginia action filed a competing action in the Supreme Court of the State of New York, County of New York. As a result of motion practice, the West Virginia action was dismissed in August 2004 on the basis of forum non conveniens (i.e., West Virginia is an inconvenient location for the parties). The comprehensive insurance coverage litigation is now proceeding in the New York courts (the “New York action”). The insurance carriers are contesting this litigation. Through the fourth quarter of 2005, the Corporation reached settlements with several of the carriers involved in the New York action. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, the Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

The amounts recorded for the asbestos-related liability and related insurance receivable described above were based upon current, known facts. However, future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries to be higher or lower than those projected or those recorded.

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

Purchase Commitments

At December 31, 2005, the Corporation had various outstanding commitments for take or pay agreements, with terms extending from one to five years. Such commitments were not in excess of current market prices. The Corporation had an agreement for the purchase of ethylene-related products in Canada; the Corporation assigned its rights and obligations under this purchase agreement to a wholly owned subsidiary of Dow in December 2003. Total purchases under the ethylene-related agreement were $93 million in 2003.

The fixed and determinable portion of obligations under purchase commitments at December 31, 2005 is presented in the following table:

Fixed and Determinable Portion of Take or Pay Obligations
at December 31, 2005

In millions
2006	$10
2007	10
2008	8
2009	8
2010	5
Total	$41

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

The following table provides a summary of the final expiration, maximum future payments, and recorded liability reflected in the consolidated balance sheets for these guarantees.

Guarantees

In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees at December 31, 2005	2014	$92	$2
Guarantees at December 31, 2004	2014	$114	$2

NOTE K    NOTES PAYABLE AND LONG-TERM DEBT

Notes payable consists primarily of a revolving credit agreement with Dow.

Notes Payable at December 31

In millions	2005	2004
Notes payable – related companies	$4	$139
Notes payable – other	4	4
Total	$8	$143
Year-end average interest rates	4.95%	2.36%

Long-Term Debt at December 31

In millions	2005 Average Rate	2005	2004 Average Rate	2004
Promissory notes and debentures:
6.70% Notes due 2009	6.70%	$250	6.70%	$250
8.75% Debentures due 2022 (1)	8.75%	—	8.75%	117
7.875% Debentures due 2023	7.875%	175	7.875%	175
6.79% Debentures due 2025 (2)	6.79%	12	6.79%	250
7.50% Debentures due 2025	7.50%	150	7.50%	150
7.75% Debentures due 2096	7.75%	200	7.75%	200
Other facilities – various rates and maturities:
Pollution control/industrial revenue bonds, varying maturities through 2023 (1)	5.07%	40	6.51%	136
Unexpended construction funds	—	—	—	(2)
Unamortized debt discount	—	(3)	—	(4)
Long-term debt due within one year (2)	—	(2)	—	(266)
Total	—	$822	—	$1,006

(1) In 2005, approximately $198 million of callable bonds were repaid at the election of the Corporation.

(2) Between April 1 and May 1, 2005, holders could have elected to have their debentures repaid by the Corporation on June 1, 2005. Accordingly, the $250 million was included in “Long-term debt due within one year” at December 31, 2004. At December 31, 2005, $12 million of these debentures remained and was included in “Long-Term Debt.”

Annual Installments on Long-Term Debt
for the Next Five Years

In millions
2006	$2
2007	—
2008	—
2009	$250
2010	—

The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typical based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. As of December 31, 2005, the Corporation was in compliance with all of the covenants and default provisions referred to above.

NOTE L     PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

The Corporation has a defined benefit pension plan that covers substantially all employees in the United States. Benefits are based on length of service and the employee’s three highest consecutive years of compensation. The Corporation also has a non-qualified supplemental pension plan.

The Corporation’s funding policy is to contribute to the plans when pension laws and economics either require or encourage funding. In 2005, UCC contributed $54 million to its pension plans. In 2006, UCC does not expect to contribute assets to its qualified pension plan.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

Pension Plan Assumptions

	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2005	2004	2005	2004
Discount rate	5.65%	5.875%	5.875%	6.25%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%	4.50%
Long-term rate of return on assets	—	—	8.75%	9.00%

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

The accumulated benefit obligation for all defined benefit pension plans was $3.8 billion at December 31, 2005 and December 31, 2004.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at December 31

In millions	2005	2004
Projected benefit obligation	$20	$20
Accumulated benefit obligation	$20	$20
Fair value of plan assets	—	—

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

The Corporation funds most of the cost of these health care and life insurance benefits as incurred. In 2006, UCC does not expect to contribute assets to its other postretirement benefit plans.

The weighted-average assumptions used to determine other postretirement benefit obligations and net periodic benefit costs for the plans are provided in the following table:

Plan Assumptions for Other Postretirement Benefits

	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2005	2004	2005	2004
Discount rate	5.60%	5.875%	5.875%	6.25%
Initial health care cost trend rate	9.54%	10.25%	10.25%	6.79%
Ultimate health care cost trend rate, assumed to be reached in 2011	6.00%	6.00%	6.00%	6.79%

Increasing or decreasing the assumed medical cost trend rate by 1 percentage point in each year would have an immaterial impact on the accumulated postretirement benefit obligation at December 31, 2005 and on the net periodic postretirement benefit cost for the year.

Impact of Remeasurement in the Third Quarter of 2004

In the third quarter of 2004, an expense remeasurement of the Corporation’s pension and other postretirement benefit plans was completed as of June 30, 2004, due to a curtailment as defined in SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” related to a workforce reduction (see Note B). The remeasurement resulted in a $3 million increase in net periodic postretirement benefit cost for 2004 and a $3 million decrease in net periodic pension expense for 2004.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Act also provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Based on regulations issued in the third quarter of 2004, the Corporation determined that the benefits provided by its retiree medical plans are actuarially equivalent to Medicare Part D under the Act and remeasured its net periodic cost for other postretirement benefit plans for the effect of the Act. The impact of this remeasurement was a reduction of $12.5 million in the accumulated postretirement benefit obligation as of January 1, 2004, for actuarial purposes only, and a reduction in net periodic postretirement benefit cost of $2 million for 2004.

Net Periodic Benefit Cost (Credit) for all Significant Plans

	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2005	2004	2003	2005	2004	2003
Service cost	$26	$26	$27	$4	$4	$10
Interest cost	217	223	233	35	36	40
Expected return on plan assets	(341)	(353)	(372)	—	—	—
Amortization of prior service cost (credit)	2	2	3	(2)	(7)	(6)
Amortization of net loss	3	2	1	5	4	5
Special termination/curtailment cost (1)	—	2	—	—	7	—
Net periodic benefit cost (credit)	$(93)	$(98)	$(108)	$42	$44	$49

(1) See Note B for information regarding curtailment costs recorded in the second quarter of 2004.

Change in Projected Benefit Obligation, Plan Assets and Funded Status of all Significant Plans

	Defined Benefit Pension Plan		Other Postretirement Benefits
In millions	2005	2004	2005	2004
Change in projected benefit obligation:
Benefit obligation at beginning of year	$3,832	$3,743	$625	$624
Service cost	26	26	4	4
Interest cost	217	223	35	36
Amendments	—	2	—	6
Actuarial changes in assumptions and experience	87	123	(30)	11
Benefits paid	(280)	(284)	(51)	(64)
Special termination/curtailment cost (credit)	—	(1)	—	8
Benefit obligation at end of year	$3,882	$3,832	$583	$625

Change in plan assets:
Market value of plan assets at beginning of year	$3,855	$3,658	—	—
Actual return on plan assets	271	409	—	—
Employer contributions	54	163	—	—
Asset transfer	(15)	(91)	—	—
Benefits paid	(280)	(284)	—	—
Market value of plan assets at end of year	$3,885	$3,855	—	—

Funded status and net amounts recognized:
Plan assets in excess of (less than) benefit obligation	$3	$23	$(583)	$(625)
Unrecognized prior service cost (credit)	14	16	(17)	(19)
Unrecognized net loss	789	616	95	130
Net amounts recognized in the consolidated balance sheets	$806	$655	$(505)	$(514)

Net amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(20)	$(19)	$(505)	$(514)
Prepaid benefit cost	806	655	—	—
Other comprehensive income	20	19	—	—
Net amounts recognized in the consolidated balance sheets	$806	$655	$(505)	$(514)

The Corporation uses a December 31 measurement date for all of its plans.

Estimated Future Benefit Payments

The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments
at December 31, 2005

In millions	Defined Benefit Pension Plans	Other Postretirement Benefits
2006	$277	$60
2007	271	57
2008	271	54
2009	266	52
2010	261	49
2011 through 2015	1,297	210
Total	$2,643	$482

Plan Assets

Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers. At December 31, 2005, plan assets totaled $3.9 billion and included Dow common stock with a value of $158 million (4 percent of total plan assets). At December 31, 2004, plan assets totaled $3.9 billion and included Dow common stock with a value of $176 million (4 percent of total plan assets).

Weighted-Average Allocation of Plan Assets
at December 31

	2005	2004
Equity securities	59%	60%
Debt securities	25%	28%
Other	16%	12%
Total	100%	100%

Investment Strategy and Risk Management for Plan Assets

The Corporation’s investment strategy for the plan assets is to manage the assets in order to pay retirement benefits to plan participants while minimizing cash contributions from the Corporation over the life of the plans. This is accomplished by preserving capital through diversification in high-quality investments and earning an acceptable long-term rate of return consistent with an acceptable degree of risk, while considering the liquidity needs of the plans.

The plans are permitted to use derivative instruments for investment purposes, as well as for hedging the underlying asset exposure and re-balancing the asset allocation. The plans use value at risk to monitor risk in the portfolios.

An asset/liability study using the plans’ projected total benefit obligation was conducted to determine the optimal strategic asset allocation to meet the plans’ long-term investment strategy. The study was conducted by the Corporation’s actuary and corroborated with other outside experts. The plans’ asset allocation will move toward the strategic target allocation shown below when the Corporation believes it is prudent to do so.

Strategic Target Allocation of Plan Assets

Asset Category	Target Allocation	Range
Equity securities	40%	+/- 18%
Debt securities	40%	+/- 10%
Real estate	5%	+/- 2%
Other	15%	+/- 6%
Total	100%

NOTE M     LEASED PROPERTY

The Corporation has operating leases primarily for facilities and distribution equipment. The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Minimum Operating Lease Commitments
at December 31, 2005

In millions
2006	$40
2007	10
2008	4
2009	1
2010	1
2011 and thereafter	1
Total	$57
Less: future sublease rentals	21
Net minimum rental commitments	$36

The Corporation’s Danbury, Connecticut, office building lease represents $23 million of the net minimum rental commitment. Rental expenses under operating leases (net of sublease rental income of $20 million in 2005, $17 million in 2004 and $16 million in 2003) were $64 million in 2005, $65 million in 2004 and $74 million in 2003.

NOTE N     RELATED PARTY TRANSACTIONS

The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow in accordance with the terms of Dow’s long-standing intercompany pricing policies. The application of these policies results in products being sold to and purchased from Dow at market-based prices. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) – net” in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $2.5 billion in 2005, $2.2 billion in 2004 and $1.5 billion in 2003.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. At December 31, 2005, the Corporation had a note receivable of $1.6 billion from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity. Proceeds from the sale of UCC’s 50 percent indirect interest in UOP (see Note F) and the Dow Canada ownership restructuring (see below) late in the fourth quarter contributed to the increase in the note receivable balance at
December 31, 2005.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2006, however, Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At December 31, 2005, $814 million was available under the revolving credit agreement. The cash collateral was reported as “Noncurrent receivable from related company” in the consolidated balance sheets.

The losses and additional costs incurred by the Corporation due to hurricane Katrina were covered by the Corporation’s insurance program. In 2005, the Corporation received $20 million from its insurer (an affiliate of Dow) and had an insurance receivable for losses incurred of $105 million at December 31, 2005. Additionally, the Corporation has insurance coverage for lost sales and margins caused by hurricane Katrina. No amount of recovery for lost sales and margins has been recognized at December 31, 2005, and will only be recognized when the amount of recovery is realized through agreement amongst the insurers.

In 2005, the Corporation received cash dividends of approximately $118 million from its related company investments, including $86 million from Dow International Holdings Company and $29 million from Dow Chemical Canada Inc. (“Dow Canada”), which were included in “Sundry income (expense) – net”).

In December 2005, the ownership of Dow Canada was restructured whereby the Corporation received an 11.2 percent ownership interest in Dow Canada Holding LP and a cash distribution of approximately $296 million in exchange for the Corporation’s 11.2 percent ownership interest in Dow Canada. The cash distribution reduced the carryover basis of the investment in Dow Canada Holding LP to zero and the remaining $121 million was treated as a deemed capital contribution in “Additional paid-in capital” on the consolidated balance sheets. The Corporation accounts for its 11.2 percent partnership interest in Dow Canada Holding LP using the equity method.

In October 2004, the Corporation sold certain NOx emission allowances to Dow for approximately $13 million (included in “Sundry income (expense) – net”).

NOTE O      INCOME TAXES

Operating loss carryforwards at December 31, 2005 amounted to less than $1 million compared with $163 million at the end of 2004. Of the operating loss carryforwards, most are subject to expiration in the years 2006 through 2010. The remaining balances have an indefinite carryforward period. Tax credit carryforwards at December 31, 2005 amounted to $144 million ($485 million at December 31, 2004), all of which expire in years beyond 2010.

Due to higher taxable income in the United States in 2003, in combination with the execution of new tax planning strategies, the Corporation expected to be able to utilize foreign tax credits that might have otherwise expired unused; therefore, at December 31, 2003, the valuation allowance of $59 million related to foreign tax credits was reversed.

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $74 million at December 31, 2005, $84 million at December 31, 2004 and $83 million at December 31, 2003. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

The reserve for tax contingencies related to issues in the United States and foreign locations was $156 million at December 31, 2005 and $221 at December 31, 2004. This balance is the Corporation’s best estimate of the potential liability for tax contingencies. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of those accrued will have a material adverse impact on the Corporation’s financial statements.

The American Jobs Creation Act of 2004 (the “AJCA”) introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. In May 2005, tax authorities released the clarifying language necessary to enable Dow to complete its determination regarding the repatriation and reinvestment of foreign earnings. In December 2005, Dow repatriated funds from a foreign entity that is partially owned by the Corporation. Since the Corporation is included in Dow’s consolidated federal income tax group and consolidated tax return, the Corporation recognized an immaterial impact of the repatriation provision of the Act, in accordance with the terms of the Dow-UCC Tax Sharing Agreement.

The Corporation’s tax rate for 2005 was lower than the U.S. statutory rate due to an excess of earnings by a number of joint ventures over dividends received from those companies and the benefit of dividend income from related companies. UCC’s reported effective tax rate for the year was 27.4 percent.

Domestic and Foreign Components of Income
Before Income Taxes and Minority Interests

In millions	2005	2004	2003
Domestic	$1,805	$925	$403
Foreign	2	11	11
Total	$1,807	$936	$414

Reconciliation to U.S. Statutory Rate

In millions	2005	2004	2003
Taxes at U.S. statutory rate	$632	$328	$145
Equity earnings effect	(160)	(18)	(21)
Foreign rates other than 35%	1	6	8
U.S. tax effect of foreign earnings and dividends (1)	99	(7)	(81)
U.S. business credits	(11)	(11)	(19)
Benefit of dividend income from related companies	(43)	—	—
Other – net	(22)	(50)	68
Total tax provision	$496	$248	$100
Effective tax rate	27.4%	26.5%	24.2%

(1) Includes the effect of changes in the valuation allowance for U.S. foreign tax credits in 2003.

Provision for Income Taxes

	2005			2004			2003
In millions	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$24	$453	$477	$10	$224	$234	$43	$29	$72
State and local	16	1	17	3	1	4	11	4	15
Foreign	1	1	2	10	—	10	12	1	13
Total	$41	$455	$496	$23	$225	$248	$66	$34	$100

Deferred Tax Balances at December 31

	2005		2004
In millions	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property	$43	$(412)	$52	$(432)
Tax loss and credit carryforwards	144	—	547	—
Postretirement benefit obligations	255	(298)	194	(242)
Other accruals and reserves	491	(196)	463	(190)
Inventory	12	—	9	—
Investments	—	—	1	—
Other – net	22	(92)	145	(24)
Subtotal	$967	$(998)	$1,411	$(888)
Valuation allowance	—	—	—	—
Total	$967	$(998)	$1,411	$(888)

NOTE P     BUSINESS AND GEOGRAPHIC SEGMENT INFORMATION

The Corporation’s business activities comprise components of Dow’s global businesses rather than stand-alone operations. The Corporation sells its products to Dow at market-based prices, in accordance with Dow’s long-standing intercompany pricing policy, in order to simplify the customer interface process. Dow conducts its worldwide operations through global businesses. Because there are no separable reportable business segments for the Corporation under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and no detailed business information is provided to a chief operating decision maker regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment.

Sales are attributed to geographic areas based on customer location. Long-lived assets are attributed to geographic areas based on asset location. Sales to external customers and long-lived assets by geographic area were as follows:

In millions	United States	Asia Pacific	Rest of World	Total
2005
Sales to external customers (1)	$155	$88	$57	$300
Long-lived assets	$2,012	$20	$5	$2,037
2004
Sales to external customers (1)	$163	$106	$59	$328
Long-lived assets	$2,047	$25	$5	$2,077
2003
Sales to external customers	$182	$106	$65	$353
Long-lived assets	$2,211	$27	$5	$2,243

(1) Of the total sales to external customers, China represented approximately 11 percent in 2005 and 15 percent in 2004, and was included in Asia Pacific.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Dow’s Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Dow and its subsidiaries, including the Corporation, by its independent auditor, subject to the de minimus exception for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are then approved by Dow’s Audit Committee prior to the completion of the audit. The Corporation’s management and its board of directors subscribe to these policies and procedures.

For the years ended December 31, 2005 and 2004, professional services were performed for the Corporation by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”).

Audit and audit-related fees for the Corporation aggregated $1,879,000 and $1,806,000 for the years ended December 31, 2005 and 2004, respectively. Total fees paid to the Deloitte Entities were:

In thousands	2005	2004
Audit fees (a)	$1,540	$1,531
Audit-related fees (b)	339	275
Tax fees	22	—
All other fees	—	—
Total	$1,901	$1,806

(a) The aggregate fees billed for the audit of the Corporation’s annual financial statements, the reviews of the financial statements in Quarterly Reports on Form 10-Q, statutory audits and other regulatory filings.

(b) Primarily for agreed-upon procedures engagements and audits of employee benefit plans’ financial statements.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents are filed as part of this report:

1.  The Corporation’s 2005 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II.

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

3.  The following financial statements of the Corporation’s nonconsolidated affiliate, EQUATE Petrochemical Company K.S.C., are presented pursuant to Rule 3-09 of Regulation S-X:

Independent Auditor’s report
Balance sheets at December 31, 2005 and 2004
Statements of income for the years ended December 31, 2005, 2004 and 2003
Statements of changes in equity for the years ended December 31, 2005, 2004 and 2003
Statements of cash flows for the years ended December 31, 2005, 2004 and 2003
Notes to financial statements

4.  Exhibits – See the Exhibit Index on pages 69-70 of this Annual Report on Form 10-K for exhibits filed with this Annual Report on Form 10-K (see below) and for exhibits incorporated by reference.

The Corporation will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Corporation’s principal executive offices.

The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit
10.7	Second Amended and Restated Revolving Loan Agreement, effective as of November 1, 2005, between the Corporation and The Dow Chemical Company.
23	Analysis, Research & Planning Corporation’s Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TRADEMARKS

The following trademarks of Union Carbide Corporation or its subsidiaries appear in this report:

CARBOWAX, CELLOSIZE, FLEXOMER, LP OXO, METEOR, NEOCAR, POLYOX, POLYPHOBE, REDI-LINK, SI-LINK, TERGITOL, TRITON, TUFLIN, UCAR, UCARTHERM, UCON, UNIGARD, UNIPOL, UNIPURGE, UNIVAL

The following registered service mark of American Chemistry Council appears in this report:  Responsible Care

SCHEDULE II

Union Carbide Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In millions)	For the Years Ended December 31
COLUMN A	COLUMN B	COLUMN C	COLUMN		COLUMN E
			D
	Balance		Deductions		Balance
	at Beginning	Additions to	from		at End
Description	of Year	Reserves	Reserves		of Year
2005
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$4	—	1	(a)	$3

2004
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$4	—	—	(a)	$4

2003
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$7	1	4	(a)	$4

	2005	2004	2003
(a) Deductions represent:
Notes and accounts receivable written off	$1	—	$1
Credits to profit and loss	—	—	3
	$1	—	$4

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders

EQUATE Petrochemical Company KSC (Closed)

We have audited the accompanying balance sheet of EQUATE Petrochemical Company KSC (Closed) (“the Company”), a venture between Union Carbide Corporation, Petrochemical Industries Company, Boubyan Petrochemical Company and Al Qurain Petrochemical Industries Company as of December 31, 2005 and 2004, and related statements of income, cash flows and changes in equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with International Financial Reporting Standards (“IFRS”).

The accounting principles reflected in the above mentioned financial statements prepared in conformity with IFRS vary in certain significant respects from accounting principles generally accepted in the United States of America (“US GAAP”). The application of US GAAP would have affected the determination of net income for each of the three years in the period ended December 31, 2005 and the determination of equity as of December 31, 2005 and 2004 to the extent summarized in Note 19 to financial statements.

Jassim Ahmad Al-Fahad

Al-Fahad & Co., Deloitte & Touche

License No. 53-A

6 February 2006

Kuwait

EQUATE Petrochemical Company KSC (Closed)

Balance Sheets

(In thousands) At December 31	Notes	2005	(As Adjusted) 2004
ASSETS
Current assets
Cash and cash equivalents	6	182,975	$208,881
Trade receivables		116,355	175,419
Prepayments and other assets		20,836	8,041
Deferred expenditure	7	205	1,026
Due from related parties	17	68,659	7,986
Short-term loan to related party	17	100,872	—
Inventories	8	52,841	47,827
		$542,743	$449,180
Non-current assets
Property, plant and equipment, net	9	1,101,946	1,063,207
Intangible assets, net	10	143,507	153,979
		$1,245,453	$1,217,186
		$1,788,196	$1,666,366
LIABILITIES AND EQUITY
Current liabilities
Accounts payable		13,110	10,676
Accruals and other liabilities	11	24,483	40,478
Due to related parties	17	45,352	26,202
Finance lease	12	100,000	100,000
Syndicated bank loan	13	100,000	100,000
		$282,945	$277,356
Non-current liabilities
Provision for staff indemnity		20,804	16,237
Deferred income	14	81,615	—
		$102,419	$16,237

Commitments and contingencies	21

Capital and reserves
Share capital	15	700,000	700,000
Retained earnings	16	702,832	672,773
		$1,402,832	$1,372,773
		$1,788,196	$1,666,366

The accompanying notes form an integral part of these financial statements.

EQUATE Petrochemical Company KSC (Closed)

Statements of Income

(In thousands) For the years ended December 31	Notes	2005	(As Adjusted) 2004	(As Adjusted) 2003

Sales	17	$961,453	$969,653	$643,242
Cost of sales	18	(313,545)	(283,974)	(302,684)
Gross profit		647,908	685,679	340,558
Polypropylene plant management fee	17	1,000	1,000	1,000
General, administrative and selling expenses	18	(51,531)	(49,207)	(51,968)
Operating income		597,557	637,472	289,590
Interest income		5,754	1,828	927
Foreign exchange (loss) / gain		(341)	1,594	(44)
Other income		1,199	1,324	372
Finance costs		(10,472)	(15,317)	(13,953)
Net income before contribution to Kuwait Foundation for Advancement of Sciences (“KFAS”) and Directors’ fees		593,697	626,901	276,892
Contribution to KFAS		(5,336)	(5,636)	(2,488)
Directors’ fees		(302)	(132)	(131)
Net income for the year		$588,059	$621,133	$274,273

The accompanying notes form an integral part of these financial statements.

EQUATE Petrochemical Company KSC (Closed)

Statements of Changes in Equity

(In thousands)	Notes	Share capital	Retained earnings	Other	Total

Balance at December 31, 2002 as previously reported		$840,525	$117,245	$(599)	$957,171
Effect of change in accounting policy	5	—	1,122	—	1,122
Balance at December 31, 2002 as adjusted		840,525	118,367	(599)	958,293
Reduction of share capital		(140,525)	—	—	(140,525)
Dividends paid		—	(95,000)	—	(95,000)
Net income for the year as adjusted		—	274,273	—	274,273
Net realised loss transferred to statement of income		—	—	599	599
Balance at December 31, 2003 as adjusted		700,000	297,640	—	997,640
Dividends paid		—	(246,000)	—	(246,000)
Net income for the year as adjusted		—	621,133	—	621,133
Balance at December 31, 2004 as adjusted		700,000	672,773	—	1,372,773
Dividends paid	16	—	(558,000)	—	(558,000)
Net income for the year		—	588,059	—	588,059
Balance at December 31, 2005		$700,000	$702,832	—	$1,402,832

The accompanying notes form an integral part of these financial statements.

EQUATE Petrochemical Company KSC (Closed)

Statements of Cash Flows

(In thousands) For the years ended December 31	2005	(As Adjusted) 2004	(As Adjusted) 2003

OPERATING ACTIVITIES
Net income for the year	$588,059	$621,133	$274,273
Adjustments for:
Depreciation and amortisation	101,551	91,920	91,092
Finance costs	10,472	15,317	13,953
Interest income	(5,754)	(1,828)	(927)
Allowance for slow moving inventories	500	—	—
Provision for staff indemnity	4,567	2,603	5,207
Operating cash flows before movements in working capital	699,395	729,145	383,598
Trade receivables	59,064	(72,046)	(43,011)
Due to / (from) related parties, net	40,092	9,129	(561)
Inventories	(5,514)	(3,916)	13,626
Prepayments and other assets	(12,709)	1,042	(4,245)
Accounts payable	2,434	2,413	(6,817)
Accruals and other liabilities	(15,024)	1,432	18,107
Net cash from operating activities	767,738	667,199	360,697
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(128,112)	(20,053)	(8,208)
Purchase of intangible assets	(528)	(11,250)	—
Short-term loan to related party	(100,000)	—	—
Interest received	4,796	1,828	927
Net cash used in investing activities	(223,844)	(29,475)	(7,281)
FINANCING ACTIVITIES
Repayment of finance lease	—	(160,000)	(20,000)
Repayment of syndicated bank loan	—	(320,000)	(40,000)
Finance lease	—	100,000	—
Syndicated bank loan	—	100,000	—
Reduction of share capital	—	—	(140,525)
Finance costs paid	(11,589)	(11,797)	(13,302)
Loan origination fee paid	(211)	(1,210)	—
Dividends paid	(558,000)	(246,000)	(95,000)
Net cash used in financing activities	(569,800)	(539,007)	(308,827)
Net (decrease) / increase in cash and cash equivalents	(25,906)	98,717	44,589
Cash and cash equivalents at beginning of the year	208,881	110,164	65,575
Cash and cash equivalents at end of the year	$182,975	$208,881	$110,164

The accompanying notes form an integral part of these financial statements.

EQUATE Petrochemical Company KSC (Closed)

Notes to Financial Statements

Dollars in thousands, except as noted

1.             INCORPORATION AND ACTIVITIES

EQUATE Petrochemical Company K.S.C. (Closed) (“the Company”) is a closed shareholding company incorporated in the State of Kuwait on 20 November 1995 as a joint venture between Union Carbide Corporation (“UCC”), Petrochemical Industries Company (“PIC”) and Boubyan Petrochemical Company (“BPC”).

On 14 March 2005, National Bank of Kuwait (“NBK”) sold 3.5% of the Company’s shares previously purchased on 9 November 2004 and PIC sold 2.5% of the Company’s shares to Al Qurain Petrochemical Industry Company (“QPIC”) (See Note 13 for the current ownership structure). QPIC is a newly incorporated company in which 10% of the shares are owned by PIC and 90% of the shares are publicly owned.

The Company is engaged in the manufacture and sale of ethylene glycol (“EG”) and polyethylene (“PE”). The Company also operates and maintains a polypropylene plant on behalf of PIC.

UCC is a wholly owned subsidiary of The Dow Chemical Company (“DOW”).

The address of the Company’s registered office is at National Bank of Kuwait building, Block 8, Plot 4A/5A/6A, Jleeb Al-Shuyokh, P. O. Box 4733 Safat 13048, Kuwait.

The financial statements were approved by the board of directors and authorised for issue on 6 February 2006.

2.                                      ADOPTON OF NEW AND REVISED INTERNATIONAL FINANCIAL REPORTING STANDARDS

In the current year, the Company has adopted all of the new and revised Standards and Interpretations issued by the International Accounting Standards Board (“IASB”) and the International Financial Reporting Interpretation Committee (IFRIC) of the IASB that are relevant to its operations and are effective for accounting periods beginning on 1 January 2005. The adoption of these new and revised Standards and Interpretations had no significant impact on these financial statements.

3.             SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements have been prepared in accordance with International Financial Reporting Standards (“IFRS”). These financial statements have been prepared on the historical cost basis, except for the measurement at fair value of certain financial instruments.

Cash and cash equivalents

Cash and cash equivalents include demand accounts and fixed deposits with an original maturity of three months or less.

Trade receivables

The Company establishes an allowance for doubtful receivables to reduce receivables to their net realisable value. Management determines the adequacy of the allowance for doubtful receivables based upon reviews of individual customers, current economic conditions, past experience and other pertinent factors. The allowance for doubtful receivables was not significant at 31 December 2005 or 2004.

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

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. Properties in the course of construction for production, rental or administrative purposes, or for purposes not yet determined, are carried at cost, less any recognised impairment loss. Cost includes professional fees and, for qualifying assets, borrowing costs capitalised in accordance with the Company’s accounting policy. Depreciation is calculated based on the estimated useful lives of the applicable assets on a straight-line basis commencing when the asset is put into use. Maintenance and repairs, replacements and improvements of minor importance are expensed as incurred. Significant improvements and replacements of assets are capitalised. Gains and losses on retirement or disposal of assets are included in the statement of income in the period in which they occur.

Intangible assets

Intangible assets consist of technology and licences for the manufacture of ethylene, EG and PE. In 1996, UCC contributed $220,000 thousand in technology and licences, except for olefin technology. During 2004 and 2005, the Company paid a licence fee of $11,778 thousand to UCC for PE expansion.

Intangibles are carried at cost less accumulated amortisation and any accumulated impairment losses. The intangible assets are amortised from the date of commencement of commercial production on a straight-line basis over twenty years, except for the olefin technology, which is amortised over five years.

Deferred expenditure

Deferred expenditure consists of origination fees relating to the syndicated loan facility and finance lease facility. The origination fees are amortised over the life of the related borrowings based on the effective interest rate method. The amortisation charge is included under finance costs.

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

Provision for staff indemnity

Provision is made for staff indemnity which is payable on completion of employment. The provision is calculated in accordance with Kuwait Labour Law based on employees’ salaries and accumulated periods of service or on the basis of employment contracts, where such contracts provide extra benefits. The provision, which is unfunded, is determined as the liability that would arise as a result of the involuntary termination of staff at the balance sheet date.

Revenue recognition

Sales net of applicable discounts, are recognised when the revenue is realized or realizable, has been earned, and collectibility is reasonably assured. Revenue is recognised as risk and title transfer to the customer, which usually occurs at the time shipment is made. PE production is sold with freight paid by the Company and EG production is sold FOB (“free on board”) shipping point. Title to the product passes when the product is delivered to the freight carrier. The Company’s terms of sale are included in its contracts of sale, order confirmation documents, and invoices. Freight costs are recorded as “Cost of Sales”. Interest income is recognised on an accrual basis. Interest income is accrued on a time basis with reference to the principal outstanding and at the effective interest rate applicable.

Borrowing costs

Borrowing costs on qualifying assets are added to the cost of those assets by applying a capitalisation rate on the expenditure on such assets, until such time as the assets are substantially ready for their intended use. The capitalisation rate used by the Company is the weighted average of the borrowing costs applicable to the outstanding borrowings during the period. The remaining borrowing costs are recognised in the statement of income in the period in which they are incurred.

Translation of foreign currencies

The functional currency of the Company is United States Dollars (“US$”) and accordingly, the financial statements are presented in US$, rounded to the nearest thousand. The functional currency is different from the currency of the country in which the Company is domiciled since the majority of the Company’s revenue and expenses, and all of the Company’s borrowings, are denominated in US$.

Transactions denominated in foreign currencies are translated into US$ at rates of exchange prevailing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies are retranslated into US$ at rates of exchange prevailing at the balance sheet date. The resultant exchange differences are taken to the statement of income.

Impairment

At each balance sheet date, the Company reviews the carrying amounts of its tangible and intangible assets to determine whether there is any indication that those assets have suffered an impairment loss. If any such indication exists, the recoverable amount of the asset is estimated in order to determine the extent of the impairment loss (if any). Where it is not possible to estimate the recoverable amount of an individual asset, the Company estimates the recoverable amount of the cash-generating unit to which the asset belongs.

The recoverable amount is the higher of fair value less costs to sell and value in use. In assessing value in use, the estimated future cash flows are discounted to their present value using a discount rate that reflects current market assessments of the time value of money and the risks specific to the asset.

If the recoverable amount of an asset (or cash-generating unit) is estimated to be less than its carrying amount, the carrying amount of the asset (cash-generating unit) is reduced to its recoverable amount. An impairment loss is recognised immediately in the statement of income, unless the relevant asset is carried at a revalued amount, in which case the impairment loss is treated as a revaluation decrease.

Where an impairment loss subsequently reverses, the carrying amount of the asset (cash-generating unit) is increased to the revised estimate of its recoverable amount, but so that the increased carrying amount does not exceed the carrying amount that would have been determined had no impairment loss been recognised for the asset (cash-generating unit) in prior years.

A reversal of an impairment loss is recognised immediately in the statement of income, unless the relevant asset is carried at a revalued amount, in which case the reversal of the impairment loss is treated as a revaluation increase.

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

Contribution to Kuwait Foundation for the Advancement of Sciences

The Company is legally required to contribute to the Kuwait Foundation for the Advancement of Sciences (“KFAS”). The Company’s contributions to KFAS are recognized as an expense in the period during which the Company’s contribution is legally required.

4.                                      CRITICAL JUDGEMENTS AND KEY SOURCES OF ESTIMATION UNCERTAINTY

The preparation of financial statements in accordance with IFRS requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

The following are the most significant accounting policies impacted by judgements, assumptions and estimates due to inherent uncertainty in making those estimates, actual results to be reported in future periods could differ from those estimates.

Critical judgements in applying the entity’s accounting policies

As described in Notes 3 and 9, the Company’s management has considered it appropriate to capitalise borrowing costs directly attributable to the qualifying assets under construction.

Key sources of estimation uncertainty

During the year the Company reviewed the estimated useful life over which its tangible assets are depreciated and intangible assets are amortised. The Company’s management is satisfied that the estimates of useful life are appropriate.

5.                                      EFFECT OF CHANGE IN ACCOUNTING POLICY

During 2005, the Company changed the accounting policy for borrowing costs from the benchmark to the allowed alternative treatment in accordance with International Accounting Standard (“IAS”) No. 23: Borrowing Costs, by capitalising the directly attributable borrowing costs to the cost of qualifying assets. Previously, the Company recognised all its borrowing costs as incurred in the statement of income. The management of the Company believes that this change in accounting policy to capitalise directly attributable borrowing costs to the qualifying assets results in a more appropriate presentation of the financial statements. This change in accounting policy has been applied retrospectively.

The comparative financial statements for 2003 and 2004 have been adjusted to conform to the changed policy. The effect of this change is to increase income by US$1,062 thousand in 2005 and US$642 thousand and US$360 thousand in 2004 and 2003 respectively. The opening retained earnings for 2003 has been increased by US$1,122 thousand which is the amount of the adjustment relating to periods prior to 2003.

Effect on 2003 and 2004:

	2004	2003
Decrease in finance costs	$722	$419
(Increase) in depreciation	(80)	(59)
Increase in net income	$642	$360

6.                                      CASH AND CASH EQUIVALENTS

	2005	2004
Bank balances	$8,760	$26,519
Time deposits	174,215	182,362
	$182,975	$208,881

All bank accounts of the Company are assigned as security for the Company’s obligations under various loan agreements (see Notes 10 and 11). The effective interest rate on time deposits ranged from 2.01% to 4.82% (2004: 0.5% to 2%) per annum.

7.                                      DEFERRED EXPENDITURE

	2005	2004
Cost
At 1 January	$8,379	$7,169
Additions	211	1,210
At 31 December	$8,590	$8,379
Accumulated amortisation
At 1 January	$7,353	$2,775
Charge for the year	1,032	4,578
At 31 December	$8,385	$7,353
Carrying amount	$205	$1,026

8.                                      INVENTORIES

	2005	2004
Finished goods	$12,601	$12,606
Raw materials	15,569	11,024
Spare parts	25,171	24,197
	$53,341	$47,827
Allowance for slow moving items	(500)	—
	$52,841	$47,827

9.             PROPERTY, PLANT AND EQUIPMENT

	Buildings and roads	Plant and equipment	Office furniture and equipment	Assets under construction	Total
Cost
At January 1, 2004	$34,902	$1,549,030	$75,402	$16,784	$1,676,118
Additions	—	—	—	20,775	20,775
Transfers	105	8,691	5,080	(13,876)	—
At January 1, 2005	35,007	1,557,721	80,482	23,683	1,696,893
Additions	—	—	—	129,290	129,290
Transfers	528	2,102	8,502	(11,132)	—
At December 31, 2005	35,535	1,559,823	88,984	141,841	1,826,183
Accumulated depreciation
At January 1, 2004	14,052	477,081	61,649	—	552,782
Charge for the year	1,497	77,850	1,557	—	80,904
At January 1, 2005	15,549	554,931	63,206	—	633,686
Charge for the year	1,587	86,225	2,739	—	90,551
At December 31, 2005	17,136	641,156	65,945	—	724,237

Carrying amount
At December 31, 2005	$18,399	$918,667	$23,039	$141,841	$1,101,946
At December 31, 2004	$19,458	$1,002,790	$17,276	$23,683	$1,063,207
Annual depreciation rates	5 to 20%	5 to 20%	5 to 20%

In 2005, borrowing costs amounting to US$1,178 thousand (2004: US$722 thousand) on qualifying assets was added to the cost of those assets.

The Company’s property, plant and equipment have been assigned as security for the finance lease and syndicated bank loan (Notes 10 and 11).

10.          INTANGIBLE ASSETS

	2005	2004
Cost
Technology contributed by UCC	$220,000	$220,000
Licence fee paid to UCC	11,778	11,250
Olefin technology	195	195
At 31 December	$231,973	$231,445
Accumulated amortisation
At 1 January	$77,466	$66,450
Charge for the year	11,000	11,016
At 31 December	88,466	77,466
Carrying amount	$143,507	$153,979

11.                               ACCRUALS AND OTHER LIABILITIES

	2005	2004
Sales commission	$701	$7,866
Ocean freight	3,052	4,393
Staff incentive	5,940	5,284
Staff leave	2,343	2,004
Interest on term debt	61	765
Foreign exchange forward contract	—	8,611
Other accruals	12,386	11,555
	$24,483	$40,478

12.          FINANCE LEASE

	2005	2004
Current portion	$100,000	$100,000

The former finance lease was repaid in November 2004, and a new finance lease was obtained on 22 November 2004 (see Note 11). The finance lease was repayable on final maturity of 21 November 2005, which date has been extended to 21 February 2006. The interest rate implicit in the finance lease is the same as the interest rate on the syndicated bank loan (see Note 11). The value of the assets held in respect of the finance lease at the balance sheet date are equal to the outstanding amount under the finance lease facility and is included in property, plant and equipment.

The finance lease agreement contains similar affirmative and negative covenants as those contained in the syndicated bank loan (see Note 11).

13.          SYNDICATED BANK LOAN

	2005	2004
Current portion	$100,000	$100,000

In November 2004, the Company undertook a series of transactions whereby the syndicated bank loan and finance lease (see Note 12) under the syndicated loan facility agreement dated 21 November 2001 were cancelled by signing a master deed of release on 22 November 2004. The outstanding syndicated loan and finance lease were repaid and a new syndicated bank loan and finance lease were obtained. The syndicated bank loan was repayable on final maturity of 21 November 2005, which date has been extended to 21 February 2006. The finance lease and the syndicated bank loan are secured by a mortgage over the Company’s property, plant and equipment (see Note 5) and bank balances (see Note 4) and carry an annual interest rate of 0.6% (2004: 0.6%) over LIBOR.

The syndicated term facility agreements contain affirmative and negative covenants including no additional encumbrances over any of its assets, restrictions on additional borrowings, the sales of property, plant and equipment, a requirement to maintain insurance arrangements and limitations on capital expenditure except those assets acquired for Equate expansion project and new utilities and infrastructure facilities under the Olefins II Projects (Note 15). At 31 December 2005 the Company was in compliance with all of its debt covenants.

14.          DEFERRED INCOME

Deferred income represents reservation right fees accrued to the extent of construction cost incurred by the Company during 2005 and receivable from The Kuwait Olefins Company (“TKOC”), The Kuwait Styrene Company (“TKSC”), Kuwait Aromatics Company (“KARO”) and PIC under the Materials and Utility Supply Agreement (“MUSA”) for the construction of utilities and infrastructure facilities by the Company and usage by the above entities under the Olefins II projects (See Note 15).

15.          SHARE CAPITAL

The share capital consists of 2,160 million authorised, issued and fully paid shares of Fils 100 each. The ownership percentages of the shareholders at 31 December 2005 are as follows:

Shareholder’s name	% of ownership
Union Carbide Corporation (“UCC”)	42.5%
Petrochemical Industries Company (“PIC”)	42.5%
Boubyan Petrochemical Company (“BPC”)	9%
Al Qurain Petrochemical Industries Company (“QPIC”)	6%

16.          PROPOSED DIVIDEND

The directors propose a cash dividend of US$530 million for the year ended 31 December 2005 (2004: US$558 million) which is subject to the approval of shareholders at the annual General Assembly. This dividend has not been recorded in the accompanying financial statements, and will be recorded only once it has been approved by the shareholders.

17.          RELATED PARTY TRANSACTIONS

In the normal course of business the Company enters into transactions with its shareholders PIC, UCC, BPC and UCC’s parent company DOW and its affiliates.

EQUATE Marketing Company EC, Bahrain (“EMC”), which is owned by PIC and UCC, is the exclusive sales agent in certain territories for the marketing of PE produced by the Company.

On 1 February 2005, the Company signed a distribution agreement with MEGlobal Europe GMBH (“MEG Europe”) and MEGlobal Asia Ltd (“MEG Asia”) as distributors for EG produced by the Company. MEG Europe and MEG Asia are 50:50 joint ventures of PIC and DOW.

During 2004, DOW and PIC initiated a number of joint venture petrochemical projects (“Olefins II projects”) in Kuwait to manufacture polyethylene, ethylene glycol and styrene monomer. The Olefins II projects consist of the Equate expansion project, and the incorporation and development of TKOC, TKSC and KARO. The Olefins II projects are expected to be operational by the third quarter of 2008.

On 2 December 2004, the Company signed a MUSA with TKOC, TKSC, KARO and PIC. Under the terms of the MUSA the Company will receive a reservation right fee from the above entities that will equal the total capital construction costs that would be incurred by the Company on the new utilities and infrastructure facilities under the Olefins II projects (See Note 12).

During 2005, services agreements have been signed between DOW, PIC and the Company with TKOC, TKSC, KARO and PIC for the provision of various services to the Olefins II projects.

On 4 January 2005, the Company signed a loan agreement with TKOC, under which the Company will provide a US$100 million short-term loan to TKOC. The short-term loan is repayable on 21 February 2006, and carries an annual interest rate of 0.6% over LIBOR.

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

c)              Supply by UCC, DOW and UNIVATION of certain catalysts to the Company;

d)             Secondment of certain staff to the Company by UCC;

e)              Supply by the Company of certain materials and services required by PIC to operate and maintain polypropylene plant;

Provision of various services by the Company to TKOC, TKSC and KARO under Olefins II projects.

Details of significant related party transactions are disclosed below:

	2005	2004	2003
a) Revenues
Polypropylene plant management fees from PIC	$1,000	$1,000	$1,000
Sales of EG to MEG Europe and MEG Asia	329,283	—	—
Sales to UCC	—	154	856
Interest income on short-term loan to TKOC	872	—	—

b) Purchases and expenses
Feed gas and fuel gas purchased from PIC	$73,150	$60,146	$78,727
Catalyst purchased from UCC	—	8,489	1,813
Catalyst purchased from DOW	2,281	1,550	—
Catalyst purchased from UNIVATION	10,038	4,871	4,289
Operating cost reimbursed by PIC for running of polypropylene plant	(22,732)	(24,884)	(19,481)
Expenses reimbursed by PIC and DOW for Olefins II projects	(6,535)	(2,390)	—
Operating costs reimbursed to EMC	2,512	1,936	1,580
Staff secondment costs reimbursed to UCC	3,089	1,655	996

c) Key management compensation
Salaries and other short term benefits	$2,253	$1,909	$1,669
Terminal benefits	112	96	87

	2005	2004
d) Due from related parties
Due from PIC	$5,618	$5,535
Due from DOW	120	213
Due from UCC	—	7
Due from TKOC	9,378	1,285
Due from TKSC	2,553	284
Due from KARO	10,535	608
Due from MEG Asia	31,648	—
Due from MEG Europe	8,807	54
	$68,659	$7,986
e) Short-term loan to related party
Short-term loan to TKOC	$100,872	$—

f) Due to related parties
Due to PIC	$38,633	$17,459
Due to DOW	654	7,583
Due to UCC	4,628	1,160
Due to TKOC	1,206	—
Due to TKSC	231	—
	$45,352	$26,202
g) Deferred income
Reservation right fees accrued and receivable from TKOC, TKSC, KARO and PIC (see Note 12)	$81,615	—
h) Intangible assets
Licence fee paid to UCC for PE expansion	$528	$11,250

18.          STAFF COSTS, DEPRECIATION AND AMORTIZATION

Staff costs, depreciation and amortisation charges are included in the statement of income under the following categories:

	2005	2004	2003
Staff costs:
Cost of sales	$54,148	$50,460	$44,032
General, administrative and selling expenses	21,843	14,325	16,648
	$75,991	$64,785	$60,680
Depreciation and amortisation:
Cost of sales	$84,095	$75,031	$74,556
General, administrative and selling expenses	17,456	16,889	16,536
	$101,551	$91,920	$91,092

19.          RECONCILIATION TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES

The financial statements of the Company are prepared in accordance with IFRS which differ in certain respects from accounting principles generally accepted in the United States of America (“US GAAP”). The significant differences and their effect on the net income and equity are set out below:

	Years ended December 31
	2005	2004	2003
Net Income in accordance with IFRS	$588,059	$621,133	$274,273
Items increasing reported net income:
Reversal of amortisation of intangibles	11,000	11,000	11,000
Net income in accordance with US GAAP	$599,059	$632,133	$285,273

The Company’s comprehensive income in accordance with US GAAP for the years ended December 31, 2005, 2004 and 2003 was $599,059, $632,133 and $285,273 respectively.

	Years ended December 31
	2005	2004
Equity in accordance with IFRS:	$1,402,832	$1,372,773
Items increasing / (decreasing) reported equity:
Elimination of intangible asset for UCC technology	(220,000)	(220,000)
Reversal of accumulated amortisation of UCC technology intangibles asset	88,271	77,271
Equity in accordance with US GAAP	$1,271,103	$1,230,044

In 1996, UCC contributed technology valued at approximately $220 million to the Company in exchange for subordinated debt. In June 1999, the Company converted this subordinated debt, as well as other subordinated debt due to PIC and BPC, as well as accrued interest on such notes, to equity. Under US GAAP, the intangible asset was recognized at UCC’s historical cost, which was zero. These US GAAP adjustments eliminate the intangible asset and accumulated amortisation on the intangible asset, from the Company’s balance sheet, and eliminate amortisation expense on the intangible asset from the Company’s statement of income.

Under US GAAP, the Company’s contribution to KFAS and directors’ fees are considered part of operating income, as follows

	Years ended December 31
	2005	2004	2003
Operating income in accordance with IFRS	$597,557	$637,472	$289,590
Items increasing / (decreasing) reported operating income:
U.S. GAAP adjustments to operating income related to amortisation	11,000	11,000	11,000
Contributions to KFAS	(5,336)	(5,636)	(2,488)
Directors’ fees	(302)	(132)	(131)
Operating income in accordance with US GAAP	$602,919	$642,704	$297,971

20.          FINANCIAL INSTRUMENTS – FAIR VALUE AND RISK MANAGEMENT

Financial instruments consist of contractual claims on financial assets. Financial instruments include both primary instruments, such as trade accounts receivable, payable and financial commitments, including the finance lease and the syndicated bank loan, and derivative financial instruments, which are used in the normal course of business.

Information on fair value and risk management of these financial instruments is set out below:

Primary financial instruments are reflected in the balance sheet. Those on the asset side are recognised at nominal value less any provisions for impairment; financial instruments constituting liabilities are carried at nominal or redemption value, whichever is higher.

Fair values of the financial assets and liabilities are determined using generally accepted methods. Because no quoted market prices are available for a significant part of the Company’s financial assets and liabilities, the fair values of such items have been derived based on management’s assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Management believes that the carrying value of all its financial instrument assets and liabilities on the balance sheet is not materially different from their fair values.

a)              Interest rate risk

Interest rate risk – the possibility that the value of a financial instrument will change due to movements in market rates of interest – applies mainly to receivables and payables with maturities of over one year.

The Company is exposed to interest rate risk on all interest bearing borrowings and deposits. The interest rate and terms of repayment of loans are disclosed in Notes 10 and 11. The interest rate on bank deposits is disclosed in Note 4.

The Company’s total borrowings at the balance sheet date were US$200 million (2004: US$200 million). All borrowings carry a floating rate of interest (see Notes 10 and 11).

b)             Credit risk

The Company is exposed to credit risk if counterparties fail to perform as contracted.

In respect of the recognised financial assets, the Company’s maximum exposure to credit risk is equal to the carrying amount of assets in the balance sheet. In the case of interest rate swaps or currency contracts, the Company’s exposure is the cost of replacing contracts at current market rates should the counter party default prior to the settlement date.

The Company’s credit risk is considered to be low as it does not have significant exposure to any individual customer or counterparty. Cash is placed with banks with high credit ratings. Policies and procedures are in place to perform ongoing credit evaluations of the financial condition of counterparties and customers

c)              Foreign exchange risk

The Company is exposed to the following foreign exchange risks:

i.        Transaction risk - the risk of the Company’s commercial cash flows being adversely affected by a change in exchange rates for foreign currencies against US dollars; and

Balance sheet risk - the risk of net monetary assets in foreign currencies acquiring a lower value when translated into US dollars as a result of currency movements.

ii.     The Company’s exposure to transaction risk is limited since a substantial part of the Company’s sales and expenses are in US dollars. The Company uses forward exchange contracts to reduce its exposure to fluctuations in foreign exchange rates. At the balance sheet date the Company has forward exchange contracts to buy and sell foreign currencies amounting to US$22.6 million (2004: US$34.5 million). The fair value of these forward exchange contracts was insignificant at both December 31, 2005 and 2004.

The Company’s exposure to balance sheet risk is insignificant since all significant assets and liabilities are denominated in US$.

21.          COMMITMENTS AND CONTINGENT LIABILITIES

The Company has a fixed gas purchase commitment with Kuwait National Petroleum Company (“KNPC”) of approximately US$270 thousand per day until the agreement is cancelled in writing by both parties.

The Company had the following contingent liabilities outstanding at December 31:

	2005	2004
Letters of credit and letters of guarantee	$2,261	$1,232
Purchase of capital assets	$192,474	$10,785

22.          COMPARATIVE FIGURES

Certain comparative figures have been adjusted and reclassified to conform to the current year’s presentation.

Union Carbide Corporation and Subsidiaries

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February, 2006.

UNION CARBIDE CORPORATION

By:	/s/ FRANK H. BROD
Frank H. Brod, Corporate Vice President and Controller
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 21st day of February, 2006 by the following persons in the capacities indicated:

/s/ JOHN R. DEARBORN	/s/ ENRIQUE LARROUCAU
John R. Dearborn, Director	Enrique Larroucau, Director
President and Chief Executive Officer

/s/ EDWARD W. RICH	/s/ GLENN J. MORAN
Edward W. Rich, Vice President, Treasurer and	Glenn J. Moran, Director
Chief Financial Officer

/s/ FRANK H. BROD
Frank H. Brod, Corporate Vice President and Controller
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

3.1.1

Restated Certificate of Incorporation of Union Carbide Corporation under Section 807 of the Business Corporation Law, as filed June 25, 1998 (See Exhibit 3 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.1.2

Certificate of Merger of Transition Sub Inc. into Union Carbide Corporation under Section 904 of the Business Corporation Law effective February 6, 2001 (See Exhibit 3.1.2 of the Corporation’s 2000 Form 10-K).

3.1.3

Certificate of Change of Union Carbide Corporation under Section 805-A of the Business Corporate Law, dated April 27, 2001 and filed on May 3, 2001 (See Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

3.2	Amended and Restated Bylaws of Union Carbide Corporation, amended as of April 22, 2004 (See Exhibit 3.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

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

10.1.2

Restated Service Addendum No. 1 to the Service Agreement, effective as of February 6, 2001, between the Corporation and The Dow Chemical Company (See Exhibit 10.23.3 of the Corporation’s 2002 Form 10-K).

10.1.3

Service Addendum No. 3 to the Amended and Restated Service Agreement, effective as of January 1, 2005, between the Corporation and The Dow Chemical Company (See Exhibit 10.1.3 of the Corporation’s 2004 Form 10-K).

10.2	Second Amended and Restated Sales Promotion Agreement, effective January 1, 2004, between the Corporation and The Dow Chemical Company (See Exhibit 10.24 of the Corporation’s 2003 Form 10-K).

10.3

Second Amended and Restated Agreement (to Provide Materials and Services), dated as of April 1, 2005, between the Corporation and Dow Hydrocarbons and Resources Inc. (See Exhibit 10.3 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.4

Amended and Restated Tax Sharing Agreement, effective as of February 7, 2001, between the Corporation and The Dow Chemical Company (See Exhibit 10.27 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.5

Amended and Restated Revolving Credit Agreement dated as of May 28, 2004, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (See Exhibit 10.28 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

EXHIBIT NO.	DESCRIPTION

10.5.1

First Amendment dated October 29, 2004 to the Amended and Restated Revolving Credit Agreement, dated as of May 28, 2004, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (See Exhibit 10.5.1 of the Corporation’s 2004 Form 10-K).

10.5.2

Second Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 30, 2004, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (See Exhibit 10.5.2 of the Corporation’s 2004 Form 10-K).

10.5.3

Third Amendment to the Amended and Restated Revolving Credit Agreement, dated as of September 30, 2005, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (See Exhibit 10.5.3 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.6

Amended and Restated Pledge and Security Agreement dated as of May 28, 2004, between the Corporation and The Dow Chemical Company (See Exhibit 10.29 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.7	Second Amended and Restated Revolving Loan Agreement, effective as of November 1, 2005, between the Corporation and The Dow Chemical Company.

10.8

Purchase and Sale Agreement dated as of September 30, 2005, between Catalysts, Adsorbents and Process Systems, Inc. and Honeywell Specialty Materials LLC (See Exhibit 10.8 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

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

A copy of any exhibit listed above may be obtained on written request to the Secretary’s Department, Union Carbide Corporation, 400 West Sam Houston Parkway South, Houston, TX 77042.