Form 10-Q
period 2006-03-31
UNION CARBIDE CORP /NEW/
filed 2006-04-28
CIK 100790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

At March 31, 2006, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Income

	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2006	2005
Net trade sales	$318	$72
Net sales to related companies	1,735	1,612
Total Net Sales	2,053	1,684
Cost of sales	1,636	1,441
Research and development expenses	21	21
Selling, general and administrative expenses	11	5
Equity in earnings of nonconsolidated affiliates	61	153
Sundry income (expense) - net	(21)	52
Interest income	23	4
Interest expense and amortization of debt discount	13	23
Income before Income Taxes	435	403
Provision for income taxes	152	123
Net Income Available for Common Stockholder	$283	$280
Depreciation	$68	$67
Capital Expenditures	$41	$43

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	Dec. 31,
In millions (Unaudited)	2006	2005
Assets
Current Assets
Cash and cash equivalents	$68	$73
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2006: $3; 2005: $3)	41	53
Related companies	406	508
Other	96	96
Notes receivable from related companies	2,254	1,631
Inventories	239	181
Deferred income tax assets - current	53	58
Asbestos-related insurance receivables - current	86	117
Total current assets	3,243	2,717
Investments
Investments in related companies	297	287
Investments in nonconsolidated affiliates	666	887
Other investments	13	13
Noncurrent receivables	61	62
Noncurrent receivable from related company	196	197
Total investments	1,233	1,446
Property
Property	7,449	7,415
Less accumulated depreciation	5,439	5,378
Net property	2,010	2,037
Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization - 2006: $121; 2005: $120)	23	22
Asbestos-related insurance receivables - noncurrent	797	818
Prepaid pension expense	823	806
Deferred charges and other assets	66	62
Total other assets	1,735	1,734
Total Assets	$8,221	$7,934

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	Dec. 31,
In millions (Unaudited)	2006	2005
Liabilities and Stockholder’s Equity
Current Liabilities
Notes payable:
Related companies	$4	$4
Other	3	4
Long-term debt due within one year	2	2
Accounts payable:
Trade	227	292
Related companies	279	317
Other	35	29
Income taxes payable	249	41
Asbestos-related liabilities - current	111	121
Accrued and other current liabilities	235	235
Total current liabilities	1,145	1,045
Long-Term Debt	820	822
Other Noncurrent Liabilities
Deferred income taxes payable - noncurrent	35	89
Pension and other postretirement benefits - noncurrent	452	455
Asbestos-related liabilities - noncurrent	1,366	1,384
Other noncurrent obligations	342	361
Total other noncurrent liabilities	2,195	2,289
Minority Interest in Subsidiaries	4	4
Stockholder’s Equity
Common stock (1,000 shares authorized and issued)	—	—
Additional paid-in capital	121	121
Retained earnings	4,019	3,736
Accumulated other comprehensive loss	(83)	(83)
Net stockholder’s equity	4,057	3,774
Total Liabilities and Stockholder’s Equity	$8,221	$7,934

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2006	2005
Operating Activities
Net Income Available for Common Stockholder	$283	$280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75	73
Provision (Credit) for deferred income tax	(52)	122
Earnings/losses of nonconsolidated affiliates less than dividends received	207	104
Gain on sale of ownership interest in nonconsolidated affiliate	—	(70)
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	13	6
Related company receivables	(521)	(307)
Inventories	(58)	(8)
Accounts payable	(39)	17
Related company payables	(38)	(136)
Other assets and liabilities	165	(77)
Cash provided by operating activities	35	4
Investing Activities
Capital expenditures	(41)	(43)
Distributions from nonconsolidated affiliates	4	41
Change in noncurrent receivable from related company	1	(1)
Purchases of investments	(1)	—
Cash used in investing activities	(37)	(3)
Financing Activities
Changes in short-term notes payable	(1)	—
Payments on long-term debt	(2)	—
Cash used in financing activities	(3)	—
Summary
Increase (Decrease) in cash and cash equivalents	(5)	1
Cash and cash equivalents at beginning of year	73	22
Cash and cash equivalents at end of period	$68	$23

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2006	2005
Net Income Available for Common Stockholder	$283	$280
Other Comprehensive Income (Loss), Net of Tax
Translation adjustments	—	(4)
Unrealized loss on investments	(1)	—
Minimum pension liability adjustment	—	7
Net gain on cash flow hedging derivative instruments	1	2
Total other comprehensive income	—	5
Comprehensive Income	$283	$285

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

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE B     ACCOUNTING CHANGES

On January 1, 2006, Dow adopted revised SFAS No. 123 (“SFAS No. 123R”), “Share-Based Payment.” The Corporation will continue to be allocated the portion of expense relating to its employees who receive stock-based compensation, which was immaterial in the first quarter of 2006.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies the term conditional asset retirement obligation as used in SFAS No. 143 as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Corporation. FIN No. 47 was effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN No. 47 on December 31, 2005 resulted in the recognition of an asset retirement obligation of $12 million and a charge of $8 million (net of tax of $4 million), which was included in “Cumulative effect of changes in accounting principles” in the fourth quarter of 2005.

In accordance with FIN No. 47, the Corporation has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. At December 31, 2005, the aggregate carrying amount of conditional asset retirement obligations recognized by the Corporation was $12 million. The aggregate carrying amount of conditional asset retirement obligations was $13 million at March 31, 2006.

If the conditional asset retirement obligation measurement and recognition provisions of FIN No. 47 had been in effect on January 1, 2005, the aggregate carrying amount of those obligations on that date would have been $12 million. If the amortization of asset retirement cost and accretion of asset retirement obligation provisions of FIN No. 47 had been in effect during 2005, the impact on “Net Income Available to Common Stockholder” would have been immaterial.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Because the Corporation previously used nameplate capacity to calculate product costs, adoption of SFAS No. 151 on January 1, 2006 had an immaterial favorable impact on the Corporation’s consolidated financial statements.

NOTE C     INVENTORIES

The following table provides a breakdown of inventories at March 31, 2006 and December 31, 2005:

Inventories

In millions	March 31, 2006	Dec. 31, 2005
Finished goods	$67	$30
Work in process	35	26
Raw materials	54	41
Supplies	83	84
Total inventories	$239	$181

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $178 million at March 31, 2006 and $164 million at December 31, 2005.

NOTE D     OTHER INTANGIBLE ASSETS

The following table provides information regarding the Corporation’s other intangible assets:

Other Intangible Assets

	At March 31, 2006			At December 31, 2005
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(32)	$1	$33	$(32)	$1
Patents	4	(2)	2	4	(2)	2
Software	106	(86)	20	104	(85)	19
Other	1	(1)	-	1	(1)	—
Total	$144	$(121)	$23	$142	$(120)	$22

Total estimated amortization expense for 2006 and the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years

In millions
2006	$4
2007	$4
2008	$4
2009	$4
2010	$4
2011	$1

NOTE E     COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Corporation had accrued obligations of $87 million at December 31, 2005 for environmental remediation and restoration costs, including $34 million for the remediation of Superfund sites. At March 31, 2006, the Corporation had accrued obligations of $83 million for environmental remediation and restoration costs, including $31 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

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

The resulting study completed by ARPC in January 2005 stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2017 was estimated to be between approximately $1.5 billion and $2.0 billion, depending on which of two accepted methodologies was used. At December 31, 2004, the recorded asbestos-related liability for pending and future claims was $1.6 billion. Based on the low end of the range in the January 2005 study, the recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against UCC and Amchem into 2019. As in its January 2003 study, ARPC provided estimates for a longer period of time in its January 2005 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time. Based on ARPC’s studies, the Corporation’s asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, management determined that no change to the accrual was required at December 31, 2004.

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

Based on the Corporation’s own review of the asbestos claim and resolution activity and ARPC’s response, the Corporation determined that no change to the accrual was required at December 31, 2005. The asbestos-related liability for pending and future claims was $1.5 billion at December 31, 2005. Approximately 39 percent of the recorded liability related to pending claims and approximately 61 percent related to future claims.

Based on the Corporation’s review of 2006 activity, the Corporation determined that no change to the accrual was required at March 31, 2006. The asbestos-related liability for pending and future claims was $1.5 billion at March 31, 2006. Approximately 38 percent of the recorded liability related to pending claims and approximately 62 percent related to future claims.

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

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $503 million at March 31, 2006 and $535 million at December 31, 2005. At March 31, 2006 and December 31, 2005, $398 million of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	March 31, 2006	December 31, 2005
Receivables for defense costs	$62	$73
Receivables for resolution costs	318	327
Total	$380	$400

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $14 million in the first quarter of 2006 and $18 million in the first quarter of 2005, and was reflected in “Cost of sales.”

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. Although the Corporation already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. The insurance carriers are contesting this litigation. Through the first quarter of 2006, the Corporation reached settlements with several of the carriers involved in this litigation. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, the Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

Guarantees

In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees at March 31, 2006	2014	$93	$1
Guarantees at December 31, 2005	2014	$92	$2

NOTE F     PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost (Credit) for All Significant Plans

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
In millions	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Service cost	$6	$7	$1	$1
Interest cost	53	54	8	9
Expected return on plan assets	(83)	(85)	—	—
Amortization of prior service credit	—	—	(1)	(1)
Amortization of net loss	8	1	1	1
Net periodic benefit cost (credit)	$(16)	$(23)	$9	$10

Employer Contributions

Pension Plans

The Corporation has a defined benefit pension plan that covers substantially all employees in the United States. Benefits are based on length of service and the employee’s three highest consecutive years of compensation.

The Corporation’s funding policy is to contribute to the plans when pension laws and economics either require or encourage funding. As previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, UCC does not expect to contribute assets to its qualified pension plan in 2006. Consistent with that expectation, no contributions were made in the first quarter of 2006. The Corporation also has a non-qualified supplemental pension plan. Benefit payments to retirees under this plan are expected to be $2 million in 2006. In the first quarter of 2006, benefit payments of $0.5 million were made.

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

The Corporation funds most of the cost of these health care and life insurance benefits as incurred. As previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, UCC does not expect to contribute assets to its other postretirement benefit plans in 2006. Consistent with that expectation, no contributions were made in the first quarter of 2006. Benefit payments to retirees under these plans are expected to be $60 million in 2006. In the first quarter of 2006, benefit payments of $12 million were made.

NOTE G     RELATED PARTY TRANSACTIONS

The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow in accordance with the terms of Dow’s long-standing intercompany pricing policies. The application of these policies results in products being sold to and purchased from Dow at market-based prices. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) – net” in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $805 million in the first quarter of 2006 and $603 million in the first quarter of 2005.

The Corporation has a master services agreement with Dow whereby Dow provides services, including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety, and business management for UCC. Under the master services agreement with Dow, for general administrative and overhead type services that Dow routinely allocates to various businesses, UCC is charged the cost of those services based on the Corporation’s and Dow’s relative manufacturing conversion costs. This arrangement results in a quarterly charge of approximately $5 million (included in “Sundry income (expense) – net”).

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. At March 31, 2006, the Corporation had a note receivable of $2,221 million from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2006; however, Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At March 31, 2006, $812 million was available under the revolving credit agreement. The cash collateral was reported as “Noncurrent receivable from related company” in the consolidated balance sheets.

The losses and additional costs incurred by the Corporation in 2005 due to hurricane Katrina were covered by the Corporation’s insurance program. The Corporation has an insurance receivable for losses incurred of $105 million at March 31, 2006 from its insurer (an affiliate of Dow). Additionally, the Corporation has insurance coverage for lost sales and margins caused by hurricane Katrina. No amount of recovery for lost sales and margins has been recognized at March 31, 2006, and will only be recognized when the amount of recovery is realized through agreement amongst the insurers.

The Corporation recorded equity earnings of approximately $10 million from Dow Canada Holding LP (“DCHLP”) for the first two months of 2006 which increased the investment balance to $10 million. On March 1, 2006, the Corporation transferred its 11.2 percent partnership interest in DCHLP to a newly formed corporation, GWN Holding, Inc. (“GWN”), in exchange for 11.2 percent of GWN’s common stock. The Corporation accounts for its 11.2 percent ownership interest in GWN using the cost method.

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management’s narrative analysis of the results of operations for the three-month period ended March 31, 2006, the most recent period, compared with the three-month period ended March 31, 2005, the corresponding period in the preceding fiscal year.

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

RESULTS OF OPERATIONS

The Corporation reported net income of $283 million for the first quarter of 2006, compared with $280 million for the first quarter of 2005.

The increase in net trade sales was due to lump sum technology licensing revenue earned in the first quarter of 2006.

Net sales to related companies for the first quarter of 2006 were $1,735 million compared with $1,612 million for the first quarter of 2005, an increase of 8 percent. Selling prices to Dow are based on market prices for the related products. Average selling prices for most products were higher in the first quarter of 2006 compared with the first quarter of 2005; however, selling prices for ethylene glycol (“EG”) were down in the first quarter of 2006. Overall volume for the first quarter of 2006 was essentially flat compared with the same quarter of last year. Lower volumes for polyethylene, vinyl acetate monomer and isopropanol were offset by an increase in EG volume in the first quarter of 2006. Scheduled plant turnarounds negatively impacted EG volume in the first quarter of 2005.

Cost of sales increased 13 percent from $1,441 million in the first quarter of 2005 to $1,636 million in the first quarter of 2006 principally due to higher raw material costs.

Equity in earnings of nonconsolidated affiliates decreased $92 million in the first quarter of 2006 compared with the same quarter last year. The decline is attributable to lower earnings from EQUATE Petrochemical Co. K.S.C. (“EQUATE”) and the OPTIMAL Group (“OPTIMAL”), and the absence of equity earnings from UOP LLC, which the Corporation exited in the fourth quarter of 2005. Results from EQUATE and OPTIMAL were lower in the first quarter of 2006 due to planned maintenance turnarounds at the joint ventures.

Interest income was $23 million in the first quarter of 2006 compared with $4 million in the first quarter of 2005, due to higher interest rates and a significantly higher level of interest bearing assets. Interest expense and amortization of debt discount declined $10 million in the first quarter of 2006 compared with the first quarter of 2005, as reduced levels of long-term debt were achieved through the early extinguishment of approximately $436 million of debt, most of which occurred in the second quarter of 2005.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) – net for the first quarter of 2006 was net expense of $21 million compared with net income of $52 million for the first quarter last year. Sundry income in the first quarter of 2005 included a $70 million pretax gain on the sale of a portion of the Corporation’s interest in EQUATE.

The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, and the level of income relative to tax credits available. The effective tax rate for the first quarter of 2006 was 34.9 percent compared with 30.5 percent for the same quarter last year.

OTHER MATTERS

Accounting Changes

See Note B to the Consolidated Financial Statements for a discussion of accounting changes and recently issued accounting pronouncements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”) describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The Corporation’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2005 10-K. Since December 31, 2005, there have been no material changes in the Corporation’s critical accounting policies.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2006	2005
Claims unresolved at January 1	146,325	203,416
Claims filed	5,402	10,084
Claims settled, dismissed or otherwise resolved	(7,921)	(14,818)
Claims unresolved at March 31	143,806	198,682
Claimants with claims against both UCC and Amchem	47,779	68,278
Individual claimants at March 31	96,027	130,404

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

In November 2004, the Corporation requested ARPC to review the Corporation’s historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2003 study. In January 2005, ARPC provided the Corporation with a report summarizing the results of its study. At December 31, 2004, the recorded asbestos-related liability for pending and future claims was $1.6 billion. Based on the low end of the range in the January 2005 study, the recorded asbestos-related liability for pending and future claims at December 31, 2004 would be sufficient to resolve asbestos-related claims against UCC and Amchem into 2019. As in its January 2003 study, ARPC provided estimates for a longer period of time in its January 2005 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time. Based on ARPC’s studies, the Corporation’s asbestos litigation experience, and the uncertainties surrounding asbestos litigation and legislative reform efforts, management determined that no change to the accrual was required at December 31, 2004.

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

Based on the Corporation’s own review of the asbestos claim and resolution activity and ARPC’s response, the Corporation determined that no change to the accrual was required at December 31, 2005. The asbestos-related liability for pending and future claims was $1.5 billion at December 31, 2005. Approximately 39 percent of the recorded liability related to pending claims and approximately 61 percent related to future claims.

Based on the Corporation’s review of 2006 activity, the Corporation determined that no change to the accrual was required at March 31, 2006. The asbestos-related liability for pending and future claims was $1.5 billion at March 31, 2006. Approximately 38 percent of the recorded liability related to pending claims and approximately 62 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs	Three Months Ended		Aggregate Costs to Date as of March 31, 2006
In millions	March 31, 2006	March 31, 2005
Defense costs	$14	$18	$433
Resolution costs	$27	$67	$1,092

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

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $503 million at March 31, 2006 and $535 million at December 31, 2005. At March 31, 2006 and December 31, 2005, $398 million of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	March 31, 2006	December 31, 2005
Receivables for defense costs	$62	$73
Receivables for resolution costs	318	327
Total	$380	$400

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $14 million in the first quarter of 2006 and $18 million in the first quarter of 2005, and was reflected in “Cost of sales.”

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. Although the Corporation already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. The insurance carriers are contesting this litigation. Through the first quarter of 2006, the Corporation reached settlements with several of the carriers involved in this litigation. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, the Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No material developments in asbestos-related matters occurred during the first quarter of 2006. For a summary of the history and current status of asbestos-related matters, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note E to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS.

There were no material changes in the Corporation’s risk factors in the first quarter of 2006.

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

Date: April 28, 2006

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