Form 10-Q
period 2006-06-30
UNION CARBIDE CORP /NEW/
filed 2006-08-01
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 2006

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

At June 30, 2006, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net trade sales	$56	$73	$374	$145
Net sales to related companies	1,720	1,511	3,455	3,123
Total Net Sales	1,776	1,584	3,829	3,268
Cost of sales	1,603	1,383	3,239	2,824
Research and development expenses	19	18	40	39
Selling, general and administrative expenses	1	5	12	10
Equity in earnings of nonconsolidated affiliates	83	98	144	251
Sundry income (expense) - net	(23)	1	(44)	53
Interest income	35	6	58	10
Interest expense and amortization of debt discount	13	19	26	42
Income before Income Taxes	235	264	670	667
Provision for income taxes	80	74	232	197
Net Income Available for Common Stockholder	$155	$190	$438	$470
Depreciation	$71	$68	$139	$135
Capital Expenditures	$54	$51	$95	$94

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	Dec. 31,
In millions (Unaudited)	2006	2005
Assets
Current Assets
Cash and cash equivalents	$69	$73
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2006: $2; 2005: $3)	36	53
Related companies	361	508
Other	97	96
Notes receivable from related companies	2,180	1,631
Inventories	208	181
Deferred income tax assets - current	46	58
Asbestos-related insurance receivables - current	76	117
Total current assets	3,073	2,717
Investments
Investments in related companies	297	287
Investments in nonconsolidated affiliates	744	887
Other investments	21	13
Noncurrent receivables	60	62
Noncurrent receivable from related company	199	197
Total investments	1,321	1,446
Property
Property	7,414	7,415
Less accumulated depreciation	5,422	5,378
Net property	1,992	2,037
Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization - 2006: $122; 2005: $120)	24	22
Asbestos-related insurance receivables - noncurrent	763	818
Prepaid pension expense	840	806
Deferred charges and other assets	54	62
Total other assets	1,707	1,734
Total Assets	$8,093	$7,934

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	Dec. 31,
In millions (Unaudited)	2006	2005
Liabilities and Stockholder’s Equity
Current Liabilities
Notes payable:
Related companies	$10	$4
Other	3	4
Long-term debt due within one year	2	2
Accounts payable:
Trade	216	292
Related companies	174	317
Other	36	29
Income taxes payable	115	41
Asbestos-related liabilities - current	87	121
Accrued and other current liabilities	229	235
Total current liabilities	872	1,045
Long-Term Debt	820	822
Other Noncurrent Liabilities
Deferred income taxes payable - noncurrent	55	89
Pension and other postretirement benefits - noncurrent	447	455
Asbestos-related liabilities - noncurrent	1,346	1,384
Other noncurrent obligations	335	361
Total other noncurrent liabilities	2,183	2,289
Minority Interest in Subsidiaries	4	4
Stockholder’s Equity
Common stock (1,000 shares authorized and issued)	—	—
Additional paid-in capital	121	121
Retained earnings	4,174	3,736
Accumulated other comprehensive loss	(81)	(83)
Net stockholder’s equity	4,214	3,774
Total Liabilities and Stockholder’s Equity	$8,093	$7,934

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,	June 30,
In millions (Unaudited)	2006	2005
Operating Activities
Net Income Available for Common Stockholder	$438	$470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153	148
Provision (Credit) for deferred income tax	(26)	186
Earnings/losses of nonconsolidated affiliates less than dividends received	131	25
Other gain, net	—	(1)
Gain on sale of ownership interest in nonconsolidated affiliate	—	(70)
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	12	27
Related company receivables	(402)	(117)
Inventories	(27)	(9)
Accounts payable	(50)	2
Related company payables	(137)	(203)
Other assets and liabilities	—	(68)
Cash provided by operating activities	92	390
Investing Activities
Capital expenditures	(95)	(94)
Distributions from nonconsolidated affiliates	4	41
Changes in noncurrent receivable from related company	(2)	13
Purchases of investments	(2)	(1)
Proceeds from sales of investments	2	—
Cash used in investing activities	(93)	(41)
Financing Activities
Changes in short-term notes payable	(1)	—
Payments on long-term debt	(2)	(345)
Cash used in financing activities	(3)	(345)
Summary
Increase (Decrease) in cash and cash equivalents	(4)	4
Cash and cash equivalents at beginning of year	73	22
Cash and cash equivalents at end of period	$69	$26

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
In millions (Unaudited)	2006	2005	2006	2005
Net Income Available for Common Stockholder	$155	$190	$438	$470
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains on investments	1	—	—	—
Translation adjustments	1	(6)	1	(10)
Minimum pension liability adjustment	—	(1)	—	6
Net gain (loss) on cash flow hedging derivative instruments	—	(2)	1	—
Total other comprehensive income (loss)	2	(9)	2	(4)
Comprehensive Income	$157	$181	$440	$466

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

NOTE B     ACCOUNTING CHANGES

Accounting for Conditional Asset Retirement Obligations

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

The Corporation has 17 manufacturing sites in six countries. Most of these sites contain numerous individual manufacturing operations, particularly at the Corporation’s larger sites. Asset retirement obligations are recorded in the period in which they are incurred and reasonably estimable, including those obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Corporation. Retirement of assets may involve such efforts as remediation and treatment of asbestos, contractually required demolition, and other related activities, depending on the nature and location of the assets, and are typically realized only upon demolition of those facilities. In identifying asset retirement obligations, the Corporation considers identification of legally enforceable obligations, changes in existing law, estimates of potential settlement dates and the calculation of an appropriate discount rate to be used in calculating the fair value of the obligations. The Corporation has a well-established global process to identify, approve and track the demolition of retired or to-be-retired facilities; no assets are retired from service until this process has been followed. The Corporation typically forecasts demolition projects based on the usefulness of the assets; environmental, health and safety concerns; and other similar considerations. Under this process, as demolition projects are identified and approved, reasonable estimates may then be determined for the time frames during which any related asset retirement obligations are expected to be settled. For those assets where a range of potential settlement dates may be reasonably estimated, obligations are recorded.

Assets that have not been submitted/reviewed for potential demolition activities are considered to have continued usefulness and are generally still operating “normally.” Therefore, without a plan to demolish the assets or the expectation of a plan, such as shortening the useful life of assets for depreciation purposes under the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Corporation is unable to reasonably forecast a time frame to use for present value calculations. As such, the Corporation has not recognized obligations for individual plants/buildings at its 17 manufacturing sites where estimates of potential settlement dates cannot be reasonably made. The Corporation routinely reviews all changes to the list of items under consideration for demolition to determine if an adjustment to the value of the asset retirement obligation is required.

Adoption of FIN No. 47 on December 31, 2005 resulted in the recognition of an asset retirement obligation of $12 million and a charge of $8 million (net of tax of $4 million), which was included in “Cumulative effect of changes in accounting principles” in the fourth quarter of 2005. The discount rate used to calculate the Corporation’s asset retirement obligations was 4.6 percent.

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

In accordance with FIN No. 47, the Corporation has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. At December 31, 2005, the aggregate carrying amount of conditional asset retirement obligations recognized by the Corporation was $12 million. The aggregate carrying amount of conditional asset retirement obligations was $13 million at June 30, 2006.

As described above, the Corporation has not recognized conditional asset retirement obligations for which a fair value cannot be reasonably estimated in its consolidated financial statements. It is the opinion of management that the possibility is remote that such conditional asset retirement obligations, when estimable, will have a material adverse impact on the Corporation’s consolidated financial statements based on current costs.

Other Accounting Changes

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

On January 1, 2006, Dow adopted revised SFAS No. 123 (“SFAS No. 123R”), “Share-Based Payment.” The Corporation will continue to be allocated the portion of expense relating to its employees who receive stock-based compensation, which was immaterial in the first six months of 2006.

In September 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” EITF Issue No. 04-13 is effective for new arrangements entered into, and modifications or renewals of existing arrangements, in the first interim or annual period beginning after March 15, 2006. The Corporation has determined that its current accounting treatment for purchases and sales of inventory with the same counterparty is consistent with the guidance in EITF Issue No. 04-13; therefore, the issue had no impact on the Corporation’s consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Corporation is included in Dow’s consolidated federal income tax group and consolidated tax return and Dow is currently evaluating the impact of adopting this interpretation.

NOTE C     INVENTORIES

The following table provides a breakdown of inventories:

Inventories

In millions	June 30, 2006	Dec. 31, 2005
Finished goods	$45	$30
Work in process	30	26
Raw materials	50	41
Supplies	83	84
Total inventories	$208	$181

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $158 million at June 30, 2006 and $164 million at December 31, 2005.

NOTE D     OTHER INTANGIBLE ASSETS

The following table provides information regarding the Corporation’s other intangible assets:

Other Intangible Assets

	At June 30, 2006			At December 31, 2005
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(32)	$1	$33	$(32)	$1
Patents	4	(2)	2	4	(2)	2
Software	108	(87)	21	104	(85)	19
Other	1	(1)	—	1	(1)	—
Total	$146	$(122)	$24	$142	$(120)	$22

Total estimated amortization expense for 2006 and the next five fiscal years is as follows:

Estimated Amortization Expense
for Next Five Years

In millions
2006	$4
2007	$4
2008	$4
2009	$4
2010	$4
2011	$3

NOTE E     COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Corporation had accrued obligations of $87 million at December 31, 2005 for environmental remediation and restoration costs, including $34 million for the remediation of Superfund sites. At June 30, 2006, the Corporation had accrued obligations of $74 million for environmental remediation and restoration costs, including $27 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

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

Based on the Corporation’s review of 2006 activity, the Corporation determined that no change to the accrual was required at June 30, 2006. The asbestos-related liability for pending and future claims was $1.4 billion at June 30, 2006. Approximately 36 percent of the recorded liability related to pending claims and approximately 64 percent related to future claims.

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

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $485 million at June 30, 2006 and $535 million at December 31, 2005. At June 30, 2006 $391 million ($398 million at December 31, 2005) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers
In millions	June 30, 2006	December 31, 2005
Receivables for defense costs	$21	$73
Receivables for resolution costs	333	327
Total	$354	$400

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $14 million in the second quarter of 2006 and in the second quarter of 2005, and $28 million in the first six months of 2006 ($32 million in the first six months of 2005), and was reflected in “Cost of sales.”

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. Although the Corporation already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. The insurance carriers are contesting this litigation. Through the second quarter of 2006, the Corporation reached settlements with several of the carriers involved in this litigation. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, the Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

Guarantees

In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees at June 30, 2006	2014	$93	$1
Guarantees at December 31, 2005	2014	$92	$2

NOTE F     PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost (Credit) for All Significant Plans

	Three Months Ended		Six Months Ended
In millions	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Defined Benefit Pension Plans:
Service cost	$6	$6	$12	$13
Interest cost	53	55	106	109
Expected return on plan assets	(83)	(86)	(166)	(171)
Amortization of prior service cost	—	1	—	1
Amortization of net loss	8	—	16	1
Net periodic benefit credit	$(16)	$(24)	$(32)	$(47)

Other Postretirement Benefits:
Service cost	$1	$1	$2	$2
Interest cost	8	8	16	17
Amortization of prior service credit	(1)	—	(2)	(1)
Amortization of net loss	1	2	2	3
Net periodic benefit cost	$9	$11	$18	$21

Employer Contributions

Pension Plans

The Corporation has a defined benefit pension plan that covers substantially all employees in the United States. Benefits are based on length of service and the employee’s three highest consecutive years of compensation.

The Corporation’s funding policy is to contribute to the plans when pension laws and economics either require or encourage funding. As previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, UCC does not expect to contribute assets to its qualified pension plan in 2006. Consistent with that expectation, no contributions were made in the first six months of 2006. The Corporation also has a non-qualified supplemental pension plan. Benefit payments to retirees under this plan are expected to be $2 million in 2006. In the first six months of 2006, benefit payments of $1 million were made.

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

The Corporation funds most of the cost of these health care and life insurance benefits as incurred. As previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, UCC does not expect to contribute assets to its other postretirement benefit plans in 2006. Consistent with that expectation, no contributions were made in the first six months of 2006. Benefit payments to retirees under these plans are expected to be $60 million in 2006. In the first six months of 2006, benefit payments of $26 million were made.

NOTE G     RELATED PARTY TRANSACTIONS

The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow in accordance with the terms of Dow’s long-standing intercompany pricing policies. The application of these policies results in products being sold to and purchased from Dow at market-based prices. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) – net” in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $725 million in the second quarter of 2006 ($572 million in the second quarter of 2005) and $1,530 million in the first half of 2006 ($1,175 million in the first half of 2005).

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. At June 30, 2006, the Corporation had a note receivable of $2,143 million from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2006; however, Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At June 30, 2006, $813 million was available under the revolving credit agreement. The cash collateral was reported as “Noncurrent receivable from related company” in the consolidated balance sheets.

The losses and additional costs incurred by the Corporation in 2005 due to hurricane Katrina were covered by the Corporation’s insurance program. The Corporation has an insurance receivable for losses incurred of $105 million at June 30, 2006 from its insurer (an affiliate of Dow). Additionally, the Corporation has insurance coverage for lost sales and margins caused by hurricane Katrina. No amount of recovery for lost sales and margins has been recognized at June 30, 2006, and will only be recognized when the amount of recovery is realized through agreement amongst the insurers.

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

In accordance with the Amended and Restated Tax Sharing Agreement between the Corporation and Dow, the Corporation made a payment of $184 million to Dow in June 2006 to cover the Corporation’s estimated federal tax liability for the first six months of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management’s narrative analysis of the results of operations for the three- and six-month periods ended June 30, 2006, the most recent periods, compared with the three and six-month periods ended June 30, 2005, the corresponding periods in the preceding fiscal year.

References below to “Dow” refer to The Dow Chemical Company and its consolidated subsidiaries, except as the context otherwise requires.

The Corporation’s business activities comprise components of Dow’s global operations rather than stand-alone operations. Dow conducts its worldwide operations through global businesses. Because there are no separable reportable business segments for UCC under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and no detailed business information is provided to a chief operating decision maker regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment.

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

RESULTS OF OPERATIONS

Total net sales for the second quarter of 2006 were $1,776 million compared with $1,584 million for the second quarter of 2005, an increase of 12 percent. Selling prices to Dow are based on market prices for the related products. Average selling prices for most products were higher in the second quarter of 2006, reflecting significantly higher raw material and energy costs. Overall volume for the second quarter of 2006 was up slightly compared with the same period last year. Strong volume gains for polyethylene, oxo products and EG were largely offset by lower demand for the Corporation’s other products, including vinyl acetate monomer and isopropanol. Total net sales were $3,829 million for the first half of 2006 compared with $3,268 million for the first half of 2005, an increase of 17 percent. On a year-to-date basis, total net sales were favorably impacted by lump sum technology licensing revenue earned in the first quarter of 2006. Average selling prices for most of the Corporation’s products were higher for the first six months of 2006 compared with the same period last year. On a year-to-date basis, volume was up slightly as gains in polyethylene, oxo products, EG and ethylene oxide were largely offset by lower demand for other products.

Cost of sales for the second quarter of 2006 increased 16 percent compared with the second quarter of 2005, and cost of sales for the first half of 2006 increased 15 percent compared with the same period last year, principally due to higher raw material costs.

Equity in earnings of nonconsolidated affiliates was $83 million in the second quarter of 2006 compared with $98 million in the same quarter last year. The absence of equity earnings from UOP LLC (which the Corporation exited in the fourth quarter of 2005) and lower earnings from EQUATE Petrochemical Co. K.S.C. (“EQUATE”) were partially offset by improved earnings from the OPTIMAL Group (“OPTIMAL”) and Univation Technologies, LLC (“Univation”). Year to date, equity in earnings of nonconsolidated affiliates was $144 million compared with $251 million last year. In addition to the items previously mentioned, results for EQUATE and OPTIMAL for the first half of 2006 were lower due to planned maintenance turnarounds in the first quarter of 2006. EQUATE’s maintenance turnaround was completed during the second quarter of 2006.

Interest income was $35 million in the second quarter of 2006 compared with $6 million in the second quarter of 2005. Year to date, interest income was $58 million, up from $10 million in the first six months of 2005 due to higher interest rates and a significantly higher level of interest-bearing assets.

Interest expense and amortization of debt discount was $13 million in the second quarter of 2006 compared with $19 million in the second quarter of 2005. Year to date, interest expense and amortization of debt discount was $26 million, down from $42 million for the first six months of 2005, due to the reduction of long-term debt which resulted from the early extinguishment of approximately $436 million of debt, primarily in the second quarter of 2005.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) – net for the second quarter of 2006 was net expense of $23 million compared with net income of $1 million for the second quarter last year. Net sundry income for the second quarter of 2005 included dividend income of $29 million from Dow Chemical Canada Inc. (“Dow Canada”) and a loss of $8 million associated with the early extinguishment of $345 million of debt. Year to date, Sundry income (expense) – net was net expense of $44 million compared with net income of $53 million for the first six months of last year. Sundry income in the first six months of 2005 also benefited from a $70 million pretax gain on the sale of a portion of the Corporation’s interest in EQUATE.

The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, and the level of income relative to tax credits available. The effective tax rate for the second quarter of 2006 was 34 percent compared with 28 percent for the same quarter last year. Year to date, the effective tax rate was 34.6 percent versus 29.5 percent last year. The effective tax rates for the second quarter and first six months of 2006 were higher than the same periods last year principally due to lower earnings from the Corporation’s joint ventures. Since most of the earnings from nonconsolidated affiliates are taxed at the joint venture level, the impact of lower equity earnings increased the Corporation’s overall effective tax rate. In addition, the effective tax rate for 2005 reflects the favorable impact of $29 million of dividend income from Dow Canada in the second quarter of 2005, which was based on previously taxed income.

The Corporation reported net income of $155 million for the second quarter of 2006, compared with $190 million for the second quarter of 2005. The results for the second quarter of 2006 were negatively impacted by a decline in gross margin and lower equity earnings. Net income for the first half of 2006 declined to $438 million from $470 million for the first half of 2005.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2006	2005
Claims unresolved at January 1	146,325	203,416
Claims filed	9,130	20,456
Claims settled, dismissed or otherwise resolved	(34,327)	(25,402)
Claims unresolved at June 30	121,128	198,470
Claimants with claims against both UCC and Amchem	42,096	64,682
Individual claimants at June 30	79,032	133,788

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

Based on the Corporation’s review of 2006 activity, the Corporation determined that no change to the accrual was required at June 30, 2006. The asbestos-related liability for pending and future claims was $1.4 billion at June 30, 2006. Approximately 36 percent of the recorded liability related to pending claims and approximately 64 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs

	Six Months Ended		Aggregate Costs
In millions	June 30, 2006	June 30, 2005	to Date as of June 30, 2006
Defense costs	$28	$32	$447
Resolution costs	$73	$98	$1,138

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

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $485 million at June 30, 2006 and $535 million at December 31, 2005. At June 30, 2006 $391 million ($398 million at December 31, 2005) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	June 30, 2006	December 31, 2005
Receivables for defense costs	$21	$73
Receivables for resolution costs	333	327
Total	$354	$400

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $14 million in the second quarter of 2006 and in the second quarter of 2005, and $28 million in the first six months of 2006 ($32 million in the first six months of 2005), and was reflected in “Cost of sales.”

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. Although the Corporation already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. The insurance carriers are contesting this litigation. Through the second quarter of 2006, the Corporation reached settlements with several of the carriers involved in this litigation. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, the Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No material developments in asbestos-related matters occurred during the second quarter of 2006. For a summary of the history and current status of asbestos-related matters, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note E to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS.

There were no material changes in the Corporation’s risk factors in the second quarter of 2006.

ITEM 6. EXHIBITS.

See the Exhibit Index on page 21 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

Union Carbide Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION CARBIDE CORPORATION
Registrant

Date: August 1, 2006

	By:	/s/ WILLIAM H. WEIDEMAN
William H. Weideman
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