Form 10-Q
period 2006-09-30
UNION CARBIDE CORP /NEW/
filed 2006-10-31
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐Yes	☒ No

At September 30, 2006, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
In millions (Unaudited)	2006	2005	2006	2005
Net trade sales	$55	$73	$429	$218
Net sales to related companies	1,845	1,392	5,300	4,515
Total Net Sales	1,900	1,465	5,729	4,733
Cost of sales	1,727	1,321	4,966	4,145
Research and development expenses	17	19	57	58
Selling, general and administrative expenses	4	4	16	14
Restructuring charges	13	—	13	—
Equity in earnings of nonconsolidated affiliates	144	105	288	356
Sundry income (expense) - net	(16)	(2)	(60)	51
Interest income	34	6	92	16
Interest expense and amortization of debt discount	14	15	40	57
Income before Income Taxes	287	215	957	882
Provision for income taxes	69	31	301	228
Net Income Available for Common Stockholder	$218	$184	$656	$654
Depreciation	$67	$66	$206	$201
Capital Expenditures	$51	$45	$146	$139

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

In millions (Unaudited)	Sept. 30, 2006	Dec. 31, 2005
Assets
Current Assets
Cash and cash equivalents	$73	$73
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2006: $2; 2005: $3)	45	53
Related companies	463	508
Other	78	96
Notes receivable from related companies	2,264	1,631
Inventories	204	181
Deferred income tax assets - current	14	58
Asbestos-related insurance receivables - current	79	117
Total current assets	3,220	2,717
Investments
Investments in related companies	297	287
Investments in nonconsolidated affiliates	867	887
Other investments	21	13
Noncurrent receivables	59	62
Noncurrent lreceivable from related company	198	197
Total investments	1,442	1,446
Property
Property	7,438	7,415
Less accumulated depreciation	5,476	5,378
Net property	1,962	2,037
Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization - 2006: $123; 2005: $120)	24	22
Asbestos-related insurance receivables - noncurrent	750	818
Prepaid pension expense	856	806
Deferred charges and other assets	48	62
Total other assets	1,704	1,734
Total Assets	$8,328	$7,934

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

In millions (Unaudited)	Sept. 30, 2006	Dec. 31, 2005
Liabilities and Stockholder’s Equity
Current Liabilities
Notes payable:
Related companies	$8	$4
Other	4	4
Long-term debt due within one year	2	2
Accounts payable:
Trade	230	292
Related companies	249	317
Other	38	29
Income taxes payable	77	41
Asbestos-related liabilities - current	136	121
Accrued and other current liabilities	238	235
Total current liabilities	982	1,045
Long-Term Debt	820	822
Other Noncurrent Liabilities
Deferred income taxes payable - noncurrent	30	89
Pension and other postretirement benefits - noncurrent	444	455
Asbestos-related liabilities - noncurrent	1,273	1,384
Other noncurrent obligations	347	361
Total other noncurrent liabilities	2,094	2,289
Minority Interest in Subsidiaries	3	4
Stockholder’s Equity
Common stock (1,000 shares authorized and issued)	—	—
Additional paid-in capital	121	121
Retained earnings	4,392	3,736
Accumulated other comprehensive loss	(84)	(83)
Net stockholder’s equity	4,429	3,774
Total Liabilities and Stockholder’s Equity	$8,328	$7,934

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sept. 30, 2006	Sept. 30, 2005
Operating Activities
Net Income Available for Common Stockholder	$656	$654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227	222
Provision (Credit) for deferred income tax	(3)	208
Earnings of nonconsolidated affiliates less than dividends received	4	1
Gain on sales of investments, net	—	(9)
Gain on sales of property, net	—	(3)
Other gain, net	—	(1)
Gain on sale of ownership interest in nonconsolidated affiliate	—	(70)
Restructuring charges	13	—
Changes in assets and liabilities that provided (used) cash:
Accounts and notes receivable	22	29
Related company receivables	(588)	(234)
Inventories	(23)	(21)
Accounts payable	(33)	(9)
Related company payables	(64)	(205)
Other assets and liabilities	(59)	(24)
Cash provided by operating activities	152	538
Investing Activities
Capital expenditures	(146)	(139)
Proceeds from sales of property	2	7
Distributions from nonconsolidated affiliates	4	41
Changes in noncurrent receivable from related company	(1)	13
Purchases of investments	(11)	(1)
Proceeds from sales of investments	3	—
Cash used in investing activities	(149)	(79)
Financing Activities
Changes in short-term notes payable	(1)	(1)
Payments on long-term debt	(2)	(436)
Cash used in financing activities	(3)	(437)
Summary
Increase in cash and cash equivalents	—	22
Cash and cash equivalents at beginning of year	73	22
Cash and cash equivalents at end of period	$73	$44

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Net Income Available for Common Stockholder	$218	$184	$656	$654
Other Comprehensive Income (Loss), Net of Tax
Translation adjustments	(1)	(2)	—	(12)
Minimum pension liability adjustment	—	—	—	6
Net gain (loss) on cash flow hedging derivative instruments	(2)	1	(1)	1
Total other comprehensive loss	(3)	(1)	(1)	(5)
Comprehensive Income	$215	$183	$655	$649

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

In accordance with FIN No. 47, the Corporation has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. At December 31, 2005, the aggregate carrying amount of conditional asset retirement obligations recognized by the Corporation was $12 million. The aggregate carrying amount of conditional asset retirement obligations was $13 million at September 30, 2006. These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”

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

Other Accounting Changes

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Because the Corporation previously used nameplate capacity to calculate product costs, adoption of SFAS No. 151 on January 1, 2006 had an immaterial favorable impact on the Corporation’s consolidated financial statements.

On January 1, 2006, Dow adopted revised SFAS No. 123 (“SFAS No. 123R”), “Share-Based Payment.” The Corporation will continue to be allocated the portion of expense relating to its employees who receive stock-based compensation, which was immaterial in the first nine months of 2006.

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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Corporation is included in Dow’s consolidated federal income tax group and consolidated tax return, and Dow is currently evaluating the impact of adopting this interpretation.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, which is December 31, 2006 for the Corporation.  The Corporation is currently evaluating the impact of applying this guidance.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Corporation is currently evaluating the impact of adopting this Statement.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement, which is effective December 31, 2006 for the Corporation, requires employers to recognize the funded status of defined benefit postretirement plans as an asset or liability on the balance sheet and to recognize changes in that funded status through comprehensive income. SFAS No. 158 also establishes the measurement date of plan assets and obligations as the date of the employer’s fiscal year end, and provides for additional annual disclosures. UCC currently uses a December 31 measurement date for all of its plans, consistent with its fiscal year end. The Corporation is currently evaluating the impact of adopting this Statement.

NOTE C   INVENTORIES

The following table provides a breakdown of inventories:

Inventories

In millions	Sept. 30, 2006	Dec. 31, 2005
Finished goods	$34	$30
Work in process	40	26
Raw materials	45	41
Supplies	85	84
Total inventories	$204	$181

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $172 million at September 30, 2006 and $164 million at December 31, 2005.

NOTE D   OTHER INTANGIBLE ASSETS

The following table provides information regarding the Corporation’s other intangible assets:

Other Intangible Assets

	At September 30, 2006			At December 31, 2005
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(32)	$1	$33	$(32)	$1
Patents	3	(2)	1	4	(2)	2
Software	110	(88)	22	104	(85)	19
Other	1	(1)	—	1	(1)	—
Total	$147	$(123)	$24	$142	$(120)	$22

Total estimated amortization expense for 2006 and the next five fiscal years is as follows:

Estimated Amortization Expense
for Next Five Years

In millions
2006	$4
2007	$4
2008	$4
2009	$4
2010	$4
2011	$4

NOTE E   COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. The Corporation had accrued obligations of $87 million at December 31, 2005 for environmental remediation and restoration costs, including $34 million for the remediation of Superfund sites. At September 30, 2006, the Corporation had accrued obligations of $74 million for environmental remediation and restoration costs, including $24 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

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

Based on the Corporation’s review of 2006 activity, the Corporation determined that no change to the accrual was required at September 30, 2006. The asbestos-related liability for pending and future claims was $1.4 billion at September 30, 2006. Approximately 35 percent of the recorded liability related to pending claims and approximately 65 percent related to future claims.

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

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $478 million at September 30, 2006 and $535 million at December 31, 2005. At September 30, 2006, $477 million ($398 million at December 31, 2005) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	September 30, 2006	December 31, 2005
Receivables for defense costs	$9	$73
Receivables for resolution costs	342	327
Total	$351	$400

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $1 million in the third quarter of 2006 ($24 million in the third quarter of 2005), and $29 million in the first nine months of 2006 ($56 million in the first nine months of 2005), and was reflected in “Cost of sales.”

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. Although the Corporation already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. The insurance carriers are contesting this litigation. Through the third quarter of 2006, the Corporation reached settlements with several of the carriers involved in this litigation. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, the

Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

Guarantees

In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees at September 30, 2006	2014	$83	$1
Guarantees at December 31, 2005	2014	$92	$2

NOTE F     PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost (Credit) for All Significant Plans

	Three Months Ended		Nine Months Ended
In millions	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Defined Benefit Pension Plans:
Service cost	$6	$7	$18	$20
Interest cost	53	54	159	163
Expected return on plan assets	(83)	(85)	(249)	(256)
Amortization of prior service cost	1	—	1	1
Amortization of net loss	7	1	23	2
Net periodic benefit credit	$(16)	$(23)	$(48)	$(70)

Other Postretirement Benefits:
Service cost	$1	$1	$3	$3
Interest cost	8	9	24	26
Amortization of prior service credit	(1)	—	(3)	(1)
Amortization of net loss	1	1	3	4
Net periodic benefit cost	$9	$11	$27	$32

Employer Contributions

Pension Plans

The Corporation has a defined benefit pension plan that covers substantially all employees in the United States. Benefits are based on length of service and the employee’s three highest consecutive years of compensation.

The Corporation’s funding policy is to contribute to the plans when pension laws and economics either require or encourage funding. As previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, UCC does not expect to contribute assets to its qualified pension plan in 2006. Consistent with that expectation, no contributions were made in the first nine months of 2006. The Corporation also has a non-qualified supplemental pension plan. Benefit payments to retirees under this plan are expected to be $3 million in 2006. In the first nine months of 2006, benefit payments of $2 million were made.

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

The Corporation funds most of the cost of these health care and life insurance benefits as incurred. As previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, UCC does not expect to contribute assets to its other postretirement benefit plans in 2006. Consistent with that expectation, no contributions were made in the first nine months of 2006. Benefit payments to retirees under these plans are expected to be $60 million in 2006. In the first nine months of 2006, benefit payments of $37 million were made.

NOTE G     RELATED PARTY TRANSACTIONS

The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow in accordance with the terms of Dow’s long-standing intercompany pricing policies. The application of these policies results in products being sold to and purchased from Dow at market-based prices. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) — net” in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $847 million in the third quarter of 2006 ($550 million in the third quarter of 2005) and $2,377 million in the first nine months of 2006 ($1,725 million in the first nine months of 2005).

The Corporation has a master services agreement with Dow whereby Dow provides services, including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety, and business management for UCC. Under the master services agreement with Dow, for general administrative and overhead type services that Dow routinely allocates to various businesses, UCC is charged the cost of those services based on the Corporation’s and Dow’s relative manufacturing conversion costs. This arrangement results in a quarterly charge of approximately $5 million (included in “Sundry income (expense) — net”).

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. At September 30, 2006, the Corporation had a note receivable of $2,226 million from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2007 pursuant to an amendment effective as of September 30, 2006; however, Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At September 30, 2006, $815 million was available under the revolving credit agreement. The cash collateral was reported as “Noncurrent receivable from related company” in the consolidated balance sheets.

The losses and additional costs incurred by the Corporation in 2005 due to hurricane Katrina were covered by the Corporation’s insurance program. The Corporation has an insurance receivable for losses incurred of $105 million at September 30, 2006 from its insurer (an affiliate of Dow). Additionally, the Corporation has insurance coverage for lost sales and margins caused by hurricane Katrina. No amount of recovery for lost sales and margins has been recognized through September 30, 2006, and will only be recognized when the amount of recovery is realized through agreement amongst the insurers.

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

In accordance with the Amended and Restated Tax Sharing Agreement between the Corporation and Dow, the Corporation made a payment of $84 million to Dow in September 2006 to cover the Corporation’s estimated federal tax liability for the third quarter of 2006 ($268 million for the first nine months of 2006).

NOTE H     RESTRUCTURING

In the third quarter of 2006, the Corporation recorded restructuring charges totaling $13 million resulting from decisions made by management in the third quarter to improve the competitiveness of its global operations. The decision resulted in the write-off of the net book value of three manufacturing facilities totaling $10 million (the largest of which was $8 million associated with the shutdown of the peroxymeric chemicals production facility in St. Charles, Louisiana, in October 2006), and the write-off of the net book value of fixed assets related to the dissolution of a consolidated joint venture in China (ceasing operations in October 2006) totaling $3 million. The charges are shown as “Restructuring charges” in the consolidated statements of income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management’s narrative analysis of the results of operations for the three- and nine-month periods ended September 30, 2006, the most recent periods, compared with the three- and nine-month periods ended September 30, 2005, the corresponding periods in the preceding fiscal year.

References below to “Dow” refer to The Dow Chemical Company and its consolidated subsidiaries, except as the context otherwise indicates.

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

RESULTS OF OPERATIONS

Total net sales for the third quarter of 2006 were $1,900 million compared with $1,465 million for the third quarter of 2005, an increase of 30 percent. Selling prices to Dow are based on market prices for the related products. Average selling prices for most products were higher in the third quarter of 2006, led by polyethylene, polypropylene and ethylene glycol (“EG”), reflecting significantly higher raw material costs. Overall volume for the third quarter of 2006 was up solidly compared with the low levels of the third quarter last year, which had been negatively impacted by disruptions in production and distribution caused by two hurricanes affecting the U.S. Gulf Coast. Total net sales were $5,729 million for the first nine months of 2006 compared with $4,733 million for the first nine months of 2005, an increase of 21 percent. On a year-to-date basis, total net sales were favorably impacted by lump sum technology licensing revenue earned in the first quarter of 2006. Average selling prices for most products were higher for the first nine months of 2006 compared with the same period last year, led by polyethylene and polypropylene. On a year-to-date basis, overall volume showed solid improvement with gains in polyethylene, EG and ethylene oxide.

Cost of sales for the third quarter of 2006 increased 31 percent compared with the third quarter of 2005, and cost of sales for the first nine months of 2006 increased 20 percent compared with the same period last year, principally due to higher raw material costs.

Restructuring charges of $13 million included the write-off of the net book value of three manufacturing facilities totaling $10 million (the largest of which was $8 million associated with the shutdown of the peroxymeric chemicals production facility in St. Charles, Louisiana, in October 2006) and the write-off of the net book value of fixed assets related to the dissolution of a consolidated joint venture in China (ceasing operations in October 2006) totaling $3 million.

Equity in earnings of nonconsolidated affiliates was $144 million in the third quarter of 2006 compared with $105 million in the same quarter last year. Improved earnings from the OPTIMAL Group, EQUATE Petrochemical Co. K.S.C. (“EQUATE”) and Univation Technologies, LLC more than offset the absence of equity earnings from UOP LLC (which the Corporation exited in the fourth quarter of 2005). Year to date, equity in earnings of nonconsolidated affiliates was $288 million, down from $356 million last year principally due to the absence of equity earnings from UOP LLC.

Sundry income (expense) — net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) — net for the third quarter of 2006 was net expense of $16 million compared with net expense of $2 million for the third quarter last year. Net sundry expense for the third quarter

Results of Operations - Continued

of 2005 included a gain of $9 million associated with the sale of investments. Year to date, Sundry income (expense) — net was net expense of $60 million compared with net income of $51 million for the first nine months of last year. Net sundry income for the first nine months of 2005 benefited from a $70 million pretax gain on the sale of a portion of the Corporation’s interest in EQUATE and dividend income of $29 million from Dow Chemical Canada Inc.

Interest income was $34 million in the third quarter of 2006 compared with $6 million in the third quarter of 2005. Year to date, interest income was $92 million, up from $16 million in the first nine months of 2005 due to higher interest rates and a significantly higher level of interest-bearing assets.

Interest expense and amortization of debt discount was $14 million in the third quarter of 2006 compared with $15 million in the third quarter of 2005. Year to date, interest expense and amortization of debt discount was $40 million, down from $57 million for the first nine months of 2005, due to the reduction of long-term debt which resulted from the early extinguishment of approximately $436 million of debt, primarily in the second quarter of 2005.

The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, and the level of income relative to tax credits available. The effective tax rate for the third quarter of 2006 was 24.0 percent compared with 14.4 percent for the same quarter last year. The effective tax rate for the third quarter of 2005 reflects the favorable impact of $21 million for adjustments resulting from the finalization of calculations following the closure of prior tax years. Year to date, the effective tax rate was 31.5 percent versus 25.9 percent last year. The effective tax rate for the first nine months of 2006 was higher than the same period last year principally due to lower earnings from the Corporation’s joint ventures. Since most of the earnings from nonconsolidated affiliates are taxed at the joint venture level, the impact of lower equity earnings increased the Corporation’s overall effective tax rate. In addition, the year-to-date effective tax rate for 2005 reflects the favorable impact of $29 million of dividend income from Dow Canada in the second quarter of 2005, which was based on previously taxed income.

The Corporation reported net income of $218 million for the third quarter of 2006, compared with $184 million for the third quarter of 2005. The results for the third quarter of 2006 were favorably impacted by an increase in gross margin and higher equity earnings. Net income for the first nine months of 2006 of $656 million was essentially unchanged from $654 million for the first nine months of 2005.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2006	2005
Claims unresolved at January 1	146,325	203,416
Claims filed	12,388	27,715
Claims settled, dismissed or otherwise resolved	(45,006)	(51,928)
Claims unresolved at September 30	113,707	179,203
Claimants with claims against both UCC and Amchem	39,432	61,524
Individual claimants at September 30	74,275	117,679

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

Based on the Corporation’s review of 2006 activity, the Corporation determined that no change to the accrual was required at September 30, 2006. The asbestos-related liability for pending and future claims was $1.4 billion at September 30, 2006. Approximately 35 percent of the recorded liability related to pending claims and approximately 65 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs

	Nine Months Ended		Aggregate Costs
In millions	Sept. 30, 2006	Sept. 30, 2005	to Date as of Sept. 30, 2006
Defense costs	$45	$55	$464
Resolution costs	$95	$122	$1,160

Asbestos-Related Matters — Continued

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

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $478 million at September 30, 2006 and $535 million at December 31, 2005. At September 30, 2006, $477 million ($398 million at December 31, 2005) of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	September 30, 2006	December 31, 2005
Receivables for defense costs	$9	$73
Receivables for resolution costs	342	327
Total	$351	$400

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $1 million in the third quarter of 2006 ($24 million in the third quarter of 2005), and $29 million in the first nine months of 2006 ($56 million in the first nine months of 2005), and was reflected in “Cost of sales.”

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. Although the Corporation already has settlements in place concerning coverage for asbestos claims with many of its insurers, including those covered by the 1985 Wellington Agreement, this lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. The insurance carriers are contesting this litigation. Through the third quarter of 2006, the Corporation reached settlements with several of the carriers involved in this litigation. After a further review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, the Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments in asbestos-related matters occurred during the third quarter of 2006. For a summary of the history and current status of asbestos-related matters, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note E to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS.

There were no material changes in the Corporation’s risk factors in the third quarter of 2006.

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

Date: October 31, 2006

	By:	/s/ WILLIAM H. WEIDEMAN
William H. Weideman
Vice President and Controller
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

	By:	/s/ EDWARD W. RICH
Edward W. Rich
Vice President, Treasurer and
Chief Financial Officer

Union Carbide Corporation and Subsidiaries

Exhibit Index

EXHIBIT NO.	DESCRIPTION

10.5.4	Fourth Amendment to the Amended and Restated Revolving Credit Agreement, dated as of September 30, 2006, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors.

23	Analysis, Research & Planning Corporation’s Consent.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.