Form 10-K
period 2006-12-31
UNION CARBIDE CORP /NEW/
filed 2007-02-20
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  DECEMBER 31, 2006

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

At February 20, 2007, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) for Form 10-K and is therefore filing this form with a reduced disclosure format.

Documents Incorporated by Reference

None

Union Carbide Corporation

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2006

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

Ethylene Oxide/Ethylene Glycol—ethylene oxide (EO), a chemical intermediate primarily used in the manufacture of ethylene glycol, polyethylene glycol, glycol ethers, ethanolamines, surfactants and other performance chemicals and polymers; di- and triethylene glycol, used in a variety of applications, including boat construction, shoe manufacturing, natural gas-drying and other moisture-removing applications, and plasticizers for safety glasses; and tetraethylene glycol, used predominantly in the production of plasticizers for automotive windows. Ethylene glycol (EG) is used extensively in the production of polyester fiber, resin and film, automotive antifreeze and engine coolants, and aircraft anti-icing and deicing fluids.

Industrial Chemicals and Polymers—broad range of products for specialty applications, including pharmaceutical, animal food supplements, personal care, industrial and household cleaning, coatings for beverage and food cans, industrial coatings and many other industrial uses. Product lines include acrolein and derivatives, CARBOWAX™ and CARBOWAX™ SENTRY™ polyethylene glycols and methoxypolyethylene glycols, solution vinyl resins, TERGITOL™ and TRITON™ surfactants, UCARTHERM™ heat transfer fluids, UCAR™ deicing fluids and UCON™ fluids.

Latex—water-based emulsions, including NEOCAR™ branched vinyl ester latexes, UCAR™ POLYPHOBE™ rheology modifiers, and UCAR™ all-acrylic, styrene acrylic and vinyl-acrylic latexes used as key components in decorative and industrial paints, adhesives, textile products, and construction products, such as caulks and sealants.

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

Solvents and Intermediates—includes oxo aldehydes, acids and alcohols, used as chemical intermediates and industrial solvents and in herbicides, plasticizers, paint dryers, jet-turbine lubricants, lube oil additives,  and food and feed preservatives; esters, which serve as solvents in industrial coatings and printing inks and in the manufacturing processes for pharmaceuticals and polymers.

Technology Licensing and Catalysts—includes licensing and supply of related catalysts for the UNIPOL™ polypropylene process, the METEOR™ process for EO/EG, and the LP OXO™ process for oxo alcohols, as well as licensing of the UNIPOL™ polyethylene process and sale of related catalysts (including metallocene catalysts) through Univation Technologies, LLC, a 50:50 joint venture with ExxonMobil.

Vinyl Acetate Monomer—a building block for the manufacture of a variety of polymers used in water-based emulsion paints, adhesives, paper coatings, textiles, safety glass and acrylic fibers.

Water Soluble Polymers—polymers used to enhance the physical and sensory properties of end-use products in a wide range of applications including food, paints and coatings, pharmaceuticals, oil and gas, personal care, building and construction, and other specialty applications. Key product lines include CELLOSIZE™ hydroxyethyl cellulose, POLYOX™ water-soluble resins, and products for hair and skin manufactured by Amerchol Corporation, a wholly owned subsidiary.

Wire and Cable—polyolefin-based compounds for high-performance insulation, semiconductives and jacketing systems for power distribution, telecommunications, and flame-retardant wire and cable. Key product lines include: REDI-LINK™ polyethylene-based wire and cable compounds, SI-LINK™ polyethylene-based low voltage insulation compounds, UNIGARD™ high-performance flame-retardant compounds, UNIGARD™ reduced emissions flame-retardant compounds, and UNIPURGE™ purging compounds.

Competition

The chemical industry has been historically competitive and this competitive environment is expected to continue. The chemical divisions of the major international oil companies also provide substantial competition both in the United States and abroad.

Research and Development

The Corporation is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. Research and Development expenses were $71 million in 2006 compared with $78 million in 2005. In addition, certain of the Corporation’s nonconsolidated affiliates conduct research and development within their business fields.

Patents, Licenses and Trademarks

The Corporation owns almost 1,800 U.S. and foreign patents that relate to a wide variety of products and processes, has a substantial number of pending patent applications throughout the world and is licensed under a number of patents. These patents expire at various times over the next 20 years. The Corporation also has a large number of trademarks. Although the Corporation considers that its patents, licenses and trademarks in the aggregate constitute a valuable asset, it does not regard its business as being materially dependent upon any single patent, license or trademark.

Principal Partly Owned Companies

UCC’s principal nonconsolidated affiliates for 2006 and the Corporation’s ownership interest in each are listed below:

•                  EQUATE Petrochemical Company K.S.C. (“EQUATE”) – 42.5 percent – a Kuwait-based company that manufactures ethylene, polyethylene and ethylene glycol.

•                  Nippon Unicar Company Limited – 50 percent – a Japan-based manufacturer of polyethylene and specialty polyethylene compounds.

•                  The OPTIMAL Group [consisting of OPTIMAL Olefins (Malaysia) Sdn Bhd – 23.75 percent; OPTIMAL Glycols (Malaysia) Sdn Bhd – 50 percent; OPTIMAL Chemicals (Malaysia) Sdn Bhd – 50 percent] – Malaysian companies that operate an ethane/propane cracker, an ethylene glycol facility and a production facility for ethylene and propylene derivatives within a world-scale, integrated chemical complex located in Kerteh, Terengganu, Malaysia.

•                  Univation Technologies, LLC – 50 percent – a U.S. company that develops, markets and licenses polyethylene process technology and related catalysts.

Financial Information About Foreign and Domestic Operations and Export Sales

In 2006, the Corporation derived 30 percent of its trade sales from customers outside the United States and had 1 percent of its property investment located outside the United States. See Note O to the Consolidated Financial Statements for information on sales to external customers and long-lived assets by geographic area.

Protection of the Environment

Matters pertaining to the environment are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Notes A and I to the Consolidated Financial Statements.

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

Volatility in purchased feedstock and energy costs impact UCC’s operating costs and add variability to earnings.

During 2006, purchased feedstock and energy costs continued to rise. While purchased feedstock and energy costs have trended downward in early 2007, these costs are expected to remain volatile throughout the year. When these costs increase, the Corporation is not always able to immediately raise prices and, ultimately, its ability to pass on underlying cost increases is greatly dependent on market conditions. As a result, increases in these costs could negatively impact the Corporation’s results of operations.

Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as the assessment of strict liability and/or joint and several liability.

The Corporation is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At December 31, 2006, the Corporation had accrued obligations of $77 million for environmental remediation and restoration costs, including $25 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Corporation’s operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters may result in significant unanticipated costs or liabilities.

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

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. The asbestos-related liability for pending and future claims was $1.2 billion at December 31, 2006 and the Corporation’s receivable for insurance recoveries related to its asbestos liability was $495 million at December 31, 2006. In addition, the Corporation had receivables for insurance recoveries of $300 million at December 31, 2006 for defense and resolution costs. Management believes that it is reasonably possible that the cost of disposing of the Corporation’s asbestos-related claims, including future defense costs, could have a material adverse impact on the Corporation’s results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

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

In 2005, two major hurricanes caused significant disruption in UCC’s operations on the U.S. Gulf Coast, logistics across the region and in the supply of certain raw materials which had an adverse impact on volume and cost for some of UCC’s products. If similar weather-related matters occur in the future, it could negatively affect UCC’s results of operations, due to the Corporation’s substantial presence on the U.S. Gulf Coast.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

The Corporation operates 15 manufacturing sites in six countries. The Corporation considers that its properties are in good operating condition and that its machinery and equipment have been well maintained. The following are the major production sites:

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2006	2005	2004
Claims unresolved at January 1	146,325	203,416	193,891
Claims filed	16,386	34,394	58,240
Claims settled, dismissed or otherwise resolved	(50,824)	(91,485)	(48,715)
Claims unresolved at December 31	111,887	146,325	203,416
Claimants with claims against both UCC and Amchem	38,529	48,647	73,587
Individual claimants at December 31	73,358	97,678	129,829

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

Estimating the Liability

Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Since then, the Corporation has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the accrual continues to be appropriate.

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

In November 2005, the Corporation requested ARPC to review the Corporation’s 2005 asbestos claim and resolution activity and determine the appropriateness of updating its January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2005. In January 2006, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. At December 31, 2005, the recorded asbestos-related liability for pending and future claims was $1.5 billion. Based on the Corporation’s own review of the asbestos claim and resolution activity and ARPC’s response, the Corporation determined that no change to the accrual was required at December 31, 2005.

In November 2006, the Corporation requested ARPC to review the Corporation’s historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2006 and concluded that the experience from 2004 through 2006 was sufficient for the purpose of forecasting future filings and values of asbestos claims filed against UCC and Amchem, and could be used in place of previous assumptions to update its January 2005 study. The resulting study, completed by ARPC in December 2006, stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2021 was estimated to be between approximately $1.2 billion and $1.5 billion. As in its January 2005 study, ARPC provided estimates for a longer period of time in its December 2006 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

Based on ARPC’s December 2006 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $1.2 billion at December 31, 2006 which will now cover the 15-year period ending in 2021 (excluding future defense and processing costs). The reduction was $177 million and is shown as “Asbestos-related credit” in the consolidated statements of income.

At December 31, 2006, approximately 25 percent of the recorded liability related to pending claims and approximately 75 percent related to future claims. At December 31, 2005, approximately 39 percent of the recorded liability related to pending claims and approximately 61 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs

In millions	2006	2005	2004	Aggregate Costs to Date as of Dec. 31, 2006
Defense costs	$62	$75	$86	$481
Resolution costs	$117	$139	$300	$1,182

The average resolution payment per asbestos claimant and the rate of new claim filings has fluctuated both up and down since the beginning of 2001. Union Carbide’s management expects such fluctuations to continue in the future based upon a number of factors, including the number and type of claims settled in a particular period, the jurisdictions in which such claims arose, and the extent to which any proposed legislative reform related to asbestos litigation is being considered.

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $45 million in 2006, $75 million in 2005 and $82 million in 2004, and was reflected in “Cost of sales.”

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of 2006, the Corporation reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $495 million at December 31, 2006 and $535 million at December 31, 2005. At December 31, 2006, all of the receivable for insurance recoveries ($398 million at December 31, 2005) was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31

In millions	2006	2005
Receivables for defense costs	$34	$73
Receivables for resolution costs	266	327
Total	$300	$400

After a review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, the Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

Pursuant to General Instruction I of Form 10-K “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management’s narrative analysis of the results of operation for the year ended December 31, 2006, the most recent fiscal year, compared with the year ended December 31, 2005, the fiscal year immediately preceding it.

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

Results of Operation

Total net sales for 2006 were $7.5 billion up 18 percent from $6.4 billion in 2005. Sales to Dow in 2006 were $7.0 billion compared with $6.1 billion in 2005. Selling prices to Dow are based on market prices for the related products. Increases in average selling prices occurred for most products in 2006 compared with 2005, including polyethylene, polypropylene, oxo products, and wire and cable products. Volume rebounded solidly from 2005 levels, which had been negatively affected by planned maintenance turnarounds at the Corporation’s two ethylene crackers at its St. Charles Operations in Hahnville, Louisiana, as well as disruptions in production and distribution caused by two hurricanes affecting the U. S. Gulf Coast in the second half of 2005. Total net sales for 2006 were also favorably impacted by significant lump sum technology licensing revenue earned in the first quarter of 2006. Technology licensing revenue varies from period to period due to the nature of the business.

Cost of sales for 2006 increased $873 million compared with 2005, primarily due to an increase in feedstock costs, which was partially offset by the impact of improved operating rates. Gross margin for 2006 was $965 million compared with $698 million for 2005 as increases in selling prices and the impact of higher volume more than offset the higher feedstock costs.

Restructuring charges in 2006 of $14 million included the write-off of the net book value of three manufacturing facilities totaling $10 million (the largest of which was $8 million associated with the shutdown of the peroxymeric chemicals production facility in St. Charles, Louisiana, in October 2006) and costs totaling $4 million related to the dissolution of a consolidated joint venture in China which ceased operations in October 2006 (including $3 million associated with the write-off of the net book value of fixed assets). In 2005, the Corporation recorded a restructuring charge of $11 million for an asset write-off associated with the shutdown of three R&D pilot plants in the South Charleston, West Virginia facility.

In the fourth quarter of 2006, following the completion of a new study to review its asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims (excluding future defense and processing costs) by $177 million. The reduction is shown as “Asbestos-related credit” in the consolidated statements of income. See Note I to the Consolidated Financial Statements for additional information regarding asbestos-related matters.

Equity in earnings of nonconsolidated affiliates declined from $476 million in 2005 to $395 million in 2006 due primarily to the absence of equity earnings from UOP LLC (“UOP”), which the Corporation exited in the fourth quarter of 2005. In addition, higher reported earnings from Univation Technologies, LLC were offset by lower reported earnings from the Corporation’s other joint ventures in 2006.

On November 30, 2005, the Corporation completed the sale of its indirect 50 percent interest in UOP to a wholly owned subsidiary of Honeywell International, Inc. for a purchase price of $867 million, which resulted in a pretax gain of $637 million.

Sundry income (expense) – net includes a variety of income and expense items such as dividend income, the gain or loss on foreign currency exchange, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) – net for 2006 was net expense of $39 million, compared with net income of $145 million in 2005. Sundry expense for 2006 included dividend income of approximately $35 million from Dow International Holdings Company (“DIHC”). Sundry income for 2005 included a $70 million pretax gain on the sale of a portion of the Corporation’s ownership interest in EQUATE (See Note E to the Consolidated Financial Statements) and dividend income of approximately $118 million (including $86 million from DIHC and $29 million from Dow Chemical Canada Inc.).

Interest income for 2006 was $128 million compared with $29 million in 2005, reflecting a sizeable increase in the level of interest bearing assets in the fourth quarter of 2005, sustained throughout 2006, in addition to higher interest rates. Interest expense and amortization of debt discount for 2006 decreased $17 million compared with 2005, as reduced levels of long-term debt were achieved through the early extinguishment of approximately $436 million of debt, most of which occurred in the first half of 2005.

The provision for income taxes was $420 million in 2006 compared with $496 million in 2005. UCC’s overall effective tax rate was 28.6 percent for 2006, compared with 27.4 percent for 2005. UCC’s effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, and the level of income relative to available tax credits. The effective tax rate for 2006 was higher than for 2005 principally due to lower earnings from the Corporation’s joint ventures. Since most of the earnings from nonconsolidated affiliates are taxed at the joint venture level, the impact of lower equity earnings increased the Corporation’s overall effective tax rate. In addition, the effective tax rate for 2005 reflected the favorable impact of $29 million of dividend income from Dow Canada in 2005, which was based on previously taxed income. The Corporation is included in Dow’s consolidated federal income tax group and consolidated income tax return. The underlying factors affecting UCC’s overall effective tax rates are summarized in Note N to the Consolidated Financial Statements.

The Corporation reported net income of $1.0 billion for 2006, compared with $1.3 billion for 2005. Although the results for 2006 included higher interest income and the asbestos-related credit discussed above, net income declined from 2005 which included the favorable impact of the gain on the UOP sale and higher dividends from related companies.

OTHER MATTERS

Accounting Changes

See Note A to the Consolidated Financial Statements for a summary of significant accounting policies and recent accounting pronouncements.

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

Litigation

The Corporation is subject to legal proceedings and claims arising out of the normal course of business. The Corporation routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an actuarial analysis of historical claims experience for incurred but not reported matters. The Corporation has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to minimize the impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note I to the Consolidated Financial Statements.

Asbestos-Related Matters

The Corporation, and a former subsidiary, Amchem Products, Inc. (“Amchem”), are and have been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. The Corporation also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002. Since then, the Corporation has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the accrual continues to be appropriate.

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

In November 2005, the Corporation requested ARPC to review the Corporation’s 2005 asbestos claim and resolution activity and determine the appropriateness of updating its January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2005. In January 2006, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation’s own review of the asbestos claim and resolution activity and ARPC’s response, the Corporation determined that no change to the accrual was required. At December 31, 2005, the recorded asbestos-related liability for pending and future claims was $1.5 billion.

In November 2006, the Corporation requested ARPC to review the Corporation’s historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2006 and concluded that the experience from 2004 through 2006 was sufficient for the purpose of forecasting future filings and values of asbestos claims filed against UCC and Amchem, and could be used in place of previous assumptions to update its January 2005 study. The resulting study, completed by ARPC in December 2006, stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2021 was estimated to be between approximately $1.2 billion and $1.5 billion. As in its January 2005 study, ARPC provided estimates for a longer period of time in its December 2006 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

Based on ARPC’s December 2006 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $1.2 billion at December 31, 2006 which will now cover the 15-year period ending in 2021 (excluding future defense and processing costs). The reduction was $177 million and is shown as “Asbestos-related credit” in the consolidated statements of income.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $495 million at December 31, 2006 and $535 million at December 31, 2005. In addition, the Corporation had receivables of $300 million at December 31, 2006 and $400 million at December 31, 2005 for insurance recoveries for defense and resolution costs.

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

For additional information, see Legal Proceedings, Asbestos-Related Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Note I to the Consolidated Financial Statements.

Environmental Matters

The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. At December 31, 2006, the Corporation had accrued obligations of $77 million for environmental remediation and restoration costs, including $25 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. At December 31, 2005, the Corporation had accrued obligations of $87 million for environmental remediation and restoration costs, including $34 million for the remediation of Superfund sites. For further discussion, see Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operation and Notes A and I to the Consolidated Financial Statements.

Pension and Other Postretirement Benefits

The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2006, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note K to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

The Corporation determined the expected long-term rate of return on assets by performing a detailed analysis of historical and expected returns based on the strategic asset allocation and the underlying return fundamentals of each asset class. The Corporation’s historical experience with the pension fund asset performance and comparisons to expected returns of peer companies with similar fund assets were also considered. The long-term rate of return assumption used for determining net periodic pension expense for 2006 was 8.75 percent. This assumption was changed to 8.4 percent for determining 2007 net periodic pension expense. The actual rate of return in 2006 was 11.4 percent. Future actual pension income will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Corporation’s pension plans. A 25 basis point adjustment in the long-term return on assets assumption would change total pension expense for 2007 by approximately $10 million.

The Corporation bases the determination of pension expense or income on a market-related valuation of plan assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2006, $86 million of net gains remain to be recognized in the calculation of the market-related value of plan assets. These net gains will result in decreases in future pension expense as they are recognized in the market-related value of assets and are a component of the total net loss of $569 million shown under “Amounts recognized in AOCI - pretax” in the table entitled “Change in Projected Benefit Obligations, Plan Assets and Funded Status of all Significant Plans” included in Note K to the Consolidated Financial Statements. The other $655 million of net losses represents cumulative changes in plan experience and actuarial assumptions. The net increase in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

Net Increase in Market-Related Asset Value due to
Recognition of Prior Asset Gains and Losses

In millions
2007	$59
2008	11
2009	1
2010	15
Total	$86

The discount rates utilized to measure the pension and other postretirement benefit obligations are based on the yield on high quality fixed income investments at the measurement date. Future expected actuarially determined cash flows of the plans are matched against the Citigroup Pension Discount Curve (Above Median) to arrive at a single discount rate by plan. The resulting discount rate increased from 5.65 percent at December 31, 2005, to 5.95 percent at December 31, 2006. A 25 basis point adjustment in the discount rate assumption would change total pension expense for 2007 by approximately $7 million, with an immaterial change on the other postretirement benefit expense due to defined dollar limits (caps).

For 2007, the Corporation maintained its assumption for the long-term rate of increase in compensation levels of 4.5 percent. Since 2002, the Corporation has used a generational mortality table to determine the duration of its pension and other postretirement obligations.

Based on the revised pension assumptions and changes in the market-related value of assets due to the recognition of prior asset gains and losses, the Corporation expects to record $7 million less in income for pension and other postretirement benefits in 2007 than it did in 2006.

The value of the qualified plan assets totaled $4.0 billion at December 31, 2006, an increase of $118 million over the prior year. The increase in the assumed discount rate along with the asset returns increased the funded status of the qualified plan, net of benefit obligations, by $287 million from December 31, 2005 to December 31, 2006. For 2007, the Corporation does not expect to make cash contributions to its pension and other postretirement benefit plans.

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

At December 31, 2006, the Corporation had a net deferred tax asset balance of $156 million, including deferred tax assets for tax loss and tax credit carryforwards of $215 million, of which $7 million is subject to expiration in the years 2007-2011. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Corporation needs taxable income of approximately $1.5 billion across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2007-2011 is $87 million. In evaluating the ability to realize its deferred tax assets, the Corporation relied principally on forecasted taxable income using historical and projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies.

The Corporation accrues for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on past experience. The tax contingency reserve is adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law. At December 31, 2006, the Corporation had a tax contingency reserve for both domestic and foreign issues of $236 million. For additional information, see Note N to the Consolidated Financial Statements.

Environmental Matters

Environmental Policies

The Corporation is committed to the Guiding Principles of Responsible Care®, to environmental, health and safety (“EH&S”) performance improvement and to public accountability. Dow’s EH&S management system (“EMS”), progress made towards the EH&S 2005 Goals, and introduction of new 2015 Sustainability Goals at all UCC sites minimizes environmental risks and impacts, both past and future.

Dow’s EMS defines the “who, what, when and how” needed for the businesses to achieve the policies, requirements, performance objectives, leadership expectations and public commitments. EMS is also designed to minimize the long-term cost of environmental protection and to comply with applicable laws and regulations. Security aspects of EMS were strengthened to require Site Vulnerability Assessments to ensure appropriate safeguards to protect employees and physical assets in a post-September 11th world. Furthermore, EMS is integrated into a company-wide Management System for EH&S, Operations, Quality and Human Resources, including implementation of the global EH&S Work Process to improve EH&S performance and to ensure ongoing compliance worldwide.

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

In 2005, the next generation of Dow’s 10-year goals were developed, providing continuity to the first set of goals, while also addressing a broader set of challenges. The 2015 Sustainability Goals will set the standard for sustainability in the chemical industry by focusing on improvements in local corporate citizenship and product stewardship, and actively pursuing methods to reduce the Corporation’s environmental impact.

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

UCC continually works to strengthen partnerships with local responders, law enforcement, and security agencies, and to enhance confidence in the integrity of its security and risk management program as well as strengthen its preparedness and response capabilities. UCC also works closely with its supply chain partners and strives to educate lawmakers, regulators and communities about its resolve and actions to date which are mitigating security and crisis threats.

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

Environmental Remediation

UCC accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, UCC recognizes the costs over the useful life of the facility. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note A to the Consolidated Financial Statements. To assess the impact on the consolidated financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had an accrued liability of $52 million at December 31, 2006, compared with $53 million at December 31, 2005, related to the remediation of current or former UCC-owned sites.

In addition to current and former UCC-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as “Superfund Law”), UCC is liable for remediation of other hazardous waste sites where UCC allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. UCC readily cooperates in the remediation of these sites where the Corporation’s liability is clear, thereby minimizing legal and administrative costs. Because Superfund Law imposes joint and several liability upon each party at a site, UCC has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties (“PRPs”) at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management’s estimate of the Corporation’s remaining liability for the remediation of Superfund sites was $25 million at December 31, 2006 and $34 million at December 31, 2005, which has been accrued, although the ultimate cost with respect to these sites could exceed that amount. The Corporation has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites

	UCC-owned Sites(1)		Superfund Sites(2)
	2006	2005	2006	2005
Number of sites at January 1	33	29	47	44
Sites added during year	—	4	5	7
Sites closed during year	—	—	(5)	(4)
Number of sites at December 31	33	33	47	47

(1) UCC-owned sites are sites currently or formerly owned by UCC, where remediation obligations are imposed (in the United States) by the Resource Conservation Recovery Act or analogous state law.
(2) Superfund sites are sites, including sites not owned by UCC, where remediation obligations are imposed by Superfund Law.

In total, the Corporation’s accrued liability for probable environmental remediation and restoration costs was $77 million at December 31, 2006, compared with $87 million at the end of 2005. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. It is the opinion of management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

The amounts charged to income on a pretax basis related to environmental remediation totaled $23 million in 2006, $19 million in 2005 and $18 million in 2004. Capital expenditures for environmental protection were $25 million in 2006, $26 million in 2005 and $26 million in 2004.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2006	2005	2004
Claims unresolved at January 1	146,325	203,416	193,891
Claims filed	16,386	34,394	58,240
Claims settled, dismissed or otherwise resolved	(50,824)	(91,485)	(48,715)
Claims unresolved at December 31	111,887	146,325	203,416
Claimants with claims against both UCC and Amchem	38,529	48,647	73,587
Individual claimants at December 31	73,358	97,678	129,829

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

Estimating the Liability

Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Since then, the Corporation has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the accrual continues to be appropriate.

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

In November 2005, the Corporation requested ARPC to review the Corporation’s 2005 asbestos claim and resolution activity and determine the appropriateness of updating its January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2005. In January 2006, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation’s own review of the asbestos claim and resolution activity and ARPC’s response, the Corporation determined that no change to the accrual was required. At December 31, 2005, the recorded asbestos-related liability for pending and future claims was $1.5 billion.

In November 2006, the Corporation requested ARPC to review the Corporation’s historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2006 and concluded that the experience from 2004 through 2006 was sufficient for the purpose of forecasting future filings and values of asbestos claims filed against UCC and Amchem, and could be used in place of previous assumptions to update its January 2005 study. The resulting study, completed by ARPC in December 2006, stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2021 was estimated to be between approximately $1.2 billion and $1.5 billion. As in its January 2005 study, ARPC provided estimates for a longer period of time in its December 2006 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

Based on ARPC’s December 2006 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $1.2 billion at December 31, 2006 which will now cover the 15-year period ending in 2021 (excluding future defense and processing costs). The reduction was $177 million and is shown as “Asbestos-related credit” in the consolidated statements of income.

At December 31, 2006, approximately 25 percent of the recorded liability related to pending claims and approximately 75 percent related to future claims. At December 31, 2005, approximately 39 percent of the recorded liability related to pending claims and approximately 61 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs

In millions	2006	2005	2004	Aggregate Costs to Date as of Dec. 31, 2006
Defense costs	$62	$75	$86	$481
Resolution costs	$117	$139	$300	$1,182

The average resolution payment per asbestos claimant and the rate of new claim filings has fluctuated both up and down since the beginning of 2001. Union Carbide’s management expects such fluctuations to continue in the future based upon a number of factors, including the number and type of claims settled in a particular period, the jurisdictions in which such claims arose, and the extent to which any proposed legislative reform related to asbestos litigation is being considered.

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $45 million in 2006, $75 million in 2005 and $82 million in 2004, and was reflected in “Cost of sales.”

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of 2006, the Corporation reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $495 million at December 31, 2006 and $535 million at December 31, 2005. At December 31, 2006, all of the receivable for insurance recoveries ($398 million at December 31, 2005) was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers
at December 31

In millions	2006	2005
Receivables for defense costs	$34	$73
Receivables for resolution costs	266	327
Total	$300	$400

After a review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, the Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

UCC uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. On an ongoing basis, the Corporation estimates the maximum gain or loss that could arise in one day, given a two-standard-deviation move in the respective price levels. These amounts are relatively insignificant in comparison to the size of the equity of the Corporation. The VAR methodology used by UCC is based primarily on the variance/covariance statistical model. The year-end VAR and average daily VAR for 2006 and 2005 are shown below:

Total Daily VAR at December 31*

	2006		2005
In millions	Year-end	Average	Year-end	Average
Interest rate	$7	$7	$8	$11

*Using a 95 percent confidence level

See Notes G and M to the Consolidated Financial Statements for further disclosure regarding market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Union Carbide Corporation:

We have audited the accompanying consolidated balance sheets of Union Carbide Corporation and subsidiaries (the “Corporation”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholder’s equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2.  These financial statements and financial statement schedule are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Carbide Corporation and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes A and K to the consolidated financial statements, effective December 31, 2006, Union Carbide Corporation changed its method of accounting for defined benefit pension and other postretirement plans to conform to Statement of Financial Accounting Standards No. 158.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Midland, Michigan
February 14, 2007

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Income

(In millions) For the years ended December 31	2006	2005	2004
Net trade sales	$506	$300	$328
Net sales to related companies	7,022	6,088	5,536
Total Net Sales	7,528	6,388	5,864
Cost of sales	6,563	5,690	5,193
Research and development expenses	71	78	90
Selling, general and administrative expenses	21	17	20
Amortization of intangibles	—	1	4
Restructuring charges	14	11	48
Asbestos-related credit	177	—	—
Equity in earnings of nonconsolidated affiliates	395	476	582
Gain on sale of nonconsolidated affiliate	—	637	—
Sundry income (expense) - net	(39)	145	(70)
Interest income	128	29	8
Interest expense and amortization of debt discount	54	71	93
Income before Income Taxes and Minority Interests	1,466	1,807	936
Provision for income taxes	420	496	248
Minority interests’ share in income	—	—	1
Income before Cumulative Effect of Change in Accounting Principle	1,046	1,311	687
Cumulative effect of change in accounting principle	—	(8)	—
Net Income Available for Common Stockholder	$1,046	$1,303	$687

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

(In millions) At December 31	2006	2005
Assets
Current Assets
Cash and cash equivalents	$71	$73
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2006: $2; 2005: $3)	33	53
Related companies	449	508
Other	145	213
Notes receivable from related companies	2,547	1,631
Inventories	199	181
Deferred income tax assets - current	41	58
Total current assets	3,485	2,717
Investments
Investments in related companies	297	287
Investments in nonconsolidated affiliates	896	887
Other investments	23	13
Noncurrent receivables	58	62
Noncurrent receivable from related company	187	197
Total investments	1,461	1,446
Property
Property	7,459	7,415
Less accumulated depreciation	5,489	5,378
Net property	1,970	2,037
Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization - 2006: $122; 2005: $120)	25	22
Deferred income tax assets - noncurrent	115	—
Asbestos-related insurance receivables - noncurrent	725	818
Prepaid pension expense	—	806
Deferred charges and other assets	383	62
Total other assets	1,274	1,734
Total Assets	$8,190	$7,934

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

(In millions, except for share amounts) At December 31	2006	2005
Liabilities and Stockholder’s Equity
Current Liabilities
Notes payable:
Related companies	$8	$4
Other	1	4
Long-term debt due within one year	—	2
Accounts payable:
Trade	292	292
Related companies	252	317
Other	40	29
Income taxes payable	49	41
Asbestos-related liabilities - current	129	121
Accrued and other current liabilities	172	235
Total current liabilities	943	1,045
Long-Term Debt	820	822
Other Noncurrent Liabilities
Deferred income taxes payable - noncurrent	—	89
Pension and other postretirement benefits - noncurrent	518	455
Asbestos-related liabilities - noncurrent	1,079	1,384
Other noncurrent obligations	407	361
Total other noncurrent liabilities	2,004	2,289
Minority Interest in Subsidiaries	3	4
Stockholder’s Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	121	121
Retained earnings	4,782	3,736
Accumulated other comprehensive loss	(483)	(83)
Net stockholder’s equity	4,420	3,774
Total Liabilities and Stockholder’s Equity	$8,190	$7,934

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2006	2005	2004
Operating Activities
Net Income Available for Common Stockholder	$1,046	$1,303	$687
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	8	—
Depreciation and amortization	301	308	336
Provision for deferred income tax	58	455	225
Earnings of nonconsolidated affiliates in excess of dividends received	(24)	(110)	(425)
Minority interests’ share in income	—	—	1
Pension contributions	(2)	(54)	(163)
Gain on sales of ownership interests in nonconsolidated affiliates, net	—	(707)	(1)
Other (gain) loss, net	1	(14)	(17)
Restructuring charges	14	—	29
Asbestos-related credit	(177)	—	—
Changes in assets and liabilities:
Accounts and notes receivable	42	12	15
Related company receivables	(857)	(1,582)	(154)
Inventories	(18)	5	(4)
Accounts payable	12	28	25
Related company payables	(62)	(88)	99
Other assets and liabilities	(112)	(82)	(296)
Cash provided by (used in) operating activities	222	(518)	357
Investing Activities
Capital expenditures	(228)	(230)	(145)
Proceeds from sales of property	5	9	12
Investments in nonconsolidated affiliates	—	—	(1)
Distributions from nonconsolidated affiliates	4	41	4
Changes in noncurrent receivable from related company	10	25	(222)
Proceeds from sales of ownership interests in nonconsolidated affiliates	—	867	1
Proceeds from exchange of ownership interest in related company	—	296	—
Purchases of investments	(14)	(2)	—
Proceeds from sales of investments	3	12	9
Cash provided by (used in) investing activities	(220)	1,018	(342)
Financing Activities
Changes in short-term notes payable	(2)	—	2
Payments on long-term debt	(2)	(449)	(16)
Cash used in financing activities	(4)	(449)	(14)
Summary
Increase (Decrease) in cash and cash equivalents	(2)	51	1
Cash and cash equivalents at beginning of year	73	22	21
Cash and cash equivalents at end of year	$71	$73	$22

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Stockholder’s Equity

(In millions) For the years ended December 31	2006	2005	2004
Common stock
Balance at beginning and end of year	$—	$—	$—
Additional paid-in capital
Balance at beginning of year	121	—	—
Deemed capital contribution	—	121	—
Balance at end of year	121	121	—
Retained earnings
Balance at beginning of year	3,736	2,433	1,746
Net income	1,046	1,303	687
Balance at end of year	4,782	3,736	2,433
Accumulated other comprehensive loss, net of tax
Unrealized gains on investments at beginning of year	—	—	5
Unrealized gains (losses)	—	—	(5)
Balance at end of year	—	—	—
Cumulative translation adjustments at beginning of year	(72)	(56)	(49)
Translation adjustments	—	(16)	(7)
Balance at end of year	(72)	(72)	(56)
Minimum pension liability at beginning of year	(12)	(55)	(311)
Adjustment for sale of nonconsolidated affiliate	—	43	—
Adjustments	1	—	256
Balance at end of year, 2006 prior to adoption of SFAS No. 158	(11)	(12)	(55)
Reversal of Minimum Pension Liability under SFAS No. 158	11	—	—
Recognition of prior service cost and net loss under SFAS No. 158	(411)	—	—
Pension and Other Postretirement Benefit Plans at end of year	(411)	—	—
Accumulated derivative gain (loss) at beginning of year	1	—	(3)
Net hedging results	(1)	1	3
Balance at end of year	—	1	—
Total accumulated other comprehensive loss	(483)	(83)	(111)
Net Stockholder’s Equity	$4,420	$3,774	$2,322

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31	2006	2005	2004
Net Income Available for Common Stockholder	$1,046	$1,303	$687
Other Comprehensive Income (Loss), Net of Tax (tax amounts shown below for 2006, 2005, 2004)
Unrealized losses on investments:
Unrealized holding losses during the year (Net of Tax of $0 in 2004)	—	—	(5)
Cumulative translation adjustments	—	(16)	(7)
Minimum pension liability adjustment, including effect of sale of nonconsolidated affiliate in 2005 (Net of Tax of $1, $0, $149)	1	43	256
Net gain (loss) on cash flow hedging derivative instruments	(1)	1	3
Total other comprehensive income	—	28	247
Comprehensive Income	$1,046	$1,331	$934

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE A     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

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

The Corporation is a wholly owned subsidiary of The Dow Chemical Company (“Dow”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” the presentation of earnings per share is not provided, as it is not required in financial statements of wholly owned subsidiaries.

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

Certain reclassifications of prior years’ amounts have been made to conform to the presentation adopted for 2006.

Related Companies

Transactions with the Corporation’s parent company, Dow, or other Dow subsidiaries have been reflected as related company transactions in the consolidated financial statements. See Note M for further discussion.

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

Foreign Currency Translation

While the Corporation’s consolidated subsidiaries are primarily based in the United States, the Corporation has small subsidiaries in Asia Pacific. For those subsidiaries, the local currency has been primarily used as the functional currency. Translation gains and losses of those operations that use local currency as the functional currency are included in the consolidated balance sheets in “Accumulated other comprehensive income (loss)” (“AOCI”). Where the U.S. dollar is used as the functional currency, foreign currency gains and losses are reflected in income.

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

Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Costs related to environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued when such costs are probable and reasonably estimable.

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

Inventories

Inventories are stated at the lower of cost or market. On January 1, 2006, the Corporation began using the normal capacity of its production facilities as defined by SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” to calculate per unit costs of inventories. Prior to 2006, the Corporation used nameplate capacity. By subsidiary, the method of determining cost varies among last-in, first-out (“LIFO”); first-in, first-out (“FIFO”); and average cost, and is used consistently from year to year.

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

Revenue

Substantially all of the Corporation’s revenues are from transactions with Dow. Sales are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.”  Approximately 93 percent of the Corporation’s sales are related to sales of product, while 7 percent is related to the licensing of patents and technology.

Revenue for product sales is recognized as risk and title to the product transfer to the customer, which for trade sales, usually occurs at the time shipment is made. Substantially all of the Corporation’s trade sales are sold F.O.B (free on board) shipping point or, with respect to countries other than the United States, an equivalent basis. Title to the product for trade sales passes when the product is delivered to the freight carrier. UCC’s standard terms of delivery are included in its contracts of sale, order confirmation documents, and invoices. Freight costs and any directly related associated costs of transporting finished product are recorded as “Cost of sales.”

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

Severance Costs

Management routinely reviews its operations around the world in an effort to ensure competitiveness across its businesses and geographic areas. When the reviews result in a workforce reduction related to the shutdown of facilities or other optimization activities, severance benefits are provided to employees primarily under ongoing benefit arrangements. These severance costs are accrued (under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43”) once management commits to a plan of termination including the number of employees to be terminated, their job classification or functions, their location(s) and the expected completion date.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

The Corporation has 15 manufacturing sites in six countries. Most of these sites contain numerous individual manufacturing operations, particularly at the Corporation’s larger sites. Asset retirement obligations are recorded in the period in which they are incurred and reasonably estimable, including those obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Corporation. Retirement of assets may involve such efforts as remediation and treatment of asbestos, contractually required demolition, and other related activities, depending on the nature and location of the assets, and are typically realized only upon demolition of those facilities. In identifying asset retirement obligations, the Corporation considers identification of legally enforceable obligations, changes in existing law, estimates of potential settlement dates and the calculation of an appropriate discount rate to be used in calculating the fair value of the obligations. The Corporation has a well-established global process to identify, approve and track the demolition of retired or to-be-retired facilities; no assets are retired from service until this process has been followed. The Corporation typically forecasts demolition projects based on the usefulness of the assets; environmental, health and safety concerns; and other similar considerations. Under this process, as demolition projects are identified and approved, reasonable estimates may then be determined for the time frames during which any related asset retirement obligations are expected to be settled. For those assets where a range of potential settlement dates may be reasonably estimated, obligations are recorded.

Assets that have not been submitted/reviewed for potential demolition activities are considered to have continued usefulness and are generally still operating “normally.” Therefore, without a plan to demolish the assets or the expectation of a plan, such as shortening the useful life of assets for depreciation purposes under the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Corporation is unable to reasonably forecast a time frame to use for present value calculations. As such, the Corporation has not recognized obligations for individual plants/buildings at its 15 manufacturing sites where estimates of potential settlement dates cannot be reasonably made. The Corporation routinely reviews all changes to the list of items under consideration for demolition to determine if an adjustment to the value of the asset retirement obligation is required.

Adoption of FIN No. 47 on December 31, 2005 resulted in the recognition of an asset retirement obligation of $12 million and a charge of $8 million (net of tax of $4 million), which was included in “Cumulative effect of change in accounting principle” in the fourth quarter of 2005. The discount rate used to calculate the Corporation’s asset retirement obligations was 4.6 percent.

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

In accordance with FIN No. 47, the Corporation has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $13 million at December 31, 2006 and $12 million at December 31, 2005. The discount rate used to calculate the Corporation’s asset retirement obligations was 4.6 percent. These obligations are included in the consolidated balance sheets as “Accrued and other current liabilities.”

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

Other Accounting Pronouncements

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

On January 1, 2006, Dow adopted revised SFAS No. 123R, “Share-Based Payment.” The Corporation will continue to be allocated the portion of expense relating to its employees who receive stock-based compensation, which was $7 million in 2006, $8 million in 2005 and $10 million in 2004.

In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides a practical exception to the SFAS No. 109, “Accounting for Income Taxes,” requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. The American Jobs Creation Act of 2004 (the “AJCA”) introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. In May 2005, tax authorities released the clarifying language necessary to enable Dow to complete its determination regarding the repatriation and reinvestment of foreign earnings. In December 2005, Dow repatriated funds from a foreign entity that is partially owned by the Corporation. Since the Corporation is included in Dow’s consolidated federal income tax group and consolidated tax return, the Corporation recognized an immaterial impact of the repatriation provision of the AJCA, in accordance with the terms of the Dow-UCC Tax Sharing Agreement.

In September 2006, the SEC issued SAB No. 108, which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, which is December 31, 2006 for the Corporation. SAB No. 108 did not have an impact on the Corporation’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement, which is effective December 31, 2006 for the Corporation, requires employers to recognize the funded status of defined benefit postretirement plans as an asset or liability on the balance sheet and to recognize changes in that funded status through comprehensive income. SFAS No. 158 also establishes the measurement date of plan assets and obligations as the date of the employer’s fiscal year end, and provides for additional annual disclosures. UCC currently uses a December 31 measurement date for all of its plans, consistent with its fiscal year end. See Note K for the impact of adopting this Statement.

SAB No. 74 Disclosures for Accounting Standards Issued But Not Yet Adopted

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109.This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Corporation is included in Dow’s consolidated federal income tax group and consolidated tax return. Pending further guidance from the FASB, the Corporation expects to increase liabilities and reduce retained earnings $25-$75 million due to the adoption of this interpretation in the first quarter of 2007.

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

NOTE B     RESTRUCTURING

2006 Restructuring

In 2006, the Corporation recorded restructuring charges totaling $14 million (shown as “Restructuring charges” in the consolidated statements of income) resulting from decisions made by management in the third quarter to improve the competitiveness of its global operations. The decisions resulted in the write-off of the net book value of three manufacturing facilities totaling $10 million (the largest of which was $8 million associated with the shutdown of the peroxymeric chemicals production facility in St. Charles, Louisiana, in October 2006), and costs totaling $4 million related to the dissolution of a consolidated joint venture in China which ceased operations in October 2006 (including $3 million associated with the write-off of the net book value of fixed assets).

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

The charges also included severance of $21 million for a workforce reduction of approximately 360 people, most of whom ended their employment with UCC by the end of the third quarter of 2004, and curtailment costs of $9 million associated with UCC’s defined benefit plans (see Note K).

In the second quarter of 2005, the estimated workforce reduction was revised to reflect employee redeployment and the severance accrual was reduced by $2 million (reflected in “Cost of sales”). As of December 31, 2005, the Corporation’s workforce had been reduced by 349 people due to this restructuring and severance of $19 million had been paid, bringing the 2004 employee-related restructuring program to a close.

NOTE C     INVENTORIES

The following table provides a breakdown of inventories:

Inventories at December 31

In millions	2006	2005
Finished goods	$35	$30
Work in process	40	26
Raw materials	37	41
Supplies	87	84
Total inventories	$199	$181

The reserves reducing inventories from a FIFO basis to a LIFO basis amounted to $160 million at December 31, 2006 and $164 million at December 31, 2005. The inventories that were valued on a LIFO basis, principally U.S. chemicals and plastics product inventories, represented 44 percent of the total inventories at December 31, 2006 and 41 percent of the total inventories at December 31, 2005.

In 2005, a reduction of certain inventories resulted in the liquidation of some of the Corporation’s LIFO inventory layers, which increased pretax income $4 million.

NOTE D     PROPERTY

Property at December 31 In millions	Estimated Useful Lives (Years)	2006	2005
Land	—	$57	$48
Land and waterway improvements	15-25	211	210
Buildings	5-55	534	559
Machinery and equipment	3-20	5,962	5,915
Utility and supply lines	5-20	74	71
Other property	3-30	386	409
Construction in progress	—	235	203
Total property		$7,459	$7,415

In millions	2006	2005	2004
Depreciation expense	$275	$282	$312
Manufacturing maintenance and repair costs	$199	$234	$172
Capitalized interest	$10	$9	$6

NOTE E     NONCONSOLIDATED AFFILIATES

The Corporation’s investments in related companies accounted for by the equity method (“nonconsolidated affiliates”) were $896 million at December 31, 2006 and $887 million at December 31, 2005. At December 31, 2006, the Corporation’s investment in EQUATE Petrochemical Company K.S.C. (“EQUATE”) was $17 million less than its proportionate share of the underlying net assets (and $34 million less at December 31, 2005). This amount represents the difference between EQUATE’s value of certain assets and the Corporation’s related valuation on a U.S. GAAP basis and as such is being amortized over the remaining useful life of those assets.

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

UCC’s principal nonconsolidated affiliates and the Corporation’s ownership interest for each at December 31, 2006, 2005 and 2004 are shown below:

Principal Nonconsolidated Affiliates at December 31

	Ownership Interest
	2006	2005	2004
EQUATE Petrochemical Company K.S.C.	42.5%	42.5%	45%
Nippon Unicar Company Limited	50%	50%	50%
The OPTIMAL Group:
OPTIMAL Chemicals (Malaysia) Sdn Bhd	50%	50%	50%
OPTIMAL Glycols (Malaysia) Sdn Bhd	50%	50%	50%
OPTIMAL Olefins (Malaysia) Sdn Bhd	23.75%	23.75%	23.75%
Univation Technologies, LLC	50%	50%	50%
UOP LLC	—	—	50%

The Corporation’s investment in the principal nonconsolidated affiliates was $887 million at December 31, 2006 and $876 million at December 31, 2005, and its equity in their earnings was $385 million in 2006, $473 million in 2005 and $577 million in 2004. All of the nonconsolidated affiliates in which the Corporation has investments are privately held companies; therefore, quoted market prices are not available. The summarized financial information presented below represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

Summarized Balance Sheet Information at December 31

In millions	2006	2005
Current assets	$1,326	$1,479
Noncurrent assets	3,184	2,304
Total assets	$4,510	$3,783
Current liabilities	$588	$772
Noncurrent liabilities	1,685	666
Total liabilities	$2,273	$1,438

Summarized Income Statement Information

In millions	2006	2005(1)	2004
Sales	$2,885	$3,898	$3,618
Gross profit	$1,177	$1,695	$1,590
Net income	$911	$1,117	$1,282

(1) The summarized income statement information for 2005 includes the results for UOP from January 1, 2005 through November 30, 2005.

Dividends received from nonconsolidated affiliates were $371 million in 2006, $366 million in 2005 and $157 million in 2004. The Corporation has received distributions of capital from certain nonconsolidated affiliates which resulted in corresponding reductions in the Corporation’s investment in those nonconsolidated affiliates, but did not affect the Corporation’s ownership percentages. In 2006, a distribution of $4 million was received from Nippon Unicar and distributions totaling $41 million were received from Nippon Unicar and the OPTIMAL Group in 2005.

Undistributed earnings of nonconsolidated affiliates included in retained earnings were $441 million at December 31, 2006 and $485 million at December 31, 2005.

NOTE F     GOODWILL AND OTHER INTANGIBLE ASSETS

During the fourth quarter of 2006, impairment tests for goodwill were performed in conjunction with the annual budgeting process. As a result of this review, it was determined that no goodwill impairments existed.

The following table provides information regarding the Corporation’s other intangible assets:

Other Intangible Assets at December 31

	2006			2005
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(32)	$1	$33	$(32)	$1
Patents	3	(2)	1	4	(2)	2
Software	111	(88)	23	104	(85)	19
Other	—	—	—	1	(1)	—
Total	$147	$(122)	$25	$142	$(120)	$22

During 2006, the Corporation acquired software for $4 million. The weighted-average amortization period for the acquired software is five years.

The following table provides information regarding amortization expense:

Amortization Expense

In millions	2006	2005	2004
Other intangible assets, excluding software	—	$1	$4
Software, included in “Cost of sales”	$4	$3	$3

Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense
for Next Five Years

In millions
2007	$4
2008	$4
2009	$4
2010	$4
2011	$4

NOTE G     FINANCIAL INSTRUMENTS

Investments

The Corporation’s investments in marketable securities are classified as available-for-sale. The Corporation’s investments in debt securities had contractual maturities of one to five years at December 31, 2006.

Investing Results

In millions	2006	2005	2004
Proceeds from sales of available-for-sale securities	$2	—	$1
Gross realized gains	—	—	$1

Fair Value of Financial Instruments at December 31

	2006				2005
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities:
Debt securities	$20	—	—	$20	$10	—	—	$10
Equity securities	1	—	—	1	1	—	—	1
Total	$21	—	—	$21	$11	—	—	$11
Long-term debt including debt due within one year	$(820)	$1	$(30)	$(849)	$(824)	—	$(45)	$(869)

Cost approximates fair value for all other financial instruments.

The Corporation enters into foreign exchange forward contracts to hedge various currency exposures, primarily related to assets and liabilities denominated in foreign currencies. The primary business objective of the activity is to optimize the U.S. dollar value of the Corporation’s assets and liabilities. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At December 31, 2006, the Corporation had forward contracts to buy, sell or exchange foreign currencies, with expiration dates in the first quarter of 2007, which were immaterial. The Corporation did not designate any derivatives as hedges at December 31, 2006 and 2005.

During the three-year period ended December 31, 2006, nonconsolidated affiliates of the Corporation had hedging activities that were accounted for as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The Corporation’s proportionate share of the hedging results recorded in accumulated other comprehensive income by the nonconsolidated affiliates was reported as net hedging results in the Corporation’s Consolidated Statements of Stockholder’s Equity in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

NOTE H     SUPPLEMENTARY INFORMATION

Accrued and Other Current Liabilities

“Accrued and other current liabilities” were $172 million at December 31, 2006 and $235 million at December 31, 2005. Postretirement benefit obligation, which is a component of “Accrued and other current liabilities,” was $56 million at December 31, 2006 and $63 million at December 31, 2005. No other accrued liabilities were more than 5 percent of total current liabilities.

Other Noncurrent Obligations

“Other noncurrent obligations” were $407 million at December 31, 2006 and $361 million at December 31, 2005. Tax contingency reserve, which is a component of “Other noncurrent obligations,” was $211 million at December 31, 2006 and $131 million at December 31, 2005. No other noncurrent obligations were more than 5 percent of total liabilities.

Sundry Income (Expense) – Net

In millions	2006	2005	2004
Net gain (loss) on sales of assets and securities	$(3)	$17	$8
Net gain on sale of ownership interest in EQUATE	—	70	—
Foreign exchange gain	—	1	9
Related company commissions, net	(40)	(47)	(62)
Dividend income – related companies	37	118	—
Other - net	(33)	(14)	(25)
Total	$(39)	$145	$(70)

Other Supplementary Information

In millions	2006	2005	2004
Cash payments for interest	$62	$88	$98
Cash payments for income taxes	$276	$89	$66
Provision for doubtful receivables (1)	$(1)	—	—

(1) Included in “Selling, general and administrative expenses” in the consolidated statements of income.

NOTE I     COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At December 31, 2006, the Corporation had accrued obligations of $77 million for environmental remediation and restoration costs, including $25 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. At December 31, 2005, the Corporation had accrued obligations of $87 million for environmental remediation and restoration costs, including $34 million for the remediation of Superfund sites. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

The following table summarizes the activity in the Corporation’s accrued obligations for environmental matters for the years ended December 31, 2006 and 2005:

Accrued Liability for Environmental Matters

In millions	2006	2005
Balance at beginning of year	$87	$104
Additional accruals	23	19
Charges against reserve	(33)	(36)
Balance at end of year	$77	$87

The amounts charged to income on a pretax basis related to environmental remediation totaled $23 million in 2006, $19 million in 2005 and $18 million in 2004. Capital expenditures for environmental protection were $25 million in 2006 and $26 million in 2005 and 2004.

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

Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Since then, the Corporation has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the accrual continues to be appropriate.

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

In November 2005, the Corporation requested ARPC to review the Corporation’s 2005 asbestos claim and resolution activity and determine the appropriateness of updating its January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2005. In January 2006, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation’s own review of the asbestos claim and resolution activity and ARPC’s response, the Corporation determined that no change to the accrual was required. At December 31, 2005, the recorded asbestos-related liability for pending and future claims was $1.5 billion.

In November 2006, the Corporation requested ARPC to review the Corporation’s historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2006 and concluded that the experience from 2004 through 2006 was sufficient for the purpose of forecasting future filings and values of asbestos claims filed against UCC and Amchem, and could be used in place of previous assumptions to update its January 2005 study. The resulting study, completed by ARPC in December 2006, stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2021 was estimated to be between approximately $1.2 billion and $1.5 billion. As in its January 2005 study, ARPC provided estimates for a longer period of time in its December 2006 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

Based on ARPC’s December 2006 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $1.2 billion at December 31, 2006 which will now cover the 15-year period ending in 2021 (excluding future defense and processing costs). The reduction was $177 million and is shown as “Asbestos-related credit” in the consolidated statements of income.

At December 31, 2006, approximately 25 percent of the recorded liability related to pending claims and approximately 75 percent related to future claims. At December 31, 2005, approximately 39 percent of the recorded liability related to pending claims and approximately 61 percent related to future claims.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of 2006, the Corporation reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $495 million at December 31, 2006 and $535 million at December 31, 2005. At December 31, 2006, all of the receivable for insurance recoveries ($398 million at December 31, 2005) was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31

In millions	2006	2005
Receivables for defense costs	$34	$73
Receivables for resolution costs	266	327
Total	$300	$400

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $45 million in 2006, $75 million in 2005 and $82 million in 2004, and was reflected in “Cost of sales.”

After a review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, the Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

Purchase Commitments

At December 31, 2006, the Corporation had various outstanding commitments for take or pay agreements, with terms extending from one to ten years. Such commitments were not in excess of current market prices. The fixed and determinable portion of obligations under purchase commitments at December 31, 2006 is presented in the following table:

Fixed and Determinable Portion of Take or Pay Obligations
at December 31, 2006

In millions
2007	$14
2008	8
2009	8
2010	7
2011	1
2012 and beyond	6
Total	$44

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

The following table provides a summary of the final expiration, maximum future payments, and recorded liability reflected in the consolidated balance sheets for these guarantees:

Guarantees

In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees at December 31, 2006	2014	$84	$1
Guarantees at December 31, 2005	2014	$92	$2

NOTE J    NOTES PAYABLE AND LONG-TERM DEBT

Notes payable – related companies consists primarily of a revolving credit agreement with Dow.

Notes Payable at December 31

In millions	2006	2005
Notes payable – related companies	$8	$4
Notes payable – other	1	4
Total	$9	$8
Year-end average interest rates	5.28%	4.95%

Long-Term Debt at December 31

In millions	2006 Average Rate	2006	2005 Average Rate	2005
Promissory notes and debentures:
6.70% Notes due 2009	6.70%	$249	6.70%	$250
7.875% Debentures due 2023	7.875%	175	7.875%	175
6.79% Debentures due 2025	6.79%	12	6.79%	12
7.50% Debentures due 2025	7.50%	150	7.50%	150
7.75% Debentures due 2096	7.75%	200	7.75%	200
Other facilities – various rates and maturities:
Pollution control/industrial revenue bonds, varying maturities through 2023	5.09%	37	5.07%	40
Unamortized debt discount	—	(3)	—	(3)
Long-term debt due within one year	—	—	—	(2)
Total	—	$820	—	$822

Annual Installments on Long-Term Debt
for the Next Five Years

In millions
2007	—
2008	—
2009	$249
2010	—
2011	—

The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typical based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. As of December 31, 2006, the Corporation was in compliance with all of the covenants and default provisions referred to above.

NOTE K     PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

The Corporation has a defined benefit pension plan that covers substantially all employees in the United States. Benefits are based on length of service and the employee’s three highest consecutive years of compensation. The Corporation also has a non-qualified supplemental pension plan.

The Corporation’s funding policy is to contribute to the plans when pension laws and/or economics either require or encourage funding. In 2006, UCC contributed $2 million to its pension plans. In 2007, UCC does not expect to contribute assets to its qualified pension plan.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

Pension Plan Assumptions

	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2006	2005	2006	2005
Discount rate	5.95%	5.65%	5.65%	5.875%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%	4.50%
Long-term rate of return on assets	—	—	8.75%	8.75%

The Corporation determined the expected long-term rate of return on assets by performing a detailed analysis of historical and expected returns based on the strategic asset allocation and the underlying return fundamentals of each asset class. The Corporation’s historical experience with the pension fund asset performance is also considered. The discount rates utilized to measure the pension and other postretirement benefit obligations are based on the yield on high quality fixed income investments at the measurement date. Future expected actuarially determined cash flows of the plans are matched against the Citigroup Pension Discount Curve (Above Median) to arrive at a single discount rate by plan.

The accumulated benefit obligation for all defined benefit pension plans was $3.7 billion at December 31, 2006 and $3.8 billion at December 31, 2005.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at December 31

In millions	2006	2005
Projected benefit obligation	$19	$20
Accumulated benefit obligation	$18	$20
Fair value of plan assets	—	—

Other Postretirement Benefits

The Corporation provides certain health care and life insurance benefits to retired U.S. employees. The plan provides health care benefits, including hospital, physicians’ services, drug and major medical expense coverage, and life insurance benefits. The Corporation and the retiree share the cost of these benefits, with the Corporation portion increasing as the retiree has increased years of credited service, although there is a cap on the Corporation portion. The Corporation has the ability to change these benefits at any time.

The Corporation funds most of the cost of these health care and life insurance benefits as incurred. In 2007, UCC does not expect to contribute assets to its other postretirement benefit plans.

The weighted-average assumptions used to determine other postretirement benefit obligations and net periodic benefit costs for the plans are provided in the following table:

Plan Assumptions for Other Postretirement Benefits

	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2006	2005	2006	2005
Discount rate	5.85%	5.60%	5.60%	5.875%
Initial health care cost trend rate	8.84%	9.54%	9.54%	10.25%
Ultimate health care cost trend rate, assumed to be reached in 2011	6.00%	6.00%	6.00%	6.00%

Increasing or decreasing the assumed medical cost trend rate by 1 percentage point in each year would have an immaterial impact on the accumulated postretirement benefit obligation at December 31, 2006 and on the net periodic postretirement benefit cost for the year.

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

Adoption of SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” As required, the Corporation adopted this statement effective December 31, 2006. The following table provides a breakdown of the incremental effect of applying this statement on individual line items in the consolidated balance sheet at December 31, 2006:

Incremental Effect of Applying SFAS No. 158

In millions	Before Application of SFAS No. 158	Incremental Effect of Applying SFAS No. 158	After Application of SFAS No. 158
Deferred income tax assets - current	$43	$(2)	$41
Deferred income tax assets – noncurrent	$(122)	237	$115
Deferred charges and other assets	$946	(563)	$383
Total Assets	$8,518	$(328)	$8,190
Accrued and other current liabilities	$179	$(7)	$172
Pension and other postretirement benefits – noncurrent	$439	79	$518
Accumulated other comprehensive loss (“AOCI”)	$(83)	(400)	$(483)
Total Liabilities and Stockholder’s Equity	$8,518	$(328)	$8,190

Net Periodic Benefit Cost (Credit) for all Significant Plans

	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2006	2005	2004	2006	2005	2004
Service cost	$23	$26	$26	$4	$4	$4
Interest cost	211	217	223	31	35	36
Expected return on plan assets	(332)	(341)	(353)	—	—	—
Amortization of prior service cost (credit)	2	2	2	(2)	(2)	(7)
Amortization of net loss	31	3	2	3	5	4
Termination/curtailment cost (1)	—	—	2	—	—	7
Net periodic benefit cost (credit)	$(65)	$(93)	$(98)	$36	$42	$44

(1) See Note B for information regarding curtailment costs recorded in the second quarter of 2004.

Change in Projected Benefit Obligation, Plan Assets and Funded Status of all Significant Plans

	Defined Benefit Pension Plans		Other Postretirement Benefits
In millions	2006	2005	2006	2005
Change in projected benefit obligation:
Benefit obligation at beginning of year	$3,882	$3,832	$583	$625
Service cost	23	26	4	4
Interest cost	211	217	31	35
Actuarial changes in assumptions and experience	(126)	87	(20)	(30)
Benefits paid	(278)	(280)	(50)	(51)
Benefit obligation at end of year	$3,712	$3,882	$548	$583

Change in plan assets:
Market value of plan assets at beginning of year	$3,885	$3,855	—	—
Actual return on plan assets	409	271	—	—
Employer contributions	2	54	—	—
Asset transfer	(15)	(15)	—	—
Benefits paid	(278)	(280)	—	—
Market value of plan assets at end of year	$4,003	$3,885	—	—

Funded status at end of year	$291	$3	$(548)	$(583)

Net amounts recognized in the consolidated balance sheet at December 31, 2006:
Noncurrent assets	$310	—	—	—
Current liabilities	(2)	—	$(55)	—
Noncurrent liabilities	(17)	—	(493)	—
Net amounts recognized in the consolidated balance sheet	$291	—	$(548)	—

Funded status and net amounts recognized in the consolidated balance sheet at December 31, 2005:
Plan assets in excess of (less than) benefit obligation	—	$3	—	$(583)
Unrecognized prior service cost (credit)	—	14	—	(17)
Unrecognized net loss	—	789	—	95
Net amounts recognized in the consolidated balance sheets	—	$806	—	$(505)

Net amounts recognized in the consolidated balance sheet at December 31, 2005:
Accrued benefit liability	—	$(20)	—	$(505)
Prepaid benefit cost	—	806	—	—
Other comprehensive income	—	20	—	—
Net amounts recognized in the consolidated balance sheet	—	$806	—	$(505)

Amounts recognized in AOCI – pretax at December 31, 2006:
Net loss	$569	—	$87	—
Prior service cost (credit)	12	—	(15)	—
Balance in AOCI at end of year - pretax	$581	—	$72	—

In 2007, an estimated net loss of $24 million and prior service cost of $2 million for the defined benefit pension plans will be amortized from AOCI to net periodic benefit cost. In 2007, an estimated net loss of $3 million and prior service credit of $2 million for other postretirement benefit plans will be amortized from AOCI to net periodic benefit cost.

The Corporation uses a December 31 measurement date for all of its plans.

Estimated Future Benefit Payments

The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments
at December 31, 2006

In millions	Defined Benefit Pension Plans	Other Postretirement Benefits
2007	$273	$57
2008	270	54
2009	266	51
2010	262	49
2011	259	47
2012 through 2016	1,287	199
Total	$2,617	$457

Plan Assets

Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers. At December 31, 2006, plan assets totaled $4.0 billion and included no Dow common stock. At December 31, 2005, plan assets totaled $3.9 billion and included Dow common stock with a value of $158 million (4 percent of total plan assets).

Weighted-Average Allocation of Plan Assets
at December 31

	2006	2005
Equity securities	47%	59%
Debt securities	34%	25%
Real estate	3%	2%
Other	16%	14%
Total	100%	100%

Investment Strategy and Risk Management for Plan Assets

The Corporation’s investment strategy for the plan assets is to manage the assets in order to pay retirement benefits to plan participants while minimizing cash contributions from the Corporation over the life of the plans. This is accomplished by diversifying investments in various asset classes and earning an acceptable long-term rate of return consistent with an acceptable degree of risk, while considering the liquidity needs of the plans.

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

NOTE L     LEASED PROPERTY

The Corporation has operating leases primarily for facilities and distribution equipment. The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are as follows:

Minimum Operating Lease Commitments
at December 31, 2006

In millions
2007	$15
2008	8
2009	1
2010 and thereafter	—
Total	$24

The Corporation’s Danbury, Connecticut, office building lease expired December 31, 2006. Rental expenses under operating leases were $37 million in 2006, $64 million in 2005 and $65 million in 2004 (net of sublease rental income of $22 million in 2006, $20 million in 2005 and $17 million in 2004).

NOTE M     RELATED PARTY TRANSACTIONS

The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s long-standing intercompany pricing policies. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) – net” in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $3.1 billion in 2006, $2.5 billion in 2005 and $2.2 billion in 2004.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. At December 31, 2006, the Corporation had a note receivable of $2.5 billion from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2007 pursuant to an amendment effective as of September 30, 2006; however, Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At December 31, 2006, $823 million was available under the revolving credit agreement. The cash collateral was reported as “Noncurrent receivable from related company” in the consolidated balance sheets.

The losses and additional costs incurred by the Corporation in 2005 due to hurricane Katrina were covered by the Corporation’s insurance program. The Corporation has an insurance receivable for losses incurred of $105 million at December 31, 2006 from its insurer (an affiliate of Dow). Additionally, the Corporation has insurance coverage for lost sales and margins caused by hurricane Katrina. No amount of recovery for lost sales and margins had been recognized at

December 31, 2006, and will only be recognized when the amount of recovery is realized through agreement among the insurers.

The Corporation received cash dividends from its related company investments of approximately $37 million in 2006 (including $35 million from Dow International Holdings Company [“DIHC”]) and approximately $118 million in 2005 (including $86 million from DIHC and $29 million from Dow Chemical Canada Inc. [“Dow Canada”]) which were included in “Sundry income (expense) – net.”

In December 2005, the ownership of Dow Canada was restructured whereby the Corporation received an 11.2 percent ownership interest in Dow Canada Holding LP (“DCHLP”) and a cash distribution of approximately $296 million in exchange for the Corporation’s 11.2 percent ownership interest in Dow Canada. The cash distribution reduced the carryover basis of the investment in DCHLP to zero and the remaining $121 million was treated as a deemed capital contribution in “Additional paid-in capital” in the consolidated balance sheets. The Corporation accounted for its 11.2 percent partnership interest in DCHLP using the equity method.

The Corporation recorded equity earnings of approximately $10 million from DCHLP for the first two months of 2006, which increased the investment balance to $10 million. On March 1, 2006, the Corporation transferred its 11.2 percent partnership interest in DCHLP to a newly formed corporation, GWN Holding, Inc. (“GWN”), in exchange for 11.2 percent of GWN’s common stock. The Corporation accounts for its 11.2 percent ownership interest in GWN using the cost method.

In accordance with the Amended and Restated Tax Sharing Agreement between the Corporation and Dow, the Corporation made payments of $268 million to Dow in 2006 to cover the Corporation’s estimated federal tax liability for 2006.

In October 2004, the Corporation sold certain NOx emission allowances to Dow for approximately $13 million (included in “Sundry income (expense) – net”).

NOTE N     INCOME TAXES

Operating loss carryforwards at December 31, 2006 amounted to $643 million compared with $13 million at the end of 2005. Such amounts include U.S. state and local operating loss carryforwards determined to be more likely than not to be utilized. At December 31, 2006, $87 million of the operating loss carryforwards, is subject to expiration in the years 2007 through 2011. The remaining balances expire in years beyond 2011 or have an indefinite carryforward period. Tax credit carryforwards at December 31, 2006 amounted to $53 million ($144 million at December 31, 2005), all of which expire in years beyond 2011.

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $73 million at December 31, 2006, $74 million at December 31, 2005 and $84 million at December 31, 2004. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

The Corporation had valuation allowances, which were primarily related to the realization of recorded tax benefits on tax loss carryforwards from operations in the United States of $112 million at December 31, 2006 ($159 million at December 31, 2005).

The reserve for tax contingencies related to issues in the United States and foreign locations was $236 million at December 31, 2006 and $156 million at December 31, 2005. This balance is the Corporation’s best estimate of the potential liability for tax contingencies. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of those accrued will have a material adverse impact on the Corporation’s financial statements.

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

Domestic and Foreign Components of Income
Before Income Taxes and Minority Interests

In millions	2006	2005	2004
Domestic	$1,465	$1,805	$925
Foreign	1	2	11
Total	$1,466	$1,807	$936

Reconciliation to U.S. Statutory Rate

In millions	2006	2005	2004
Taxes at U.S. statutory rate	$513	$632	$328
Equity earnings effect	(142)	(160)	(18)
Foreign rates other than 35%	1	1	6
U.S. tax effect of foreign earnings and dividends	94	99	(7)
U.S. business credits	(28)	(11)	(11)
Benefit of dividend income from related companies	—	(43)	—
Tax contingency reserve adjustments	66	(21)	9
State and local tax impact	(59)	11	2
Other – net	(25)	(12)	(61)
Total tax provision	$420	$496	$248
Effective tax rate	28.6%	27.4%	26.5%

Provision for Income Taxes

	2006			2005			2004
In millions	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$351	$117	$468	$24	$453	$477	$10	$224	$234
State and local	—	(59)	(59)	16	1	17	3	1	4
Foreign	11	—	11	1	1	2	10	—	10
Total	$362	$58	$420	$41	$455	$496	$23	$225	$248

Deferred Tax Balances at December 31

	2006		2005
In millions	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property	$4	$(384)	$43	$(412)
Tax loss and credit carryforwards	215	—	303	—
Postretirement benefit obligations	493	(323)	255	(298)
Other accruals and reserves	432	(192)	491	(196)
Inventory	7	—	12	—
Investments	—	(1)	—	—
Other – net	28	(11)	22	(92)
Subtotal	$1,179	$(911)	$1,126	$(998)
Valuation allowance	(112)	—	(159)	—
Total	$1,067	$(911)	$967	$(998)

NOTE O     BUSINESS AND GEOGRAPHIC SEGMENT INFORMATION

The Corporation’s business activities comprise components of Dow’s global businesses rather than stand-alone operations. The Corporation sells its products to Dow in order to simplify the customer interface process. The products are sold to Dow at market-based prices in accordance with Dow’s long-standing intercompany pricing policy. Dow conducts its worldwide operations through global businesses. Because there are no separable reportable business segments for the Corporation under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and no detailed business information is provided to a chief operating decision maker regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment.

Sales are attributed to geographic areas based on customer location. Long-lived assets are attributed to geographic areas based on asset location. Sales to external customers and long-lived assets by geographic area were as follows:

In millions	United States	Asia Pacific	Rest of World	Total
2006
Sales to external customers (1)	$352	$118	$36	$506
Long-lived assets	$1,950	$15	$5	$1,970
2005
Sales to external customers (1)	$155	$88	$57	$300
Long-lived assets	$2,012	$20	$5	$2,037
2004
Sales to external customers (1)	$163	$106	$59	$328
Long-lived assets	$2,047	$25	$5	$2,077

(1) Of the total sales to external customers, China represented approximately 15 percent in 2006, 11 percent in 2005 and 15 percent in 2004, and was included in Asia Pacific.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Dow’s Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Dow and its subsidiaries (including the Corporation) by its independent auditor, subject to the de minimus exception for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by Dow’s Audit Committee prior to the completion of the audit. The Corporation’s management and its board of directors subscribe to these policies and procedures.

For the years ended December 31, 2006 and 2005, professional services were performed for the Corporation by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”).

Audit and audit-related fees for the Corporation aggregated $1,946,000 and $1,879,000 for the years ended December 31, 2006 and 2005, respectively. Total fees paid to the Deloitte Entities were:

In thousands	2006	2005
Audit fees (a)	$1,587	$1,540
Audit-related fees (b)	359	339
Tax fees	13	22
All other fees	—	—
Total	$1,959	$1,901

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents are filed as part of this report:

1.  The Corporation’s 2006 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II.

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

3.  The following financial statements of the Corporation’s nonconsolidated affiliate, EQUATE Petrochemical Company K.S.C., are presented pursuant to Rule 3-09 of Regulation S-X:

Independent Auditor’s report
Balance sheets at December 31, 2006 and 2005
Statements of income for the years ended December 31, 2006, 2005 and 2004
Statements of changes in equity for the years ended December 31, 2006, 2005 and 2004
Statements of cash flows for the years ended December 31, 2006, 2005 and 2004
Notes to financial statements

4.  Exhibits – See the Exhibit Index on pages 69-70 of this Annual Report on Form 10-K for exhibits filed with this Annual Report on Form 10-K (see below) and for exhibits incorporated by reference.

The Corporation will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Corporation’s principal executive offices (address provided at the end of the Exhibit Index).

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

TRADEMARKS

The following trademarks of Union Carbide Corporation or its subsidiaries appear in this report:

CARBOWAX, CELLOSIZE, FLEXOMER, LP OXO, METEOR, NEOCAR, POLYOX, POLYPHOBE, REDI-LINK, SI-LINK, SENTRY, TERGITOL, TRITON, TUFLIN, UCAR, UCARTHERM, UCON, UNIGARD, UNIPOL, UNIPURGE, UNIVAL

The following registered service mark of American Chemistry Council appears in this report:  Responsible Care

SCHEDULE II

Union Carbide Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In millions)	For the Years Ended December 31
COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E
	Balance		Deductions		Balance
	at Beginning	Additions to	from		at End
Description	of Year	Reserves	Reserves		of Year
2006
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$3	—	1	(a)	$2

2005
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$4	—	1	(a)	$3

2004
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$4	—	—	(a)	$4

	2006	2005	2004
(a) Deductions represent:
Notes and accounts receivable written off	$1	$1	—

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders
EQUATE Petrochemical Company KSC (Closed)

We have audited the accompanying balance sheet of EQUATE Petrochemical Company KSC (Closed) (“the Company”), a venture between Union Carbide Corporation, Petrochemical Industries Company, Boubyan Petrochemical Company and Al Qurain Petrochemical Industries Company as of December 31, 2006 and 2005, and related statements of income, cash flows and changes in equity for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with International Financial Reporting Standards (“IFRS”).

The accounting principles reflected in the above mentioned financial statements prepared in conformity with IFRS vary in certain significant respects from accounting principles generally accepted in the United States of America (“US GAAP”). The application of US GAAP would have affected the determination of net income for each of the three years in the period ended December 31, 2006 and the determination of equity as of December 31, 2006 and 2005 to the extent summarized in Note 18 to financial statements.

Jassim Ahmad Al-Fahad

Al-Fahad & Co., Deloitte & Touche

License No. 53-A

12 February 2007

Kuwait

EQUATE Petrochemical Company KSC (Closed)

Balance Sheets

(In thousands) at December 31	Notes	2006	2005

ASSETS
Current assets
Cash and cash equivalents	4	151,465	182,975
Trade receivables		122,773	116,355
Prepayments and other assets		16,593	20,836
Due from related parties	12	149,052	68,659
Short-term loan to related party	12	—	100,872
Inventories, net	5	42,080	52,841
		481,963	542,538
Non-current assets
Property, plant and equipment, net	6	1,413,782	1,101,946
Intangible assets, net	7	132,507	143,507
Long-term loans to related parties	12	719,770	—
		2,266,059	1,245,453
		2,748,022	1,787,991
LIABILITIES AND EQUITY
Current liabilities
Accounts payable		26,804	13,110
Accruals and other liabilities	8	68,284	24,483
Due to related parties	12	18,158	45,352
Finance lease	13	—	99,898
Syndicated bank loan	13	—	99,897
		113,246	282,740
Non-current liabilities
Long-term debt	14	879,568	—
Provision for staff indemnity and long term incentive		27,759	20,804
Deferred income	9	288,303	81,615
		1,195,630	102,419

Commitments and contingencies	19

Capital and reserves
Share capital	10	700,000	700,000
Retained earnings	11	739,146	702,832
		1,439,146	1,402,832
		2,748,022	1,787,991

The accompanying notes form an integral part of these financial statements.

EQUATE Petrochemical Company KSC (Closed)

Statements of Income

(In thousands) For the years ended December 31	Notes	2006	2005	2004

Sales	12	986,213	961,453	969,653
Cost of sales	15	(367,977)	(313,545)	(283,974)
Gross profit		618,236	647,908	685,679
Polypropylene plant management fee	12	1,000	1,000	1,000
General, administrative and selling expenses	15	(52,434)	(51,351)	(49,207)
Operating income		566,802	597,557	637,472
Interest income	12	29,282	5,754	1,828
Foreign exchange (loss) / gain		(521)	(341)	1,594
Other income		229	1,199	1,324
Finance costs	16	(24,199)	(10,472)	(15,317)
Net income before contribution to Kuwait Foundation for Advancement of Sciences (“KFAS”) and Directors’ fees		571,593	593,697	626,901
Contribution to KFAS		(5,143)	(5,336)	(5,636)
Directors’ fees		(136)	(302)	(132)
Net income for the year		566,314	588,059	621,133

The accompanying notes form an integral part of these financial statements.

EQUATE Petrochemical Company KSC (Closed)

Statements of Changes in Equity

(In thousands)	Note	Share capital	Retained earnings	Total

Balance at December 31, 2003		700,000	297,640	997,640
Dividends paid		—	(246,000)	(246,000)
Net income for the year		—	621,133	621,133
Balance at December 31, 2004		700,000	672,773	1,372,773
Dividends paid		—	(558,000)	(558,000)
Net income for the year		—	588,059	588,059
Balance at December 31, 2005		700,000	702,832	1,402,832
Dividends paid	11	—	(530,000)	(530,000)
Net income for the year		—	566,314	566,314
Balance at December 31, 2006		700,000	739,146	1,439,146

The accompanying notes form an integral part of these financial statements.

EQUATE Petrochemical Company KSC (Closed)

Statements of Cash Flows

(In thousands) For the years ended December 31	2006	2005	2004

OPERATING ACTIVITIES
Net income for the year	566,314	588,059	621,133
Adjustments for:
Depreciation and amortisation	105,478	101,551	91,920
Finance costs	24,199	10,472	15,317
Interest income	(29,282)	(5,754)	(1,828)
Allowance for slow moving inventories	13,641	500	—
Loss on disposal of property, plant and equipment	3,732	—	—
Provision for staff indemnity	6,955	4,567	2,603
	691,037	699,395	729,145
Trade receivables	(6,418)	59,064	(72,046)
Due from related parties	130,678	20,942	(5,570)
Due to related parties	(27,194)	19,150	14,699
Inventories	(2,880)	(5,514)	(3,916)
Prepayments and other assets	4,390	(12,709)	1,042
Accounts payable	13,694	2,434	2,413
Accruals and other liabilities	10,011	(15,024)	1,432
Net cash from operating activities	813,318	767,738	667,199
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(360,016)	(128,112)	(20,053)
Purchases of intangible assets	—	(528)	(11,250)
Long-term loans advanced to related parties	(719,770)	—	—
Short-term loan repaid by / (advanced to) related party	100,000	(100,000)	—
Interest received	25,624	4,796	1,828
Net cash used in investing activities	(954,162)	(223,844)	(29,475)
FINANCING ACTIVITIES
Proceeds from term debt	885,000	—	—
Loan origination fees paid	(5,664)	(211)	(1,210)
Finance costs paid	(40,207)	(11,589)	(11,797)
Dividends paid	(530,000)	(558,000)	(246,000)
Repayment of finance lease	(99,898)	—	(160,000)
Repayment of syndicated bank loan	(99,897)	—	(320,000)
Proceeds from finance lease	—	—	100,000
Proceeds from syndicated bank loan	—	—	100,000
Net cash from / (used in) financing activities	109,334	(569,800)	(539,007)
Net (decrease) / increase in cash and cash equivalents	(31,510)	(25,906)	98,717
Cash and cash equivalents at beginning of the year	182,975	208,881	110,164
Cash and cash equivalents at end of the year	151,465	182,975	208,881

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

The financial statements were approved by the board of directors and authorised for issue on 12 February 2007.

2.                                      ADOPTION OF NEW AND REVISED STANDARDS

In the current year, the Company has adopted all of the new and revised Standards and Interpretations issued by the International Accounting Standards Board (the IASB) and the International Financial Reporting Interpretations Committee (the IFRIC) of the IASB that are relevant to its operations and effective for annual reporting periods beginning on 1 January 2006.

At the date of authorisation of these financial statements, the following Standards and Interpretations were in issue but not yet effective:

• IFRS 7 Financial Instruments: Disclosures	Effective for annual periods beginning on or after 1 January 2007

• IFRIC 7 Applying the Restatement Approach under IAS29, Financial Reporting in Hyperinflationary Economies	Effective for annual periods beginning on or after 1 March 2006

• IFRIC 8 Scope of IFRS 2	Effective for annual periods beginning on or after 1 May 2006

• IFRIC 9 Reassessment of Embedded Derivatives	Effective for annual periods beginning on or after 1 June 2006

• IFRIC 10 Interim Financial Reporting and Impairment	Effective for annual periods beginning on or after 1 November 2006

The impact of the adoption of IFRS 7 “Financial Instruments: Disclosures” is to expand the disclosures provided in the financial statements regarding the Company’s financial instruments.

The directors anticipate that the adoption of these Standards and Interpretations in future periods will have no material financial impact on the financial statements of the Company.

3.                                      SIGNIFICANT ACCOUNTING POLICIES

Statement of compliance

The financial statements have been prepared in accordance with International Financial Reporting Standards (“IFRS”).

Basis of preparation

The financial statements have been prepared on the historical cost basis, except for the measurement at fair value of certain financial instruments.

Cash and cash equivalents

Cash and cash equivalents include demand accounts and fixed deposits with an original maturity of three months or less.

Trade receivables

Trade receivables are stated at invoice value, less allowance for doubtful receivables. Management determines the adequacy of the allowance based upon reviews of individual customers, current economic conditions, past experience and other pertinent factors. The allowance for doubtful receivables was not significant at 31 December 2006 or 2005.

Inventories

Work in progress and finished goods are stated at the lower of weighted average cost or net realisable value. The cost of finished products includes direct materials, direct labour and fixed and variable manufacturing overhead and other costs incurred in bringing inventories to their present location and condition.

Spare parts are not intended for resale and are valued at cost after making allowance for any obsolete or slow moving items. Cost is determined on a weighted average basis.

All other inventory items are valued at the lower of purchased cost or net realisable value using the weighted average method after making provision for any slow moving and obsolete stocks. Purchase cost includes the purchase price, import duties, transportation, handling and other direct costs.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. Properties in the course of construction for production, rental or administrative purposes, or for purposes not yet determined, are carried at cost, less any recognised impairment loss. Cost includes professional fees and, for qualifying assets, borrowing costs capitalised in accordance with the Company’s accounting policy (see below). Depreciation is calculated based on the estimated useful lives of the applicable assets on a straight-line basis commencing when the assets are ready for their intended use. The estimated useful lives, residual values and depreciation methods are reviewed at each year end, with the effect of any changes in estimate accounted for on prospective basis. Maintenance and repairs, replacements and improvements of minor importance are expensed as incurred. Significant improvements and replacements of assets are capitalised. The gain or loss arising on the disposal or retirement of an item of property, plant and equipment is determined as the difference between the sale proceeds and the carrying amount of the asset and is recognised in profit or loss.

Intangible assets

Intangible assets consist of technology and licences for the manufacture of ethylene, EG and PE. In 1996, UCC contributed the technology and licences concerned in consideration for US$ 220 million. During 2004 and 2005, the Company paid a licence fee of US$ 11.8 million to UCC for PE expansion.

Intangibles are carried at cost less accumulated amortisation and any accumulated impairment losses. The intangible assets are amortised from the date of commencement of commercial production on a straight-line basis over twenty years, except for the olefin technology, which is amortised over five years. The estimated useful life and amortisation method are reviewed at the end of each annual reporting period, with the effect of any changes in estimate being accounted for on a prospective basis.

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

Term debt

Interest bearing debts are measured initially at fair value and are subsequently measured at amortised cost, using the effective interest rate method. Any difference between the proceeds (net of transaction costs) and the settlement or redemption of borrowings is recognised over the term of borrowings in accordance with the company’s accounting policy for borrowing costs (see above).

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

If the recoverable amount of an asset (or cash-generating unit) is estimated to be less than its carrying amount, the carrying amount of the asset (cash-generating unit) is reduced to its recoverable amount. An impairment loss is recognised immediately in the statement of income.

Where an impairment loss subsequently reverses, the carrying amount of the asset (cash-generating unit) is increased to the revised estimate of its recoverable amount, but so that the increased carrying amount does not exceed the carrying amount that would have been determined had no impairment loss been recognised for the asset (cash-generating unit) in prior years. A reversal of an impairment loss is recognised immediately in the statement of income.

Income Taxes

The Company, a closed shareholding company incorporated in the State of Kuwait, is not subject to income taxes.

Derivatives

Derivatives are initially recognised at fair value at the date a derivative contract is entered into and are subsequently remeasured to their fair value at each balance sheet date. The resulting gain or loss is recognised in profit or loss immediately. Foreign exchange forward contracts are treated as trading instruments and are stated at fair market value with gains or losses included in the statement of income in foreign exchange gain / (loss) in the period they occur.

Contribution to Kuwait Foundation for the Advancement of Sciences

The Company is legally required to contribute to the Kuwait Foundation for the Advancement of Sciences (“KFAS”). The Company’s contributions to KFAS are recognized as an expense in the period during which the Company’s contribution is legally required.

IASB Standards issued but not adopted

At the date of authorisation of these financial statements “IFRS 7 Financial Instruments: Disclosures” was in issue but not yet effective. The application of IFRS 7, which will be effective for annual periods beginning on or after 1 January 2007 will have no material financial impact on the financial statements of future periods of the Company.

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

Critical judgements in applying the entity’s accounting policies

As described in notes 2 and 6, the Company’s management has considered it appropriate to capitalise borrowing costs directly attributable to the qualifying assets under construction.

Key sources of estimation uncertainty

During the year the Company reviewed the estimated useful life over which its tangible assets are depreciated and intangible assets are amortised. The Company’s management is satisfied that the estimates of useful life are appropriate.

5.                                      CASH AND CASH EQUIVALENTS

	2006	2005
Bank balances	28,822	8,760
Time deposits	122,643	174,215
	151,465	182,975

All bank accounts of the Company are assigned as security for the Company’s obligations under the term debt facility agreement (see note 14). The effective interest rate on time deposits ranged from 1.875% to 5.4% (2005: 2.01% to 4.82%) per annum.

6.                                      INVENTORIES

	2006	2005
Finished goods	9,820	12,601
Raw materials	20,233	15,569
Spare parts	26,168	25,171
	56,221	53,341
Allowance for obsolete and slow moving spare parts	(14,141)	(500)
	42,080	52,841

7.                                      PROPERTY, PLANT AND EQUIPMENT

	Buildings and roads US$ ’000	Plant and equipment US$ ’000	Office furniture and equipment US$ ’000	Assets under construction US$ ’000	Total US$ ’000
Cost
At January 1, 2005	35,007	1,557,721	80,482	23,683	1,696,893
Additions	—	—	—	129,290	129,290
Transfers	528	2,102	8,502	(11,132)	—
At January 1, 2006	35,535	1,559,823	88,984	141,841	1,826,183
Additions	—	53,949	—	356,097	410,046
Disposals	—	(6,786)	—	—	(6,786)
Transfers	2,530	59,611	6,861	(69,002)	—
At December 31, 2006	38,065	1,666,597	95,845	428,936	2,229,443
Accumulated depreciation
At January 1, 2005	15,549	554,931	63,206	—	633,686
Charge for the year	1,587	86,225	2,739	—	90,551
At January 1, 2006	17,136	641,156	65,945	—	724,237
Charge for the year	1,657	88,678	4,143	—	94,478
Related to disposals	—	(3,054)	—	—	(3,054)
At December 31, 2006	18,793	726,780	70,088	—	815,661
Carrying amount
At December 31, 2006	19,272	939,817	25,757	428,936	1,413,782
At December 31, 2005	18,399	918,667	23,039	141,841	1,101,946

Assets under construction mainly consist of capital construction costs incurred on new utilities and infrastructure facilities and EQUATE expansion project under the Olefins II projects (see note 12). The related commitments are reported in note 19.

In 2006, borrowing costs amounting to US$17 million (2005: US$1.2 million) on qualifying assets was added to the cost of those assets.

The Company’s property, plant and equipment have been assigned as security for the term debt facility granted to the Company (see note 14).

The following useful lives are used in the calculation of depreciation :

Buildings and roads	20 years
Plant and equipment	8 - 20 years
Office furniture and equipment	5 years

8.                                        INTANGIBLE ASSETS

	2006 US$ ’000	2005 US$ ’000
Cost
Technology and licence contributed by UCC	220,000	220,000
Licence fee paid to UCC	11,778	11,778
Olefin technology	195	195
At December 31	231,973	231,973
Accumulated amortisation
At January 1	88,466	77,466
Charge for the year	11,000	11,000
At December 31	99,466	88,466
Carrying amount	132,507	143,507

9.                                      ACCRUALS AND OTHER LIABILITIES

	2006 US$ ’000	2005 US$ ’000
Sales commission	849	701
Ocean freight	3,642	3,052
Staff incentive	6,481	5,940
Staff leave	3,053	2,343
Interest on term debt	884	61
Accrual for KFAS	5,103	5,336
Accruals for new utilities and infrastructure facilities (see note 6)	32,967	5,132
Other capital project accrual	8,848	—
Others	6,457	1,918
	68,284	24,483

10.                               DEFERRED INCOME

Deferred income represents reservation right fees accrued to the extent of construction cost incurred by the Company during 2005 and 2006. Such fees are receivable from the Olefins II project entities (see note 12).

11.                               SHARE CAPITAL

The share capital consists of 2,160 million authorised, issued and fully paid shares of Fils 100 each.

The ownership percentages of the shareholders at December 31, 2006 are as follows:

Shareholder’s name	% of ownership
Union Carbide Corporation (“UCC”)	42.5%
Petrochemical Industries Company (“PIC”)	42.5%
Boubyan Petrochemical Company (“BPC”)	9%
Al Qurain Petrochemical Industries Company (“QPIC”)	6%

12.                               PROPOSED DIVIDEND

The directors propose a cash dividend of US$ 510 million for the year ended December 31, 2006 (2005: US$ 530 million) which is subject to the approval of shareholders at the annual General Assembly. This dividend has not been recorded in the accompanying financial statements, and will be recorded only once it has been approved by the shareholders.

13.                               RELATED PARTY TRANSACTIONS

In the normal course of business the Company enters into transactions with its shareholders PIC, UCC, BPC and UCC’s parent company DOW and its affiliates.

EQUATE Marketing Company EC, Bahrain (“EMC”), which is owned by PIC and UCC, is the exclusive sales agent in certain territories for the marketing of PE produced by the Company.

On February 1, 2005 the Company signed a distribution agreement with MEGlobal Europe GMBH (“MEG Europe”) and MEGlobal Asia Ltd (“MEG Asia”) as distributors for EG produced by the Company. MEG Europe and MEG Asia are 50:50 joint ventures of PIC and DOW.

During 2004, DOW and PIC initiated a number of joint venture petrochemical projects (“Olefins II projects”) in Kuwait to manufacture polyethylene, ethylene glycol and styrene monomer. The Olefins II projects consist of the Equate expansion project, and the incorporation and development of The Kuwait Olefins Company (“TKOC”), The Kuwait Styrene Company (“TKSC”), and Kuwait Aromatics Company (“KARO”). TKOC is a joint venture of DOW Europe Holding B.V (“DEH”) (42.5%), PIC (42.5%), BPC (9%) and QPIC (6%). TKSC is joint venture of DEH (42.5%) and KARO (57.5%). KARO is a joint venture of PIC (80%) and QPIC (20%). The Olefins II projects are expected to be operational by the third quarter of 2008.

On December 2, 2004 the Company signed a Materials and Utility Supply Agreement (“MUSA”) with TKOC, TKSC, KARO and PIC. Under the terms of the MUSA the Company will receive a reservation right fee from those companies that will equal the total capital construction costs that would be incurred by the Company on the new utilities and infrastructure facilities under the Olefins II projects (see note 9).

During 2005, Services Agreements were signed between DOW, PIC and the Company with TKOC, TKSC, KARO and PIC for the provision of various services to the Olefins II projects.

An agreement to amend the MUSA and Service Agreements (“primary agreements”) was signed between the parties to the primary agreements on February 8, 2006 releasing KARO from its obligations and liabilities under the primary agreements and appointing Kuwait Paraxylene Production Company K.S.C. (“KPPC”) in place of KARO to assume and perform all obligations of KARO as if KPPC were and had been a party to the primary agreements. KPPC is a 100% owned subsidiary of KARO.

On May 31, 2006 the Company signed term loan agreements with TKOC and TKSC, under which the Company will provide a US$ 1.5 billion term loan to TKOC and US$ 497 million term loan to TKSC. The term loans are repayable over a period of 11 years in biannual instalments starting from December 15, 2009 and carry annual interest rates ranging from 0.625% to 0.825% over LIBOR.

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

f)                Provision of various services by the Company to TKOC, TKSC, KARO and PIC under Olefins II projects.

Details of significant related party transactions are disclosed below:

	2006	2005	2004
a) Revenues
Polypropylene plant management fees from PIC	1,000	1,000	1,000
Sales of EG to MEG Europe and MEG Asia	391,514	329,283	—
Sales to UCC	—	—	154
Interest income on short-term loan to TKOC	—	872	—
Interest income on long-term loans to TKOC and TKSC	23,950	—	—

b) Purchases and expenses
Feed gas and fuel gas purchased from PIC	103,666	73,150	60,146
Catalyst purchased from UCC	—	—	8,489
Catalyst purchased from DOW	9,637	2,281	1,550
Catalyst purchased from UNIVATION	4,865	10,038	4,871
Operating cost reimbursed by PIC for running of polypropylene plant	(24,271)	(22,732)	(24,884)
Expenses reimbursed by PIC and DOW for Olefins II projects	—	(6,535)	(2,390)
Operating costs reimbursed to EMC	2,223	2,512	1,936
Staff secondment costs reimbursed to UCC	3,351	3,089	1,655

c) Key management compensation
Salaries and other short term benefits	2,321	2,253	1,909
Terminal benefits	47	112	96

	2006	2005
d) Due from related parties
Due from PIC	10,221	5,618
Due from UCC	133	120
Due from TKOC	24,402	9,378
Due from TKSC	25,659	2,553
Due from KARO	44,890	10,535
Due from KPPC	426	—
Due from Kuwait National Petroleum Company (“KNPC”)	5,451	—
Due from MEG International FZE	26,521	—
Due from MEG Asia	—	31,648
Due from MEG Europe	11,349	8,807
	149,052	68,659

	2006	2005
e) Long-term loans to related parties
TKOC	597,570	—
TKSC	122,200	—
	719,770	—

f) Short-term loan to related party
TKOC	—	100,872

g) Due to related parties
Due to PIC	12,327	38,633
Due to DOW	700	654
Due to UCC	1,889	4,628
Due to EMC	172	—
Due to TKOC	2,409	1,206
Due to TKSC	661	231
	18,158	45,352

h) Deferred income
Reservation right fees accrued and receivable from TKOC, TKSC, KARO and PIC (see note 9)	288,303	81,615

i) Intangible assets
Licence fee paid to UCC for PE expansion	—	528

14.                               SHORT-TERM DEBT

On February 21, 2006 the Company repaid its syndicated bank loan of US$ 100 million (December 31, 2005: US$ 100 million) and the finance lease of US$ 100 million (December 31, 2005: US$ 100 million).

At December 31, 2006 the Company repaid its outstanding revolving loan of US$ 300 million (see note 14). The effective interest rate on the revolving loan was 5.81% per annum.

15.                               LONG-TERM DEBT

	2006	2005
Term debt	879,568	—

On May 19, 2006 the Company signed a US$ 2.5 billion debt facility agreement with a consortium of banks which includes a term loan facility of US$ 2.2 billion and a revolving loan facility of US$ 300 million. The term loan is repayable over a period of 11 years in biannual instalments starting from December 15, 2009. The effective interest rate on this facility as of December 31, 2006 was 5.82% per annum. The facility is secured by a charge over the Company’s property, plant and equipment and bank balances.

At December 31, 2006 the Company repaid its outstanding revolving loan of US$ 300 million. The effective interest rate on the revolving loan was 5.81% per annum.

At December 31, 2006, the Company had available US$ 1.6 billion of undrawn committed borrowing facilities in respect of which all conditions precedent had been met.

16.                               STAFF COSTS, DEPRECIATION AND AMORTIZATION

Staff costs, depreciation and amortisation charges are included in the statement of income under the following categories:

	2006	2005	2004
Staff costs:
Cost of sales	63,125	54,148	50,460
General, administrative and selling expenses	26,375	21,843	14,325
	89,500	75,991	64,785
Depreciation and amortisation:
Cost of sales	87,621	84,095	75,031
General, administrative and selling expenses	17,857	17,456	16,889
	105,478	101,551	91,920

17.                               FINANCE COSTS

	2006	2005	2004
Interest on short-term and long-term debts	41,262	11,650	16,039
Less: Amounts included in cost of qualifying assets (see note 6)	(17,063)	(1,178)	(722)
	24,199	10,472	15,317

18.                               RECONCILIATION TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES

The financial statements of the Company are prepared in accordance with IFRS which differ in certain respects from accounting principles generally accepted in the United States of America (“US GAAP”). The significant differences and their effect on the net income and equity are set out below:

	2006	2005	2004
Net Income in accordance with IFRS	566,314	588,059	621,133
Items increasing reported net income:
Reversal of amortisation of intangibles	11,000	11,000	11,000
Net income in accordance with US GAAP	577,314	599,059	632,133

The Company’s comprehensive income in accordance with US GAAP for the years ended December 31, 2006, 2005 and 2004 was $ 577,314; $ 599,059 and $632,133 respectively.

	2006	2005
Equity in accordance with IFRS:	1,439,146	1,402,832
Items increasing / (decreasing) reported equity:
Elimination of intangible asset for UCC technology and licences	(220,000)	(220,000)
Reversal of accumulated amortisation of UCC technology and licences intangible assets	99,271	88,271
Equity in accordance with US GAAP	1,318,417	1,271,103

In 1996, UCC contributed technology and licences valued at US$ 220 million to the Company in exchange for subordinated debt. In June 1999, the Company converted this subordinated debt, as well as other subordinated debt due to PIC and BPC, as well as accrued interest on such notes, to equity. Under US GAAP, the intangible assets were recognized at UCC’s historical cost, which was zero. These US GAAP adjustments eliminate the intangible assets and accumulated amortisation on the intangible assets, from the Company’s balance sheet, and eliminate amortisation expense on the intangible assets from the Company’s statement of income.

Under US GAAP, the Company’s contribution to KFAS, and directors’ fees are considered part of operating  income, as follows:

	2006	2005	2004
Operating income in accordance with IFRS	566,802	597,557	637,472
Items increasing / (decreasing) reported operating income:
U.S. GAAP adjustments to operating income related to amortisation	11,000	11,000	11,000
Contributions to KFAS	(5,143)	(5,336)	(5,636)
Directors’ fees	(136)	(302)	(132)
Operating income in accordance with US GAAP	572,523	602,919	642,704

19.                               FINANCIAL INSTRUMENTS – FAIR VALUE AND RISK MANAGEMENT

Financial instruments consist of contractual claims on financial assets. Financial instruments include both primary instruments, such as trade accounts receivable, payable and financial commitments, bank borrowings, and derivative financial instruments, which are used in the normal course of business.

Information on fair value and risk management of these financial instruments is set out below:

Primary financial instruments are reflected in the balance sheet. Those on the asset side are recognised at nominal value less any provisions for impairment, except derivative financial instruments which are stated at fair market value; financial instruments constituting liabilities are carried at nominal or redemption value, whichever is higher.

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

The Company is exposed to interest rate risk on all interest bearing borrowings and deposits. The interest rate and terms of repayment of loans are disclosed in notes 13 and 14. The interest rate on bank deposits is disclosed in Note 4.

The Company’s total borrowings at the balance sheet date were US$ 885 million (2005: US$ 200 million). All borrowings carry a floating rate of interest (see notes 13 and 14).

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

The Company’s credit risk as of December 31, 2006 is considered to be low as it does not have significant exposure to any individual customer or counterparty. Cash is placed with banks with high credit ratings. Policies and procedures are in place to perform ongoing credit evaluations of the financial condition of counterparties and customers.

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

ii.    The Company’s exposure to transaction risk is limited since a substantial part of the Company’s sales and expenses are in US dollars. The Company uses forward exchange contracts to reduce its exposure to fluctuations in foreign exchange rates. At the balance sheet date the Company has forward exchange contracts to buy and sell foreign currencies amounting to US$ 32.9 million (2005: US$ 22.6 million). The fair value of these forward exchange contracts was insignificant at both December 31, 2006 and 2005.

The Company’s exposure to balance sheet risk is insignificant since all significant assets and liabilities are denominated in US$.

20.                               COMMITMENTS AND CONTINGENT LIABILITIES

The Company has a fixed gas purchase commitment with KNPC of approximately US$ 300,000 per day until the agreement is cancelled in writing by both parties.

The Company had the following commitments and contingent liabilities outstanding at December 31:

	2006	2005
Letters of credit and letters of guarantee	3,677	2,261
Purchase of capital assets	319,679	192,474
Loan commitments	1,615,000	—

21.                               COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current year’s presentation.

Union Carbide Corporation and Subsidiaries

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of February 2007.

UNION CARBIDE CORPORATION

By:	/s/ WILLIAM H. WEIDEMAN
William H. Weideman, Vice President and Controller
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 20th day of February 2007 by the following persons in the capacities indicated:

/s/ JOHN R. DEARBORN	/s/ ENRIQUE LARROUCAU
John R. Dearborn, Director	Enrique Larroucau, Director
President and Chief Executive Officer

/s/ EDWARD W. RICH	/s/ GLENN J. MORAN
Edward W. Rich, Vice President, Treasurer and	Glenn J. Moran, Director
Chief Financial Officer

/s/ WILLIAM H. WEIDEMAN
William H. Weideman, Vice President and Controller
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

EXHIBIT NO.	DESCRIPTION

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

10.5.4

Fourth Amendment to the Amended and Restated Revolving Credit Agreement, dated as of September 30, 2006, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (See Exhibit 10.5.4 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.6

Amended and Restated Pledge and Security Agreement dated as of May 28, 2004, between the Corporation and The Dow Chemical Company (See Exhibit 10.29 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.7	Second Amended and Restated Revolving Loan Agreement, effective as of November 1, 2005, between the Corporation and The Dow Chemical Company (See Exhibit 10.7 of the Corporation’s 2005 Form 10-K).

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