Form 10-Q
period 2007-03-31
UNION CARBIDE CORP /NEW/
filed 2007-05-01
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2007

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

At March 31, 2007, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	March 31, 2007	March 31, 2006
Net trade sales	$53	$318
Net sales to related companies	1,673	1,735
Total Net Sales	1,726	2,053
Cost of sales	1,598	1,636
Research and development expenses	20	21
Selling, general and administrative expenses	7	11
Equity in earnings of nonconsolidated affiliates	124	61
Sundry expense - net	(10)	(21)
Interest income	37	23
Interest expense and amortization of debt discount	15	13
Income before Income Taxes	237	435
Provision for income taxes	51	152
Net Income Available for Common Stockholder	$186	$283
Depreciation	$68	$68
Capital Expenditures	$46	$41

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

In millions (Unaudited)	March 31, 2007	Dec. 31, 2006
Assets
Current Assets
Cash and cash equivalents	$77	$71
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2007: $8; 2006: $2)	26	33
Related companies	373	449
Other	132	145
Notes receivable from related companies	2,867	2,547
Inventories	206	199
Deferred income tax assets - current	67	41
Total current assets	3,748	3,485
Investments
Investments in related companies	297	297
Investments in nonconsolidated affiliates	799	896
Other investments	20	23
Noncurrent receivables	56	58
Noncurrent receivable from related company	207	187
Total investments	1,379	1,461
Property
Property	7,470	7,459
Less accumulated depreciation	5,523	5,489
Net property	1,947	1,970
Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization - 2007: $124; 2006: $122)	24	25
Deferred income tax assets - noncurrent	192	115
Asbestos-related insurance receivables - noncurrent	725	725
Deferred charges and other assets	399	383
Total other assets	1,366	1,274
Total Assets	$8,440	$8,190

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

In millions (Unaudited)	March 31, 2007	Dec. 31, 2006
Liabilities and Stockholder’s Equity
Current Liabilities
Notes payable:
Related companies	$9	$8
Other	—	1
Accounts payable:
Trade	232	292
Related companies	208	252
Other	30	40
Income taxes payable	205	49
Asbestos-related liabilities – current	133	129
Pension and other postretirement benefits – current	56	56
Accrued and other current liabilities	141	116
Total current liabilities	1,014	943
Long-Term Debt	820	820
Other Noncurrent Liabilities
Pension and other postretirement benefits – noncurrent	510	518
Asbestos-related liabilities - noncurrent	1,063	1,079
Other noncurrent obligations	488	407
Total other noncurrent liabilities	2,061	2,004
Minority Interest in Subsidiaries	2	3
Stockholder’s Equity
Common stock (1,000 shares authorized and issued)	—	—
Additional paid-in capital	121	121
Retained earnings (includes cumulative effect of adopting FIN No. 48 of $(67))	4,901	4,782
Accumulated other comprehensive loss	(479)	(483)
Net stockholder’s equity	4,543	4,420
Total Liabilities and Stockholder’s Equity	$8,440	$8,190

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	March 31, 2007	March 31, 2006
Operating Activities
Net Income Available for Common Stockholder	$186	$283
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	78	75
Credit for deferred income tax	(37)	(52)
Earnings of nonconsolidated affiliates less than dividends received	96	207
Net gain on sales of property	(1)	—
Changes in assets and liabilities:
Accounts and notes receivable	8	13
Related company receivables	(244)	(521)
Inventories	(7)	(58)
Accounts payable	(51)	(39)
Related company payables	(42)	(38)
Other assets and liabilities	85	165
Cash provided by operating activities	71	35
Investing Activities
Capital expenditures	(46)	(41)
Distributions from nonconsolidated affiliates	—	4
Change in noncurrent receivable from related company	(20)	1
Proceeds from sales of property	3	—
Purchases of investments	(1)	(1)
Cash used in investing activities	(64)	(37)
Financing Activities
Changes in short-term notes payable	(1)	(1)
Payments on long-term debt	—	(2)
Cash used in financing activities	(1)	(3)
Summary
Increase (Decrease) in cash and cash equivalents	6	(5)
Cash and cash equivalents at beginning of year	71	73
Cash and cash equivalents at end of period	$77	$68
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
	Three Months Ended
In millions (Unaudited)	March 31, 2007	March 31, 2006
Net Income Available for Common Stockholder	$186	$283
Other Comprehensive Income (Loss), Net of Tax
Unrealized loss on investments	—	(1)
Pension and other postretirement benefit plans adjustment	4	—
Net gain on cash flow hedging derivative instruments	—	1
Total other comprehensive income	4	—
Comprehensive Income	$190	$283
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

Certain reclassifications of prior year’s amounts have been made to conform to the presentation adopted for 2007. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE B     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 was effective for fiscal years beginning after December 15, 2006.

On January 1, 2007, the Corporation adopted the provisions of FIN No. 48. The cumulative effect of adoption was a $67 million reduction of retained earnings. At January 1, 2007, the total amount of unrecognized tax benefits was $251 million, of which $217 million would impact the effective tax rate, if recognized. Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” The Corporation’s accrual for interest and penalties was $36 million upon adoption of FIN No. 48.

The Corporation is included in Dow’s consolidated federal income tax group and consolidated tax return. For Dow, the tax years 1998-2003 are currently under audit by the U.S. Internal Revenue Service and the review of these years is expected to be completed during 2007. It is reasonably possible that a reduction in the unrecognized tax benefits may occur (which may impact UCC’s unrecognized tax benefits); however, quantification of an estimated range cannot be made at this time.

While the Corporation is subject to taxation in certain foreign jurisdictions, its major tax jurisdictions are in the United States. The tax years that remain subject to examination in the United States are 1998 through 2006 for federal income taxes and 2002 through 2006 for state and local income taxes.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement, which was effective December 31, 2006 for the Corporation, required employers to recognize the funded status of defined benefit postretirement plans as an asset or liability on the balance sheet and to recognize changes in that funded status through comprehensive income. See Note F for the Corporation’s disclosures related to pension and other postretirement benefits.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Corporation is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

NOTE C     INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	March 31, 2007	Dec. 31, 2006
Finished goods	$30	$35
Work in process	45	40
Raw materials	45	37
Supplies	86	87
Total inventories	$206	$199

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $142 million at March 31, 2007 and $160 million at December 31, 2006.

NOTE D   OTHER INTANGIBLE ASSETS

The following table provides information regarding the Corporation’s other intangible assets:

Other Intangible Assets

	At March 31, 2007			At December 31, 2006
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(32)	$1	$33	$(32)	$1
Patents	3	(2)	1	3	(2)	1
Software	112	(90)	22	111	(88)	23
Total	$148	$(124)	$24	$147	$(122)	$25

Amortization expense for software, which is included in “Cost of sales,” was $1 million in the first quarter of 2007 and the first quarter of 2006. Amortization expense for other intangible assets (not including software) was immaterial in the first quarter of 2007 and the first quarter of 2006. Total estimated amortization expense for 2007 and the next five fiscal years is as follows:

Estimated Amortization Expense
for Next Five Years

In millions
2007	$5
2008	$5
2009	$5
2010	$5
2011	$3
2012	—

NOTE E     COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2007, the Corporation had accrued obligations of $81 million for environmental remediation and restoration costs, including $28 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. At December 31, 2006, the Corporation had accrued obligations of $77 million for environmental remediation and restoration costs, including $25 million for the remediation of Superfund sites. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

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

Based on ARPC’s December 2006 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $1.2 billion at December 31, 2006 which covers the 15-year period ending in 2021 (excluding future defense and processing costs). The reduction was $177 million and was shown as “Asbestos-related credit” in the consolidated statements of income for 2006. At December 31, 2006, approximately 25 percent of the recorded liability related to pending claims and approximately 75 percent related to future claims.

Based on the Corporation’s review of 2007 activity, the Corporation determined that no adjustment to the accrual was required at March 31, 2007. The asbestos-related liability for pending and future claims was $1.2 billion at March 31, 2007. Approximately 28 percent of the recorded liability related to pending claims and approximately 72 percent related to future claims.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the first quarter of 2007, the Corporation had reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $484 million at March 31, 2007 and $495 million at December 31, 2006. At March 31, 2007 and December 31, 2006, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	March 31, 2007	Dec. 31, 2006
Receivables for defense costs	$35	$34
Receivables for resolution costs	265	266
Total	$300	$300

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $17 million in the first quarter of 2007 and $14 million in the first quarter of 2006, and was reflected in “Cost of sales.”

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

Guarantees

In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees at March 31, 2007	2014	$84	$1
Guarantees at December 31, 2006	2014	$84	$1

Conditional Asset Retirement Obligations

In accordance with FIN No. 47, the Corporation has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $13 million at March 31, 2007 and December 31, 2006. The discount rate used to calculate the Corporation’s asset retirement obligations was 4.6 percent. These obligations are included in the consolidated balance sheets as “Accrued and other current liabilities.”

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

NOTE F     PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost (Credit) for All Significant Plans

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
In millions	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Service cost	$5	$6	$1	$1
Interest cost	53	53	7	8
Expected return on plan assets	(79)	(83)	—	—
Amortization of prior service cost (credit)	1	—	(1)	(1)
Amortization of net loss	7	8	1	1
Net periodic benefit cost (credit)	$(13)	$(16)	$8	$9

NOTE G     RELATED PARTY TRANSACTIONS

The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s long-standing intercompany pricing policies. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) — net” in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $693 million in the first quarter of 2007 and $805 million in the first quarter of 2006.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. At March 31, 2007, the Corporation had a note receivable of $2.8 billion from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2007 pursuant to an amendment effective as of September 30, 2006; however, Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At March 31, 2007, $809 million was available under the revolving credit agreement. The cash collateral was reported as “Noncurrent receivable from related company” in the consolidated balance sheets.

The losses and additional costs incurred by the Corporation in 2005 due to hurricane Katrina were covered by the Corporation’s insurance program. The Corporation has an insurance receivable for losses incurred of $105 million at March 31, 2007 from its insurer (an affiliate of Dow). Additionally, the Corporation has insurance coverage for lost sales and margins caused by hurricane Katrina. No amount of recovery for lost sales and margins had been recognized at March 31, 2007, and will only be recognized when the amount of recovery is realized through agreement among the insurers.

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management’s narrative analysis of the results of operations for the three-month period ended March 31, 2007, the most recent period, compared with the three-month period ended March 31, 2006, the corresponding period in the preceding fiscal year.

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

RESULTS OF OPERATIONS

Total net sales for the first quarter of 2007 were $1,726 million compared with $2,053 million for the first quarter of 2006, a decrease of 16 percent. Total net sales for the first quarter of last year included significant lump sum technology licensing revenue. Technology licensing revenue varies from period to period due to the nature of the business.

Net sales to related companies for the first quarter of 2007 were $1,673 million compared with $1,735 million for the first quarter of 2006, a decrease of 4 percent. Selling prices to Dow are based on market prices for the related products. Average selling prices for most products were higher in the first quarter of 2007 compared with the first quarter of 2006, led by ethylene glycol (“EG”), vinyl acetate monomer (“VAM”) and oxo products. Sales volume was mixed with overall volume down in the first quarter of 2007 compared with the first quarter of 2006. Volume growth for several products (led by VAM, oxo products, and polyethylene) was more than offset by declines in the Corporation’s other products, principally EG. The decline in EG volume was related to scheduled plant turnarounds in the first quarter of 2007.

Cost of sales decreased 2 percent from $1,636 million in the first quarter of 2006 to $1,598 million in the first quarter of 2007 principally due to lower feedstock and energy costs and lower sales volume.

Equity in earnings of nonconsolidated affiliates increased $63 million in the first quarter of 2007 compared with the same quarter last year, led by a substantial improvement in earnings reported by the OPTIMAL Group (“OPTIMAL”), as well as higher reported earnings from EQUATE Petrochemical Company K.S.C. (“EQUATE”) and Univation Technologies, LLC. Results from EQUATE and OPTIMAL were lower in the first quarter of 2006 due to planned maintenance turnarounds at the joint ventures.

Sundry expense — net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry expense — net for the first quarter of 2007 was $10 million compared with $21 million for the first quarter of last year. Sundry expense for the first quarter of 2007 was favorably impacted by a higher level of dividend income and lower commission expense.

Interest income was $37 million in the first quarter of 2007 compared with $23 million in the first quarter of 2006, due to higher interest rates and an increased level of interest bearing assets. Interest expense and amortization of debt discount increased $2 million in the first quarter of 2007 compared with the first quarter of 2006.

The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, and the level of income relative to tax credits available. The effective tax rate for the first quarter of 2007 was 21.5 percent compared with 34.9 percent for the same quarter last year. Since most of the earnings from nonconsolidated affiliates are taxed at the joint venture level, the impact of higher equity earnings decreased the Corporation’s overall effective tax rate.

The Corporation reported net income of $186 million for the first quarter of 2007, compared with $283 million for the first quarter of 2006. While the results for the first quarter of 2007 were favorably impacted by higher equity earnings, this improvement was more than offset by a significant decline in technology licensing revenue.

OTHER MATTERS

Accounting Changes

See Note B to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”) describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The Corporation’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2006 10-K. Since December 31, 2006, there have been no material changes in the Corporation’s critical accounting policies.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2007	2006
Claims unresolved at January 1	111,887	146,325
Claims filed	3,085	5,402
Claims settled, dismissed or otherwise resolved	(2,225)	(7,921)
Claims unresolved at March 31	112,747	143,806
Claimants with claims against both UCC and Amchem	38,901	47,779
Individual claimants at March 31	73,846	96,027

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

Estimating the Liability

Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in

Asbestos-Related Matters—Continued

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

Based on ARPC’s December 2006 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $1.2 billion at December 31, 2006 which covers the 15-year period ending in 2021 (excluding future defense and processing costs). The reduction was $177 million and was shown as “Asbestos-related credit” in the consolidated statements of income for 2006. At December 31, 2006, approximately 25 percent of the recorded liability related to pending claims and approximately 75 percent related to future claims.

Based on the Corporation’s review of 2007 activity, the Corporation determined that no adjustment to the accrual was required at March 31, 2007. The asbestos-related liability for pending and future claims was $1.2 billion at March 31, 2007. Approximately 28 percent of the recorded liability related to pending claims and approximately 72 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs

	Three Months Ended		Aggregate Costs
In millions	March 31, 2007	March 31, 2006	to Date as of March 31, 2007
Defense costs	$17	$14	$498
Resolution costs	$16	$27	$1,198

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $17 million in the first quarter of 2007 and $14 million in the first quarter of 2006, and was reflected in “Cost of sales.”

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the first quarter of 2007, the Corporation had reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $484 million at March 31, 2007 and $495 million at December 31, 2006. At March 31, 2007 and December 31, 2006, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	March 31, 2007	Dec 31, 2006
Receivables for defense costs	$35	$34
Receivables for resolution costs	265	266
Total	$300	$300

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments in asbestos-related matters occurred during the first quarter of 2007. For a summary of the history and current status of asbestos-related matters, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note E to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS.

There were no material changes in the Corporation’s risk factors in the first quarter of 2007.

ITEM 6.  EXHIBITS.

See the Exhibit Index on page 19 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

Union Carbide Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION CARBIDE CORPORATION
Registrant

Date: May 1, 2007

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