Form 10-Q
period 2007-06-30
UNION CARBIDE CORP /NEW/
filed 2007-07-30
CIK 100790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 2007

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

At June 30, 2007, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
In millions (Unaudited)	2007	2006	2007	2006
Net trade sales	$49	$56	$102	$374
Net sales to related companies	1,850	1,720	3,523	3,455
Total Net Sales	1,899	1,776	3,625	3,829
Cost of sales	1,730	1,603	3,328	3,239
Research and development expenses	21	19	41	40
Selling, general and administrative expenses	4	1	11	12
Equity in earnings of nonconsolidated affiliates	115	83	239	144
Sundry expense - net	(17)	(23)	(27)	(44)
Interest income	43	35	80	58
Interest expense and amortization of debt discount	11	13	26	26
Income before Income Taxes	274	235	511	670
Provision for income taxes	79	80	130	232
Net Income Available for Common Stockholder	$195	$155	$381	$438
Depreciation	$70	$71	$138	$139
Capital Expenditures	$54	$54	$100	$95

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30,	Dec. 31,
In millions (Unaudited)	2007	2006
Assets
Current Assets
Cash and cash equivalents	$79	$71
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2007: $2; 2006: $2)	23	33
Related companies	443	449
Other	150	145
Notes receivable from related companies	3,004	2,547
Inventories	204	199
Deferred income tax assets - current	84	41
Total current assets	3,987	3,485
Investments
Investments in related companies	297	297
Investments in nonconsolidated affiliates	897	896
Other investments	19	23
Noncurrent receivables	56	58
Noncurrent receivable from related company	201	187
Total investments	1,470	1,461
Property
Property	7,379	7,459
Less accumulated depreciation	5,448	5,489
Net property	1,931	1,970
Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization - 2007: $124; 2006: $122)	23	25
Deferred income tax assets - noncurrent	156	115
Asbestos-related insurance receivables - noncurrent	693	725
Deferred charges and other assets	408	383
Total other assets	1,306	1,274
Total Assets	$8,694	$8,190

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30,	Dec. 31,
In millions (Unaudited)	2007	2006
Liabilities and Stockholder’s Equity
Current Liabilities
Notes payable:
Related companies	$4	$8
Other	—	1
Accounts payable:
Trade	250	292
Related companies	284	252
Other	33	40
Income taxes payable	192	49
Asbestos-related liabilities - current	115	129
Pension and other postretirement benefits - current	56	56
Accrued and other current liabilities	136	116
Total current liabilities	1,070	943
Long-Term Debt	820	820
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	505	518
Asbestos-related liabilities - noncurrent	1,071	1,079
Other noncurrent obligations	486	407
Total other noncurrent liabilities	2,062	2,004
Minority Interest in Subsidiaries	2	3
Stockholder’s Equity
Common stock (1,000 shares authorized and issued)	—	—
Additional paid-in capital	121	121
Retained earnings (includes cumulative effect of adopting FIN No. 48 of $(67))	5,096	4,782
Accumulated other comprehensive loss	(477)	(483)
Net stockholder’s equity	4,740	4,420
Total Liabilities and Stockholder’s Equity	$8,694	$8,190

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

			Six Months Ended
			June 30,	June 30,
In millions (Unaudited)			2007	2006
Operating Activities
Net Income Available for Common Stockholder			$381	$438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization			164	153
Credit for deferred income tax			(21)	(26)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received			(4)	131
Net gain on sales of property			(1)	—
Changes in assets and liabilities:
Accounts and notes receivable			13	12
Related company receivables			(452)	(402)
Inventories			(5)	(27)
Accounts payable			(25)	(50)
Related company payables			28	(137)
Other assets and liabilities			43	—
Cash provided by operating activities			121	92
Investing Activities
Capital expenditures			(100)	(95)
Distributions from nonconsolidated affiliates			—	4
Changes in noncurrent receivable from related company			(14)	(2)
Proceeds from sales of property			3	—
Purchases of investments			(3)	(2)
Proceeds from sales of investments			2	2
Cash used in investing activities			(112)	(93)
Financing Activities
Changes in short-term notes payable			(1)	(1)
Payments on long-term debt			—	(2)
Cash used in financing activities			(1)	(3)
Summary
Increase (Decrease) in cash and cash equivalents			8	(4)
Cash and cash equivalents at beginning of year			71	73
Cash and cash equivalents at end of period			$79	$69
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
	Three Months Ended		Six Months Ended
In millions (Unaudited)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net Income Available for Common Stockholder	$195	$155	$381	$438
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains on investments	—	1	—	—
Translation adjustments	(2)	1	(2)	1
Adjustments to pension and other postretirement benefit plans	4	—	8	—
Net gain on cash flow hedging derivative instruments	—	—	—	1
Total other comprehensive income	2	2	6	2
Comprehensive Income	$197	$157	$387	$440

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

In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39.” This FSP replaces certain terms in FIN No. 39 with “derivative instruments” (as defined in SFAS No. 133) and permits the offsetting of fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The FSP is effective for fiscal years beginning after November 15, 2007. The Corporation is currently evaluating the impact of applying the guidance in this FSP.

NOTE C     INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	June 30, 2007	Dec. 31, 2006
Finished goods	$37	$35
Work in process	42	40
Raw materials	44	37
Supplies	81	87
Total inventories	$204	$199

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $156 million at June 30, 2007 and $160 million at December 31, 2006.

NOTE D     OTHER INTANGIBLE ASSETS

The following table provides information regarding the Corporation’s other intangible assets:

Other Intangible Assets

	At June 30, 2007			At December 31, 2006
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(32)	$1	$33	$(32)	$1
Patents	2	(1)	1	3	(2)	1
Software	112	(91)	21	111	(88)	23
Total	$147	$(124)	$23	$147	$(122)	$25

Total estimated amortization expense for 2007 and the next five fiscal years is as follows:

Estimated Amortization Expense
for Next Five Years

In millions
2007	$5
2008	$6
2009	$6
2010	$6
2011	$2
2012	—

NOTE E     COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2007, the Corporation had accrued obligations of $75 million for environmental remediation and restoration costs, including $26 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. At December 31, 2006, the Corporation had accrued obligations of $77 million for environmental remediation and restoration costs, including $25 million for the remediation of Superfund sites. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

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

Based on the Corporation’s review of 2007 activity, the Corporation determined that no adjustment to the accrual was required at June 30, 2007. The asbestos-related liability for pending and future claims was $1.2 billion at June 30, 2007. Approximately 29 percent of the recorded liability related to pending claims and approximately 71 percent related to future claims.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the second quarter of 2007, the Corporation had reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $478 million at June 30, 2007 and $495 million at December 31, 2006. At June 30, 2007 and December 31, 2006, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	June 30, 2007	Dec. 31, 2006
Receivables for defense costs	$37	$34
Receivables for resolution costs	257	266
Total	$294	$300

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $25 million in the second quarter of 2007 ($14 million in the second quarter of 2006) and $42 million in the first six months of 2007 ($28 million in the first six months of 2006), and was reflected in “Cost of sales.”

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

Guarantees

The Corporation has undertaken obligations to guarantee the performance of certain nonconsolidated affiliates (including the OPTIMAL Group and Nippon Unicar Company Limited) and a former subsidiary of the Corporation (via delivery of cash or other assets) if specified triggering events occur. Non-performance under a contract for commercial and/or financial obligations by the guaranteed party would trigger the obligation of the Corporation to make payments to the beneficiary of the guarantees. Financial obligations include debt and lease arrangements. The guarantee related to a former subsidiary of the Corporation expired in the second quarter of 2007.

The following table provides a summary of the final expiration, maximum future payments, and recorded liability reflected in the consolidated balance sheets for these guarantees.

Guarantees

In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees at June 30, 2007	2014	$76	$1
Guarantees at December 31, 2006	2014	$84	$1

Conditional Asset Retirement Obligations

In accordance with FIN No. 47, the Corporation has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $13 million at June 30, 2007 and December 31, 2006. The discount rate used to calculate the Corporation’s asset retirement obligations was 4.6 percent. These obligations are included in the consolidated balance sheets as “Accrued and other current liabilities.”

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

NOTE F     PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost (Credit) for All Significant Plans

	Three Months Ended		Six Months Ended
In millions	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Defined Benefit Pension Plans:
Service cost	$5	$6	$10	$12
Interest cost	53	53	106	106
Expected return on plan assets	(79)	(83)	(158)	(166)
Amortization of prior service cost	—	—	1	—
Amortization of net loss	7	8	14	16
Net periodic benefit credit	$(14)	$(16)	$(27)	$(32)

Other Postretirement Benefits:
Service cost	$1	$1	$2	$2
Interest cost	7	8	14	16
Amortization of prior service credit	(1)	(1)	(2)	(2)
Amortization of net loss	—	1	1	2
Net periodic benefit cost	$7	$9	$15	$18

NOTE G     RELATED PARTY TRANSACTIONS

The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s long-standing intercompany pricing policies. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) — net” in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $825 million in the second quarter of 2007 ($725 million in the second quarter of 2006) and $1,518 million in the first half of 2007 ($1,530 million in the first half of 2006).

The Corporation has a master services agreement with Dow whereby Dow provides services, including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety, and business management for UCC. Under the master services agreement with Dow, for general administrative and overhead type services that Dow routinely allocates to various businesses, UCC is charged the cost of those services based on the Corporation’s and Dow’s relative manufacturing conversion costs. This arrangement results in a quarterly charge of approximately $6 million (included in “Sundry income (expense) — net”).

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. At June 30, 2007, the Corporation had a note receivable of $2.9 billion from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2007 pursuant to an amendment effective as of September 30, 2006; however, Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At June 30, 2007, $808 million was available under the revolving credit agreement. The cash collateral was reported as “Noncurrent receivable from related company” in the consolidated balance sheets.

The losses and additional costs incurred by the Corporation in 2005 due to hurricane Katrina were covered by the Corporation’s insurance program. The Corporation has an insurance receivable for losses incurred of $105 million at June 30, 2007 from its insurer (an affiliate of Dow). Additionally, the Corporation has insurance coverage for lost sales and margins caused by hurricane Katrina. No amount of recovery for lost sales and margins had been recognized at June 30, 2007, and will only be recognized when the amount of recovery is realized through agreement among the insurers.

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management’s narrative analysis of the results of operations for the three and six-month periods ended June 30, 2007, the most recent periods, compared with the three and six-month periods ended June 30, 2006, the corresponding periods in the preceding fiscal year.

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

RESULTS OF OPERATIONS

Total net sales for the second quarter of 2007 were $1,899 million compared with $1,776 million for the second quarter of 2006, an increase of 7 percent. Total net sales were $3,625 million for the first half of 2007 compared with $3,829 million for the first half of 2006, a decrease of 5 percent. Selling prices to Dow are based on market prices for the related products. Average selling prices for most products were higher in the second quarter of 2007 and on a year-to-date basis compared with the same periods of last year, led by ethylene glycol (“EG”), wire and cable compounds and oxo products. Sales volume was mixed with overall volume up in the second quarter of 2007 compared with the second quarter of 2006. Volume growth for several products (led by ethyleneamines, oxo products, and polypropylene) more than offset declines in a few of the Corporation’s other products, principally EG (due to the restructuring of certain sales agreements in the third quarter of 2006). Polyethylene volume improved slightly. Sales volume on a year-to-date basis was mixed with overall volume down compared with the first half of 2006. On a year-to-date basis, volume was impacted by a decline in EG volume due to scheduled plant turnarounds in the first quarter of 2007 and the restructuring of certain sales agreements in the third quarter of 2006. Total net sales for the first half of 2006 included significant lump sum technology licensing revenue. Technology licensing revenue varies from period to period due to the nature of the business.

Cost of sales increased 8 percent from $1,603 million in the second quarter of 2006 to $1,730 million in the second quarter of 2007 principally due to higher feedstock and energy costs and higher sales volume. On a year-to-date basis, cost of sales increased 3 percent from $3,239 million to $3,328 million, reflecting higher feedstock and energy costs.

Equity in earnings of nonconsolidated affiliates increased $32 million in the second quarter of 2007 compared with the same quarter last year, led by a strong improvement in earnings reported by EQUATE Petrochemical Company K.S.C. (“EQUATE”), as well as higher reported earnings from the OPTIMAL Group (“OPTIMAL”). Year to date, equity in earnings of nonconsolidated affiliates was $239 million compared with $144 million last year. In addition to the items previously mentioned, results for EQUATE and OPTIMAL for the first half of 2006 were lower due to planned maintenance turnarounds in the first quarter of 2006. EQUATE’s maintenance turnaround was completed during the second quarter of 2006.

Sundry expense — net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry expense — net for the second quarter of 2007 was $17 million compared with $23 million for the second quarter of last year, reflecting lower commission expense. Year to date, sundry expense — net was $27 million compared with $44 million for the first six months of last year. Sundry expense for the first six months of 2007 was favorably impacted by a higher level of dividend income and lower commission expense.

Interest income was $43 million in the second quarter of 2007 compared with $35 million in the second quarter of 2006, due to an increased level of interest bearing assets. Year to date, interest income was $80 million, up from $58 million in the first six months of 2006 due to higher interest rates and a significantly higher level of interest-bearing assets.

Interest expense and amortization of debt discount decreased $2 million in the second quarter of 2007 compared with the second quarter of 2006. Year to date, interest expense and amortization of debt discount was $26 million, unchanged from the first six months of 2006.

The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, and the level of income relative to tax credits available. The effective tax rate for the second quarter of 2007 was 28.8 percent compared with 34 percent for the same quarter last year. Year to date, the effective tax rate was 25.4 percent versus 34.6 percent last year. Since most of the earnings from nonconsolidated affiliates are taxed at the joint venture level, the impact of higher equity earnings decreased the Corporation’s overall effective tax rate.

The Corporation reported net income of $195 million for the second quarter of 2007, compared with $155 million for the second quarter of 2006, reflecting the favorable impact of higher equity earnings. Net income for the first half of 2007 declined to $381 million from $438 million for the first half of last year as a significant decline in technology licensing revenue more than offset the improvement in equity earnings for the first half of 2007.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2007	2006
Claims unresolved at January 1	111,887	146,325
Claims filed	5,839	9,130
Claims settled, dismissed or otherwise resolved	(13,486)	(34,327)
Claims unresolved at June 30	104,240	121,128
Claimants with claims against both UCC and Amchem	35,025	42,096
Individual claimants at June 30	69,215	79,032

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

Based on the Corporation’s review of 2007 activity, the Corporation determined that no adjustment to the accrual was required at June 30, 2007. The asbestos-related liability for pending and future claims was $1.2 billion at June 30, 2007. Approximately 29 percent of the recorded liability related to pending claims and approximately 71 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs

	Six Months Ended		Aggregate Costs
In millions	June 30, 2007	June 30, 2006	to Date as of June 30, 2007
Defense costs	$42	$28	$523
Resolution costs	$28	$73	$1,210

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $25 million in the second quarter of 2007 ($14 million in the second quarter of 2006) and $42 million for the first six months of 2007 ($28 million for the first six months of 2006), and was reflected in “Cost of sales.”

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the second quarter of 2007, the Corporation had reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $478 million at June 30, 2007 and $495 million at December 31, 2006. At June 30, 2007 and December 31, 2006, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	June 30, 2007	Dec. 31, 2006
Receivables for defense costs	$37	$34
Receivables for resolution costs	257	266
Total	$294	$300

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments in asbestos-related matters occurred during the second quarter of 2007. For a summary of the history and current status of asbestos-related matters, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note E to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS.

There were no material changes in the Corporation’s risk factors in the second quarter of 2007.

ITEM 6.  EXHIBITS.

See the Exhibit Index on page 20 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

Union Carbide Corporation and Subsidsidiaries
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION CARBIDE CORPORATION
Registrant

Date: July 30, 2007

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