Form 10-Q
period 2007-09-30
UNION CARBIDE CORP /NEW/
filed 2007-10-29
CIK 100790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 2007

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

At September 30, 2007, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Net trade sales	$51	$55	$153	$429
Net sales to related companies	1,812	1,845	5,335	5,300
Total Net Sales	1,863	1,900	5,488	5,729
Cost of sales	1,703	1,727	5,031	4,966
Research and development expenses	15	17	56	57
Selling, general and administrative expenses	3	4	14	16
Restructuring charges	—	13	—	13
Equity in earnings of nonconsolidated affiliates	130	144	369	288
Sundry expense - net	6	16	33	60
Interest income	49	34	129	92
Interest expense and amortization of debt discount	12	14	38	40
Income before Income Taxes	303	287	814	957
Provision for income taxes	167	69	297	301
Net Income Available for Common Stockholder	$136	$218	$517	$656
Depreciation	$64	$67	$202	$206
Capital Expenditures	$85	$51	$185	$146

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

In millions (Unaudited)	Sept. 30, 2007	Dec. 31, 2006
Assets
Current Assets
Cash and cash equivalents	$78	$71
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2007: $1; 2006: $2)	21	33
Related companies	318	449
Other	144	145
Notes receivable from related companies	3,031	2,547
Inventories	179	199
Deferred income tax assets - current	41	41
Total current assets	3,812	3,485
Investments
Investments in related companies	297	297
Investments in nonconsolidated affiliates	1,011	896
Other investments	22	23
Noncurrent receivables	59	58
Noncurrent receivables from related companies	307	187
Total investments	1,696	1,461
Property
Property	7,458	7,459
Less accumulated depreciation	5,500	5,489
Net property	1,958	1,970
Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization - 2007: $126; 2006: $122)	23	25
Deferred income tax assets - noncurrent	122	115
Asbestos-related insurance receivables - noncurrent	687	725
Deferred charges and other assets	422	383
Total other assets	1,280	1,274
Total Assets	$8,746	$8,190

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

In millions (Unaudited)	Sept. 30, 2007	Dec. 31, 2006
Liabilities and Stockholder’s Equity
Current Liabilities
Notes payable:
Related companies	$4	$8
Other	—	1
Accounts payable:
Trade	209	292
Related companies	261	252
Other	62	40
Income taxes payable	149	49
Asbestos-related liabilities - current	103	129
Pension and other postretirement benefits - current	56	56
Accrued and other current liabilities	158	116
Total current liabilities	1,002	943
Long-Term Debt	820	820
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	499	518
Asbestos-related liabilities - noncurrent	1,061	1,079
Other noncurrent obligations	478	407
Total other noncurrent liabilities	2,038	2,004
Minority Interest in Subsidiaries	2	3
Stockholder’s Equity
Common stock (1,000 shares authorized and issued)	—	—
Additional paid-in capital	121	121
Retained earnings (includes cumulative effect of adopting FIN No. 48 of $(67))	5,232	4,782
Accumulated other comprehensive loss	(469)	(483)
Net stockholder’s equity	4,884	4,420
Total Liabilities and Stockholder’s Equity	$8,746	$8,190

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sept. 30, 2007	Sept. 30, 2006
Operating Activities
Net Income Available for Common Stockholder	$517	$656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	232	227
Provision (Credit) for deferred income tax	54	(3)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	(113)	4
Net gain on sales of property	(11)	—
Restructuring charges	—	13
Pension contribution	(2)	—
Changes in assets and liabilities:
Accounts and notes receivable	8	22
Related company receivables	(460)	(588)
Inventories	20	(23)
Accounts payable	(53)	(33)
Related company payables	5	(64)
Other assets and liabilities	(7)	(59)
Cash provided by operating activities	190	152
Investing Activities
Capital expenditures	(185)	(146)
Distributions from nonconsolidated affiliates	—	4
Changes in noncurrent receivable from related company	(13)	(1)
Proceeds from sales of property	17	2
Purchases of investments	(7)	(11)
Proceeds from sales of investments	6	3
Cash used in investing activities	(182)	(149)
Financing Activities
Changes in short-term notes payable	(1)	(1)
Payments on long-term debt	—	(2)
Cash used in financing activities	(1)	(3)
Summary
Increase in cash and cash equivalents	7	—
Cash and cash equivalents at beginning of year	71	73
Cash and cash equivalents at end of period	$78	$73

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Net Income Available for Common Stockholder	$136	$218	$517	$656
Other Comprehensive Income (Loss), Net of Tax
Translation adjustments	3	(1)	1	—
Adjustments to pension and other postretirement benefit plans	5	—	13	—
Net loss on cash flow hedging derivative instruments	—	(2)	—	(1)
Total other comprehensive income (loss)	8	(3)	14	(1)
Comprehensive Income	$144	$215	$531	$655

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

While the Corporation is subject to taxation in certain foreign jurisdictions, its major tax jurisdictions are in the United States. The tax years that remain subject to examination in the United States are 1998 through 2006 for federal income taxes and 2002 through 2006 for state and local income taxes. The effective tax rate for the third quarter of 2007 was 55.1 percent compared with 24.0 percent for the same quarter last year. The effective tax rate for the third quarter of 2007 was negatively affected by an increase in the estimated annual tax rate for 2007, caused by a revised forecast of earnings for the Corporation, and the recognition of tax contingencies. Year to date, the effective tax rate was 36.5 percent versus 31.5 percent last year.

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

NOTE C    INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	Sept. 30, 2007	Dec. 31, 2006
Finished goods	$25	$35
Work in process	33	40
Raw materials	43	37
Supplies	78	87
Total inventories	$179	$199

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $163 million at September 30, 2007 and $160 million at December 31, 2006.

NOTE D    OTHER INTANGIBLE ASSETS

The following table provides information regarding the Corporation’s other intangible assets:

Other Intangible Assets	At September 30, 2007			At December 31, 2006
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	—	$33	$(32)	$1
Patents	2	(1)	$1	3	(2)	1
Software	114	(92)	22	111	(88)	23
Total	$149	$(126)	$23	$147	$(122)	$25

Total estimated amortization expense for 2007 and the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years
In millions
2007	$ 5
2008	$ 6
2009	$ 6
2010	$ 6
2011	$ 4
2012	—

NOTE E    COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2007, the Corporation had accrued obligations of $72 million for environmental remediation and restoration costs, including $22 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. At December 31, 2006, the Corporation had accrued obligations of $77 million for environmental remediation and restoration costs, including $25 million for the remediation of Superfund sites. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

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

Based on the Corporation’s review of 2007 activity, the Corporation determined that no adjustment to the accrual was required at September 30, 2007. The asbestos-related liability for pending and future claims was $1.2 billion at September 30, 2007. Approximately 28 percent of the recorded liability related to pending claims and approximately 72 percent related to future claims.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the third quarter of 2007, the Corporation had reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $476 million at September 30, 2007 and $495 million at December 31, 2006. At September 30, 2007 and December 31, 2006, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	Sept. 30, 2007	Dec. 31, 2006
Receivables for defense costs	$29	$34
Receivables for resolution costs	254	266
Total	$283	$300

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $16 million in the third quarter of 2007 ($1 million in the third quarter of 2006) and $58 million in the first nine months of 2007 ($29 million in the first nine months of 2006), and was reflected in “Cost of sales.”

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

Guarantees In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees at September 30, 2007	2014	$75	$1
Guarantees at December 31, 2006	2014	$84	$1

Conditional Asset Retirement Obligations

In accordance with FIN No. 47, the Corporation has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $13 million at September 30, 2007 and December 31, 2006. The discount rate used to calculate the Corporation’s asset retirement obligations was 4.6 percent. These obligations are included in the consolidated balance sheets as “Accrued and other current liabilities.”

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

NOTE F     PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Defined Benefit Pension Plans:
Service cost	$6	$6	$16	$18
Interest cost	53	53	159	159
Expected return on plan assets	(79)	(83)	(237)	(249)
Amortization of prior service cost	—	1	1	1
Amortization of net loss	7	7	21	23
Net periodic benefit credit	$(13)	$(16)	$(40)	$(48)

Other Postretirement Benefits:
Service cost	$1	$1	$3	$3
Interest cost	7	8	21	24
Amortization of prior service credit	—	(1)	(2)	(3)
Amortization of net loss	—	1	1	3
Net periodic benefit cost	$8	$9	$23	$27

NOTE G     RELATED PARTY TRANSACTIONS

The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s long-standing intercompany pricing policies. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) — net” in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $803 million in the third quarter of 2007 ($847 million in the third quarter of 2006) and $2,321 million in the first nine months of 2007 ($2,377 million in the first nine months of 2006).

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. At September 30, 2007, the Corporation had a note receivable of $3.0 billion from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2008 pursuant to an amendment effective as of September 30, 2007; however, Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At September 30, 2007, $812 million was available under the revolving credit agreement. The cash collateral was reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

The losses and additional costs incurred by the Corporation in 2005 due to hurricane Katrina were covered by the Corporation’s insurance program. The Corporation has an insurance receivable for losses incurred of $105 million from its insurer (an affiliate of Dow), which was reported in “Noncurrent receivables from related companies” in the consolidated balance sheets at September 30, 2007. Additionally, the Corporation has insurance coverage for lost sales and margins caused by hurricane Katrina. No amount of recovery for lost sales and margins had been recognized at September 30, 2007, and will only be recognized when the amount of recovery is realized through agreement among the insurers.

NOTE H     2006 RESTRUCTURING

In the third quarter of 2006, the Corporation recorded restructuring charges totaling $13 million resulting from decisions made by management in the third quarter to improve the competitiveness of its global operations. The decision resulted in the write-off of the net book value of three manufacturing facilities totaling $10 million (the largest of which was $8 million associated with the shutdown of the peroxymeric chemicals production facility in St. Charles, Louisiana, in October 2006), and the write-off of the net book value of fixed assets related to the dissolution of a consolidated joint venture in China (which ceased operations in October 2006) totaling $3 million. The charges were shown as “Restructuring charges” in the consolidated statements of income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management’s narrative analysis of the results of operations for the three-and nine-month periods ended September 30, 2007, the most recent periods, compared with the three-and nine-month periods ended September 30, 2006, the corresponding periods in the preceding fiscal year.

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

RESULTS OF OPERATIONS

Total net sales for the third quarter of 2007 were $1,863 million compared with $1,900 million for the third quarter of 2006, a decrease of 2 percent. Total net sales were $5,488 million for the first nine months of 2007 compared with $5,729 million for the first nine months of 2006, a decrease of 4 percent. Selling prices to Dow are based on market prices for the related products. Average selling prices for most products were higher in the third quarter of 2007 and on a year-to-date basis compared with the same periods of last year, led by ethylene glycol (“EG”), wire and cable compounds and oxo products. Sales volume was mixed with overall volume down in the third quarter of 2007 and on a year-to-date basis compared with the same periods of last year. Solid volume growth for several products (led by polyethylene, oxo products, and polypropylene) was more than offset by declines in certain of the Corporation’s other products, principally EG (due to planned and unplanned outages at two production facilities and to the restructuring of certain sales agreements). Total net sales for the first nine months of 2006 included significant lump sum technology licensing revenue. Technology licensing revenue varies from period to period due to the nature of the business.

Cost of sales declined slightly from $1,727 million in the third quarter of 2006 to $1,703 million in the third quarter of 2007 principally due to lower sales volume. On a year to date basis, cost of sales increased 1 percent from $4,966 million to $5,031 million, reflecting higher feedstock costs.

Restructuring charges of $13 million in the third quarter of 2006 included the write-off of the net book value of three manufacturing facilities totaling $10 million (the largest of which was $8 million associated with the shutdown of the peroxymeric chemicals production facility in St. Charles, Louisiana, in October 2006) and the write-off of the net book value of fixed assets related to the dissolution of a consolidated joint venture in China (which ceased operations in October 2006) totaling $3 million.

Equity in earnings of nonconsolidated affiliates decreased $14 million in the third quarter of 2007 compared with the same quarter last year, as improved earnings at EQUATE Petrochemical Company K.S.C. (“EQUATE”) were more than offset by lower reported earnings from Univation Technologies, LLC and the OPTIMAL Group (“OPTIMAL”). Year to date, equity in earnings of nonconsolidated affiliates was $369 million compared with $288 million last year due to higher reported earnings from EQUATE and OPTIMAL. Year-to-date results for EQUATE and OPTIMAL in 2006 were lower due to planned maintenance turnarounds in the first half of 2006.

Sundry expense — net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry expense — net for the third quarter of 2007 was $6 million compared with $16 million for the third quarter of last year, and included a gain on the sale of land of $10 million. Year to date, sundry expense — net was $33 million compared with $60 million for the first nine months of last year. In addition to the gain on the sale of land, Sundry expense for the first nine months of 2007 was also impacted by a higher level of dividend income and lower commission expense.

Interest income was $49 million in the third quarter of 2007 compared with $34 million in the third quarter of 2006. Year to date, interest income was $129 million, up from $92 million in the first nine months of 2006. The increase for the quarter and on a year-to-date basis was due to the significantly higher level of interest-bearing assets.

The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, and the level of income relative to tax credits available. The effective tax rate for the third quarter of 2007 was 55.1 percent compared with 24.0 percent for the same quarter last year. The effective tax rate for the third quarter of 2007 was negatively affected by an increase in the estimated annual tax rate for 2007, caused by a revised forecast of earnings for the Corporation, and the recognition of tax contingencies. Year to date, the effective tax rate was 36.5 percent versus 31.5 percent last year.

The Corporation reported net income of $136 million for the third quarter of 2007, down significantly from $218 million for the third quarter of 2006, due primarily to an increase in the provision for income taxes. Net income for the first nine months of 2007 declined to $517 million from $656 million for the first nine months of last year as a significant decline in technology licensing revenue more than offset the improvement in equity earnings for the first nine months of 2007.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2007	2006
Claims unresolved at January 1	111,887	146,325
Claims filed	7,696	12,388
Claims settled, dismissed or otherwise resolved	(15,681)	(45,006)
Claims unresolved at September 30	103,902	113,707
Claimants with claims against both UCC and Amchem	35,114	39,432
Individual claimants at September 30	68,788	74,275

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

Based on the Corporation’s review of 2007 activity, the Corporation determined that no adjustment to the accrual was required at September 30, 2007. The asbestos-related liability for pending and future claims was $1.2 billion at September 30, 2007. Approximately 28 percent of the recorded liability related to pending claims and approximately 72 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs	Nine Months Ended		Aggregate Costs
In millions	Sept. 30, 2007	Sept. 30, 2006	to Date as of Sept. 30, 2007
Defense costs	$58	$45	$539
Resolution costs	$48	$95	$1,230

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $16 million in the third quarter of 2007 ($1 million in the third quarter of 2006) and $58 million for the first nine months of 2007 ($29 million for the first nine months of 2006), and was reflected in “Cost of sales.”

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the third quarter of 2007, the Corporation had reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $476 million at September 30, 2007 and $495 million at December 31, 2006. At September 30, 2007 and December 31, 2006, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	Sept. 30, 2007	Dec. 31, 2006
Receivables for defense costs	$29	$34
Receivables for resolution costs	254	266
Total	$283	$300

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments in asbestos-related matters occurred during the third quarter of 2007. For a summary of the history and current status of asbestos-related matters, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note E to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS.

There were no material changes in the Corporation’s risk factors in the third quarter of 2007.

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

Date:  October 29, 2007

By:	/s/ WILLIAM H. WEIDEMAN
William H. Weideman
Vice President and Controller
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

By:	/s/ EDWARD W. RICH
Edward W. Rich
Vice President, Treasurer and
Chief Financial Officer

Union Carbide Corporation and Subsidiaries

Exhibit Index

EXHIBIT NO.	DESCRIPTION

10.5.5	Fifth Amendment to the Amended and Restated Revolving Credit Agreement, dated as of September 30, 2007, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors.

23	Analysis, Research & Planning Corporation’s Consent.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.