Form 10-K
period 2007-12-31
UNION CARBIDE CORP /NEW/
filed 2008-02-19
CIK 100790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  DECEMBER 31, 2007

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exhange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes    ☒ No

At February 19, 2008, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) for Form 10-K and is therefore filing this form with a reduced disclosure format.

Documents Incorporated by Reference

None

Union Carbide Corporation

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2007

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	48

SIGNATURES	77

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

Dow conducts its worldwide operations through global businesses. The Corporation’s business activities comprise components of Dow’s global businesses rather than stand-alone operations. In order to simplify the customer interface process, the Corporation sells its products to Dow. Products sold to Dow at market-based price, in accordance with the terms of Dow’s long-standing intercompany pricing policies. The following is a description of the Corporation’s principal products.

Ethylene Oxide/Ethylene Glycol—ethylene oxide (“EO”), a chemical intermediate primarily used in the manufacture of ethylene glycol (“EG”), polyethylene glycol, glycol ethers, ethanolamines, surfactants and other performance chemicals and polymers; di- and triethylene glycol, used in a variety of applications, including boat construction, shoe manufacturing, natural gas-drying and other moisture-removing applications, and plasticizers for safety glasses; and tetraethylene glycol, used predominantly in the production of plasticizers for automotive windows. EG is used extensively in the production of polyester fiber, resin and film, automotive antifreeze and engine coolants, and aircraft anti-icing and deicing fluids.

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

Latex—water-based emulsions, including EVOCAR™ ethylene-modified latexes, NEOCAR™ branched vinyl ester latexes, UCAR™ POLYPHOBE™ rheology modifiers, and UCAR™ all-acrylic, styrene acrylic and vinyl-acrylic latexes used as key components in decorative and industrial paints, adhesives, textile products, and construction products, such as caulks and sealants.

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

Solvents and Intermediates—includes oxo aldehydes, acids and alcohols, used as chemical intermediates and industrial solvents and in herbicides, plasticizers, paint dryers, jet-turbine lubricants, lube oil additives and food and feed preservatives; esters, which serve as solvents in industrial coatings and printing inks and in the manufacturing processes for pharmaceuticals and polymers.

Technology Licensing and Catalysts—includes licensing and supply of related catalysts for the UNIPOL™ polypropylene process, catalysts supply for the METEOR™ process for EO/EG and the LP OXO™ process for oxo alcohols, as well as licensing of the UNIPOL™ polyethylene process and sale of related catalysts (including metallocene catalysts) through Univation Technologies, LLC, a 50:50 joint venture with ExxonMobil, and licensing of the METEOR™ process for EO/EG and the LP OXO™ process for oxo alcohols through Dow Technology Investments, LLC, a newly formed (in 2007), 50:50 joint venture with Dow Global Technologies Inc., a Dow subsidiary.

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

Research and Development

The Corporation is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. Research and Development expenses were $70 million in 2007, $71 million in 2006 and $78 million in 2005. In addition, certain of the Corporation’s nonconsolidated affiliates conduct research and development within their business fields.

Patents, Licenses and Trademarks

The Corporation owns approximately 1,700 U.S. and foreign patents that relate to a wide variety of products and processes, has a substantial number of pending patent applications throughout the world and is licensed under a number of patents. These patents expire at various times over the next 20 years. The Corporation also has a large number of trademarks. Although the Corporation considers that its patents, licenses and trademarks in the aggregate constitute a valuable asset, it does not regard its business as being materially dependent upon any single patent, license or trademark.

Principal Partly Owned Companies

UCC’s principal nonconsolidated affiliates for 2007 and the Corporation’s ownership interest in each are listed below:

•                  Nippon Unicar Company Limited — 50 percent — a Japan-based manufacturer of polyethylene and specialty polyethylene compounds.

•                  The OPTIMAL Group of Companies [consisting of OPTIMAL Olefins (Malaysia) Sdn Bhd — 23.75 percent; OPTIMAL Glycols (Malaysia) Sdn Bhd — 50 percent; OPTIMAL Chemicals (Malaysia) Sdn Bhd — 50 percent] — Malaysian companies that operate an ethane/propane cracker, an ethylene glycol facility and a production facility for ethylene and propylene derivatives within a world-scale, integrated chemical complex located in Kerteh, Terengganu, Malaysia.

•                  Univation Technologies, LLC — 50 percent — a U.S. company that develops, markets and licenses polyethylene process technology and related catalysts.

Financial Information About Foreign and Domestic Operations and Export Sales

In 2007, the Corporation derived 52 percent of its trade sales from customers outside the United States and had 1 percent of its property investment located outside the United States. See Note O to the Consolidated Financial Statements for information on sales to external customers and long-lived assets by geographic area.

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

During 2007, purchased feedstock and energy costs continued to rise. Purchased feedstock and energy costs have not lessened in early 2008, and these costs are expected to remain volatile throughout the year. When these costs increase, the Corporation is not always able to immediately raise prices and, ultimately, its ability to pass on underlying cost increases is greatly dependent on market conditions. As a result, increases in these costs could negatively impact the Corporation’s results of operations.

Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as the assessment of strict liability and/or joint and several liability.

The Corporation is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At December 31, 2007, the Corporation had accrued obligations of $75 million for environmental remediation and restoration costs, including $23 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Corporation’s operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters may result in significant unanticipated costs or liabilities.

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

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. The asbestos-related liability for pending and future claims was $1.1 billion at December 31, 2007 and the Corporation’s receivable for insurance recoveries related to its asbestos liability was $467 million at December 31, 2007. In addition, the Corporation had receivables for insurance recoveries of $271 million at December 31, 2007 for defense and resolution costs. Management believes that it is reasonably possible that the cost of disposing of the Corporation’s asbestos-related claims, including future defense costs, could have a material adverse impact on the Corporation’s results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Corporation operates 12 manufacturing sites in four countries. The Corporation considers that its properties are in good operating condition and that its machinery and equipment have been well maintained. The following are the major production sites:

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2007	2006	2005
Claims unresolved at January 1	111,887	146,325	203,416
Claims filed	10,157	16,386	34,394
Claims settled, dismissed or otherwise resolved	(31,722)	(50,824)	(91,485)
Claims unresolved at December 31	90,322	111,887	146,325
Claimants with claims against both UCC and Amchem	28,937	38,529	48,647
Individual claimants at December 31	61,385	73,358	97,678

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

Estimating the Liability

Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Since then, the Corporation has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the accrual continues to be appropriate. In addition, the Corporation has requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity each November since 2004 to determine the appropriateness of updating the most recent ARPC study.

In November 2006, the Corporation requested ARPC to review the Corporation’s historical asbestos claim and resolution activity and determine the appropriateness of updating its January 2005 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2006 and concluded that the experience from 2004 through 2006 was sufficient for the purpose of forecasting future filings and values of asbestos claims filed against UCC and Amchem, and could be used in place of previous assumptions to update the January 2005 study. The resulting study, completed by ARPC in December 2006, stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2021 was estimated to be between approximately $1.2 billion and $1.5 billion. As in its January 2003 and January 2005 studies, ARPC provided estimates for a longer period of time in its December 2006 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

Based on ARPC’s December 2006 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $1.2 billion at December 31, 2006 which covered the 15-year period ending in 2021, excluding future defense and processing costs. The reduction was $177 million and was shown as “Asbestos-related credit” in the consolidated statements of income.

In November 2007, the Corporation requested ARPC to review the Corporation’s 2007 asbestos claim and resolution activity and determine the appropriateness of updating its December 2006 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2007. In December 2007, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation’s own review of the asbestos claim and resolution activity and ARPC’s response, the Corporation determined that no change to the accrual was required. At December 31, 2007, the Corporation’s asbestos-related liability for pending and future claims was $1.1 billion.

At December 31, 2007, approximately 31 percent of the recorded liability related to pending claims and approximately 69 percent related to future claims. At December 31, 2006, approximately 25 percent of the recorded liability related to pending claims and approximately 75 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs In millions	2007	2006	2005	Aggregate Costs to Date as of Dec. 31, 2007
Defense costs	$84	$62	$75	$565
Resolution costs	$88	$117	$139	$1,270

The average resolution payment per asbestos claimant and the rate of new claim filings has fluctuated both up and down since the beginning of 2001. The Corporation’s management expects such fluctuations to continue in the future based upon a number of factors, including the number and type of claims settled in a particular period, the jurisdictions in which such claims arose, and the extent to which any proposed legislative reform related to asbestos litigation is being considered.

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $84 million in 2007, $45 million in 2006 and $75 million in 2005, and was reflected in “Cost of sales.”

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of 2007, the Corporation has reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $467 million at December 31, 2007 and $495 million at December 31, 2006. At December 31, 2007 and December 31, 2006, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31
In millions	2007	2006
Receivables for defense costs	$ 18	$ 34
Receivables for resolution costs	253	266
Total	$271	$300

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to General Instruction I of Form 10-K.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Corporation is a wholly owned subsidiary of Dow; therefore, there is no public trading market for the Corporation’s common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

Omitted pursuant to General Instruction I of Form 10-K.

Union Carbide Corporation and Subsidiaries

Item 7.  Management’s Discussion and Analysis of Financial Condition

and Results of Operation

Pursuant to General Instruction I of Form 10-K “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management’s narrative analysis of the results of operation for the year ended December 31, 2007, the most recent fiscal year, compared with the year ended December 31, 2006, the fiscal year immediately preceding it.

References below to “Dow” refer to The Dow Chemical Company and its consolidated subsidiaries, except as otherwise indicated by the context.

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

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Union Carbide Corporation (the “Corporation” or “UCC”). This section covers the current performance and outlook of the Corporation. The forward-looking statements contained in this section and in other parts of this document involve risks and uncertainties that may affect the Corporation’s operations, markets, products, services, prices and other factors as more fully discussed elsewhere and in filings with the U.S. Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, competitive, legal, governmental and technological factors. Accordingly, there is no assurance that the Corporation’s expectations will be realized. The Corporation assumes no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws.

Results of Operation

Total net sales for 2007 were down slightly at $7,493 million compared with $7,528 million in 2006. Sales to Dow in 2007 were $7,282 million compared with $7,022 million in 2006. Selling prices to Dow are based on market prices for the related products. Average selling prices for most products were higher in 2007 compared with 2006, led by ethylene glycol (“EG”), polyethylene, polypropylene and vinyl acetate monomer (“VAM”). Sales volume was mixed, with overall volume down for 2007 compared with 2006. Solid volume growth for several products (led by polyethylene, oxo products and VAM) was more than offset by declines in a few of the Corporation’s other products, principally EG. In addition, total net sales for 2006 included significant lump sum technology licensing revenue which did not recur in 2007, as technology licensing revenue varies from period to period due to the nature of the business.

Cost of sales for 2007 increased $318 million compared with 2006 due to continuing increases in feedstock and energy costs. Gross margin for 2007 was $612 million compared with $965 million for 2006 as the increase in selling prices was more than offset by the increase in feedstock costs and overall lower sales volume, including the lower level of licensing activity.

Restructuring charges of $55 million in 2007 included the write-off of the net book value of the polypropylene plant in St. Charles, Louisiana, which was shutdown in the fourth quarter of 2007 and organizational changes in West Virginia. In 2006, the Corporation recorded restructuring charges of $14 million, which included for asset write-offs associated with three manufacturing facilities totaling $10 million and $4 million related to the dissolution of a consolidated joint venture in China. See Note B to the Consolidated Financial Statements.

In 2006, following the completion of a study to review its asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims (excluding future defense and processing costs) by $177 million. The reduction is shown as “Asbestos-related credit” in the consolidated statements of income. See Note I to the Consolidated Financial Statements for additional information regarding asbestos-related matters. In the fourth quarter of 2007, following the completion of the December 2007 review, as well as the Corporation’s own review of the asbestos claim and resolution activity, the Corporation determined that no change to the related liability for pending and future claims was required. At December 31, 2007, the Corporation’s asbestos-related liability for pending and future claims was $1.1 billion.

Equity in earnings of nonconsolidated affiliates increased from $395 million in 2006 to $500 million in 2007, due primarily to an increase in equity earnings from EQUATE Petrochemical Company K.S.C. (“EQUATE”) and The OPTIMAL Group of Companies (“OPTIMAL”). In late fourth quarter 2007, the Corporation, through a series of noncash transactions, contributed its share of EQUATE for an increased share in Dow International Holdings Company (“DIHC”). As a result, the Corporation had an 18.77 percent interest in DIHC at December 31, 2007 compared with 7.4 percent at December 31, 2006.

Sundry income (expense) — net includes a variety of income and expense items such as dividend income, the gain or loss on foreign currency exchange, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) — net for 2007 was net income of $49 million, compared with net expense of $39 million in 2006. Sundry income for 2007 included dividend income of approximately $98 million from DIHC.

Interest income for 2007 was $173 million compared with $128 million in 2006, reflecting a sizeable increase in the level of interest bearing assets, in addition to higher interest rates. Interest expense and amortization of debt discount for 2007 was $52 million compared with $54 million for 2006.

The provision for income taxes was $86 million in 2007 compared with $420 million in 2006. The Corporation’s overall effective tax rate was 7.6 percent for 2007, compared with 28.6 percent for 2006. UCC’s effective tax rate fluctuates based on, among other factors, the level of after-tax income from joint ventures, and the level of income relative to available tax credits. The effective tax rate for 2007 was lower than 2006 principally due to a change in the Corporation’s legal ownership structure with respect to its investment in EQUATE, resulting in a favorable impact to the “Provision for income taxes” of $195 million in the fourth quarter of 2007, net reversals of valuation allowances of $64 million and higher earnings from the Corporation’s joint ventures. Since most of the earnings from nonconsolidated affiliates are taxed at the joint venture level, the impact of higher equity earnings decreased the Corporation’s overall effective tax rate. The Corporation is included in Dow’s consolidated federal income tax group and consolidated income tax return. The underlying factors affecting UCC’s overall effective tax rates are summarized in Note N to the Consolidated Financial Statements.

The Corporation reported net income of $1,052 million for 2007, compared with $1,046 million for 2006.

On December 13, 2007, Dow and Petrochemical Industries Company of the State of Kuwait, a wholly owned subsidiary of Kuwait Petroleum Corporation, announced plans to form a 50:50 joint venture that will be a market-leading, global petrochemicals company. The joint venture, to be headquartered in the United States, will manufacture and market polyethylene, ethyleneamines, ethanolamines, polypropylene, and polycarbonate. The joint venture is expected to have revenues of more than $11 billion and employ more than 5,000 people worldwide. It is anticipated that a significant part of UCC’s U.S.-based manufacturing assets will be included in the new joint venture. While the transaction is subject to the completion of definitive agreements, customary conditions and regulatory approvals, it is anticipated that the joint venture between Dow and PIC will close in late 2008. Management is currently evaluating the accounting treatment and the impact on the Corporation’s financial statements.

OTHER MATTERS

Recent Accounting Pronouncements

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

Asbestos-Related Matters

The Corporation, and a former subsidiary, Amchem Products, Inc. (“Amchem”), are and have been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. The Corporation also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002. Since then, the Corporation has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the accrual continues to be appropriate. In addition, the Corporation has requested ARPC to review its historical asbestos claim and resolution activity each November since 2004 to determine the appropriateness of updating the most recent ARPC study.

In November 2006, the Corporation requested ARPC to review the Corporation’s historical asbestos claim and resolution activity and determine the appropriateness of updating its most recent study from January 2005. In response to that request, ARPC reviewed and analyzed data through October 31, 2006 and concluded that the experience from 2004 through 2006 was sufficient for the purpose of forecasting future filings and values of asbestos claims filed against UCC and Amchem, and could be used in place of previous assumptions to update the January 2005 study. The resulting study, completed by ARPC in December 2006, stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2021 was estimated to be between approximately $1.2 billion and $1.5 billion. As in its January 2003 and January 2005 studies, ARPC provided estimates for a longer period of time in its December 2006 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

Based on ARPC’s December 2006 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims $177 million to $1.2 billion at December 31, 2006 which covered the 15-year period ending in 2021, excluding future defense and processing costs.

Following the completion of the review by ARPC in December 2007, as well as the Corporation’s own review of the asbestos claim and resolution activity, the Corporation determined that no change to the related liability for pending and future claims was required. At December 31, 2007, the Corporation’s asbestos-related liability for pending and future claims was $1.1 billion.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $467 million at December 31, 2007 and $495 million at December 31, 2006. In addition, the Corporation had receivables of $271 million at December 31, 2007 and $300 million at December 31, 2006 for insurance recoveries for defense and resolution costs.

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

Environmental Matters

The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information become available. At December 31, 2007, the Corporation had accrued obligations of $75 million for environmental remediation and restoration costs, including $23 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. At December 31, 2006, the Corporation had accrued obligations of $77 million for environmental remediation and restoration costs, including $25 million for the remediation of Superfund sites. For further discussion, see Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operation and Notes A and I to the Consolidated Financial Statements.

Pension and Other Postretirement Benefits

The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2007, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note K to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

The Corporation determined the expected long-term rate of return on assets by performing a detailed analysis of historical and expected returns based on the strategic asset allocation and the underlying return fundamentals of each asset class. The Corporation’s historical experience with the pension fund asset performance and comparisons to expected returns of peer companies with similar fund assets were also considered. The long-term rate of return assumption used for determining net periodic pension expense for 2007 was 8.4 percent. This assumption was changed to 8.0 percent for determining 2008 net periodic pension expense. The actual rate of return in 2007 was 12.7 percent. Future actual pension income/expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Corporation’s pension plans.

The Corporation bases the determination of pension expense or income on a market-related valuation of plan assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2007, $146 million of net gains remain to be recognized in the calculation of the market-related value of plan assets. These net gains will result in decreases in future pension expense as they are recognized in the market-related value of assets and are a component of the total net loss of $167 million shown under “Amounts recognized in AOCI - pretax” in the table entitled “Change in Projected Benefit Obligations, Plan Assets and Funded Status of all Significant Plans” included in Note K to the Consolidated Financial Statements. The other $313 million of net losses represents cumulative changes in plan experience and actuarial assumptions. The net increase in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

Net Increase in Market-Related Asset Value due to Recognition of Prior Asset Gains and Losses
In millions
2008	$ 40
2009	31
2010	45
2011	30
Total	$146

The discount rates utilized to measure the pension and other postretirement benefit obligations are based on the yield on high quality fixed income investments at the measurement date. Future expected actuarially determined cash flows of the plans are matched against the Citigroup Pension Discount Curve (Above Median) to arrive at a single discount rate by plan. The resulting discount rate increased from 5.95 percent at December 31, 2006, to 6.65 percent at December 31, 2007.

A 25 basis point adjustment in the long-term return on assets assumption would change total pension expense for 2008 by approximately $10 million. A 25 basis point adjustment in the discount rate assumption would change total pension expense for 2008 by approximately $2 million, with an immaterial change on the other postretirement benefit expense due to defined dollar limits (caps).

For 2008, the Corporation maintained its assumption for the long-term rate of increase in compensation levels of 4.5 percent. Since 2002, the Corporation has used a generational mortality table to determine the duration of its pension and other postretirement obligations.

Based on the revised pension assumptions, a reduction in curtailment costs, and changes in the market-related value of assets due to the recognition of prior asset gains, the Corporation expects to record $20 million more in income for pension and other postretirement benefits in 2008 than it did in 2007.

The value of the qualified plan assets totaled $4.2 billion at December 31, 2007, an increase of $177 million over the prior year. The increase in the assumed discount rate along with the asset returns increased the funded status of the qualified plan, net of benefit obligations, by $389 million from December 31, 2006 to December 31, 2007. For 2008, the Corporation does not expect to make cash contributions to its pension and other postretirement benefit plans.

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

At December 31, 2007, the Corporation had a net deferred tax asset balance of $172 million, including deferred tax assets for tax loss and tax credit carryforwards of $151 million, of which $20 million is subject to expiration in the years 2008-2012. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Corporation needs taxable income of approximately $3.4 billion across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2008-2012 is $258 million. In evaluating the ability to realize its deferred tax assets, the Corporation relied principally on forecasted taxable income using historical and projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies.

The Company recognizes the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. At December 31, 2007, the Company had uncertain tax positions of $269 million.

The Company accrues for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. At December 31, 2007, the Company had a non-income tax contingency reserve of $50 million. For additional information, see Note N to the Consolidated Financial Statements.

Environmental Matters

Environmental Policies

The Corporation is committed to world-class environmental, health and safety (“EH&S”) performance, as demonstrated by a long-standing commitment to Responsible Care®, as well as a strong commitment to achieve the Corporation’s 2015 Sustainability Goals — goals that set the standard for sustainability in the chemical industry by focusing on improvements in UCC’s local corporate citizenship and product stewardship, and by actively pursuing methods to reduce the Corporation’s environmental impact.

Dow’s EH&S management system (“EMS”) defines the “who, what, when and how” needed for the businesses to achieve the policies, requirements, performance objectives, leadership expectations and public commitments. EMS is also designed to minimize the long-term cost of environmental protection and to comply with applicable laws and regulations. To ensure effective utilization, EMS is integrated into a company-wide management system for EH&S, Operations, Quality and Human Resources, including implementation of the global EH&S Work Process to improve EH&S performance and to ensure ongoing compliance worldwide.

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

Chemical Security

Growing public and political attention has been placed on protecting U.S. critical infrastructure, including the chemical industry, from security threats. Terrorist attacks and natural disasters have increased concern about the security of chemical production and distribution. The focus on security is not new to UCC and UCC continues to improve its security plans, placing emphasis on the safety of UCC communities and people by being prepared to meet risks at any level and to address both internal and external identifiable risks. UCC’s security plans are also developed to avert interruptions of normal business work operations which could materially and adversely affect the Corporation’s results of operations, liquidity and financial condition.

UCC is a Responsible Care® company and adheres to the Responsible Care® Security Code that requires all aspects of security — including facility, transportation, and cyberspace — be assessed and gaps addressed. Through global implementation of the Security Code, including voluntary security enhancements and upgrades made since 2002, UCC has permanently heightened the level of security — not just in the United States, but worldwide, and is well positioned to comply with the new U.S. chemical facility regulations and other regulatory frameworks. In addition, UCC uses a risk-based approach employing the U.S. Government’s Sandia National Labs methodology to repeatedly assess the risks to sites, systems, and processes. UCC has expanded its comprehensive Distribution Risk Review process that had been in place for decades to address potential threats in all modes of transportation across its supply chain. To reduce vulnerabilities, UCC maintains security measures that meet or exceed regulatory and industry security standards in all areas in which UCC operates. Assessment and improvement costs are not considered material to the Corporation’s consolidated financial statements.

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

Environmental Remediation

UCC accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, UCC recognizes the costs over the useful life of the facility. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note A to the Consolidated Financial Statements. To assess the impact on the consolidated financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information become available. The Corporation had an accrued liability of $52 million at December 31, 2007 and December 31, 2006 related to the remediation of current or former UCC-owned sites.

In addition to current and former UCC-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as “Superfund Law”), UCC is liable for remediation of other hazardous waste sites where UCC allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. UCC readily cooperates in the remediation of these sites where the Corporation’s liability is clear, thereby minimizing legal and administrative costs. Because Superfund Law imposes joint and several liability upon each party at a site, UCC has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties (“PRPs”) at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management’s estimate of the Corporation’s remaining liability for the remediation of Superfund sites was $23 million at December 31, 2007 and $25 million at December 31, 2006, which has been accrued, although the ultimate cost with respect to these sites could exceed that amount. The Corporation has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites	UCC-owned Sites(1)		Superfund Sites(2)
	2007	2006	2007	2006
Number of sites at January 1	33	33	47	47
Sites added during year	1	—	15	5
Sites closed during year	(2)	—	—	(5)
Number of sites at December 31	32	33	62	47

(1)    UCC-owned sites are sites currently or formerly owned by UCC, where remediation obligations are imposed (in the United States) by the Resource Conservation Recovery Act or analogous state law.

(2) Superfund sites are sites, including sites not owned by UCC, where remediation obligations are imposed by Superfund Law.

In total, the Corporation’s accrued liability for probable environmental remediation and restoration costs was $75 million at December 31, 2007, compared with $77 million at December 31, 2006. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. It is the opinion of management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

The amounts charged to income on a pretax basis related to environmental remediation totaled $33 million in 2007, $23 million in 2006 and $19 million in 2005. Capital expenditures for environmental protection were $15 million in 2007, $25 million in 2006 and $26 million in 2005.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2007	2006	2005
Claims unresolved at January 1	111,887	146,325	203,416
Claims filed	10,157	16,386	34,394
Claims settled, dismissed or otherwise resolved	(31,722)	(50,824)	(91,485)
Claims unresolved at December 31	90,322	111,887	146,325
Claimants with claims against both UCC and Amchem	28,937	38,529	48,647
Individual claimants at December 31	61,385	73,358	97,678

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

Estimating the Liability

Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Since then, the Corporation has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the accrual continues to be appropriate. In addition, the Corporation has requested ARPC to review Union Carbide’s historical asbestos claim and resolution activity each November since 2004 to determine the appropriateness of updating the most recent ARPC study.

In November 2006, the Corporation requested ARPC to review the Corporation’s historical asbestos claim and resolution activity and determine the appropriateness of updating its most recent study from January 2005. In response to that request, ARPC reviewed and analyzed data through October 31, 2006 and concluded that the experience from 2004 through 2006 was sufficient for the purpose of forecasting future filings and values of asbestos claims filed against UCC and Amchem, and could be used in place of previous assumptions to update its January 2005 study. The resulting study, completed by ARPC in December 2006, stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2021 was estimated to be between approximately $1.2 billion and $1.5 billion. As in its January 2003 and January 2005 studies, ARPC provided estimates for a longer period of time in its December 2006 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

Based on ARPC’s December 2006 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $1.2 billion at December 31, 2006 which covered the 15-year period ending in 2021 (excluding future defense and processing costs). The reduction was $177 million and was shown as “Asbestos-related credit” in the consolidated statements of income.

In November 2007, the Corporation requested ARPC to review the Corporation’s 2007 asbestos claim and resolution activity and determine the appropriateness of updating its December 2006 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2007. In December 2007, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation’s own review of the asbestos claim and resolution activity and ARPC’s response, the Corporation determined that no change to the accrual was required. At December 31, 2007, the Corporation’s asbestos-related liability for pending and future claims was $1.1 billion.

At December 31, 2007, approximately 31 percent of the recorded liability related to pending claims and approximately 69 percent related to future claims. At December 31, 2006, approximately 25 percent of the recorded liability related to pending claims and approximately 75 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs In millions	2007	2006	2005	Aggregate Costs to Date as of Dec. 31, 2007
Defense costs	$84	$62	$75	$565
Resolution costs	$88	$117	$139	$1,270

The average resolution payment per asbestos claimant and the rate of new claim filings has fluctuated both up and down since the beginning of 2001. The Corporation’s management expects such fluctuations to continue in the future based upon a number of factors, including the number and type of claims settled in a particular period, the jurisdictions in which such claims arose, and the extent to which any proposed legislative reform related to asbestos litigation is being considered.

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $84 million in 2007, $45 million in 2006 and $75 million in 2005, and was reflected in “Cost of sales.”

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of 2007, the Corporation has reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $467 million at December 31, 2007 and $495 million at December 31, 2006. At December 31, 2007 and December 31, 2006, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31
In millions	2007	2006
Receivables for defense costs	$ 18	$ 34
Receivables for resolution costs	253	266
Total	$271	$300

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

UCC uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. On an ongoing basis, the Corporation estimates the maximum gain or loss that could arise in one day, given a two-standard-deviation move in the respective price levels. These amounts are relatively insignificant in comparison to the size of the equity of the Corporation. The VAR methodology used by UCC is based primarily on the variance/covariance statistical model. The year-end VAR and average daily VAR for 2007 and 2006 are shown below:

Total Daily VAR at December 31*	2007		2006
In millions	Year-end	Average	Year-end	Average
Interest rate	$10	$8	$7	$7
*Using a 95 percent confidence level

See Notes G and M to the Consolidated Financial Statements for further disclosure regarding market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Union Carbide Corporation

We have audited the accompanying consolidated balance sheets of Union Carbide Corporation and subsidiaries (the “Corporation”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholder’s equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2.  These financial statements and financial statement schedule are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Carbide Corporation and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes A and K to the consolidated financial statements, effective December 31, 2006, Union Carbide Corporation changed its method of accounting for defined benefit pension and other postretirement plans to conform to Statement of Financial Accounting Standards No. 158.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Midland, Michigan
February 14, 2008

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Income

(In millions) For the years ended December 31	2007	2006	2005
Net trade sales	$211	$506	$300
Net sales to related companies	7,282	7,022	6,088
Total Net Sales	7,493	7,528	6,388
Cost of sales	6,881	6,563	5,690
Research and development expenses	70	71	78
Selling, general and administrative expenses	19	21	17
Amortization of intangibles	—	—	1
Restructuring charges	55	14	11
Asbestos-related credit	—	177	—
Equity in earnings of nonconsolidated affiliates	500	395	476
Gain on sale of nonconsolidated affiliate	—	—	637
Sundry income (expense) - net	49	(39)	145
Interest income	173	128	29
Interest expense and amortization of debt discount	52	54	71
Income before Income Taxes	1,138	1,466	1,807
Provision for income taxes	86	420	496
Income before Cumulative Effect of Change in Accounting Principle	1,052	1,046	1,311
Cumulative effect of change in accounting principle	—	—	(8)
Net Income Available for Common Stockholder	$1,052	$1,046	$1,303

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

(In millions) At December 31	2007	2006
Assets
Current Assets
Cash and cash equivalents	$22	$71
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2007: $2; 2006: $2)	26	33
Related companies	487	449
Other	129	145
Notes receivable from related companies	3,227	2,547
Inventories	178	199
Deferred income tax assets - current	60	41
Total current assets	4,129	3,485
Investments
Investments in related companies	972	297
Investments in nonconsolidated affiliates	385	896
Other investments	22	23
Noncurrent receivables	46	58
Noncurrent receivables from related companies	306	187
Total investments	1,731	1,461
Property
Property	7,509	7,459
Less accumulated depreciation	5,547	5,489
Net property	1,962	1,970
Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization - 2007: $128; 2006: $122)	22	25
Deferred income tax assets - noncurrent	112	115
Asbestos-related insurance receivables - noncurrent	696	725
Pension assets	699	310
Deferred charges and other assets	88	73
Total other assets	1,643	1,274
Total Assets	$9,465	$8,190

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

(In millions, except for share amounts) At December 31	2007	2006
Liabilities and Stockholder’s Equity
Current Liabilities
Notes payable:
Related companies	$5	$8
Other	—	1
Accounts payable:
Trade	239	292
Related companies	391	252
Other	29	40
Income taxes payable	185	49
Asbestos-related liabilities - current	141	129
Accrued and other current liabilities	180	172
Total current liabilities	1,170	943
Long-Term Debt	820	820
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurent	461	518
Asbestos-related liabilities - noncurrent	1,001	1,079
Other noncurrent obligations	356	407
Total other noncurrent liabilities	1,818	2,004
Minority Interest in Subsidiaries	2	3
Stockholder’s Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	121	121
Retained earnings (includes cumulative effect of adopting FIN No. 48 of $(67))	5,767	4,782
Accumulated other comprehensive loss	(233)	(483)
Net stockholder’s equity	5,655	4,420
Total Liabilities and Stockholder’s Equity	$9,465	$8,190

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2007	2006	2005
Operating Activities
Net Income Available for Common Stockholder	$1,052	$1,046	$1,303
Adjustments to reconcile net income to net cash provided by
operating activities:
Cumulative effect of change in accounting principle	—	—	8
Depreciation and amortization	311	301	308
Provision (Credit) for deferred income tax	(238)	58	455
Earnings of nonconsolidated affiliates in excess of dividends received	(169)	(24)	(110)
Net gain on sales of property	(10)	—	—
Pension contributions	(2)	(2)	(54)
Gain on sales of ownership interests in nonconsolidated affiliates, net	—	—	(707)
Other (gain) loss, net	(1)	1	(14)
Restructuring charges	55	14	—
Asbestos-related credit	—	(177)	—
Changes in assets and liabilities:
Accounts and notes receivable	(6)	42	12
Related company receivables	(825)	(857)	(1,582)
Inventories	21	(18)	5
Accounts payable	(64)	12	28
Related company payables	135	(62)	(88)
Other assets and liabilities	(51)	(112)	(82)
Cash provided by (used in) operating activities	208	222	(518)
Investing Activities
Capital expenditures	(272)	(228)	(230)
Proceeds from sales of property	22	5	9
Distributions from nonconsolidated affiliates	7	4	41
Changes in noncurrent receivable from related company	(12)	10	25
Proceeds from sales of ownership interests in nonconsolidated affiliates	—	—	867
Proceeds from exchange of ownership interest in related company	—	—	296
Purchases of investments	(7)	(14)	(2)
Proceeds from sales of investments	6	3	12
Cash provided by (used in) investing activities	(256)	(220)	1,018
Financing Activities
Changes in short-term notes payable	(1)	(2)	—
Payments on long-term debt	—	(2)	(449)
Cash used in financing activities	(1)	(4)	(449)
Summary
Increase (Decrease) in cash and cash equivalents	(49)	(2)	51
Cash and cash equivalents at beginning of year	71	73	22
Cash and cash equivalents at end of year	$22	$71	$73

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Stockholder's Equity

(In millions) For the years ended December 31	2007	2006	2005
Common stock
Balance at beginning and end of year	—	—	—
Additional paid-in capital
Balance at beginning of year	$121	$121	—
Deemed capital contribution	—	—	$121
Balance at end of year	121	121	121
Retained earnings
Balance at beginning of year	4,782	3,736	2,433
Cumulative effect of adopting FIN No. 48	(67)	—	—
Net income	1,052	1,046	1,303
Balance at end of year	5,767	4,782	3,736
Accumulated other comprehensive loss, net of tax
Cumulative translation adjustments at beginning of year	(72)	(72)	(56)
Translation adjustments	3	—	(16)
Balance at end of year	(69)	(72)	(72)
Minimum pension liability at beginning of year	—	(12)	(55)
Adjustment for sale of nonconsolidated affiliate	—	—	43
Adjustments	—	1	—
Balance at end of year, 2006 prior to adoption of SFAS No. 158	—	(11)	(12)
Reversal of Minimum Pension Liability under SFAS No. 158	—	11	—
Recognition of prior service cost and net gain (loss) under SFAS No. 158	—	(411)	—
Pension and Other Postretirement Benefit Plans at beginning of year	(411)	—	—
Net prior service cost	(41)	—	—
Net gain	288	—	—
Pension and Other Postretirement Benefit Plans at end of year	(164)	(411)	—
Accumulated derivative gain at beginning of year	—	1	—
Net hedging results	—	(1)	1
Balance at end of year	—	—	1
Total accumulated other comprehensive loss	(233)	(483)	(83)
Net Stockholder's Equity	$5,655	$4,420	$3,774

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31	2007	2006	2005
Net Income Available for Common Stockholder	$1,052	$1,046	$1,303
Other Comprehensive Income (Loss), Net of Tax (tax amounts shown below for 2007, 2006, 2005)
Cumulative translation adjustments	3	—	(16)
Defined benefit pension plans:
Prior service cost arising during period (net of tax of $(24))	(41)	—	—
Net gain arising during period (net of tax of $160)	270	—	—
Less: Amortization of net loss included in net periodic pension costs (net of tax of $11)	18	—	—
Minimum pension liability adjustment, including effect of sale of nonconsolidated affiliate in 2005 (net of tax $1 in 2006)	—	1	43
Net gain (loss) on cash flow hedging derivative instruments	—	(1)	1
Total other comprehensive income	250	—	28
Comprehensive Income	$1,302	$1,046	$1,331

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

Reclassification of prior year amount for pension assets has been made to conform to the presentation adopted for 2007 in the consolidated balance sheets.

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

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information become available. Accruals for environmental liabilities are included in the consolidated balance sheets in “Other noncurrent obligations” at undiscounted amounts.

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

Impairment and Disposal of Long-Lived Assets

The Corporation evaluates long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not expected to be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of. Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased.

Investments in Related Companies

Investments in related companies consist of the Corporation’s ownership interests in Dow subsidiaries located in North America, Europe and Latin America. Investments in the Dow subsidiaries have been accounted for using the cost method.

Investments

Investments in debt and marketable equity securities are classified as trading, available-for-sale, or held-to-maturity. Investments classified as trading are reported at fair value with unrealized gains and losses included in income. Those classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in AOCI. Those classified as held-to-maturity are recorded at amortized cost. The cost of investments sold is determined by specific identification.

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

Revenue

Substantially all of the Corporation’s revenues are from transactions with Dow. Sales are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.” Approximately 97 percent of the Corporation’s sales are related to sales of product, while 3 percent is related to the licensing of patents and technology.

Revenue for product sales to related companies is recognized as risk and title to the product transfer to the related company, which occurs either at the time production is complete or F.O.B. (free on board) UCC’s manufacturing facility, in accordance with the sales agreement between the Corporation and Dow. Revenue related to the initial licensing of patents and technology is recognized when earned; revenue related to running royalties is recognized according to licensee production levels.

Revenue for product sales is recognized as risk and title to the product transfer to the customer, which for trade sales, usually occurs at the time shipment is made. Substantially all of the Corporation’s trade sales are sold F.O.B. shipping point or, with respect to countries other than the United States, an equivalent basis. As such, title to the product for trade sales passes when the product is delivered to the freight carrier. UCC’s standard terms of delivery are included in its contracts of sale, order confirmation documents, and invoices. Freight costs and any directly related associated costs of transporting finished product are recorded as “Cost of sales.”

Legal Costs

The Corporation expenses legal costs, including those legal costs expected to be incurred in connection with a loss contingency, as incurred.

Severance Costs

Management routinely reviews its operations around the world in an effort to ensure competitiveness across its businesses and geographic areas. When the reviews result in a workforce reduction related to the shutdown of facilities or other optimization activities, severance benefits are provided to employees primarily under ongoing benefit arrangements. These severance costs are accrued (under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43”) once management commits to a plan of termination including the number of employees to be terminated, their job classifications or functions, their location(s) and the expected completion date.

Income Taxes

The Corporation accounts for income taxes using the asset and liability method. Under this method deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted rates.

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns, although, the amount ultimately paid upon resolution of issues raised may differ from the amounts accrued. The Corporation recognizes the financial statement effects of an uncertain income tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Corporation accrues for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Uncertainty in Income Taxes

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

On January 1, 2007, the Corporation adopted the provisions of FIN No. 48. The cumulative effect of adoption was a $67 million reduction of retained earnings. See Note N for disclosures related to FIN No. 48.

Accounting for Conditional Asset Retirement Obligations

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” as

a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Corporation. FIN No. 47 was effective no later than the end of fiscal years ending after December 15, 2005.

The Corporation has 12 manufacturing sites in four countries. Most of these sites contain numerous individual manufacturing operations, particularly at the Corporation’s larger sites. Asset retirement obligations are recorded in the period in which they are incurred and reasonably estimable, including those obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Corporation. Retirement of assets may involve such efforts as remediation and treatment of asbestos, contractually required demolition, and other related activities, depending on the nature and location of the assets, and are typically realized only upon demolition of those facilities. In identifying asset retirement obligations, the Corporation considers identification of legally enforceable obligations, changes in existing law, estimates of potential settlement dates and the calculation of an appropriate discount rate to be used in calculating the fair value of the obligations. The Corporation has a well-established global process to identify, approve and track the demolition of retired or to-be-retired facilities; no assets are retired from service until this process has been followed. The Corporation typically forecasts demolition projects based on the usefulness of the assets; environmental, health and safety concerns; and other similar considerations. Under this process, as demolition projects are identified and approved, reasonable estimates may then be determined for the time frames during which any related asset retirement obligations are expected to be settled. For those assets where a range of potential settlement dates may be reasonably estimated, obligations are recorded.

Assets that have not been submitted/reviewed for potential demolition activities are considered to have continued usefulness and are generally still operating “normally.” Therefore, without a plan to demolish the assets or the expectation of a plan, such as shortening the useful life of assets for depreciation purposes under the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Corporation is unable to reasonably forecast a time frame to use for present value calculations. As such, the Corporation has not recognized obligations for individual plants/buildings at its 12 manufacturing sites where estimates of potential settlement dates cannot be reasonably made. The Corporation routinely reviews all changes to the list of items under consideration for demolition to determine if an adjustment to the value of the asset retirement obligation is required.

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

See Note I for the Corporation’s discussion related to asset retirement obligations.

Other Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Because the Corporation previously used nameplate capacity to calculate product costs, the adoption of SFAS No. 151 on January 1, 2006 had an immaterial favorable impact on the Corporation’s consolidated financial statements.

In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides a practical exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. The American Jobs Creation Act of 2004 (the “AJCA”) introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. In May 2005, tax authorities released the clarifying language necessary to enable Dow to finalize its plan for the repatriation and reinvestment of foreign earnings subject to the requirements of the AJCA. Since the Corporation is included in Dow’s consolidated federal income tax group and consolidated tax return, the Corporation recognized an immaterial impact of the repatriation provision of the AJCA, in accordance with the terms of the Dow-UCC Tax Sharing Agreement.

On January 1, 2006, Dow adopted revised SFAS No. 123R, “Share-Based Payment.” The Corporation will continue to be allocated the portion of expense relating to its employees who receive stock-based compensation, which was $10 million in 2007, $7 million in 2006 and $8 million in 2005.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The statement, which was effective

December 31, 2006 for the Corporation, required employers to recognize the funded status of defined benefit postretirement plans as an asset or liability on the balance sheet and to recognize changes in that funded status through comprehensive income. See Note K for the impact of adopting the statement.

SAB No. 74 Disclosures for Accounting Standards Issued But Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements and was effective for fiscal years beginning after November 15, 2007. The Corporation’s existing fair value measurements are consistent with the guidance of the statement. Therefore, adoption of the statement on January 1, 2008, in not expected to have a material impact on the Corporation’s consolidated financial statements in the first quarter of 2008. Since the Corporation uses a December 31 measurement date for its pension and other postretirement plans, the Corporation is still evaluating the impact of adopting the statement for its plan assets.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is January 1, 2008 for the Corporation. The Corporation did not elect the fair value option for existing eligible items under SFAS No. 159; therefore adoption the statement will not impact on the Corporation’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” The statement establishes revised principles and requirements for how the Corporation will recognize and measure assets and liabilities acquired in a business combination. The requirements of the statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation will apply the requirements of the statement for business combinations that occur after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No.51.” The statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is January 1, 2009 for the Corporation. The Corporation is currently evaluating the impact of adopting the statement.

NOTE B     RESTRUCTURING

2007 Restructuring

In the fourth quarter of 2007, the Corporation recorded restructuring charges totaling $55 million (shown as “Restructuring charges” in the consolidated statements of income) resulting from decisions made by management to make organizational changes within targeted support functions in West Virginia and to shut down certain assets in Louisiana to enhance the efficiency and cost effectiveness of the Corporation’s operations. The charges included severance of $17 million for a workforce reduction of approximately 225 people, curtailment costs of $12 million associated with the Corporation’s defined benefit plans (see Note K) and the $26 million write-off of the net book value and associated exit costs of the polypropylene manufacturing facility at St. Charles Operations in Hahnville, Louisiana, which was shut down at the end of 2007. At December 31, 2007, a liability of $29 million remained for severance and curtailment costs.

2006 Restructuring

In 2006, the Corporation recorded restructuring charges totaling $14 million (shown as “Restructuring charges” in the consolidated statements of income) resulting from decisions made by management in the third quarter to improve the competitiveness of its global operations. The decisions resulted in the write-off of the net book value of three manufacturing facilities totaling $10 million (the largest of which was $8 million associated with the shutdown of the peroxymeric chemicals production facility in St. Charles, Louisiana, in October 2006), and costs totaling $4 million related to the dissolution of a consolidated joint venture in China which ceased operations in October.

2005 Restructuring

In the fourth quarter of 2005, the Corporation made certain decisions regarding non-strategic assets. These decisions resulted in the write-off of the net book value of three research and development pilot plants in the South Charleston, West Virginia facility totaling $11 million (shown as “Restructuring charges” in the consolidated statements of income).

NOTE C     INVENTORIES

The following table provides a breakdown of inventories:

Inventories at December 31 In millions	2007	2006
Finished goods	$ 17	$ 35
Work in process	40	40
Raw materials	47	37
Supplies	74	87
Total inventories	$178	$199

The reserves reducing inventories from a FIFO basis to a LIFO basis amounted to $183 million at December 31, 2007 and $160 million at December 31, 2006. The inventories that were valued on a LIFO basis, principally U.S. chemicals and plastics product inventories represented 44 percent of the total inventories at December 31, 2007 and 2006.

A reduction of certain inventories resulted in the liquidation of some of the Corporation’s LIFO inventory layers, which increased pretax income $4 million in 2005. The impact was immaterial in 2007 and 2006.

NOTE D     PROPERTY

Property at December 31	Estimated
In millions	Useful Lives (Years)	2007	2006
Land	—	$ 52	$ 57
Land and waterway improvements	15-25	215	211
Buildings	5-55	498	534
Machinery and equipment	3-20	6,060	5,962
Utility and supply lines	5-20	82	74
Other property	3-30	377	386
Construction in progress	—	225	235
Total property		$7,509	$7,459

In millions	2007	2006	2005
Depreciation expense	$270	$275	$282
Manufacturing maintenance and repair costs	$223	$199	$234
Capitalized interest	$13	$10	$9

NOTE E     NONCONSOLIDATED AFFILIATES

The Corporation’s investments in related companies accounted for by the equity method (“nonconsolidated affiliates”) were $385 million at December 31, 2007 and $896 million at December 31, 2006. For additional information, see Note M.

Dividends received from nonconsolidated affiliates were approximately $331 million in 2007, $371 million in 2006 and $366 million in 2005. The Corporation received distributions of capital from certain nonconsolidated affiliates that resulted in corresponding reductions in the Corporation’s investment in those nonconsolidated affiliates, with no change in the Corporation’s ownership percentages.

Undistributed earnings of nonconsolidated affiliates included in retained earnings were $576 million at December 31, 2007 and $441 million at December 31, 2006.

All of the nonconsolidated affiliates in which the Corporation has investments are privately held companies; therefore, quoted market prices are not available.

In November 2004, the Corporation sold a 2.5 percent interest in EQUATE Petrochemical Company K.S.C. (“EQUATE”) to National Bank of Kuwait for $104 million. In March 2005, these shares were sold to private Kuwaiti investors thereby completing the restricted transfer and reducing the Corporation’s ownership interest from 45 percent to 42.5 percent. A pretax gain of $70 million was recorded in the first quarter of 2005 related to the sale of these shares.

At December 31, 2006, the Corporation’s investment in EQUATE was $17 million less than its proportionate share of the underlying net assets. This amount represented the difference between EQUATE’s value of certain assets and the Corporation’s related valuation on a U.S. GAAP basis and was fully amortized in 2007. On December 21, 2007, the Corporation, through a series of noncash transactions, contributed its 42.5 percent interest in EQUATE to Dow International Holdings LLC (“DIHC”), an indirect wholly owned subsidiary of Dow. As a result of the contribution, the Corporation’s interest in DIHC increased to 18.77 percent. For additional information, see Note M.

On November 30, 2005, the Corporation completed the sale of its indirect 50 percent interest in UOP LLC (“UOP”) to a wholly owned subsidiary of Honeywell International, Inc. for a purchase price of $867 million, resulting in a pretax gain of $637 million in the fourth quarter of 2005.

Principal Nonconsolidated Affiliates

The Corporation’s principal nonconsolidated affiliates and the Corporation’s ownership interest for each at December 31, 2007, 2006 and 2005 are shown below:

Principal Nonconsolidated Affiliates at December 31	Ownership Interest
	2007	2006	2005
EQUATE Petrochemical Company K.S.C.	—	42.5%	42.5%
Nippon Unicar Company Limited	50%	50%	50%
The OPTIMAL Group of Companies:
OPTIMAL Chemicals (Malaysia) Sdn Bhd	50%	50%	50%
OPTIMAL Glycols (Malaysia) Sdn Bhd	50%	50%	50%
OPTIMAL Olefins (Malaysia) Sdn Bhd	23.75%	23.75%	23.75%
Univation Technologies, LLC	50%	50%	50%

The Corporation’s investment in the principal nonconsolidated affiliates was $372 million at December 31, 2007 and $887 million at December 31, 2006, and its equity in their earnings was $495 million in 2007, $385 million in 2006 and $473 million in 2005. The summarized financial information presented below represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

Summarized Balance Sheet Information at December 31
In millions	2007	2006
Current assets	$ 828	$1,326
Noncurrent assets	1,086	3,184
Total assets	$1,914	$4,510
Current liabilities	$ 463	$ 588
Noncurrent liabilities	477	1,685
Total liabilities	$ 940	$2,273

Summarized Income Statement Information
In millions	2007(1)	2006	2005(2)
Sales	$3,278	$2,885	$3,898
Gross profit	$1,478	$1,177	$1,695
Net income	$1,223	$911	$1,117
(1)	The summarized income statement information for 2007 includes the results for EQUATE for 2007.
(2)	The summarized income statement information for 2005 includes the results for UOP from January 1, 2005 through November 30, 2005.

NOTE F     GOODWILL AND OTHER INTANGIBLE ASSETS

During the fourth quarter of 2007, impairment tests for goodwill were performed in conjunction with the annual long term financial planning process. As a result of this review, it was determined that no goodwill impairments existed.

The following table provides information regarding the Corporation’s other intangible assets:

Other Intangible Assets at December 31	2007			2006
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$ 33	$ (32)	$ 1	$ 33	$ (32)	$ 1
Patents	3	(2)	1	3	(2)	1
Software	114	(94)	20	111	(88)	23
Total other intangible assets	$150	$(128)	$22	$147	$(122)	$25

The following table provides information regarding amortization expense:

Amortization Expense In millions	2007	2006	2005
Other intangible assets, excluding software	—	—	$1
Software, included in “Cost of sales”	$6	$4	$3

Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years In millions
2008	$6
2009	$6
2010	$6
2011	$4
2012	—

NOTE G     FINANCIAL INSTRUMENTS

Investments

The Corporation’s investments in marketable securities are classified as available-for-sale. The Corporation’s investments in debt securities had contractual maturities of one to ten years at December 31, 2007.

Investing Results
In millions	2007	2006	2005
Proceeds from sales of available-for-sale securities	$2	$2	—

Fair Value of Financial Instruments at December 31
	2007				2006
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities(1):
Debt securities	$19	$1	—	$20	$20	—	—	$20
Equity securities	2	—	—	2	1	—	—	1
Total marketable securities	$21	$1	—	$22	$21	—	—	$21
Long-term debt including debt due within one year	$(820)	$5	$(9)	$(824)	$(820)	$1	$(30)	$(849)

(1)  Included in “Other investments” in the consolidated balance sheet.

Cost approximates fair value for all other financial instruments.

The Corporation enters into foreign exchange forward contracts to hedge various currency exposures, primarily related to assets and liabilities denominated in foreign currencies. The primary business objective of the activity is to optimize the U.S. dollar value of the Corporation’s assets and liabilities. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At December 31, 2007, the Corporation had forward contracts to buy, sell or exchange foreign currencies, with expiration dates in the second quarter of 2008, which were immaterial. The Corporation did not designate any derivatives as hedges at December 31, 2007 and 2006.

During the three-year period ended December 31, 2007, nonconsolidated affiliates of the Corporation had hedging activities that were accounted for as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The Corporation’s proportionate share of the hedging results recorded in accumulated other comprehensive income by the nonconsolidated affiliates is reported as net hedging results in the Corporation’s consolidated statements of stockholder’s equity in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

NOTE H     SUPPLEMENTARY INFORMATION

Accrued and Other Current Liabilities

“Accrued and other current liabilities” were $180 million at December 31, 2007 and $172 million at December 31, 2006. Postretirement benefit obligation, which is a component of “Accrued and other current liabilities,” was $54 million at December 31, 2007 and $56 million at December 31, 2006. No other accrued liabilities were more than 5 percent of total current liabilities.

Other Noncurrent Obligations

“Other noncurrent obligations” were $356 million at December 31, 2007 and $407 million at December 31, 2006. Tax contingency reserve, which is a component of “Other noncurrent obligations,” was $141 million at December 31, 2007 and $211 million at December 31, 2006. No other noncurrent obligations were more than 5 percent of total liabilities.

Sundry Income (Expense) — Net
In millions	2007	2006	2005
Net gain (loss) on sales of assets and securities	$ 10	$ (3)	$ 17
Net gain on sale of ownership interest in EQUATE	—	—	70
Foreign exchange gain	1	—	1
Related company commissions, net	(37)	(40)	(47)
Dividend income — related companies	109	37	118
Other - net	(34)	(33)	(14)
Total sundry income (expense) - net	$ 49	$(39)	$145

Other Supplementary Information
In millions	2007	2006	2005
Cash payments for interest	$66	$62	$88
Cash payments for income taxes	$233	$276	$89
Provision for doubtful receivables (1)	$4	$(1)	—

(1) Included in “Selling, general and administrative expenses” in the consolidated statements of income.

NOTE I     COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At December 31, 2007, the Corporation had accrued obligations of $75 million for environmental remediation and restoration costs, including $23 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. At December 31, 2006, the Corporation had accrued obligations of $77 million for environmental remediation and restoration costs, including $25 million for the remediation of Superfund sites. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

The following table summarizes the activity in the Corporation’s accrued obligations for environmental matters for the years ended December 31, 2007 and 2006:

Accrued Liability for Environmental Matters
In millions	2007	2006
Balance at beginning of year	$ 77	$ 87
Additional accruals	33	23
Charges against reserve	(35)	(33)
Balance at end of year	$ 75	$ 77

The amounts charged to income on a pretax basis related to environmental remediation totaled $33 million in 2007, $23 million in 2006 and $19 million in 2005. Capital expenditures for environmental protection were $15 million in 2007, $25 million in 2006 and $26 million in 2005.

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

Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Since then, the Corporation has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the accrual continues to be appropriate. In addition, the Corporation has requested ARPC to review the Corporation’s historical asbestos claim and resolution activity each November since 2004 to determine the appropriateness of updating the most recent ARPC study.

In November 2006, the Corporation requested ARPC to review the Corporation’s historical asbestos claim and resolution activity and determine the appropriateness of updating its most recent study from January 2005. In response to that request, ARPC reviewed and analyzed data through October 31, 2006 and concluded that the experience from 2004 through 2006 was sufficient for the purpose of forecasting future filings and values of asbestos claims filed against UCC and Amchem, and could be used in place of previous assumptions to update its January 2005 study. The resulting study, completed by ARPC in December 2006, stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2021 was estimated to be between approximately $1.2 billion and $1.5 billion. As in its January 2003 and January 2005 studies, ARPC provided estimates for a longer period of time in its December 2006 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

Based on ARPC’s December 2006 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $1.2 billion at December 31, 2006 which covered the 15-year period ending in 2021 (excluding future defense and processing costs). The reduction was $177 million and was shown as “Asbestos-related credit” in the consolidated statements of income.

In November 2007, the Corporation requested ARPC to review the Corporation’s 2007 asbestos claim and resolution activity and determine the appropriateness of updating its December 2006 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2007. In December 2007, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation’s own review of the asbestos claim and resolution activity and ARPC’s response, the Corporation determined that no change to the accrual was required. At December 31, 2007, the Corporation’s asbestos-related liability for pending and future claims was $1.1 billion.

At December 31, 2007, approximately 31 percent of the recorded liability related to pending claims and approximately 69 percent related to future claims. At December 31, 2006, approximately 25 percent of the recorded liability related to pending claims and approximately 75 percent related to future claims.

At December 31, 2002, the Corporation increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion, substantially exhausting its asbestos product liability coverage. The insurance receivable related to the asbestos liability was determined by the Corporation after a thorough review of applicable insurance policies and the 1985 Wellington Agreement, to which the Corporation and many of its liability insurers are signatory parties, as well as other insurance settlements, with due consideration given to applicable deductibles, retentions and policy limits, and taking into account the solvency and historical payment experience of various insurance carriers. The Wellington Agreement and other agreements with insurers are designed to facilitate an orderly resolution and collection of Union Carbide’s insurance policies and to resolve issues that the insurance carriers may raise.

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of 2007, the Corporation has reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $467 million at December 31, 2007 and $495 million at December 31, 2006. At December 31, 2007 and December 31, 2006, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31
In millions	2007	2006
Receivables for defense costs	$ 18	$ 34
Receivables for resolution costs	253	266
Total	$271	$300

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $84 million at December 31, 2007, $45 million at December 31, 2006 and $75 million at December 31, 2005 and was reflected in “Cost of sales.”

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

Purchase Commitments

At December 31, 2007, the Corporation had various outstanding commitments for take or pay agreements, with terms extending from one to fifteen years. Such commitments were not in excess of current market prices. The fixed and determinable portion of obligations under purchase commitments at December 31, 2007 is presented in the following table:

Fixed and Determinable Portion of Take or Pay Obligations at December 31, 2007 In millions
2008	$ 7
2009	7
2010	8
2011	2
2012	2
2013 and beyond	11
Total	$37

Guarantees

The Corporation has undertaken obligations to guarantee the performance of certain nonconsolidated affiliates (including The OPTIMAL Group of Companies and Nippon Unicar Company Limited) and a former subsidiary of the Corporation (via delivery of cash or other assets) if specified triggering events occur. Non-performance under a contract for commercial and/or financial obligations by the guaranteed party would trigger the obligation of the Corporation to make payments to the beneficiary of the guarantees. Financial obligations include debt and lease arrangements.

The following table provides a summary of the final expiration, maximum future payments, and recorded liability reflected in the consolidated balance sheets for these guarantees.

Guarantees In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees at December 31, 2007	2014	$77	$1
Guarantees at December 31, 2006	2014	$84	$1

The guarantee related to a former subsidiary of the Corporation expired during 2007.

Conditional Asset Retirement Obligations

In accordance with FIN No. 47, the Corporation has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $9 million at December 31, 2007 and $13 million at December 31, 2006. The discount rate used to calculate the Corporation’s asset retirement obligations was 5.08 percent, (4.6 percent at December 31, 2006). These obligations are included in the consolidated balance sheet as “Accrued and other current liabilities.”

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

NOTE J    NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable at December 31
In millions	2007	2006
Notes payable — related companies	$5	$8
Notes payable — other	—	1
Total notes payable	$5	$9
Year-end average interest rates	5.67%	5.28%

Long-Term Debt at December 31	2007		2006
	Average		Average
In millions	Rate	2007	Rate	2006
Promissory notes and debentures:
6.70% Notes due 2009	6.70%	$249	6.70%	$249
7.875% Debentures due 2023	7.875%	175	7.875%	175
6.79% Debentures due 2025	6.79%	12	6.79%	12
7.50% Debentures due 2025	7.50%	150	7.50%	150
7.75% Debentures due 2096	7.75%	200	7.75%	200
Other facilities — various rates and maturities:
Pollution control/industrial revenue bonds, maturity 2012	5.09%	37	5.09%	37
Unamortized debt discount	—	(3)	—	(3)
Total long-term debt	—	$820	—	$820

Annual Installments on Long-Term Debt for the Next Five Years In millions
2008	—
2009	$249
2010	—
2011	—
2012	$37

The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. At December 31, 2007, the Corporation was in compliance with all of the covenants and default provisions referred to above.

NOTE K     PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

The Corporation currently has a defined benefit pension plan that covers substantially all employees in the United States. Benefits are based on length of service and the employee’s three highest consecutive years of compensation. Employees hired on or after January 1, 2008 will participate in a new pension plan, under which benefits will be based on a set percentage of annual pay, plus interest. The Corporation also has a non-qualified supplemental pension plan.

The Corporation’s funding policy is to contribute to the plans when pension laws or economics either require or encourage funding. In 2007, UCC did not make any contributions to its qualified pension plan. UCC does not expect to contribute assets to its qualified pension plan in 2008.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

Pension Plan Assumptions	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2007	2006	2007	2006
Discount rate	6.65%	5.95%	5.95%	5.65%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%	4.50%
Long-term rate of return on assets	—	—	8.40%	8.75%

The Corporation determines the expected long-term rate of return on assets by performing a detailed analysis of historical and expected returns based on the strategic asset allocation and the underlying return fundamentals of each asset class. The Corporation’s historical experience with the pension fund asset performance is also considered. The discount rates utilized to measure the pension and other postretirement benefit obligations are based on the yield on high quality fixed income investments at the measurement date. Future expected actuarially determined cash flows of the plans are matched against the Citigroup Pension Discount Curve (Above Median) to arrive at a single discount rate by plan.

The accumulated benefit obligation for all defined benefit pension plans was $3.5 billion at December 31, 2007 and $3.7 billion at December 31, 2006.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at December 31
In millions	2007	2006
Projected benefit obligation	$18	$19
Accumulated benefit obligation	$18	$18

Other Postretirement Benefits

The Corporation provides certain health care and life insurance benefits to retired U.S. employees. The plan provides health care benefits, including hospital, physicians’ services, drug and major medical expense coverage, and life insurance benefits. The Corporation and the retiree share the cost of these benefits, with the Corporation portion increasing as the retiree has increased years of credited service, although there is a cap on the Corporation portion. The Corporation has the ability to change these benefits at any time. Employees hired after January 1, 2008 are not covered under this plan.

The Corporation funds most of the cost of these health care and life insurance benefits as incurred. No contributions to the plan were made in 2007 and UCC does not expect to contribute assets to its other postretirement benefit plans in 2008.

The weighted-average assumptions used to determine other postretirement benefit obligations and net periodic benefit costs for the plans are provided in the following table:

Plan Assumptions for Other Postretirement Benefits
	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2007	2006	2007	2006
Discount rate	6.50%	5.85%	5.85%	5.60%
Initial health care cost trend rate	10.43%	8.84%	8.84%	9.54%
Ultimate health care cost trend rate	6.00%	6.00%	6.00%	6.00%
Year ultimate trend rate to be reached	2014	2011	2011	2011

Increasing or decreasing the assumed medical cost trend rate by one percentage point in each year would have an immaterial impact on the accumulated postretirement benefit obligation at December 31, 2007 and on the net periodic postretirement benefit cost for the year.

Adoption of SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” As required, the Corporation adopted this statement effective December 31, 2006. The following table provides a breakdown of the incremental effect of applying this statement on individual line items in the consolidated balance sheet at December 31, 2006:

Incremental Effect of Applying SFAS No. 158
In millions	Before Application of SFAS No. 158	Incremental Effect of Applying SFAS No. 158	After Application of SFAS No. 158
Deferred income tax assets - current	$43	$(2)	$41
Deferred income tax assets - noncurrent	$(122)	237	$115
Pension assets	$873	(563)	$310
Total Assets	$8,518	$(328)	$8,190
Accrued and other current liabilities	$179	$(7)	$172
Pension and other postretirement benefits - noncurrent	$439	79	$518
Accumulated other comprehensive loss (“AOCI”)	$(83)	(400)	$(483)
Total Liabilities and Stockholder’s Equity	$8,518	$(328)	$8,190

Net Periodic Benefit Cost (Credit) for all Significant Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2007	2006	2005	2007	2006	2005
Service cost	$ 22	$ 23	$ 26	$ 3	$ 4	$ 4
Interest cost	214	211	217	30	31	35
Expected return on plan assets	(317)	(332)	(341)	—	—	—
Amortization of prior service cost (credit)	2	2	2	(2)	(2)	(2)
Amortization of net loss	27	31	3	2	3	5
Termination/curtailment cost	5	—	—	6	—	—
Net periodic benefit cost (credit)	$(47)	$(65)	$(93)	$39	$36	$42

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
	Defined Benefit Pension Plans	Other Postretirement Benefits
In millions	2007	2007
Net gain	$(375)	$(55)
Prior service cost	64	1
Amortization of prior service cost (credit)	(2)	2
Amortization of net loss	(27)	(2)
Total recognized in other comprehensive income	$(340)	$(54)
Total recognized in net periodic benefit cost and other comprehensive income	$(387)	$(15)

Change in Projected Benefit Obligation, Plan Assets and Funded Status of all Significant Plans

	Defined Benefit Pension Plans		Other Postretirement Benefits
In millions	2007	2006	2007	2006
Change in projected benefit obligation:
Benefit obligation at beginning of year	$3,712	$3,882	$548	$583
Service cost	22	23	3	4
Interest cost	214	211	30	31
Amendments	64	—	—	—
Actuarial changes in assumptions and experience	(238)	(126)	(55)	(20)
Benefits paid	(279)	(278)	(43)	(50)
Termination/curtailment cost	5	—	7	—
Benefit obligation at end of year	$3,500	$3,712	$490	$548

Change in plan assets:
Fair value of plan assets at beginning of year	$4,003	$3,885	—	—
Actual return on plan assets	466	409	—	—
Employer contributions	2	2	—	—
Asset transfer	(12)	(15)	—	—
Benefits paid	(279)	(278)	—	—
Fair value of plan assets at end of year	$4,180	$4,003	—	—

Funded status at end of year	$680	$291	$(490)	$(548)

Net amounts recognized in the consolidated balance sheet at December 31:
Noncurrent assets	$699	$310	—	—
Current liabilities	(2)	(2)	$ (52)	$ (55)
Noncurrent liabilities	(17)	(17)	(438)	(493)
Net amounts recognized in the consolidated balance sheet	$680	$291	$(490)	$(548)

Amounts recognized in AOCI — pretax at December 31:
Net loss	$167	$569	$ 30	$ 87
Prior service cost (credit)	74	12	(12)	(15)
Balance in AOCI at end of year - pretax	$241	$581	$ 18	$ 72

In 2008, an estimated net loss of $2 million and prior service cost of $8 million for the defined benefit pension plans will be amortized from AOCI to net periodic benefit cost. In 2008, an estimated prior service credit of $2 million for other postretirement benefit plans will be amortized from AOCI to net periodic benefit cost.

The Corporation uses a December 31 measurement date for all of its plans.

Estimated Future Benefit Payments

The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2007
In millions	Defined Benefit Pension Plans	Other Postretirement Benefits
2008	$ 285	$ 54
2009	279	51
2010	275	48
2011	271	46
2012	270	43
2013 through 2017	1,328	188
Total	$2,708	$430

Plan Assets

Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers, and may include alternative investments such as real estate, private equity and other absolute return strategies. At December 31, 2007, plan assets totaled $4.2 billion and included no Dow common stock. At December 31, 2006, plan assets totaled $4.0 billion and included no Dow common stock.

Weighted-Average Allocation of Plan Assets at December 31
	2007	2006
Equity securities	43%	47%
Debt securities	36%	34%
Alternative Investments	21%	19%
Total	100%	100%

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

Strategic Target Allocation of Plan Assets
Asset Category	Target Allocation	Range
Equity securities	40%	+/- 10%
Debt securities	43%	+/- 10%
Alternative Investments	17%	+/- 8%
Total	100%

NOTE L     LEASED PROPERTY

The Corporation has operating leases primarily for facilities and distribution equipment. The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are as follows:

Minimum Operating Lease Commitments at December 31, 2007 In millions
2008	$11
2009	3
2010	1
2011	1
2012	1
2013 and thereafter	—
Total	$17

Rental expenses under operating leases were $36 million in 2007, $37 million in 2006 and $64 million in 2005 (net of sublease rental income of $0 in 2007, $22 million in 2006 and $20 million in 2005).

NOTE M     RELATED PARTY TRANSACTIONS

The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s long-standing intercompany pricing policies. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that

Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) — net” in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $3.3 billion in 2007, $3.1 billion in 2006 and $2.5 billion in 2005.

The Corporation has a master services agreement with Dow whereby Dow provides services, including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety, and business management for UCC. Under the master services agreement with Dow, for general administrative and overhead type services that Dow routinely allocates to various businesses, UCC is charged the cost of those services based on the Corporation’s and Dow’s relative manufacturing conversion costs. This arrangement results in an average quarterly charge of approximately $6 million (included in “Sundry income (expense) — net”).

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. At December 31, 2007, the Corporation had a note receivable of $3.2 billion ($2.5 billion at December 31, 2006) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2008, pursuant to an amendment effective as of September 30, 2007. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At December 31, 2007, $813 million ($823 million at December 31, 2006) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheet.

The losses and additional costs incurred by the Corporation in 2005 due to hurricane Katrina were covered by the Corporation’s insurance program. The Corporation has an insurance receivable for losses incurred of $105 million from its insurer (an affiliate of Dow), which was reported in “Noncurrent receivables from related companies” in the consolidated balance sheet at December 31, 2007. Additionally, the Corporation has insurance coverage for lost sales and margins caused by hurricane Katrina. No amount of recovery for lost sales and margins had been recognized at December 31, 2007, and will only be recognized when the amount of recovery is realized through agreement among the insurers.

The Corporation received cash dividends from its related company investments of $109 million in 2007 (including $98 million from DIHC), $37 million in 2006 and $118 million in 2005. These dividends were included in “Sundry income (expense) — net.”

In December 2007, the Corporation contributed its 42.5 percent ownership interest in EQUATE to UC Investment B.V. (“UCIBV”), a newly formed Dutch limited liability company in which the Corporation was the sole shareholder. The Corporation then contributed its ownership interest in UCIBV to DIHC in exchange for an increased ownership interest in DIHC. As a result, the Corporation had an 18.77 percent ownership interest in DIHC at December 31, 2007. The Corporation accounts for its ownership interest in DIHC using the cost method. The Corporation has the right to sell its shares in DIHC to Dow (anytime during the period January 1, 2009 through December 31, 2011) for an amount calculated using a formula in the agreement, which intends to approximate fair value.

In December 2005, the ownership of Dow Canada was restructured whereby the Corporation received an 11.2 percent ownership interest in Dow Canada Holding LP (“DCHLP”) and a cash distribution of approximately $296 million in exchange for the Corporation’s 11.2 percent ownership interest in Dow Canada. The cash distribution reduced the carryover basis of the investment in DCHLP to zero and the remaining $121 million was treated as a deemed capital contribution in “Additional paid-in capital” in the consolidated balance sheet. The Corporation accounted for its 11.2 percent partnership interest in DCHLP using the equity method.

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

In accordance with the Amended and Restated Tax Sharing Agreement between the Corporation and Dow, the Corporation made payments of $287 million to Dow in 2007 to cover the Corporation’s estimated federal tax liability for 2007 compared to $268 million in 2006.

NOTE N     INCOME TAXES

Operating loss carryforwards at December 31, 2007 amounted to $1,290 million compared with $643 million at the end of 2006. Such amounts include U.S. state and local operating loss carryforwards determined more likely than not to be utilized. At December 31, 2007, $257 million of the operating loss carryforwards is subject to expiration in the years 2008 through 2012. The remaining balances expire in years beyond 2012 or have an indefinite carryforward period. Tax credit carryforwards amounted to $59 million at December 31, 2007 and $53 million at December 31, 2006, all of which expire in years beyond 2012.

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $72 million at December 31, 2007, $73 million at December 31, 2006 and $74 million at December 31, 2005. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

The Corporation had valuation allowances, which were primarily related to the realization of recorded tax benefits on tax loss carryforwards from operations in the United States of $49 million at December 31, 2007 and $112 million at December 31, 2006.

During 2007, the Corporation determined that it was more likely than not that certain tax loss carryforwards in the United States would be utilized, due to positive financial performance, adherence to fiscal discipline and improved forecasted earnings, which resulted in net reversals of valuation allowances of $64 million.

In 2007, the Corporation, through a series of noncash transactions, contributed its investment in EQUATE to DIHC, resulting in a favorable impact to the “Provision for income taxes” of $195 million in the fourth quarter of 2007. See Notes E and M for further information.

These events, combined with improved earnings from certain of the Corporation’s joint ventures resulted in an effective tax rate for 2007 that was lower than the U.S. statutory rate. UCC’s reported effective tax rate for 2007 was 7.6 percent, compared with 28.6 percent for 2006 and 27.4 percent for 2005.

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

Domestic and Foreign Components of Income Before Income Taxes
In millions	2007	2006	2005
Domestic	$1,141	$1,465	$1,805
Foreign	(3)	1	2
Total	$1,138	$1,466	$1,807

Reconciliation to U.S. Statutory Rate
In millions	2007	2006	2005
Taxes at U.S. statutory rate	$399	$513	$632
Equity earnings effect	(121)	(142)	(160)
Change in EQUATE legal ownership structure	(195)	—	—
Foreign rates other than 35%	1	1	1
U.S. tax effect of foreign earnings and dividends	86	94	99
U.S. business credits	(9)	(28)	(11)
Benefit of dividend income from related companies	(34)	—	(43)
Unrecognized Tax Benefits	34	—	—
Tax contingency reserve adjustments	—	66	(21)
State and local tax impact	(24)	(59)	11
Other — net	(51)	(25)	(12)
Total tax provision	$86	$420	$496
Effective tax rate	7.6%	28.6%	27.4%

Provision for Income Taxes
	2007			2006			2005
In millions	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$300	$(239)	$61	$351	$117	$468	$24	$453	$477
State and local	17	1	18	—	(59)	(59)	16	1	17
Foreign	7	—	7	11	—	11	1	1	2
Total	$324	$(238)	$86	$362	$58	$420	$41	$455	$496

Deferred Tax Balances at December 31	2007		2006
In millions	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property	—	$(344)	$ 4	$(384)
Tax loss and credit carryforwards	$151	—	215	—
Postretirement benefit obligations	342	(343)	493	(323)
Other accruals and reserves	400	(51)	432	(192)
Inventory	8	—	7	—
Long-term debt	—	(1)	—	—
Investments	2	—	—	(1)
Other — net	66	(9)	28	(11)
Subtotal	$969	$(748)	$1,179	$(911)
Valuation allowance	(49)	—	(112)	—
Total	$920	$(748)	$1,067	$(911)

Uncertain Tax Positions

On January 1, 2007, the Corporation adopted the provisions of FIN No. 48. The cumulative effect of adoption was a $67 million reduction of retained earnings. At December 31, 2007, the total amount of unrecognized tax benefits was $269 million ($251 million at January 1, 2007), of which $259 million would impact the effective tax rate, if recognized ($217 million at January 1, 2007).

Interest and penalties associated with unrecognized tax benefits are recognized as components of the “Provision for income taxes” and totaled $22 million in 2007. The Corporation’s accrual for interest and penalties was $57 million at December 31, 2007 and $36 million at January 1, 2007.

Total Gross Unrecognized Tax Benefits
(in millions)
Balance at January 1	$251
Increases related to positions taken on items from prior years	30
Decreases related to positions taken on items from prior years	(29)
Increases related to positions taken in 2007	17
Settlement of uncertain tax positions with tax authorities	—
Decreases due to expiration of statutes of limitations	—
Balance at December 31	$269

The Corporation is included in Dow’s consolidated federal income tax group and consolidated tax return. Dow is currently under examination in a number of jurisdictions for 1998-2006. It is reasonably possible that these examinations may be resolved within twelve months. As a result, it is reasonably possible that the total gross unrecognized tax benefits of the Corporation will be reduced by approximately $80 million.

The reserve for non-income tax contingencies related to issues in the United States was $50 million at December 31, 2007 and $48 million at December 31, 2006. This is management’s best estimate of the potential liability for other tax contingencies. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of those accrued will have a material adverse impact on the Corporation’s consolidated financial statements.

NOTE O     BUSINESS AND GEOGRAPHIC SEGMENT INFORMATION

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

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location. Sales to external customers and long-lived assets by geographic area were as follows:

In millions	United States	Asia Pacific	Rest of World	Total
2007
Sales to external customers (1)	$101	$71	$39	$211
Long-lived assets	$1,945	$12	$5	$1,962
2006
Sales to external customers (1)	$352	$118	$36	$506
Long-lived assets	$1,950	$15	$5	$1,970
2005
Sales to external customers (1)	$155	$88	$57	$300
Long-lived assets	$2,012	$20	$5	$2,037

(1) Of the total sales to external customers, China represented approximately 19 percent in 2007, 15 percent in
      2006 and 11 percent in 2005, and was included in Asia Pacific.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s Disclosure Committee and the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(b). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control framework and processes are designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of the Corporation’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

The Corporation’s internal control over financial reporting includes those policies and procedures that:

•                  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;

•                  provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and Directors of the Corporation;

•                  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation’s assets that could have a material effect on the consolidated financial statements; and

•                  provide reasonable assurance as to the detection of fraud.

Because of its inherent limitations, any system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.

 Management assessed the effectiveness of the Corporation’s internal control over financial reporting and concluded that, as of December 31, 2007, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Management’s internal control report was not subject to attestation by the Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report. Therefore, this annual report does not include an attestation report regarding internal control over financial reporting from Deloitte & Touche LLP.

/s/ PATRICK E. GOTTSCHALK	/s/ EDWARD W. RICH
Patrick E. Gottschalk	Edward E. Rich
President and Chief Executive Officer	Vice President, Treasurer and
Chief Financial Officer

/s/ WILLIAM H. WIEDEMAN
William H. Weideman, Vice President and Controller
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

February 19, 2008

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

For the years ended December 31, 2007 and 2006, professional services were performed for the Corporation by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”).

Total fees paid to the Deloitte Entities were:

In thousands	2007	2006
Audit fees (a)	$1,669	$1,587
Audit-related fees (b)	252	359
Tax fees	5	13
All other fees	—	—
Total	$1,926	$1,959
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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents are filed as part of this report:

1.  The Corporation’s 2007 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II.

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

3.  The following financial statements of the Corporation’s former nonconsolidated affiliate (see Note M), EQUATE Petrochemical Company K.S.C., are presented pursuant to Rule 3-09 of Regulation S-X:

Independent Auditor’s report
Balance sheets at December 31, 2007 and 2006
Statements of income for the years ended December 31, 2007, 2006 and 2005
Statements of changes in equity for the years ended December 31, 2007, 2006 and 2005
Statements of cash flows for the years ended December 31, 2007, 2006 and 2005
Notes to financial statements

4.  Exhibits — See the Exhibit Index on pages 79-81 of this Annual Report on Form 10-K for exhibits filed with this Annual Report on Form 10-K (see below) and for exhibits incorporated by reference.

The Corporation will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Corporation’s principal executive offices (address provided at the end of the Exhibit Index)

The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit
10.7.1	First Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of December 31, 2007, between the Corporation and The Dow Chemical Company.
10.9	Contribution Agreement dated as of December 21, 2007, among the Corporation, Dow International Holdings Company and The Dow Chemical Company.
23	Analysis, Research & Planning Corporation’s Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TRADEMARKS

The following trademarks of Union Carbide Corporation or its subsidiaries appear in this report:

CARBOWAX, CELLOSIZE, EVOCAR, FLEXOMER, LP OXO, METEOR, NEOCAR, POLYOX, POLYPHOBE, REDI-LINK, SI-LINK, SENTRY, TERGITOL, TRITON, TUFLIN, UCAR, UCARTHERM, UCON, UNIGARD, UNIPOL, UNIPURGE, UNIVAL

The following registered service mark of American Chemistry Council appears in this report:  Responsible Care

SCHEDULE II

Union Carbide Corporation and Subsidiaries

Valuation and Qualifying Accounts

(In millions)	For the Years Ended December 31
COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E
	Balance		Deductions		Balance
	at Beginning	Additions to	from		at End
Description	of Year	Reserves	Reserves		of Year
2007
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$2	—	—		$2

2006
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$3	—	1	(a)	$2

2005
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$4	—	1	(a)	$3

	2007	2006	2005
(a) Deductions represent:
Notes and accounts receivable written off	—	$1	$1

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders of
EQUATE Petrochemical Company KSC (Closed)

We have audited the accompanying balance sheet of EQUATE Petrochemical Company KSC (Closed) (“the Company”), a venture between Union Carbide Corporation, Petrochemical Industries Company, Boubyan Petrochemical Company and Al Qurain Petrochemical Industries Company as at December 31, 2007 and 2006, and the related statements of income, changes in equity and cash flows for each of the three years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years ended December 31, 2007, 2006 and 2005 in conformity with International Financial Reporting Standards (“IFRS”) as issued by International Accounting Standards Board (“IASB”).

The accounting principles reflected in the above mentioned financial statements prepared in conformity with IFRS as issued by IASB vary in certain significant respects from accounting principles generally accepted in the United States of America (“US GAAP”).  The application of US GAAP would have affected the determination of net income for each of the three years ended December 31, 2007, 2006 and 2005 and the determination of equity as of December 31, 2007 and 2006 to the extent summarized in Note 19 to the financial statements.

Jassim Ahmad Al-Fahad

Al-Fahad & Co., Deloitte & Touche

License No. 53 - A

February 14, 2008

Kuwait

EQUATE Petrochemical Company KSC (Closed)

Balance Sheets

		As at December 31,
		2007 US$’000	2006 US$’000
	Notes
ASSETS
Current assets
Cash and bank balances	5	416,706	151,465
Trade receivables, net	6	145,458	122,773
Prepayments and other assets		25,904	16,593
Due from related parties	14	159,684	149,052
Inventories, net	7	43,016	42,080
		790,768	481,963
Non-current assets
Property, plant and equipment, net	8	1,660,689	1,413,782
Intangible assets, net	9	121,651	132,507
Long-term loans to related parties	14	1,469,770	719,770
		3,252,110	2,266,059
		4,042,878	2,748,022
LIABILITIES AND EQUITY
Current liabilities
Accounts payable		26,920	26,804
Accruals and other liabilities	10	104,434	68,284
Due to related parties	14	28,421	18,158
		159,775	113,246
Non-current liabilities
Long-term debt	15	1,639,820	879,568
Retirement benefit obligation	16	31,192	26,342
Long term incentives		3,102	1,417
Deferred income	11	510,521	288,303
		2,184,635	1,195,630

Commitments and contingencies	21

Capital and reserves
Share capital	12	700,000	700,000
Retained earnings		998,468	739,146
		1,698,468	1,439,146
		4,042,878	2,748,022

The accompanying notes form an integral part of these financial statements.

EQUATE Petrochemical Company KSC (Closed)

Statements of Income

		For the years ended December 31,
		2007 US$’000	2006 US$’000	2005 US’$000
	Notes
Sales	14	1,205,713	986,213	961,453
Cost of sales	17	(388,075)	(367,977)	(313,545)
Gross profit		817,638	618,236	647,908
Polypropylene plant management fee	14	1,000	1,000	1,000
General, administrative and selling expenses	17	(51,895)	(52,434)	(51,351)
Operating income		766,743	566,802	597,557
Interest income	14	71,819	29,282	5,754
Foreign exchange loss		(1,363)	(521)	(341)
Other income		1,817	229	1,199
Finance costs	18	(62,276)	(24,199)	(10,472)
Net income before contribution to Kuwait Foundation for Advancement of Sciences (“KFAS”) and Directors’ fees		776,740	571,593	593,697
Contribution to KFAS		(7,270)	(5,143)	(5,336)
Directors’ fees		(148)	(136)	(302)
Net income for the year		769,322	566,314	588,059

The accompanying notes form an integral part of these financial statements.

EQUATE Petrochemical Company KSC (Closed)

Statements of Changes in Equity

		Share capital US$’000	Retained earnings US$’000	Total US$’000
	Note
Balance as at January 1, 2005		700,000	672,773	1,372,773
Dividends paid		-	(558,000)	(558,000)
Net income for the year		-	588,059	588,059
Balance as at December 31, 2005		700,000	702,832	1,402,832
Dividends paid		-	(530,000)	(530,000)
Net income for the year		-	566,314	566,314
Balance as at December 31, 2006		700,000	739,146	1,439,146
Dividends paid	13	-	(510,000)	(510,000)
Net income for the year		-	769,322	769,322
Balance as at December 31, 2007		700,000	998,468	1,698,468

The accompanying notes form an integral part of these financial statements.

EQUATE Petrochemical Company KSC (Closed)

Statements of Cash flows

	For the years ended December 31,
	2007 US$’000	2006 US$’000	2005 US$’000

OPERATING ACTIVITIES
Net income for the year	769,322	566,314	588,059
Adjustments for:
Depreciation and amortisation	111,248	105,478	101,551
Finance costs	62,276	24,199	10,472
Interest income	(71,819)	(29,282)	(5,754)
Allowance for obsolete and slow moving spare parts	300	13,641	500
Loss on disposal of property, plant and equipment	-	3,732	-
Provision for retirement benefit obligation and long term incentives net of payments	6,535	6,955	4,567
	877,862	691,037	699,395
Trade receivables	(22,685)	(6,418)	59,064
Prepayments and other assets	(9,307)	4,390	(12,709)
Due from related parties	213,917	130,678	20,942
Inventories	(1,236)	(2,880)	(5,514)
Accounts payable	116	13,694	2,434
Accruals and other liabilities	(1,090)	10,011	(15,024)
Due to related parties	10,263	(27,194)	19,150
Net cash generated by operating activities	1,067,840	813,318	767,738
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(296,084)	(360,016)	(128,112)
Purchases of intangible assets	-	-	(528)
Long-term loans advanced to related parties	(750,000)	(719,770)	-
Short-term loan repaid by / (advanced to) related party	-	100,000	(100,000)
Interest received	69,340	25,624	4,796
Net cash used in investing activities	(976,744)	(954,162)	(223,844)
FINANCING ACTIVITIES
Proceeds from term debt	760,000	885,000	-
Loan origination fees paid	(159)	(5,664)	(211)
Finance costs paid	(75,696)	(40,207)	(11,589)
Dividends paid	(510,000)	(530,000)	(558,000)
Repayment of finance lease	-	(99,898)	-
Repayment of syndicated bank loan	-	(99,897)	-
Net cash generated by / (used in) financing activities	174,145	109,334	(569,800)
Net increase / (decrease) in cash and bank balances	265,241	(31,510)	(25,906)
Cash and bank balances at beginning of the year	151,465	182,975	208,881
Cash and bank balances at end of the year	416,706	151,465	182,975
NON-CASH TRANSACTIONS
Purchase of property, plant and equipment	(37,788)	(32,967)	-

The accompanying notes form an integral part of these financial statements.

EQUATE Petrochemical Company KSC (Closed)

Notes to Financial Statements

1.	INCORPORATION AND ACTIVITIES

EQUATE Petrochemical Company K.S.C. (Closed) (“the Company”) is a closed shareholding company incorporated in the State of Kuwait on November 20, 1995 as a joint venture between Union Carbide Corporation (“UCC”), Petrochemical Industries Company (“PIC”) and Boubyan Petrochemical Company (“BPC”).

The Company is engaged in the manufacture and sale of ethylene glycol (“EG”) and polyethylene (“PE”). The Company also operates and maintains a polypropylene plant on behalf of PIC.

UCC is a wholly owned subsidiary of The Dow Chemical Company (“DOW”).

The address of the Company’s registered office is at National Bank of Kuwait building, Block 8, Plot 4A/5A/6A, Jleeb Al-Shuwaikh, P. O. Box 4733 Safat 13048, Kuwait.

The financial statements were approved by the board of directors and authorised for issue on February 14, 2008.

2.	ADOPTION OF NEW AND REVISED STANDARDS
Standards and Interpretations effective in the current period

In the current year, the Company has adopted IFRS 7 “Financial Instruments: Disclosures” which is effective for annual reporting periods beginning on or after January 1, 2007, and the consequential amendments to IAS 1 “Presentation of Financial Statements”.

The impact of the adoption of IFRS 7 and the changes to IAS 1 has been to expand the disclosures provided in these financial statements regarding the Company’s financial instruments and management of capital (see note 20).

Four Interpretations issued by the International Financial Reporting Interpretations Committee are effective for the current period. These are: IFRIC 7 Applying the Restatement Approach under IAS 29, Financial Reporting in Hyperinflationary Economies; IFRIC 8 Scope of IFRS 2; IFRIC 9 Reassessment of Embedded Derivatives; and IFRIC 10 Interim Financial Reporting and Impairment. The adoption of these Interpretations has not led to any changes in the Company’s accounting policies.

Standards and Interpretations in issue not yet adopted
At the date of authorisation of these financial statements, the following Standards and Interpretations were issued but not yet effective:

•	IAS 1(Revised) Presentation of Financial Statements	Effective for annual periods beginning on or after 1 January 2009

•	IAS 23 (Revised) Borrowing Costs	Effective for annual periods beginning on or after January 1, 2009

•	IFRS 8 Operating Segments	Effective for annual periods beginning on or after January 1, 2009

•	IFRIC 11 IFRS 2: Group and Treasury Share Transactions	Effective for annual periods beginning on or after March 1, 2007

•	IFRIC 12 Service Concession Arrangements	Effective for annual periods beginning on or after January 1, 2008

•	IFRIC 13 Customer Loyalty Programmes	Effective for annual periods beginning on or after July 1, 2008

•	IFRIC 14 IAS 19 – The Limit on a Defined Benefit Asset, Minimum Funding Requirements and their Interaction	Effective for annual periods beginning on or after January 1, 2008

EQUATE Petrochemical Company KSC (Closed)

Notes to Financial Statements

2.	ADOPTION OF NEW AND REVISED STANDARDS (CONTINUED)

Standards and Interpretations in issue not yet adopted

The revisions to IAS 23 will have no impact on the Company’s accounting policies. The principal change to the Standard, which was to eliminate the previously available option to expense all borrowing costs when incurred, will have no impact on the financial statements because it has always been the Company’s accounting policy to capitalise borrowing costs incurred on qualifying assets.

The directors anticipate that the adoption of these Standards and Interpretations in future periods will have no material financial impact on the financial statements of the Company in the period of initial application.

3.	SIGNIFICANT ACCOUNTING POLICIES

Statement of compliance
The financial statements have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by International Accounting Standards Board (“IASB”).

Basis of preparation
The financial statements have been prepared on the historical cost basis except for the revaluation of certain financial instruments. The principal accounting policies are set out below.

Financial instruments
Financial assets and financial liabilities are recognized on the Company’s balance sheet when the Company becomes a party to the contractual provisions of the instrument.

Cash and bank balances
Cash and bank balances consist of cash on hand, bank current accounts and short term deposits with an original maturity of three months or less when purchased.

Trade receivables

Trade receivables are measured at initial recognition at fair value, and are subsequently measured at amortised cost using the effective interest rate method, less any impairment. Interest income is recognised by applying the effective interest rate, except for short-term receivables when the recognition of interest would be immaterial. Appropriate allowances for estimated irrecoverable amounts are recognised in the statement of income when there is objective evidence that the asset is impaired. Significant financial difficulties of the debtor, probability that the debtor will enter bankruptcy or financial reorganisation, and default or delinquency in payments (more than 60 days overdue) are considered indicators that the trade receivable is impaired. The allowance recognised is measured as the difference between the asset’s carrying amount and the present value of estimated future cash flows discounted at the effective interest rate computed at initial recognition.

Effective interest rate method

The effective interest method is a method of calculating the amortised cost of a financial asset and of allocating interest income over the relevant period. The effective interest rate is the rate that exactly discounts estimated future cash receipts through the expected life of the financial asset, or, where appropriate, a shorter period.

EQUATE Petrochemical Company KSC (Closed)

Notes to Financial Statements

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial instruments (continued)
Trade payables
Trade payables are initially measured at fair value, and are subsequently measured at amortised cost, using the effective interest rate method.

Inventories

Raw materials and finished goods are stated at the lower of weighted average cost or net realisable value. The cost of finished products includes direct materials, direct labour and fixed and variable manufacturing overhead and other costs incurred in bringing inventories to their present location and condition.

Spare parts are not intended for resale and are valued at the lower of purchased cost or net realisable value using the weighted average method after making allowance for any obsolete and slow moving and obsolete items. Purchase cost includes the purchase price, import duties, transportation, handling and other direct costs.

Net realisable value represents the estimated selling price for inventories less all estimated costs of completion and costs necessary to make the sale.

Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation and any accumulated impairment losses.

Depreciation is calculated based on the estimated useful lives of the applicable assets on a straight-line basis commencing when the assets are ready for their intended use, at the following annual rates:

Buildings and roads                                    5%

Plant and equipment                         5% - 20%

Office furniture and equipment                 20%

The estimated useful lives, residual values and depreciation methods are reviewed at each year end, with the effect of any changes in estimate accounted for on prospective basis.

Expenditure incurred to replace a component of an item of property, plant and equipment that is accounted for separately, is capitalised with the carrying amount of the property, plant and equipment being replaced.  Other subsequent expenditure is capitalised only when it increases the future economic benefits embodied in the item of fixed asset. All other expenditure is recognised in the statement of income when the expense is incurred. Maintenance and repairs, replacements and improvements of minor importance are expensed as incurred. Significant improvements and replacements of assets are capitalised.

Properties in the course of construction for production, rental or administrative purposes, or for purposes not yet determined, are carried at cost, less any recognised impairment loss. Cost includes professional fees and, for qualifying assets, borrowing costs capitalised in accordance with the Company’s accounting policy (see below). Depreciation of these assets, on the same basis as other property, plant and equipment, commences when the assets are ready for their intended use.

The gain or loss arising on the disposal or retirement of an item of property, plant and equipment is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognised in the statement of income.

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

EQUATE Petrochemical Company KSC (Closed)

Notes to Financial Statements

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Retirement benefit cost

The Company accounts for retirement benefits under IAS 19 “Employee Benefits” and, is payable to employees on completion of employment in accordance with the Kuwaiti Labour Law.

The cost of providing retirement benefits is determined using the Projected Unit Credit Method, with actuarial valuations being carried out at each balance sheet date. Actuarial gains and losses that exceed 10 per cent of the present value of the Company’s defined benefit obligation at the end of the prior year are amortised over the expected average remaining working lives of the employees. Past service cost is recognised immediately to the extent that the benefits are already vested, and otherwise is amortised on a straight-line basis over the average period until the benefits become vested. The liability is not externally funded.

The retirement benefit obligation recognised in the balance sheet represents the present value of the defined benefit obligation as adjusted for unrecognised actuarial gains and losses and unrecognised past service costs.

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

Interest income is accrued on a time basis with reference to the principal outstanding and at the effective interest rate applicable, which is the rate that exactly discounts estimated future cash receipts through the expected life of the financial asset to that asset’s net carrying amount.

Borrowing costs

Borrowing costs directly attributable to the construction of qualifying assets, which are assets that necessarily take a substantial period of time to get ready for their intended use are added to the cost of those assets by applying a capitalisation rate on the expenditure on such assets, until such time as the assets are substantially ready for their intended use. The capitalisation rate used by the Company is the weighted average of the borrowing costs applicable to the outstanding borrowings during the period. The remaining borrowing costs are recognised in the statement of income in the period in which they are incurred.

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

Transactions denominated in foreign currencies are translated into US$ at rates of exchange prevailing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies are retranslated into US$ at rates of exchange prevailing at the balance sheet date. The resultant exchange differences are recorded in the statement of income.

EQUATE Petrochemical Company KSC (Closed)

Notes to Financial Statements

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Term debt

Interest bearing debts are measured initially at fair value and are subsequently measured at amortised cost, using the effective interest rate method. Any difference between the proceeds (net of transaction costs) and the settlement or redemption of borrowings is recognised over the term of borrowings in accordance with the Company’s accounting policy for borrowing costs (see above).

Impairment of tangible and intangible assets

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

Derivatives

Derivatives are initially recognised at fair value at the date a derivative contract is entered into and are subsequently remeasured to their fair value at each balance sheet date. The resulting gain or loss is recognised in the statement of income immediately. Foreign exchange forward contracts are treated as trading instruments and are stated at fair market value with gains or losses included in the statement of income in foreign exchange gain / (loss) in the period they occur.

Contribution to Kuwait Foundation for the Advancement of Sciences

The Company is legally required to contribute to the Kuwait Foundation for the Advancement of Sciences (“KFAS”). The Company’s contributions to KFAS are recognized as an expense in the period during which the Company’s contribution is legally required.

EQUATE Petrochemical Company KSC (Closed)

Notes to Financial Statements

4.	CRITICAL JUDGEMENTS AND KEY SOURCES OF ESTIMATION UNCERTAINTY

In the application of the Company’s accounting policies, which are described in note 3, management is required to make judgements, estimates and assumptions about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The estimates and associated assumptions are based on historical experience and other factors that are considered to be relevant. Actual results may differ from these estimates.

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognised in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods.

Critical judgements in applying accounting policies

The following are the critical judgements, apart from those involving estimations (see below), that management has made in the process of applying the entity’s accounting policies and that have the most significant effect on the amounts recognised in financial statements.

Borrowing costs

As described in notes 3 and 8, the Company’s management has considered it appropriate to capitalise borrowing costs directly attributable to the qualifying assets under construction.

Impairment of loans and receivables

The Company’s management reviews periodically items classified as loans and receivables to assess whether an allowance for impairment should be recorded in the statement of income. Management estimates the amount and timing of future cash flows when determining the level of allowance required. Such estimates are necessarily based on assumptions about several factors involving varying degrees of judgement and uncertainty.

Retirement Benefit Obligation

The cost of providing retirement benefits is determined using the Projected Unit Credit Method, with actuarial valuations being carried out at each balance sheet date. Actuarial valuations are based on a number of assumptions and require significant judgements made by the management. The management believes that the assumptions used in determining the retirement benefit obligation using actuarial valuation method are reasonable.

Key sources of estimation uncertainty

The key assumptions concerning the future and other key sources of estimation uncertainty at the balance sheet date are discussed below:

Impairment of tangible and intangible assets and useful lives

The Company’s management tests annually whether tangible and intangible assets have suffered impairment in accordance with accounting policies stated in note 3, the recoverable amount of an asset is determined based on value-in-use method. This method uses estimated cash flow projections over the estimated useful life of the asset discounted using market rates.

During the year the Company reviewed the estimated useful life over which its tangible assets are depreciated and intangible assets are amortised. The Company’s management is satisfied that the estimates of useful life are appropriate. The depreciation and amortisation charged for the year will change significantly if actual life is different than the estimated useful life.

EQUATE Petrochemical Company KSC (Closed)

Notes to Financial Statements

5.	CASH AND BANK BALANCES

	As at December 31,
	2007 US$’000	2006 US$’000
Cash and bank balances	19,853	28,822
Time deposits	396,853	122,643
	416,706	151,465

All bank accounts of the Company are assigned as security for the Company’s obligations under the term debt facility agreement (see note 15). The effective interest rate on time deposits as at December 31, 2007 was 5.21% (2006: 4.93%) per annum.

6.	TRADE RECEIVABLES, NET

	As at December 31,
	2007 US$’000	2006 US$’000
Trade receivables	145,560	122,875
Less: allowance for doubtful debts	(102)	(102)
	145,458	122,733

The average credit period on sales is 60 days. The average age of these receivables is 26 days (2006: 22 days).The Company has provided fully for all receivables over 120 days because historical experience is that, such receivables are past due beyond 120 days are generally not recoverable. Trade receivables between 60 days and 120 days are provided for based on estimated irrecoverable amounts from the sale of goods, determined by reference to past default experience.

As at December 31, 2007, trade receivables of US$ 143.3 million (2006: US$ 121.7 million) were fully performing.

Included in the Company’s trade receivables balance are debtors with a carrying amount of US$ 2.28 million (2006: US$ 1.46 million) which are past due at the reporting date for which the Company has not provided as there has not been a significant change in credit quality and the amounts are still considered recoverable. The Company may hold collateral over some of these balances.

Ageing of past due but not impaired

	As at December 31,
	2007 US$’000	2006 US$’000
60 – 90 days	1,617	-
90 – 120 days	665	1,460
Total	2,282	1,460

There was no movement in the allowance for doubtful debts during 2007 and 2006.

In determining the recoverability of a trade receivable, the Company considers any change in the credit quality of the trade receivable from the date credit was initially granted up to the reporting date. The concentration of credit risk is limited due to the customer base being large and unrelated. Accordingly, the management believe that there is no further credit provision required in excess of the allowance for doubtful debts.

EQUATE Petrochemical Company KSC (Closed)

Notes to Financial Statements

7.				INVENTORIES

				As at December 31,
				2007 US$’000	2006 US$’000
Raw materials				16,292	20,233
Finished goods				13,725	9,820
Spare parts				13,299	26,168
				43,316	56,221
Allowance for obsolete and slow moving spare parts				(300)	(14,141)
				43,016	42,080
Movement in the allowance for obsolete and slow moving spare parts:
				For the years ended December 31,
				2007 US$’000	2006 US$’000
Balance at beginning of the year				14,141	500
Increase in allowance recognized in the statement of income				300	13,641
Amounts written off during the year				(14,141)	-
				300	14,141

During the year, the Company recognised inventories of US$ 196,045 thousand (2006:US$ 156,902 thousand) as expenses in the statement of income and is included in cost of sales.

Amounts written off during the year relate to obsolete spare parts which were fully provided for in 2006.

8.				PROPERTY, PLANT AND EQUIPMENT

	Buildings and roads	Plant and equipment	Office furniture and equipment	Assets under construction	Total
	US$’000	US$’000	US$’000	US$’000	US$’000
Cost
As at January 1, 2006	35,535	1,559,823	88,984	141,841	1,826,183
Additions	-	53,949	-	356,097	410,046
Disposals	-	(6,786)	-	-	(6,786)
Transfers	2,530	59,611	6,861	(69,002)	-
As at January 1, 2007	38,065	1,666,597	95,845	428,936	2,229,443
Additions	-	-	-	347,155	347,155
Disposals	(5,865)	(28,055)	(1,156)	-	(35,076)
Transfers	29,056	31,121	(24,816)	(35,361)	-
As at December 31, 2007	61,256	1,669,663	69,873	740,730	2,541,522
Accumulated depreciation
As at January 1, 2006	17,136	641,156	65,945	-	724,237
Charge for the year	1,657	88,678	4,143	-	94,478
Disposals	-	(3,054)	-	-	(3,054)
As at January 1, 2007	18,793	726,780	70,088	-	815,661
Charge for the year	1,757	96,811	1,680	-	100,248
Disposals	(5,865)	(28,055)	(1,156)	-	(35,076)
Transfers	15,588	-	(15,588)	-	-
As at December 31, 2007	30,273	795,536	55,024	-	880,833
Carrying amount
As at December 31, 2007	30,983	874,127	14,849	740,730	1,660,689
As at December 31, 2006	19,272	939,817	25,757	428,936	1,413,782

EQUATE Petrochemical Company KSC (Closed)

Notes to Financial Statements

8.	PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

Assets under construction mainly consist of capital construction costs incurred on new utilities and infrastructure facilities and EQUATE expansion project under the Olefins II projects (see note 14). The related commitments are reported in note 21.

In 2007, borrowing costs amounting to US$ 13 million (2006: US$ 17 million) on qualifying assets was added to the cost of those assets.

The Company’s property, plant and equipment have been assigned as security for the term debt facility granted to the Company (see note 15).

9.	INTANGIBLE ASSETS

	As at December 31,
	2007 US$’000	2006 US$’000
Cost
Technology and licence contributed by UCC	220,000	220,000
Licence fee paid to Parsons E&C Europe Ltd	216	72
Licence fees paid to UCC	11,706	11,706
Olefin technology	195	195
As at December 31	232,117	231,973

	For the years ended December 31,
	2007 US$’000	2006 US$’000
Accumulated amortisation
As at 1 January	99,466	88,466
Charge for the year	11,000	11,000
As at December 31	110,466	99,466
Carrying amount	121,651	132,507

In 1996, UCC contributed the technology and licences concerned in consideration for US$ 220 million. During 2004 and 2005, the Company paid licence fees of US$ 11.25 million and US$ 0.528 million respectively to UCC for PE expansion.

10.	ACCRUALS AND OTHER LIABILITIES

	As at December 31,
	2007 US$’000	2006 US$’000
Sales commission	674	849
Ocean freight	3,004	3,642
Staff incentive	8,882	6,481
Staff saving schemes	2,725	-
Staff leave and other employee benefits	7,314	3,053
Interest on term debt	336	884
Accrual for KFAS	12,413	5,103
Accrual for new utilities and infrastructure facilities (see note 8)	37,788	32,967
Other capital project accrual	3,034	8,848
Feed gas supply	22,187	2,687
Others	6,077	3,770
	104,434	68,284

EQUATE Petrochemical Company KSC (Closed)

Notes to Financial Statements

11.	DEFERRED INCOME

Deferred income represents reservation right fees accrued to the extent of construction cost incurred by the Company during 2006 and 2007. Such fees are receivable from the Olefins II project entities (see note 14).

12.	SHARE CAPITAL

The share capital of the Company comprises 2,160 million authorised, issued and fully paid up shares of Fils 100 each (December 31, 2006: 2,160 million authorised, issued and fully paid up shares of Fils 100 each) (1000 Fils equals 1 Kuwaiti Dinar).

	The ownership percentages of the shareholders at December 31, 2007 are as follows:
	Shareholder’s name	% of ownership
	Union Carbide Corporation (“UCC”)	42.5%
	Petrochemical Industries Company (“PIC”)	42.5%
	Boubyan Petrochemical Company (“BPC”)	9%
	Al Qurain Petrochemical Industries Company (“QPIC”)	6%

On December 20, 2007, UCC contributed its 42.5% ownership interest in EQUATE to Union Carbide Investment B.V, a limited liability company incorporated in Netherlands and owned by Dow Europe Holding B.V. However, the regulatory procedures in Kuwait relating to the contribution of ownership were not completed before December 31, 2007. Therefore, Union Carbide Corporation will remain as a shareholder as at the balance sheet date from Kuwaiti regulatory aspects.

13.	PROPOSED DIVIDEND

The directors proposed a cash dividend of US$ 692 million for the year ended December 31, 2007 (2006: US$ 510 million) which is subject to the approval of shareholders at the annual General Assembly. This dividend has not been recorded in the accompanying financial statements, and will be recorded only once it has been approved by the shareholders.

EQUATE Petrochemical Company KSC (Closed)

Notes to Financial Statements

14.	RELATED PARTY TRANSACTIONS

In the normal course of business the Company enters into transactions with its shareholders PIC, UCC, BPC, QPIC and UCC’s parent company DOW and its affiliates.

EQUATE Marketing Company EC, Bahrain (“EMC”), which is owned by PIC and UCC, is the exclusive sales agent in certain territories for the marketing of PE produced by the Company.

On February 1, 2005, the Company signed a distribution agreement with MEGlobal International FZE Dubai (“MEG International FZE”) as distributor for EG produced by the Company.  MEG International FZE is 50:50 joint ventures of PIC and DOW.

During 2004, DOW and PIC initiated a number of joint venture petrochemical projects (“Olefins II projects”) in Kuwait to manufacture polyethylene, ethylene glycol and styrene monomer. The Olefins II projects consist of the Equate expansion project, and the incorporation and development of The Kuwait Olefins Company (“TKOC”), The Kuwait Styrene Company (“TKSC”), and Kuwait Aromatics Company (“KARO”). TKOC is a joint venture of DOW Europe Holding B.V (“DEH”) (42.5%), PIC (42.5%), BPC (9%) and QPIC (6%). TKSC is joint venture of DEH (42.5%) and KARO (57.5%). KARO is owned by PIC (40%), KNPC (40%) and QPIC (20%). The Olefins II projects are expected to be operational by the third quarter of 2008.

On December 2, 2004, the Company signed a Materials and Utility Supply Agreement (“MUSA”) with TKOC, TKSC, KARO and PIC. Under the terms of the MUSA the Company will receive a reservation right fee from the above entities that will equal the total capital construction costs that would be incurred by the Company on the new utilities and infrastructure facilities under the Olefins II projects (see note 11).

During 2006, services agreements were signed between DOW, PIC and the Company with TKOC, TKSC, KARO and PIC for the provision of various services to the Olefins II projects.

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

On May 31, 2006, the Company signed term loan agreements with TKOC and TKSC, under which the Company will provide a US$ 1.5 billion term loan to TKOC and US$ 497 million term loan to TKSC respectively. The term loans are repayable over a period of 11 years in biannual instalments starting from December 15, 2009 and carry annual interest rates ranging from 0.625% to 0.825% over LIBOR.

All transactions with related parties are carried out on a negotiated contract basis.

The following is a description of significant related party agreements and transactions:

	a)	Supply by UCC of technology and licences relating to manufacture of polyethylene and ethylene glycol;
	b)	Supply by PIC to the Company of certain minimum quantities of feed gas and fuel gas on a priority basis;
	c)	Supply by UCC, DOW and UNIVATION of certain catalysts to the Company;
	d)	Secondment of certain staff to the Company by UCC;
	e)	Supply by the Company of certain materials and services required by PIC to operate and maintain polypropylene plant;
	f)	Provision of various services by the Company to TKOC, TKSC, KARO and PIC under Olefins II projects.

EQUATE Petrochemical Company KSC (Closed)

Notes to Financial Statements

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

Details of significant related party transactions are disclosed below:
	For the years ended December 31,
	2007 US$’000	2006 US$’000	2005 US$’000
a) Revenues
Polypropylene plant management fees from PIC	1,000	1,000	1,000
Sales of EG to MEG International FZE	533,773	391,514	329,283
Interest income on short-term loan to TKOC	-	-	872
Interest income on long-term loans to TKOC and TKSC	63,973	23,950	-

b) Purchases and expenses
Feed gas and fuel gas purchased from PIC	143,981	103,666	73,150
Catalyst purchased from DOW	1,857	9,637	2,281
Catalyst purchased from UNIVATION	2,441	4,865	10,038
Operating cost reimbursed by PIC for running of polypropylene plant	(26,890)	(24,271)	(22,732)
Expenses reimbursed by PIC and DOW for Olefins II projects	-	-	(6,535)
Operating costs reimbursed to EMC	2,607	2,223	2,512
Staff secondment costs reimbursed to UCC	3,360	3,351	3,089

c) Key management compensation
Salaries and other short term benefits	2,818	2,321	2,253
Terminal benefits	48	47	112

	As at December 31,
	2007 US$’000	2006 US$’000
d) Due from related parties
Due from PIC	9,154	10,221
Due from DOW	55	133
Due from TKOC	36,880	24,402
Due from TKSC	13,411	25,659
Due from KARO	-	44,890
Due from KPPC	20,822	426
Due from KPC	191	-
Due from Kuwait National Petroleum Company (“KNPC”)	6,229	5,451
Due from MEG International FZE	72,942	26,521
Due from MEG Europe	-	11,349
	159,684	149,052

EQUATE Petrochemical Company KSC (Closed)

Notes to Financial Statements

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

	As at December 31,
	2007	2006
e) Long-term loans to related parties	US$’000	US$’000
TKOC	1,142,570	597,570
TKSC	327,200	122,200
	1,469,770	719,770

f) Due to related parties
Due to PIC	24,053	12,327
Due to DOW	-	700
Due to UCC	522	1,889
Due to EMC	-	172
Due to TKOC	-	2,409
Due to TKSC	-	661
Advance from MEG International FZE	3,846	-
	28,421	18,158

g) Deferred income
Reservation right fees accrued and receivable from TKOC, TKSC, KPPC and PIC (see note 11)	510,521	288,303

15.	LONG-TERM DEBT

	As at December 31,
	2007	2006
	US$’000	US$’000

Term debt	1,639,820	879,568

On May 19, 2006, the Company signed a US$ 2.5 billion term debt facility agreement with a consortium of banks which includes a term loan facility of US$ 2.2 billion and a revolving loan facility of US$ 300 million. The term loan is repayable over a period of 11 years in biannual instalments starting from December 15, 2009. The interest rate on this facility is LIBOR + 0.5%. The effective interest rate on the outstanding loan balance as at December 31, 2007 was 5.71% (2006: 5.82%) per annum. The facility is secured by a charge over the Company’s property, plant and equipment and bank balances.

During 2007, the Company had obtained the revolving loan and was repaid during the year. The effective interest rate on the revolving loan was 5.82% (2006: 5.81%) per annum.

As at December 31, 2007, the Company had available US$ 855 million (2006: US$ 1.6 billion) of undrawn committed borrowing facilities in respect of which all conditions precedent had been met.

EQUATE Petrochemical Company KSC (Closed)

Notes to Financial Statements

16.                    RETIREMENT BENEFIT OBLIGATION

The most recent actuarial valuation of the present value of the defined benefit obligation was carried out at December 31, 2007. The present value of the defined benefit obligation, and the related current service cost and past service cost, were measured using the Projected Unit Credit Method.

The principal assumptions used for the purposes of the actuarial valuations were as follows:

For the year ended December 31, 2007
Discount rate	6.5%
Expected rate of increase in
- Basic Salary & Variable allowances including overtime and incentives	8.7% p.a in 2008 gradually reducing to 5.5% p.a over 5 years and level thereafter
- Average annual & quarterly incentives	13.2% p.a
Long-term inflation	2.5% p.a
Mid-term real GDP Growth	4% p.a

Demographic assumptions
Retirement age
- Kuwaiti employees	Age 50
- Non-Kuwaiti employees	Age 55

The total charge for the year is US$ 5.63 million which has been included in the statement of income as follows:

For the year ended December 31, 2007 US$’000
Cost of sales	4,733
General, administrative and selling expenses	901
5,634

Movements in the present value of the defined benefit obligation in the current year were as follows:

For the year ended December 31, 2007 US$’000
Balance as at January 1	26,342
Current service cost	5,634
Benefits paid	(784)
Balance as at December 31	31,192

EQUATE Petrochemical Company KSC (Closed)

Notes to Financial Statements

17.      STAFF COSTS, DEPRECIATION AND AMORTIZATION

Staff costs, depreciation and amortisation charges are included in the statement of income under the following categories:

	For the years ended December 31,
	2007 US$’000	2006 US$’000	2005 US$’000
Staff costs:
Cost of sales	78,056	63,125	54,148
General, administrative and selling expenses	24,416	26,375	21,843
	102,472	89,500	75,991

Depreciation and amortisation:
Cost of sales	97,054	87,621	84,095
General, administrative and selling expenses	14,194	17,857	17,456
	111,248	105,478	101,551

18.      FINANCE COSTS

	For the years ended December 31,
	2007 US$’000	2006 US$’000	2005 US$’000
Interest on short-term and long-term debts	75,559	41,262	11,650
Less: Amounts included in cost of qualifying assets (see note 8)	(13,283)	(17,063)	(1,178)
	62,276	24,199	10,472

19.      RECONCILIATION TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES

The financial statements of the Company are prepared in accordance with IFRS which differ in certain respects from accounting principles generally accepted in the United States of America (“US GAAP”). The significant differences and their effect on the net income for the years ended December 31, and equity as at December 31, are set out below:

	For the years ended December 31,
	2007 US$’000	2006 US$’000	2005 US$’000
Net income in accordance with IFRS	769,322	566,314	588,059
Items increasing / (decreasing) reported net income:
Difference in retirement benefits related to IAS – 19 “Employee benefits”	(5,163)	-	-
Reversal of amortisation of intangibles	11,000	11,000	11,000
Net income in accordance with US GAAP	775,159	577,314	599,059

The Company’s comprehensive income in accordance with US GAAP for the years ended December 31, 2007, 2006 and 2005 was $775,159, $577,314 and $599,059 respectively.

EQUATE Petrochemical Company KSC (Closed)

Notes to Financial Statements

19.                   RECONCILIATION TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES (CONTINUED)

	As at December 31,
	2007 US$’000	2006 US$’000
Equity in accordance with IFRS:	1,698,468	1,439,146
Items increasing / (decreasing) reported equity:
Difference in retirement benefits related to IAS – 19 “Employee benefits”	(5,163)	-
Elimination of intangible assets for UCC technology and licences	(220,000)	(220,000)
Reversal of accumulated amortisation of intangible assets of UCC technology and licences	110,271	99,271
Equity in accordance with US GAAP	1,583,576	1,318,417

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

Under US GAAP, the end of service indemnity liability is calculated based on the Kuwaiti Labour Law which differs from the calculation under IAS – 19. The difference under both methods is considered as a reconciling item in computing the net income as per US GAAP.

Under US GAAP, the Company’s contribution to KFAS, and directors’ fees are considered part of operating  income, as follows:

	For the years ended December 31,
	2007 US$’000	2006 US$’000	2005 US$’000
Operating income in accordance with IFRS	766,743	566,802	597,557
Items increasing / (decreasing) reported operating income:
U.S. GAAP adjustments to operating income related to amortisation	11,000	11,000	11,000
Difference in retirement benefits related to IAS – 19 “Employee benefits”	(5,163)	-	-
Contributions to KFAS	(7,270)	(5,143)	(5,336)
Directors’ fees	(148)	(136)	(302)
Operating income in accordance with US GAAP	765,162	572,523	602,919

EQUATE Petrochemical Company KSC (Closed)

Notes to Financial Statements

20.      FINANCIAL INSTRUMENTS

Capital risk management

The Company manages its capital to ensure that it will be able to continue as a going concern while maximising the return to stakeholders through the optimisation of the debt and equity balance.

The capital structure of the Company consists of debt, which includes the borrowings disclosed in note 15, cash and cash equivalents and equity, comprising issued capital as disclosed in note 12, and retained earnings.

Gearing ratio

The gearing ratio as at December 31, was as follows:

	As at December 31,
	2007 US$’000	2006 US$’000
Debt (i)	170,050	159,798
Cash and bank balances	(416,706)	(151,465)
Net debt	(246,656)	8,333
Equity	1,698,468	1,439,146
Net debt to equity ratio	(15)%	0.58%

(i) debt is defined as long-term debt, as detailed in note 15, less long term loans to related parties.

Significant accounting policies

Details of the significant accounting policies and methods adopted, including the criteria for recognition, the basis of measurement and the basis on which income and expenses are recognised, in respect of each class of financial asset and financial liability are disclosed in note 3 to the financial statements.

Categories of financial instruments

	As at December 31,
	2007 US$’000	2006 US$’000
Financial assets
Cash and bank balances	416,706	151,465
Trade receivables, net	145,458	122,773
Due from related parties	159,684	149,052
Long-term loan to related parties	1,469,770	719,770
	2,191,618	1,143,060
Financial liabilities
Trade payables	26,920	26,804
Due to related parties	28,421	18,158
Long-term debt	1,639,820	879,568
	1,695,161	924,530

Financial risk management objectives

The Company’s Corporate Treasury function provides services to the business, co-ordinates access to domestic and international financial markets, monitors and manages the financial risks relating to the operations of the Company through internal risk reports which analyse exposures by degree and magnitude of risks. These risks include market risk (including currency risk and fair value interest rate risk), credit risk, liquidity risk and cash flow interest rate risk.

EQUATE Petrochemical Company KSC (Closed)

Notes to Financial Statements

20.      FINANCIAL INSTRUMENTS (CONTINUED)

Financial risk management objectives (continued)

Market risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect the Company’s income or the value of its holdings of financial instruments. The objective of market risk management is to manage and control market risk exposures within acceptable parameters, while optimising the return.

The Company’s activities expose it primarily to the financial risks of changes in foreign currency exchange rates and interest rates.

Foreign currency risk management

The Company undertakes certain transactions denominated in foreign currencies. Hence, exposures to exchange rate fluctuations arise. Exchange rate exposures are managed within approved policy parameters utilising forward foreign exchange contracts.

The Company’s exposure to balance sheet risk is insignificant since all significant assets and liabilities are denominated in US$.

The carrying amounts of the Company’s foreign currency denominated monetary assets and monetary liabilities at the reporting date are as follows:

	As at December 31,		As at December 31,
	Liabilities		Assets
	2007 US$’000	2006 US$’000	2007 US$’000	2006 US$’000
Euro	8,326	11,265	52,940	48,137
Kuwaiti Dinar	59,445	23,980	23,756	11,187
Other	-	-	2,509	1,969

Foreign currency sensitivity analysis

As at December 31, 2007, if the US$ had weakened/strengthened by 5% against the Euro with all other variables held constant, profit for the year would have been US$ 2.27 million (2006: US$ 1.87 million, 2005: US$ $ 1.05 million) lower/higher, mainly as a result of foreign exchange gains/losses on translation of Euro denominated trade receivables, due from/to related parties and trade payable.

Interest rate risk management

The Company is exposed to interest rate risk as it borrows funds at floating interest rates. The risk is managed by the Company by maintaining at floating rate borrowings.

Interest rate sensitivity analysis

As at December 31, 2007, if interest rates on US$ denominated borrowings had been 0.1% higher/lower with all other variables held constant, profit for the year would have been US$ 0.173 million (2006: US$ 0.073 million, 2005: US$ 0.203 million) lower/higher, mainly as a result of higher/lower interest expense on floating rate borrowings.

The Company’s exposures to interest rates on financial assets and financial liabilities are detailed in the liquidity risk management section of this note.

EQUATE Petrochemical Company KSC (Closed)

Notes to Financial Statements

20.       FINANCIAL INSTRUMENTS (CONTINUED)

Financial risk management objectives (continued)

Credit risk management

Credit risk refers to the risk that a counterparty will default on its contractual obligations resulting in financial loss to the Company. The Company has adopted a policy of only dealing with creditworthy counterparties and obtaining sufficient collateral, where appropriate, as a means of mitigating the risk of financial loss from defaults. The Company only transacts with entities that are rated the equivalent of investment grade and above. This information is supplied by independent rating agencies where available and, if not available, the Company uses other publicly available financial information and its own trading records to rate its major customers. The Company’s exposure and the credit ratings of its counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst approved counterparties. Credit exposure is controlled by counterparty limits that are reviewed and approved by the management annually.

Trade receivables consist of a large number of customers, spread across diverse industries and geographical areas. Ongoing credit evaluation is performed on the financial condition of accounts receivable.

The Company has significant credit exposure to counterparties. The credit risk on liquid funds is limited because the counterparties are banks with high credit-ratings assigned by international credit-rating agencies.

Exposure to credit risk

The carrying amount of financial assets represents the maximum credit exposure. The maximum exposure to credit risk at the reporting date was:

	As at December 31,
	2007	2006
	US$’000	US$’000
Trade receivables, net	145,458	122,773
Due from related parties	159,684	149,052
Long-term loans to related parties	1,469,770	719,770
	1,774,912	991,595

The maximum exposure to credit risk for trade receivables at the reporting date by geographic region was:

	As at December 31,
	2007	2006
	US$’000	US$’000
Domestic & Gulf Cooperation Council countries (GCC)	18,608	15,706
Asia	71,922	60,705
Europe	14,082	11,886
Other regions	40,846	34,476
	145,458	122,773

EQUATE Petrochemical Company KSC (Closed)

Notes to Financial Statements

20.       FINANCIAL INSTRUMENTS (CONTINUED)

Financial risk management objectives (continued)

Credit risk management (continued)

The table below shows the credit limit and balance of 5 major counterparties at the balance sheet date:

		As at December 31, 2007		As at December 31, 2006
Counterparty	Location	Credit limit	Carrying amount	Credit limit	Carrying amount
		US$’ 000	US$’ 000	US$’ 000	US$’ 000
MEGlobal International FZE	Dubai	100,000	72,942	50,000	26,521
Bee Lian Plastic Industries	Malaysia	11,230	10,106	6,680	6,186
Continental Industries Group Inc	Turkey	10,000	8,217	-	-
Obegi Chemicals Sal	Lebanon	9,250	1,947	-	-
Kassas & Al-Kurdi Company	Syria	5,100	3,932	-	-

Liquidity risk management

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity is to ensure, as far as possible, that it will always have sufficient liquidity to meet its liabilities when due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation.

Ultimate responsibility for liquidity risk management rests with the board of directors, which has built an appropriate liquidity risk management framework for the management of the Company’s short, medium and long-term funding and liquidity management requirements. The Company manages liquidity risk by maintaining adequate reserves, banking facilities and reserve borrowing facilities, by continuously monitoring forecast and actual cash flows and matching the maturity profiles of financial assets and liabilities. Included in note 15 is a listing of additional undrawn facilities that the Company has at its disposal to further reduce liquidity risk.

The table below analyses the Company’s non-derivative financial liabilities based on the remaining period at the balance sheet to the contractual maturity date. The amounts disclosed in the table are the contractual undiscounted cash flows. Balances due within 12 months equal their carrying balances as the impact of discounting is not significant.

EQUATE Petrochemical Company KSC (Closed)

Notes to Financial Statements

20.    FINANCIAL INSTRUMENTS (CONTINUED)

Liquidity risk management (continued)

As at December 31, 2007	Less than 1 year	Between 1 and 2 years	Between 2 and 5 years	Over 5 years
	US$’ 000	US$’ 000	US$’ 000	US$’ 000
Trade payables	26,920	-	-	-
Due to related parties	28,421	-	-	-
Long-term debt	-	55,426	365,844	1,218,550

As at December 31, 2006	Less than 1 year	Between 1 and 2 years	Between 2 and 5 years	Over 5 years
	US$’ 000	US$’ 000	US$’ 000	US$’ 000
Trade payables	26,804	-	-	-
Due to related parties	18,158	-	-	-
Long-term debt	-	-	157,003	722,565

Fair value of financial instruments

The fair value of financial assets and financial liabilities (excluding derivative instruments) is determined in accordance with generally accepted pricing models based on discounted cash flow analysis using prices from observable current market transactions and dealer quotes for similar instruments.

Set out below is a comparison by category of carrying amounts and fair values of all of the Company’s financial instruments that are carried in the financial statements:

	As at December 31, 2007		As at December 31, 2006
	Carrying amount	Fair value	Carrying amount	Fair value
	US$’ 000	US$’ 000	US$’ 000	US$’ 000
Financial assets
Cash and bank balances	416,706	416,706	151,465	151,465
Trade receivables, net	145,458	145,458	122,773	122,773
Due from related parties	159,684	159,684	149,052	149,052
Long-term loans to related parties	1,469,770	1,469,770	719,770	719,770

	As at December 31, 2007		As at December 31, 2006
	Carrying amount	Fair value	Carrying amount	Fair value
	US$’ 000	US$’ 000	US$’ 000	US$’ 000
Financial liabilities
Trade payables	26,920	26,920	26,804	26,804
Due to related parties	28,421	28,421	18,158	18,158
Long-term debt	1,639,820	1,639,820	879,568	879,568

EQUATE Petrochemical Company KSC (Closed)

Notes to Financial Statements

21.       COMMITMENTS AND CONTINGENT LIABILITIES

The Company has a fixed gas purchase commitment with KNPC of approximately US$ 361,000 per day until the agreement is cancelled in writing by both parties.

The Company had the following commitments and contingent liabilities outstanding as at December 31:

	2007 US$’000	2006 US$’000
Letters of credit and letters of guarantee	4,176	3,677
Purchase of capital assets	110,968	319,679
Loan commitments to related parties	527,230	1,277,230

22.       COMPARATIVE FIGURES

Reclassification have been made to present the long term incentives separately in the balance sheet. In addition, certain immaterial comparative figures have been reclassified to conform to the current year’s presentation.

Union Carbide Corporation and Subsidiaries

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February 2008.

UNION CARBIDE CORPORATION

By:	/s/ WILLIAM H. WEIDEMAN
William H. Weideman, Vice President and Controller
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 19th day of February 2008 by the following persons in the capacities indicated:

/s/ PATRICK E. GOTTSCHALK	/s/ ENRIQUE LARROUCAU
Patrick E. Gottschalk, Director	Enrique Larroucau, Director
President and Chief Executive Officer

/s/ EDWARD W. RICH	/s/ GLENN J. MORAN
Edward W. Rich, Vice President, Treasurer and	Glenn J. Moran, Director
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

Union Carbide Corporation and Subsidiaries

Exhibit Index

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

10.5.5

Fifth Amendment to the Amended and Restated Revolving Credit Agreement, dated as of September 30, 2007, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (See Exhibit 10.5.5 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.6

Amended and Restated Pledge and Security Agreement dated as of May 28, 2004, between the Corporation and The Dow Chemical Company (See Exhibit 10.29 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.7	Second Amended and Restated Revolving Loan Agreement, effective as of November 1, 2005, between the Corporation and The Dow Chemical Company (See Exhibit 10.7 of the Corporation’s 2005 Form 10-K).

10.7.1	First Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of December 31, 2007, between the Corporation and The Dow Chemical Company.

10.8

Purchase and Sale Agreement dated as of September 30, 2005, between Catalysts, Adsorbents and Process Systems, Inc. and Honeywell Specialty Materials LLC (See Exhibit 10.8 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.9	Contribution Agreement dated as of December 21, 2007, among the Corporation, Dow International Holdings Company and The Dow Chemical Company.

21	Omitted pursuant to General Instruction I of Form 10-K.

23	Analysis, Research & Planning Corporation’s Consent.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Union Carbide Corporation and Subsidiaries

Exhibit Index

EXHIBIT NO.	DESCRIPTION

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Wherever an exhibit listed above refers to another exhibit or document (e.g., “See Exhibit 6 of . . .”), that exhibit or document is incorporated herein by such reference.

A copy of any exhibit listed above may be obtained on written request to the Secretary’s Department, Union Carbide Corporation, 400 West Sam Houston Parkway South, Houston, TX 77042.