Form 10-Q
period 2008-03-31
UNION CARBIDE CORP /NEW/
filed 2008-04-29
CIK 100790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

At March 31, 2008, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Income

	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2008	2007
Net trade sales	$46	$53
Net sales to related companies	1,989	1,673
Total Net Sales	2,035	1,726
Cost of sales	1,961	1,598
Research and development expenses	19	20
Selling, general and administrative expenses	3	7
Equity in earnings of nonconsolidated affiliates	54	124
Sundry income (expense) - net	70	(10)
Interest income	32	37
Interest expense and amortization of debt discount	12	15
Income before Income Taxes	196	237
Provision for income taxes	41	51
Net Income Available for Common Stockholder	$155	$186
Depreciation	$65	$68
Capital Expenditures	$40	$46

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	Dec. 31,
In millions (Unaudited)	2008	2007
Assets
Current Assets
Cash and cash equivalents	$24	$22
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2008: $2; 2007: $2)	26	26
Related companies	582	487
Other	117	129
Notes receivable from related companies	3,567	3,227
Inventories	191	178
Deferred income tax assets - current	33	60
Total current assets	4,540	4,129
Investments
Investments in related companies	972	972
Investments in nonconsolidated affiliates	432	385
Other investments	22	22
Noncurrent receivables	46	46
Noncurrent receivable from related company	299	306
Total investments	1,771	1,731
Property
Property	7,544	7,509
Less accumulated depreciation	5,607	5,547
Net property	1,937	1,962
Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization - 2008: $129; 2007: $128)	21	22
Deferred income tax assets - noncurrent	123	112
Asbestos-related insurance receivables - noncurrent	695	696
Pension assets	716	699
Deferred charges and other assets	86	88
Total other assets	1,667	1,643
Total Assets	$9,915	$9,465

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	Dec. 31,
In millions (Unaudited)	2008	2007
Liabilities and Stockholder’s Equity
Current Liabilities
Notes payable - related companies	$6	$5
Accounts payable:
Trade	255	239
Related companies	521	391
Other	40	29
Income taxes payable	183	185
Asbestos-related liabilities - current	123	141
Accrued and other current liabilities	181	180
Total current liabilities	1,309	1,170
Long-Term Debt	820	820
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	456	461
Asbestos-related liabilities - noncurrent	959	1,001
Other noncurrent obligations	362	356
Total other noncurrent liabilities	1,777	1,818
Minority Interest in Subsidiaries	2	2
Stockholder’s Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	312	121
Retained earnings	5,922	5,767
Accumulated other comprehensive loss	(227)	(233)
Net stockholder’s equity	6,007	5,655
Total Liabilities and Stockholder’s Equity	$9,915	$9,465

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2008	2007
Operating Activities
Net Income Available for Common Stockholder	$155	$186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81	78
Provision (credit) for deferred income tax	60	(37)
Earnings of nonconsolidated affiliates in excess of (less than) dividends received	(42)	96
Net gain on sales of property	(7)	(1)
Other gain, net	(1)	—
Pension contributions	(1)	—
Changes in assets and liabilities:
Accounts and notes receivable	11	8
Related company receivables	(436)	(244)
Inventories	(13)	(7)
Accounts payable	47	(51)
Related company payables	131	(42)
Other assets and liabilities	44	85
Cash provided by operating activities	29	71
Investing Activities
Capital expenditures	(40)	(46)
Change in noncurrent receivable from related company	7	(20)
Proceeds from sales of property	6	3
Purchases of investments	(2)	(1)
Proceeds from sales of investments	2	—
Cash used in investing activities	(27)	(64)
Financing Activities
Changes in short-term notes payable	—	(1)
Cash used in financing activities	—	(1)
Summary
Increase in cash and cash equivalents	2	6
Cash and cash equivalents at beginning of year	22	71
Cash and cash equivalents at end of period	$24	$77

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2008	2007
Net Income Available for Common Stockholder	$155	$186
Other Comprehensive Income (Loss), Net of Tax
Cumulative translation adjustment	6	—
Pension and other postretirement benefit plans adjustment	1	4
Net loss on cash flow hedging derivative instruments	(1)	—
Total other comprehensive income	6	4
Comprehensive Income	$161	$190

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

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE B    RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis, to fiscal years beginning after November 15, 2008. On January 1, 2008, the Corporation adopted the portion of SFAS No. 157 that was not delayed, and since the Corporation’s existing fair value measurements are consistent with the guidance of the Statement, the partial adoption of the Statement did not have a material impact on the Corporation’s consolidated financial statements. The Corporation uses a December 31 measurement date for its pension and other postretirement plans; therefore, the Corporation is still evaluating the impact of adopting the Statement for its plan assets. The adoption of the deferred portion of the Statement on January 1, 2009 is not expected to have a material impact on the Corporation’s consolidated financial statements. See Note F for expanded disclosures about fair value measurements.

SAB No. 74 Disclosures for Accounting Standards Issued But Not Yet Adopted

In December 2007, the FASB revised SFAS No. 141, “Business Combinations,” to establish revised principles and requirements for how entities will recognize and measure assets and liabilities acquired in a business combination. The Statement is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation will apply the guidance of the Statement to business combinations completed on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” The Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Statement is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation is currently evaluating the impact of adopting the Statement on January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” The Statement requires enhanced disclosures about an entity’s derivative and hedging activities. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Corporation is evaluating the additional disclosures required by the Statement beginning January 1, 2009.

NOTE C    RESTRUCTURING

In the fourth quarter of 2007, the Corporation recorded restructuring charges totaling $55 million resulting from decisions made by management to make organizational changes within targeted support functions in West Virginia and to shut down certain assets in Louisiana to enhance the efficiency and cost effectiveness of the Corporation’s operations. The charges included severance of $17 million for a workforce reduction of approximately 225 people; curtailment costs of $12 million associated with the Corporation’s defined benefit plans; and the $26 million write-off of the net book value and associated exit costs of the polypropylene manufacturing facility at St. Charles Operations in Hahnville, Louisiana, which was shut down at the end of 2007. As of March 31, 2008, severance of $1 million had been paid to 28 employees, and a liability of $16 million remained for approximately 200 employees.

The following table summarizes 2008 activities related to the Corporation’s restructuring reserve:

2008 Activities Related to 2007 Restructuring

In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2007	$12	$17	$29
Cash payments	—	(1)	(1)
Reserve balance at March 31, 2008	$12	$16	$28

NOTE D    INVENTORIES

The following table provides a breakdown of inventories:

Inventories

In millions	March 31, 2008	Dec. 31, 2007
Finished goods	$49	$17
Work in process	9	40
Raw materials	55	47
Supplies	78	74
Total inventories	$191	$178

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $206 million at March 31, 2008 and $183 million at December 31, 2007.

NOTE E    OTHER INTANGIBLE ASSETS

The following table provides information regarding the Corporation’s other intangible assets:

Other Intangible Assets

	At March 31, 2008			At December 31, 2007
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	—	$33	$(32)	$1
Patents	2	(1)	$1	3	(2)	1
Software	115	(95)	20	114	(94)	20
Total other intangible assets	$150	$(129)	$21	$150	$(128)	$22

Amortization expense for software, which is included in “Cost of sales,” was $2 million in the first quarter of 2008 and $1 million in the first quarter of 2007. Amortization expense for other intangible assets (not including software) was immaterial in the first quarter of 2008 and the first quarter of 2007. Total estimated amortization expense for 2008 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2008	$7
2009	$7
2010	$6
2011	$1
2012	—
2013	—

NOTE F    FAIR VALUE MEASUREMENTS

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements

		Significant Other Observable Inputs (Level 2)
In millions	At March 31 2008
Assets at fair value:
Debt securities (1)	$18	$18

(1)          Included in “Other investments” in the consolidated balance sheets.

Assets that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset. For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

NOTE G    COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2008, the Corporation had accrued obligations of $72 million for environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. At December 31, 2007, the Corporation had accrued obligations of $75 million for environmental remediation and restoration costs, including $23 million for the remediation of Superfund sites. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

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

Based on the Corporation’s review of 2008 activity, the Corporation determined that no adjustment to the accrual was required at March 31, 2008. The Corporation’s asbestos-related liability for pending and future claims was $1.1 billion at March 31, 2008. Approximately 30 percent of the recorded liability related to pending claims and approximately 70 percent related to future claims.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the first quarter of 2008, the Corporation has reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $465 million at March 31, 2008 and $467 million at December 31, 2007. At March 31, 2008 and December 31, 2007, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	March 31, 2008	Dec. 31, 2007
Receivables for defense costs	$22	$18
Receivables for resolution costs	248	253
Total	$270	$271

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $14 million in the first quarter of 2008 and $17 million in the first quarter of 2007, and was reflected in “Cost of sales.”

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

Purchase Commitments

At December 31, 2007, the Corporation had various outstanding commitments for take-or-pay agreements, with terms extending from one to fifteen years. Such commitments were not in excess of current market prices. The fixed and determinable portion of obligations under purchase commitments at December 31, 2007 is presented in the following table:

Fixed and Determinable Portion of Take-or-Pay Obligations at December 31, 2007
In millions
2008	$7
2009	7
2010	8
2011	2
2012	2
2013 and beyond	11
Total	$37

Guarantees

The Corporation has undertaken obligations to guarantee the performance of certain nonconsolidated affiliates. Non-performance under a contract for commercial and/or financial obligations by the guaranteed party would trigger the obligation of the Corporation to make payments to the beneficiary of the guarantees. Financial obligations include debt and lease arrangements.

The following table provides a summary of the final expiration, maximum future payments, and recorded liability reflected in the consolidated balance sheets for these guarantees.

Guarantees In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees at March 31, 2008	2014	$80	$1
Guarantees at December 31, 2007	2014	$77	$1

Conditional Asset Retirement Obligations

In accordance with FIN No. 47, the Corporation has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $9 million at March 31, 2008 and December 31, 2007. The discount rate used to calculate the Corporation’s asset retirement obligations was 5.08 percent, unchanged from December 31, 2007. These obligations are included in the consolidated balance sheets as “Accrued and other current liabilities.”

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

NOTE H    PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost (Credit) for All Significant Plans

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
In millions	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Service cost	$5	$5	$1	$1
Interest cost	56	53	7	7
Expected return on plan assets	(78)	(79)	—	—
Amortization of prior service cost (credit)	2	1	(1)	(1)
Amortization of net loss	1	7	—	1
Net periodic benefit cost (credit)	$(14)	$(13)	$7	$8

NOTE I    RELATED PARTY TRANSACTIONS

The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s long-standing intercompany pricing policies. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) – net” in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $1.0 billion in the first quarter of 2008 and $693 million in the first quarter of 2007.

The Corporation has a master services agreement with Dow whereby Dow provides services including but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety, and business management for UCC. Under the master services agreement with Dow, for general administrative and overhead type services that Dow routinely allocates to various businesses, UCC is charged the cost of those services based on the Corporation’s and Dow’s relative manufacturing conversion costs. This arrangement results in a quarterly charge of approximately $6 million (included in “Sundry income (expense) – net”).

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. At March 31, 2008, the Corporation had a note receivable of $3.5 billion ($3.2 billion at December 31, 2007) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2008, pursuant to an amendment effective as of September 30, 2007. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At March 31, 2008, $811 million ($813 million at December 31, 2007) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

The losses and additional costs incurred by the Corporation in 2005 due to hurricane Katrina were covered by the Corporation’s insurance program. The Corporation has an insurance receivable for losses incurred of $99 million at March 31, 2008 from its insurer (an affiliate of Dow). Additionally, the Corporation has insurance coverage for lost sales and margins caused by hurricane Katrina. No amount of recovery for lost sales and margins had been recognized at March 31, 2008, and will only be recognized when the amount of recovery is realized through agreement among the insurers.

The Corporation received cash dividends from its related company investments of $77 million in the first quarter of 2008, including $75 million from Dow International Holdings LLC (“DIHC”). These dividends were included in “Sundry income (expense) – net.”

In December 2007, under the terms of a contribution agreement among UCC, Dow and DIHC, the Corporation contributed its 42.5 percent ownership interest in EQUATE Petrochemical Company K.S.C. (“EQUATE”) to UC Investment B.V. (“UCIBV”), a newly formed Dutch limited liability company in which the Corporation was the sole shareholder. The Corporation then contributed its ownership interest in UCIBV to DIHC in exchange for an increased ownership interest in DIHC. At March 31, 2008, the Corporation had a 19.13 percent ownership interest in DIHC which the Corporation accounts for using the cost method. The Corporation has the right to sell its shares in DIHC to Dow (anytime during the period January 1, 2009 through December 31, 2011) for an amount calculated using a formula in the agreement, which intends to approximate fair value. In accordance with the terms of the contribution agreement, Dow made a capital contribution to UCC in the amount of $191 million in the first quarter of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management’s narrative analysis of the results of operations for the three-month period ended March 31, 2008, the most recent period, compared with the three-month period ended March 31, 2007, the corresponding period in the preceding fiscal year.

References below to “Dow” refer to The Dow Chemical Company and its consolidated subsidiaries, except as the context otherwise indicates.

Union Carbide Corporation’s (the “Corporation” or “UCC”) business activities comprise components of Dow’s global operations rather than stand-alone operations. Dow conducts its worldwide operations through global businesses. Because there are no separable reportable business segments for UCC under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and no detailed business information is provided to a chief operating decision maker regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment.

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of the Corporation. This section covers the current performance and outlook of the Corporation. The forward-looking statements contained in this section and in other parts of this document involve risks and uncertainties that may affect the Corporation’s operations, markets, products, services, prices and other factors as more fully discussed elsewhere and in filings with the U.S. Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, competitive, legal, governmental and technological factors. Accordingly, there is no assurance that the Corporation’s expectations will be realized. The Corporation assumes no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws.

RESULTS OF OPERATIONS

Total net sales for the first quarter of 2008 were $2,035 million compared with $1,726 million for the first quarter of 2007, an increase of 18 percent.

Net sales to related companies for the first quarter of 2008 were $1,989 million compared with $1,673 million for the first quarter of 2007, an increase of 19 percent. Selling prices to Dow are based on market prices for the related products. Average selling prices for most products were higher in the first quarter of 2008 compared with the first quarter of 2007, led by ethylene glycol (“EG”), polyethylene (“PE”) and polypropylene (“PP”). Sales volume was mixed with overall volume up in the first quarter of 2008 compared with the first quarter of 2007. Volume growth for several products (led by EG and PE) more than offset declines in the Corporation’s other products, principally PP. The decline in PP volume was related to the shutdown of the PP plant in St. Charles, Louisiana in the fourth quarter of 2007.

Cost of sales increased 23 percent from $1,598 million in the first quarter of 2007 to $1,961 million in the first quarter of 2008 principally due to higher feedstock and energy costs and higher sales volume.

Equity in earnings of nonconsolidated affiliates decreased $70 million in the first quarter of 2008 compared with the same quarter in 2007 principally due to the Corporation’s fourth quarter of 2007 contribution of its 42.5 percent ownership interest in EQUATE Petrochemical Company K.S.C. (“EQUATE”) to Dow International Holding Company (“DIHC”) for an increased ownership share in DIHC. Offsetting this decline was an increase in sundry income – net, due to a dividend of $75 million from DIHC in the first quarter of 2008. Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow and gains and losses on sales of investments and assets. Sundry income (expense) – net for the first quarter of 2008 was income of $70 million compared with expense of $10 million for the first quarter of 2007.

See Note I to the Consolidated Financial Statements for information regarding the change in ownership.

Interest income was $32 million in the first quarter of 2008 compared with $37 million in the first quarter of 2007, due to lower interest rates, partially offset by an increased level of interest bearing assets. Interest expense and amortization of debt discount decreased $3 million in the first quarter of 2008 compared with the first quarter of 2007.

The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, dividends received from investments in related companies and the level of income relative to tax credits available. The effective tax rate for the first quarter of 2008 was 20.9 percent compared with 21.5 percent for the same quarter last year.

The Corporation reported net income of $155 million for the first quarter of 2008, compared with $186 million for the first quarter of 2007. While the results for the first quarter of 2008 were favorably impacted by higher dividends from investments, this improvement was more than offset by lower margins due to increased feedstock and energy costs, and lower equity earnings.

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

OTHER MATTERS

Recent Accounting Pronouncements

See Note B to the Consolidated Financial Statements for a summary of recent accounting pronouncements. In addition, see Note F to the Consolidated Financial Statements for the Corporation’s disclosures about fair value measurements. The sensitivity of fair value estimates is immaterial relative to the assets and liabilities measured at fair value, as well as to the total equity of the Corporation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”) describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The Corporation’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2007 10-K. Since December 31, 2007, there have been no material changes in the Corporation’s critical accounting policies.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2008	2007
Claims unresolved at January 1	90,322	111,887
Claims filed	2,716	3,085
Claims settled, dismissed or otherwise resolved	(2,854)	(2,225)
Claims unresolved at March 31	90,184	112,747
Claimants with claims against both UCC and Amchem	28,893	38,901
Individual claimants at March 31	61,291	73,846

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

Based on the Corporation’s review of 2008 activity, the Corporation determined that no adjustment to the accrual was required at March 31, 2008. The Corporation’s asbestos-related liability for pending and future claims was $1.1 billion at March 31, 2008. Approximately 30 percent of the recorded liability related to pending claims and approximately 70 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs

	Three Months Ended		Aggregate Costs
In millions	March 31, 2008	March 31, 2007	to Date as of March 31, 2008
Defense costs	$14	$17	$579
Resolution costs	$42	$16	$1,312

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $14 million in the first quarter of 2008 and $17 million in the first quarter of 2007, and was reflected in “Cost of sales.”

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the first quarter of 2008, the Corporation had reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $465 million at March 31, 2008 and $467 million at December 31, 2007. At March 31, 2008 and December 31, 2007, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	March 31, 2008	Dec. 31, 2007
Receivables for defense costs	$22	$18
Receivables for resolution costs	248	253
Total	$270	$271

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s Disclosure Committee and the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments in asbestos-related matters occurred during the first quarter of 2008. For a summary of the history and current status of asbestos-related matters, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note G to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS.

There were no material changes in the Corporation’s risk factors in the first quarter of 2008.

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

Date:  April 29, 2008

By:	/s/ WILLIAM H. WEIDEMAN
William H. Weideman
Vice President and Controller
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

By:	/s/ EDWARD W. RICH
Edward W. Rich
Vice President, Treasurer and
Chief Financial Officer

Union Carbide Corporation and Subsidiaries

Exhibit Index

EXHIBIT NO.	DESCRIPTION

10.3	Third Amended and Restated Agreement (to Provide Materials and Services), dated as of March 1, 2008, between the Corporation and Dow Hydrocarbons and Resources LLC.

23	Analysis, Research & Planning Corporation’s Consent.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.