Form 10-Q
period 2008-06-30
UNION CARBIDE CORP /NEW/
filed 2008-07-29
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 2008

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

☐ Yes    ☒ No

At June 30, 2008, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
In millions (Unaudited)	2008	2007	2008	2007
Net trade sales	$50	$49	$96	$102
Net sales to related companies	1,905	1,850	3,894	3,523
Total Net Sales	1,955	1,899	3,990	3,625
Cost of sales	1,882	1,730	3,843	3,328
Research and development expenses	19	21	38	41
Selling, general and administrative expenses	3	4	6	11
Equity in earnings of nonconsolidated affiliates	63	115	117	239
Sundry income (expense) - net	(14)	(17)	56	(27)
Interest income	26	43	58	80
Interest expense and amortization of debt discount	13	11	25	26
Income before Income Taxes	113	274	309	511
Provision for income taxes	68	79	109	130
Net Income Available for Common Stockholder	$45	$195	$200	$381
Depreciation	$66	$70	$131	$138
Capital Expenditures	$59	$54	$99	$100

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	Dec. 31,
In millions (Unaudited)	2008	2007
Assets
Current Assets
Cash and cash equivalents	$25	$22
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2008: $2; 2007: $2)	27	26
Related companies	398	487
Other	104	129
Notes receivable from related companies	3,788	3,227
Inventories	226	178
Deferred income taxes and other current assets	60	60
Total current assets	4,628	4,129
Investments
Investments in related companies	972	972
Investments in nonconsolidated affiliates	472	385
Other investments	21	22
Noncurrent receivables	46	46
Noncurrent receivables from related companies	283	306
Total investments	1,794	1,731
Property
Property	7,590	7,509
Less accumulated depreciation	5,661	5,547
Net property	1,929	1,962
Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization - 2008: $131; 2007: $128)	20	22
Deferred income tax assets - noncurrent	70	112
Asbestos-related insurance receivables - noncurrent	681	696
Pension assets	734	699
Deferred charges and other assets	67	88
Total other assets	1,598	1,643
Total Assets	$9,949	$9,465

See Notes to the Consolidated Financial Statements.

	June 30,	Dec. 31,
In millions (Unaudited)	2008	2007
Liabilities and Stockholder’s Equity
Current Liabilities
Notes payable - related companies	$8	$5
Long-term debt due within one year	249	—
Accounts payable:
Trade	294	239
Related companies	529	391
Other	33	29
Income taxes payable	176	185
Asbestos-related liabilities - current	123	141
Accrued and other current liabilities	175	180
Total current liabilities	1,587	1,170
Long-Term Debt	571	820
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	453	461
Asbestos-related liabilities - noncurrent	925	1,001
Other noncurrent obligations	361	356
Total other noncurrent liabilities	1,739	1,818
Minority Interest in Subsidiaries	2	2
Stockholder’s Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	312	121
Retained earnings	5,967	5,767
Accumulated other comprehensive loss	(229)	(233)
Net stockholder’s equity	6,050	5,655
Total Liabilities and Stockholder’s Equity	$9,949	$9,465

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Cash Flows

			Six Months Ended
			June 30,	June 30,
In millions (Unaudited)			2008	2007
Operating Activities
Net Income Available for Common Stockholder			$200	$381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization			157	164
Charge (credit) for deferred income tax			100	(21)
Earnings of nonconsolidated affiliates in excess of dividends received			(86)	(4)
Net gain on sales of property			(7)	(1)
Pension contributions			(1)	—
Changes in assets and liabilities:
Accounts and notes receivable			7	13
Related company receivables			(473)	(452)
Inventories			(48)	(5)
Accounts payable			69	(25)
Related company payables			142	28
Other assets and liabilities			10	43
Cash provided by operating activities			70	121
Investing Activities
Capital expenditures			(99)	(100)
Changes in noncurrent receivable from related company			23	(14)
Proceeds from sales of property			6	3
Purchases of investments			(4)	(3)
Proceeds from sales of investments			7	2
Cash used in investing activities			(67)	(112)
Financing Activities
Changes in short-term notes payable			—	(1)
Cash used in financing activities			—	(1)
Summary
Increase in cash and cash equivalents			3	8
Cash and cash equivalents at beginning of year			22	71
Cash and cash equivalents at end of period			$25	$79
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries Consolidated Statements of Comprehensive Income

Three Months Ended			Six Months Ended
	June 30,	June 30,	June 30,	June 30,
In millions (Unaudited)	2008	2007	2008	2007
Net Income Available for Common Stockholder	$45	$195	$200	$381
Other Comprehensive Income (Loss), Net of Tax
Translation adjustments	(4)	(2)	2	(2)
Adjustments to pension and other postretirement benefit plans	2	4	3	8
Net loss on cash flow hedging derivative instruments	—	—	(1)	—
Total other comprehensive income (loss)	(2)	2	4	6
Comprehensive Income	$43	$197	$204	$387

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

NOTE B     RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis, to fiscal years beginning after November 15, 2008. On January 1, 2008, the Corporation adopted the portion of SFAS No. 157 that was not delayed, and since the Corporation’s existing fair value measurements are consistent with the guidance of the Statement, the partial adoption of the Statement did not have a material impact on the Corporation’s consolidated financial statements. The Corporation uses a December 31 measurement date for its pension and other postretirement plans; therefore, the Corporation is still evaluating the impact of adopting the Statement for its plan assets. The adoption of the deferred portion of the Statement on January 1, 2009 is not expected to have a material impact on the Corporation’s consolidated financial statements. See Note F for expanded disclosures about fair value measurements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” The Statement requires enhanced disclosures about an entity’s derivative and hedging activities. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Corporation is currently evaluating the additional disclosures required by the Statement.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The FSP must be applied prospectively to intangible assets acquired after the effective date. The Corporation will apply the guidance of the FSP to intangible assets acquired after January 1, 2009.

NOTE C     RESTRUCTURING

In the fourth quarter of 2007, the Corporation recorded restructuring charges totaling $55 million resulting from decisions made by management to make organizational changes within targeted support functions in West Virginia and to shut down certain assets in Louisiana to enhance the efficiency and cost effectiveness of the Corporation’s operations. The charges included severance of $17 million for a workforce reduction of approximately 225 people; curtailment costs of $12 million associated with the Corporation’s defined benefit plans; and a $26 million write-off of the net book value and associated exit costs of the polypropylene manufacturing facility at St. Charles Operations in Hahnville, Louisiana, which was shut down at the end of 2007. As of June 30, 2008, severance of $2 million had been paid to 34 employees, and a liability of $15 million remained for approximately 190 employees.

The following table summarizes 2008 activities related to the Corporation’s restructuring reserve:

2008 Activities Related to 2007 Restructuring

In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2007	$12	$17	$29
Cash payments	—	(2)	(2)
Reserve balance at June 30, 2008	$12	$15	$27

NOTE D     INVENTORIES

The following table provides a breakdown of inventories:

Inventories

In millions	June 30, 2008	Dec. 31, 2007
Finished goods	$97	$17
Work in process	2	40
Raw materials	51	47
Supplies	76	74
Total inventories	$226	$178

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $231 million at June 30, 2008 and $183 million at December 31, 2007.

NOTE E     OTHER INTANGIBLE ASSETS

The following table provides information regarding the Corporation’s other intangible assets:

Other Intangible Assets

	At June 30, 2008			At December 31, 2007
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(32)	$1
Patents	2	(1)	1	3	(2)	1
Software	116	(97)	19	114	(94)	20
Total other intangible assets	$151	$(131)	$20	$150	$(128)	$22

Amortization expense for software, which is included in “Cost of sales,” was $1 million in the second quarter of 2008 and $2 million in the second quarter of 2007. Amortization expense for software was $3 million for the six months ended June 30, 2008 and 2007. Amortization expense for other intangible assets (not including software) was immaterial in the second quarter of 2008 and the second quarter of 2007, as well as year to date for 2008 and 2007. Total estimated amortization expense for 2008 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2008	$7
2009	$7
2010	$5
2011	$1
2012	—
2013	—

NOTE F     FAIR VALUE MEASUREMENTS

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements

In millions	At June 30, 2008	Significant Other Observable Inputs (Level 2)
Assets at fair value:
Debt securities (1)	$17	$17

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

NOTE G     COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2008, the Corporation had accrued obligations of $71 million for environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. At December 31, 2007, the Corporation had accrued obligations of $75 million for environmental remediation and restoration costs, including $23 million for the remediation of Superfund sites. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

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

Based on the Corporation’s review of 2008 activity, the Corporation determined that no adjustment to the accrual was required at June 30, 2008. The Corporation’s asbestos-related liability for pending and future claims was $1.0 billion at

June 30, 2008. Approximately 31 percent of the recorded liability related to pending claims and approximately 69 percent related to future claims.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the second quarter of 2008, the Corporation has reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $465 million at June 30, 2008 and $467 million at December 31, 2007. At June 30, 2008 and December 31, 2007, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	June 30, 2008	Dec. 31, 2007
Receivables for defense costs	$16	$18
Receivables for resolution costs	222	253
Total	$238	$271

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $2 million in the second quarter of 2008 ($25 million in the second quarter of 2007) and $16 million in the first six months of 2008 ($42 million in the first six months of 2007), and was reflected in “Cost of sales.”

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

Guarantees In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees at June 30, 2008	2014	$78	$1
Guarantees at December 31, 2007	2014	$77	$1

Conditional Asset Retirement Obligations

In accordance with FIN No. 47, the Corporation has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $9 million at June 30, 2008 and December 31, 2007. The discount rate used to calculate the Corporation’s asset retirement obligations was 5.08 percent, unchanged from December 31, 2007. These obligations are included in the consolidated balance sheets as “Accrued and other current liabilities.”

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

NOTE H     PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost (Credit) for All Significant Plans

	Three Months Ended		Six Months Ended
In millions	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Defined Benefit Pension Plans:
Service cost	$5	$5	$10	$10
Interest cost	56	53	112	106
Expected return on plan assets	(78)	(79)	(156)	(158)
Amortization of prior service cost	2	—	4	1
Amortization of net loss	—	7	1	14
Net periodic benefit credit	$(15)	$(14)	$(29)	$(27)

Other Postretirement Benefits:
Service cost	$1	$1	$2	$2
Interest cost	7	7	14	14
Amortization of prior service credit	—	(1)	(1)	(2)
Amortization of net loss	—	—	—	1
Net periodic benefit cost	$8	$7	$15	$15

NOTE I     RELATED PARTY TRANSACTIONS

The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s long-standing intercompany pricing policies. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) – net” in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $1.1 billion in the second quarter of 2008 ($825 million in the second quarter of 2007) and $2.1 billion in the first half of 2008 ($1.5 billion in the first half of 2007).

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. At June 30, 2008, the Corporation had a note receivable of $3.7 billion ($3.2 billion at December 31, 2007) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2008, pursuant to an amendment effective as of September 30, 2007. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At June 30, 2008, $810 million ($813 million at December 31, 2007) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

The losses and additional costs incurred by the Corporation in 2005 due to hurricane Katrina were covered by the Corporation’s insurance program. The Corporation has an insurance receivable for losses incurred of $85 million at June 30, 2008 from its insurer (an affiliate of Dow).

In December 2007, under the terms of a contribution agreement among UCC, Dow and Dow International Holdings LLC (“DIHC”), the Corporation contributed its 42.5 percent ownership interest in EQUATE Petrochemical Company K.S.C. (“EQUATE”) to UC Investment B.V. (“UCIBV”), a newly formed Dutch limited liability company in which the Corporation was the sole shareholder. The Corporation then contributed its ownership interest in UCIBV to DIHC in exchange for an increased ownership interest in DIHC. The Corporation has the right to sell its shares in DIHC to Dow (anytime during the period January 1, 2009 through December 31, 2011) for an amount calculated using a formula in the agreement, which intends to approximate fair value. In accordance with the terms of the contribution agreement, Dow made a capital contribution to UCC in the amount of $191 million in the first quarter of 2008. At June 30, 2008, the Corporation had a 19.13 percent ownership interest in DIHC which the Corporation accounts for using the cost method.

The Corporation received cash dividends from its related company investments of $5 million in the second quarter of 2008, and $82 million in the first half of 2008, including $75 million from DIHC. These dividends were included in “Sundry income (expense) – net.”

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management’s narrative analysis of the results of operations for the three and six-month periods ended June 30, 2008, the most recent period, compared with the three and six-month periods ended June 30, 2007, the corresponding periods in the preceding fiscal year.

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

RESULTS OF OPERATIONS

Total net sales for the second quarter of 2008 were $1,955 million compared with $1,899 million for the second quarter of 2007, an increase of 3 percent. Total net sales were $3,990 million for the first half of 2008 compared with $3,625 million for the first half of 2007, an increase of 10 percent. Selling prices to Dow are based on market prices for the related products. Average selling prices for most products were higher in the second quarter of 2008 and on a year-to-date basis compared with the same periods of last year, led by ethylene glycol (“EG”), polyglycols, surfactants, polyethylene and polypropylene. Sales volume was mixed with overall volume down in the second quarter of 2008 and on a year-to-date basis compared with the same periods last year. Volume was impacted by a decline in ethyleneamines volume due to unplanned outages at St. Charles Operations in Hahnville, Louisiana in the second quarter of 2008 and a decline in polypropylene volume related to the shutdown of the polypropylene plant at St. Charles Operations in the fourth quarter of 2007. This decline more than offset growth in a few of the Corporation’s other products, principally polyethylene.

Cost of sales increased 9 percent to $1,882 million in the second quarter of 2008 from $1,730 million in the second quarter of 2007 due to higher feedstock and energy costs. On a year-to-date basis, cost of sales increased 15 percent from $3,328 million to $3,843 million, again reflecting higher feedstock and energy costs.

Equity earnings of nonconsolidated affiliates decreased $52 million in the second quarter of 2008 compared with the same quarter last year, principally due to the absence of equity earnings from EQUATE Petrochemical Company K.S.C. (see Note I to the Consolidated Financial Statements). This decline was partially offset by higher reported earnings from the OPTIMAL Group of Companies. Year-to-date equity earnings of nonconsolidated affiliates were $117 million compared with $239 million last year.

Sundry income (expense) - net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) - net for the second quarter of 2008 was expense of $14 million compared with expense of $17 million for the second quarter of last year. Year to date, sundry income (expense) - net was income of $56 million compared with expense of $27 million for the first six months of last year. Sundry income (expense) - net for the first six months of 2008 was favorably impacted by a dividend of $75 million from DIHC in the first quarter of 2008 (see Note I to the Consolidated Financial Statements).

Interest income was $26 million in the second quarter of 2008 compared with $43 million in the second quarter of 2007. Year to date, interest income was $58 million, down from $80 million in the first six months of 2007. Interest income was lower for the second quarter of 2008 and on a year to date basis compared with the same periods of last year due to lower interest rates partially offset by a higher level of interest-bearing assets.

Interest expense and amortization of debt discount increased $2 million in the second quarter of 2008 compared with the second quarter of 2007. Year to date, interest expense and amortization of debt discount was $25 million, a decline of $1 million from the first six months of 2007.

The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, and the level of income relative to tax credits available. The effective tax rate for the second quarter of 2008 was 60.2 percent compared with 28.8 percent for the same quarter last year. During the second quarter of 2008, the Corporation recorded adjustments to the tax accounts which impacted the effective tax rate for the quarter. Year to date, the effective tax rate was 35.3 percent versus 25.4 percent last year.

The Corporation reported net income of $45 million for the second quarter of 2008 compared with $195 million for the second quarter of 2007, and net income for the first half of 2008 of $200 million compared with $381 million for the first half of last year. While results for the first half of 2008 were favorably impacted by higher dividends from investments, this improvement was more than offset by lower equity earnings and lower margins due to increased feedstock and energy costs.

On December 13, 2007, Dow and Petrochemical Industries Company (“PIC”) of the State of Kuwait, a wholly owned subsidiary of Kuwait Petroleum Corporation, announced plans to form a 50:50 joint venture that will be a market-leading, global petrochemicals company. The joint venture, K-Dow Petrochemicals (“KDP”) will manufacture and market polyethylene, ethyleneamines, ethanolamines, polypropylene, and polycarbonate. KDP will be headquartered in southeast Michigan in the United States. The joint venture is expected to have revenues of more than $11 billion and employ more than 5,000 people worldwide. It is anticipated that a significant part (but not substantially all) of UCC’s U.S.-based manufacturing assets will be included in the new joint venture. While the transaction is subject to the completion of definitive agreements, customary conditions and regulatory approvals, it is anticipated that the joint venture between Dow and PIC will close in late 2008. Management is currently evaluating the accounting treatment and the impact on the Corporation’s financial statements.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2008	2007
Claims unresolved at January 1	90,322	111,887
Claims filed	6,035	5,839
Claims settled, dismissed or otherwise resolved	(7,663)	(13,486)
Claims unresolved at June 30	88,694	104,240
Claimants with claims against both UCC and Amchem	28,154	35,025
Individual claimants at June 30	60,540	69,215

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

Based on the Corporation’s review of 2008 activity, the Corporation determined that no adjustment to the accrual was required at June 30, 2008. The Corporation’s asbestos-related liability for pending and future claims was $1.0 billion at June 30, 2008. Approximately 31 percent of the recorded liability related to pending claims and approximately 69 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs

	Six Months Ended		Aggregate Costs
In millions	June 30, 2008	June 30, 2007	to Date as of June 30, 2008
Defense costs	$23	$42	$588
Resolution costs	$68	$28	$1,338

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $2 million in the second quarter of 2008 ($25 million in the second quarter of 2007) and $16 million in the first six months of 2008 ($42 million in the first six months of 2007), and was reflected in “Cost of sales.”

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the second quarter of 2008, the Corporation had reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $465 million at June 30, 2008 and $467 million at December 31, 2007. At June 30, 2008 and December 31, 2007, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

	June 30,	Dec. 31,
In millions	2008	2007
Receivables for defense costs	$16	$18
Receivables for resolution costs	222	253
Total	$238	$271

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments in asbestos-related matters occurred during the second quarter of 2008. For a summary of the history and current status of asbestos-related matters, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note G to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS.

There were no material changes in the Corporation’s risk factors in the second quarter of 2008.

ITEM 6.  EXHIBITS.

See the Exhibit Index on page 22 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

Union Carbide Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION CARBIDE CORPORATION
Registrant

Date: July 29, 2008

	By:	/s/ WILLIAM H. WEIDEMAN
William H. Weideman
Vice President and Controller
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

	By:	/s/ EUDIO GIL
Eudio Gil
Vice President, Treasurer and
Chief Financial Officer

Union Carbide Corporation and Subsidiaries

Exhibit Index

EXHIBIT NO.	DESCRIPTION

3.1.4	Restated Certificate of Incorporation of Union Carbide Corporation under Section 807 of the Business Corporation Law, as filed on May 13, 2008.

23	Analysis, Research & Planning Corporation’s Consent.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.