Form 10-Q
period 2008-09-30
UNION CARBIDE CORP /NEW/
filed 2008-10-28
CIK 100790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 2008

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

At September 30, 2008, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
In millions (Unaudited)	2008	2007	2008	2007
Net trade sales	$48	$51	$144	$153
Net sales to related companies	1,929	1,812	5,823	5,335
Total Net Sales	1,977	1,863	5,967	5,488
Cost of sales	1,942	1,703	5,785	5,031
Research and development expenses	16	15	54	56
Selling, general and administrative expenses	3	3	9	14
Equity in earnings of nonconsolidated affiliates	55	130	172	369
Sundry income (expense) - net	(18)	(6)	38	(33)
Interest income	24	49	82	129
Interest expense and amortization of debt discount	12	12	37	38
Income before Income Taxes	$65	$303	$374	$814
Provision (credit) for income taxes	(16)	167	93	297
Net Income Available for Common Stockholder	$81	$136	$281	$517
Depreciation	$66	$64	$197	$202
Capital Expenditures	$74	$85	$173	$185

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

	Sept. 30,	Dec. 31,
In millions (Unaudited)	2008	2007
Assets
Current Assets
Cash and cash equivalents	$25	$22
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2008: $1; 2007: $2)	27	26
Related companies	373	487
Other	121	129
Notes receivable from related companies	3,604	3,227
Inventories	221	178
Deferred income taxes and other current assets	34	60
Total current assets	4,405	4,129
Investments
Investments in related companies	972	972
Investments in nonconsolidated affiliates	521	385
Other investments	20	22
Noncurrent receivables	46	46
Noncurrent receivables from related companies	278	306
Total investments	1,837	1,731
Property
Property	7,661	7,509
Less accumulated depreciation	5,725	5,547
Net property	1,936	1,962
Other Assets
Goodwill	26	26
Other intangible assets (net of accumulated amortization - 2008: $133; 2007: $128)	18	22
Deferred income tax assets - noncurrent	73	112
Asbestos-related insurance receivables - noncurrent	662	696
Pension assets	751	699
Deferred charges and other assets	75	88
Total other assets	1,605	1,643
Total Assets	$9,783	$9,465

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Balance Sheets

	Sept. 30,	Dec. 31,
In millions (Unaudited)	2008	2007
Liabilities and Stockholder’s Equity
Current Liabilities
Notes payable - related companies	$13	$5
Long-term debt due within one year	249	—
Accounts payable:
Trade	240	239
Related companies	381	391
Other	45	29
Income taxes payable	140	185
Asbestos-related liabilities - current	120	141
Accrued and other current liabilities	202	180
Total current liabilities	1,390	1,170
Long-Term Debt	571	820
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	455	461
Asbestos-related liabilities - noncurrent	904	1,001
Other noncurrent obligations	329	356
Total other noncurrent liabilities	1,688	1,818
Minority Interest in Subsidiaries	2	2
Stockholder’s Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	312	121
Retained earnings	6,049	5,767
Accumulated other comprehensive loss	(229)	(233)
Net stockholder’s equity	6,132	5,655
Total Liabilities and Stockholder’s Equity	$9,783	$9,465

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended
	Sept. 30,	Sept. 30,
In millions (Unaudited)	2008	2007
Operating Activities
Net Income Available for Common Stockholder	$281	$517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204	232
Provision for deferred income tax	113	54
Earnings of nonconsolidated affiliates in excess of dividends received	(136)	(113)
Net gain on sales of property	(7)	(11)
Pension contribution	(2)	(2)
Changes in assets and liabilities:
Accounts and notes receivable	(6)	8
Related company receivables	(263)	(460)
Inventories	(44)	20
Accounts payable	27	(53)
Related company payables	(1)	5
Other assets and liabilities	(24)	(7)
Cash provided by operating activities	142	190
Investing Activities
Capital expenditures	(173)	(185)
Changes in noncurrent receivable from related company	29	(13)
Proceeds from sales of property	6	17
Purchases of investments	(12)	(7)
Proceeds from sales of investments	11	6
Cash used in investing activities	(139)	(182)
Financing Activities
Changes in short-term notes payable	—	(1)
Cash used in financing activities	—	(1)
Summary
Increase in cash and cash equivalents	3	7
Cash and cash equivalents at beginning of year	22	71
Cash and cash equivalents at end of period	$25	$78

See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
In millions (Unaudited)	2008	2007	2008	2007
Net Income Available for Common Stockholder	$81	$136	$281	$517
Other Comprehensive Income (Loss), Net of Tax
Translation adjustments	(1)	3	1	1
Adjustments to pension and other postretirement benefit plans	1	5	4	13
Net loss on cash flow hedging derivative instruments	—	—	(1)	—
Total other comprehensive income	—	8	4	14
Comprehensive Income	$81	$144	$285	$531

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

NOTE B     RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis, to fiscal years beginning after November 15, 2008. On January 1, 2008, the Corporation adopted the portion of SFAS No. 157 that was not delayed, and since the Corporation’s existing fair value measurements are consistent with the guidance of the Statement, the partial adoption of the Statement did not have a material impact on the Corporation’s consolidated financial statements. The Corporation uses a December 31 measurement date for its pension and other postretirement plans; therefore, the Corporation is still evaluating the impact of adopting the Statement for its plan assets. The adoption of the deferred portion of the Statement on January 1, 2009 is not expected to have a material impact on the Corporation’s consolidated financial statements. See Note F for expanded disclosures about fair value measurements.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of the FSP for reporting as of September 30, 2008 did not have a material impact on the Corporation’s consolidated financial statements. See Note F for further information on fair value measurements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” The Statement requires enhanced disclosures about an entity’s derivative and hedging activities. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008 which is January 1, 2009 for the Corporation. The Corporation will provide the required disclosures in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

In September 2008, the FASB issued FSP FAS No.133-1 and FIN 45-4, “Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” The FSP amends and enhances the disclosure requirements for sellers of credit derivatives (including hybrid instruments that have embedded credit derivatives) and financial guarantees. This FSP is effective for reporting periods ending after November 15, 2008, which is December 31, 2008 for the Corporation. The Corporation currently does not hold any of these derivatives, thus this FSP is not anticipated to have an impact on the disclosures in the Corporation’s consolidated financial statements.

In September 2008, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement.” The Issue which is effective in the first reporting period beginning on or after December 15, 2008, instructs issuers of a liability with a third-party credit enhancement that is inseparable from the liability to treat the liability and the credit enhancement as two units of accounting, and provide related disclosures. The Corporation does not carry any liabilities with inseparable third-party credit enhancements, thus the Issue is not anticipated to have an impact on the Corporation’s consolidated financial statements.

NOTE C     RESTRUCTURING

In the fourth quarter of 2007, the Corporation recorded restructuring charges totaling $55 million resulting from decisions made by management to make organizational changes within targeted support functions in West Virginia and to shut down certain assets in Louisiana to enhance the efficiency and cost effectiveness of the Corporation’s operations. The charges included severance of $17 million for a workforce reduction of 231 people; curtailment costs of $12 million associated with the Corporation’s defined benefit plans; and a $26 million write-off of the net book value and associated exit costs of the polypropylene manufacturing facility at St. Charles Operations in Hahnville, Louisiana, which was shut down at the end of 2007. As of September 30, 2008, severance of $2 million had been paid to 40 employees, and a liability of $15 million remained for 191 employees.

The following table summarizes 2008 activities related to the Corporation’s restructuring reserve:

2008 Activities Related to 2007 Restructuring

	Costs associated with Exit or	Severance
In millions	Disposal Activities	Costs	Total
Reserve balance at December 31, 2007	$12	$17	$29
Cash payments	—	(2)	(2)
Reserve balance at September 30, 2008	$12	$15	$27

NOTE D     INVENTORIES

The following table provides a breakdown of inventories:

Inventories

In millions	Sept. 30, 2008	Dec. 31, 2007
Finished goods	$54	$17
Work in process	6	40
Raw materials	83	47
Supplies	78	74
Total inventories	$221	$178

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $223 million at September 30, 2008 and $183 million at December 31, 2007.

NOTE E     OTHER INTANGIBLE ASSETS

The following table provides information regarding the Corporation’s other intangible assets:

Other Intangible Assets

	At September 30, 2008			At December 31, 2007
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
In millions	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	—	$33	$(32)	$1
Patents	2	(1)	$1	3	(2)	1
Software	116	(99)	17	114	(94)	20
Total other intangible assets	$151	$(133)	$18	$150	$(128)	$22

Amortization expense for software, which is included in “Cost of sales,” was $2 million in the third quarter of 2008 and $1 million in the third quarter of 2007. Amortization expense for software was $5 million for the nine months ended September 30, 2008 and $4 million for the nine months ended September 30, 2007. Amortization expense for other intangible assets (not including software) was immaterial in the third quarters of 2008 and 2007, as well as year to date for 2008 and 2007. Total estimated amortization expense for 2008 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense

In millions
2008	$7
2009	$7
2010	$7
2011	$1
2012	—
2013	—

NOTE F     FAIR VALUE MEASUREMENTS

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements

	At Sept. 30,	Significant Other Observable Inputs
In millions	2008	(Level 2)
Assets at fair value:
Debt securities (1)	$16	$16

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

NOTE G     COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2008, the Corporation had accrued obligations of $71 million for environmental remediation and restoration costs, including $18 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. At December 31, 2007, the Corporation had accrued obligations of $75 million for environmental remediation and restoration costs, including $23 million for the remediation of Superfund sites. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

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

Based on the Corporation’s review of 2008 activity, the Corporation determined that no adjustment to the accrual was required at September 30, 2008. The Corporation’s asbestos-related liability for pending and future claims was $1.0 billion at September 30, 2008. Approximately 27 percent of the recorded liability related to pending claims and approximately 73 percent related to future claims.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the third quarter of 2008, the Corporation has reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $415 million at September 30, 2008 and $467 million at December 31, 2007. At September 30, 2008 and December 31, 2007, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	Sept. 30, 2008	Dec. 31, 2007
Receivables for defense costs	$35	$18
Receivables for resolution costs	245	253
Total	$280	$271

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $14 million in the third quarter of 2008 ($16 million in the third quarter of 2007) and $30 million in the first nine months of 2008 ($58 million in the first nine months of 2007), and was reflected in “Cost of sales.”

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

Guarantees In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees at September 30, 2008	2014	$69	$1
Guarantees at December 31, 2007	2014	$77	$1

Conditional Asset Retirement Obligations

In accordance with FIN No. 47, the Corporation has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $9 million at September 30, 2008 and December 31, 2007. The discount rate used to calculate the Corporation’s asset retirement obligations was 5.08 percent, unchanged from December 31, 2007. These obligations are included in the consolidated balance sheets as “Accrued and other current liabilities.”

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

NOTE H     PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost (Credit) for All Significant Plans

	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Defined Benefit Pension Plans:
Service cost	$5	$6	$15	$16
Interest cost	56	53	168	159
Expected return on plan assets	(78)	(79)	(234)	(237)
Amortization of prior service cost	2	—	6	1
Amortization of net loss	1	7	2	21
Net periodic benefit credit	$(14)	$(13)	$(43)	$(40)

Other Postretirement Benefits:
Service cost	$1	$1	$3	$3
Interest cost	7	7	21	21
Amortization of prior service credit	(1)	—	(2)	(2)
Amortization of net loss	—	—	—	1
Net periodic benefit cost	$7	$8	$22	$23

NOTE I     RELATED PARTY TRANSACTIONS

The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s long-standing intercompany pricing policies. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) – net” in the consolidated statements of income. Purchases from that Dow subsidiary were $1.1 billion in the third quarter of 2008 ($803 million in the third quarter of 2007) and $3.2 billion in the first nine months of 2008 ($2.3 billion in the first nine months of 2007).

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. At September 30, 2008, the Corporation had a note receivable of $3.6 billion ($3.2 billion at December 31, 2007) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion; the credit agreement expires December 30, 2009, pursuant to an amendment effective as of September 30, 2008. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At September 30, 2008, $821 million ($813 million at December 31, 2007) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

The Corporation has an insurance receivable for losses incurred related to Hurricane Katrina in 2005 and Hurricanes Gustav and Ike in the third quarter of 2008 totaling $92 million at September 30, 2008 from its insurer (an affiliate of Dow).

In December 2007, under the terms of a contribution agreement among UCC, Dow and Dow International Holdings LLC (“DIHC”), the Corporation contributed its 42.5 percent ownership interest in EQUATE Petrochemical Company K.S.C. (“EQUATE”) to UC Investment B.V. (“UCIBV”), a newly formed Dutch limited liability company in which the Corporation was the sole shareholder. The Corporation then contributed its ownership interest in UCIBV to DIHC in exchange for an increased ownership interest in DIHC. The Corporation has the right to sell its shares in DIHC to Dow (anytime during the period January 1, 2009 through December 31, 2011) for an amount calculated using a formula in the agreement, which intends to approximate fair value. In accordance with the terms of the contribution agreement, Dow made a capital contribution to UCC in the amount of $191 million in the first quarter of 2008. At September 30, 2008, the Corporation had a 19.13 percent ownership interest in DIHC which the Corporation accounts for using the cost method.

The Corporation received cash dividends from its related company investments of $82 million in the first nine months of 2008, including $75 million from DIHC. These dividends were included in “Sundry income (expense) – net.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management’s narrative analysis of the results of operations for the three- and nine-month periods ended September 30, 2008, the most recent period, compared with the three- and nine-month periods ended September 30, 2007, the corresponding periods in the preceding fiscal year.

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

RESULTS OF OPERATIONS

Total net sales for the third quarter of 2008 were $1,977 million compared with $1,863 million for the third quarter of 2007, an increase of 6 percent. Total net sales were $5,967 million for the first nine months of 2008 compared with $5,488 million for the first nine months of 2007, an increase of 9 percent. Selling prices to Dow are based on market prices for the related products. Average selling prices for most products were higher in the third quarter of 2008 and on a year-to-date basis compared with the same periods of last year, driven by escalating feedstock and energy costs. Price increases were led by solvents and intermediates, polyglycols, surfactants, polyethylene and polypropylene. Overall volume was down in the third quarter of 2008 and on a year-to-date basis compared with the same periods last year. Volume was impacted by disruptions in production and distribution caused by Hurricanes Gustav and Ike, which hit the U.S. Gulf Coast in the third quarter of 2008.

Cost of sales increased 14 percent to $1,942 million in the third quarter of 2008 from $1,703 million in the third quarter of 2007 due to higher feedstock and energy costs. On a year-to-date basis, cost of sales increased 15 percent from $5,031 million to $5,785 million, again reflecting higher feedstock and energy costs.

Equity in earnings of nonconsolidated affiliates decreased $75 million in the third quarter of 2008 compared with the same quarter last year, principally due to the absence of equity earnings from EQUATE Petrochemical Company K.S.C. (see Note I to the Consolidated Financial Statements). This decline was partially offset by higher reported earnings from the OPTIMAL Group of Companies. Year-to-date equity in earnings of nonconsolidated affiliates was $172 million compared with $369 million last year.

Sundry income (expense) - net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) - net for the third quarter of 2008 was expense of $18 million compared with expense of $6 million for the third quarter of last year. Year to date, sundry income (expense) - net was income of $38 million compared with expense of $33 million for the first nine months of last year. Sundry income (expense) - net for the first nine months of 2008 was favorably impacted by a dividend of $75 million from DIHC in the first quarter of 2008 (see Note I to the Consolidated Financial Statements).

Interest income was $24 million in the third quarter of 2008 compared with $49 million in the third quarter of 2007. Year to date, interest income was $82 million, down from $129 million in the first nine months of 2007. Despite an increase in the Corporation’s note receivable from Dow, interest income was lower for the third quarter of 2008 and on a year-to-date basis compared with the same period last year due to lower interest rates. See Note I for further discussion.

Interest expense and amortization of debt discount in the third quarter of 2008 was flat compared with the third quarter of 2007. Year to date, interest expense and amortization of debt discount was $37 million, a decline of $1 million from the first nine months of 2007.The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, and the level of income relative to tax credits available.

The effective tax rate for the third quarter of 2008 was a credit of 24.6 percent compared with a provision of 55.1 percent for the same quarter last year. During the third quarter of 2008, state income tax matters were favorably resolved and changes in the audit reserve impacted the effective tax rate for the quarter. Year to date, the effective tax rate was 24.9 percent versus 36.5 percent last year.

The Corporation reported net income of $81 million for the third quarter of 2008 compared with $136 million for the third quarter of 2007, and net income for the first nine months of 2008 of $281 million compared with $517 million for the first nine months of last year. While results for the first nine months of 2008 were favorably impacted by higher dividends from investments, this improvement was more than offset by lower equity earnings and lower margins due to increased feedstock and energy costs, as well as Hurricanes Gustav and Ike which hit the U.S. Gulf Coast in the third quarter resulting in temporary outages for several of the Corporation’s Gulf Coast production facilities and $33 million of additional manufacturing expenses including the repair of property damage, clean-up costs, unabsorbed fixed costs and inventory write-offs.

On December 13, 2007, Dow and Petrochemical Industries Company (“PIC”) of the State of Kuwait, a wholly owned subsidiary of Kuwait Petroleum Corporation, announced plans to form a 50:50 joint venture that will be a market-leading, global petrochemicals company. The proposed joint venture, K-Dow Petrochemicals (“K-Dow”) will manufacture and market polyethylene, ethyleneamines, ethanolamines, polypropylene, and polycarbonate. K-Dow will be headquartered in southeast Michigan in the United States. The joint venture is expected to have revenues of more than $11 billion and employ more than 5,000 people worldwide. It is anticipated that a significant part (but not substantially all) of UCC’s U.S.-based manufacturing assets will be included in the new joint venture. While the transaction is subject to the completion of definitive agreements, customary conditions and regulatory approvals, it is anticipated that the joint venture between Dow and PIC will close in late 2008. Management is currently evaluating the accounting treatment and the impact on the Corporation’s financial statements.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2008	2007
Claims unresolved at January 1	90,322	111,887
Claims filed	8,357	7,696
Claims settled, dismissed or otherwise resolved	(15,856)	(15,681)
Claims unresolved at September 30	82,823	103,902
Claimants with claims against both UCC and Amchem	26,184	35,114
Individual claimants at September 30	56,639	68,788

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

Based on the Corporation’s review of 2008 activity, the Corporation determined that no adjustment to the accrual was required at September 30, 2008. The Corporation’s asbestos-related liability for pending and future claims was $1.0 billion at September 30, 2008. Approximately 27 percent of the recorded liability related to pending claims and approximately 73 percent related to future claims.

Defense and Resolution Costs

The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs

	Nine Months Ended		Aggregate Costs
In millions	Sept. 30, 2008	Sept. 30, 2007	to Date as of Sept. 30, 2008
Defense costs	$37	$58	$602
Resolution costs	$90	$48	$1,360

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $14 million in the third quarter of 2008 ($16 million in the third quarter of 2007) and $30 million in the first nine months of 2008 ($58 million in the first nine months of 2007), and was reflected in “Cost of sales.”

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the third quarter of 2008, the Corporation had reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $415 million at September 30, 2008 and $467 million at December 31, 2007. At September 30, 2008 and December 31, 2007, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers

In millions	Sept. 30, 2008	Dec. 31, 2007
Receivables for defense costs	$35	$18
Receivables for resolution costs	245	253
Total	$280	$271

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments in asbestos-related matters occurred during the third quarter of 2008. For a summary of the history and current status of asbestos-related matters, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note G to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS.

The following new risk factor should be considered in addition to those discussed in the Corporation’s Annual Report of Form 10-K for the year ended December 31, 2007.

The value of investments are influenced by economic and market conditions.

The current economic environment could negatively impact the fair value of pension assets, which could increase future funding requirements of the pension trusts.

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
Date: October 28, 2008

	By:	/s/ WILLIAM H. WEIDEMAN
William H. Weideman
Vice President and Controller
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

	By:	/s/ EUDIO GIL
Eudio Gil
Vice President, Treasurer and
Chief Financial Officer

Union Carbide Corporation and Subsidiaries

Exhibit Index

EXHIBIT NO.	DESCRIPTION

10.5.6	Sixth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of September 30, 2008, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors.

23	Analysis, Research & Planning Corporation’s Consent.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.