Form 10-K
period 2008-12-31
UNION CARBIDE CORP /NEW/
filed 2009-02-20
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2008

Commission file number: 1-1463

UNION CARBIDE CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)		13-1421730 (I.R.S. Employer Identification No.)
1254 Enclave Parkway, Houston, Texas 77077 (Address of principal executive offices) (Zip Code) Registrant's telephone number, including area code: 281-966-2727
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No

At February 18, 2009, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) for Form 10-K and is therefore filing this form with a reduced disclosure format.

Documents Incorporated by Reference None

Union Carbide Corporation

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2008

PART I

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

Dow conducts its worldwide operations through global businesses. The Corporation’s business activities comprise components of Dow’s global businesses rather than stand-alone operations. In order to simplify the customer interface process, the Corporation sells its products to Dow. Products are sold to Dow at market-based prices, in accordance with the terms of Dow’s long-standing intercompany pricing policies.

The following is a description of the Corporation’s principal products.

Ethylene Oxide/Ethylene Glycol (“EO/EG”)—ethylene oxide (“EO”), a chemical intermediate primarily used in the manufacture of monoethylene glycol (“MEG”), polyethylene glycol, glycol ethers, ethanolamines, surfactants and other performance chemicals and polymers; di- and triethylene glycol, used in a variety of applications, including boat construction, shoe manufacturing, natural gas-drying and other moisture-removing applications, and plasticizers for safety glasses; and tetraethylene glycol, used predominantly in the production of plasticizers for automotive windows. MEG is used extensively in the production of polyester fiber, resin and film, automotive antifreeze and engine coolants, and aircraft anti-icing and deicing fluids.

Industrial Chemicals and Polymers—broad range of products for specialty applications, including pharmaceutical, animal food supplements, personal care, industrial and household cleaning, coatings for beverage and food cans, industrial coatings and many other industrial uses. Product lines include acrolein and derivatives, CARBOWAX™ and CARBOWAX™ SENTRY™ polyethylene glycols and methoxypolyethylene glycols, TERGITOL™ and TRITON™ surfactants, UCAR™ deicing fluids, UCARTHERM™ heat transfer fluids and UCON™ fluids.

Latex—water-based emulsions, including EVOCAR™ vinyl acetate ethylene, NEOCAR™ branched vinyl ester latexes, UCAR™ POLYPHOBE™ rheology modifiers, and UCAR™ all-acrylic, styrene-acrylic and vinyl-acrylic latexes used as key components in decorative and industrial paints, adhesives, textile products, and construction products, such as caulks and sealants.

Polyethylene—includes FLEXOMER™ very low density polyethylene resins used as impact modifiers in other polymers and to produce flexible hose and tubing, frozen-food bags and stretch wrap; TUFLIN™ linear low density and UNIVAL™ high density polyethylene resins used in high-volume applications such as housewares; milk, water, bleach and detergent bottles; grocery sacks; trash bags; packaging; water and gas pipe.

Polypropylene—end-use applications include upholstery; hygiene articles; packaging films; thin wall food containers and serviceware; industrial containers; housewares and appliances; heavy-duty tapes and ropes; and automobile interior panels and trim.

Solvents and Intermediates—includes oxo aldehydes, acids and alcohols used as chemical intermediates and industrial solvents and in herbicides, plasticizers, paint dryers, jet-turbine lubricants, lube oil additives, and food and feed preservatives; and esters, which serve as solvents in industrial coatings and printing inks and in the manufacturing processes for pharmaceuticals and polymers.

Technology Licensing and Catalysts—includes licensing and supply of related catalysts for the UNIPOL™ polypropylene process, catalysts supply for the METEOR™ process for EO/EG and the LP OXO™ process for oxo alcohols; licensing of the UNIPOL™ polyethylene process and sale of related catalysts (including metallocene catalysts) through Univation Technologies, LLC, a 50:50 joint venture with ExxonMobil; and licensing of the METEOR™ process for EO/EG and the LP OXO™ process for oxo alcohols through Dow Technology Investments LLC, a 50:50 joint venture with Dow Global Technologies Inc., a Dow subsidiary.

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

Wire and Cable—polyolefin-based compounds for high-performance insulation, semiconductives and jacketing systems for power distribution, telecommunications, and flame-retardant wire and cable. Key product lines include: REDI-LINK™ polyethylene-based wire and cable compounds, SI-LINK™ polyethylene-based low voltage insulation compounds, UNIGARD™ HP high-performance flame-retardant compounds, UNIGARD™ RE reduced emissions flame-retardant compounds, and UNIPURGE™ purging compounds.

Competition
The chemical industry has been historically competitive and this competitive environment is expected to continue. The chemical divisions of the major international oil companies also provide substantial competition both in the United States and abroad.

Research and Development
The Corporation is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. Research and development expenses were $68 million in 2008, $70 million in 2007 and $71 million in 2006. In addition, certain of the Corporation's nonconsolidated affiliates conduct research and development within their business fields.

Patents, Licenses and Trademarks
The Corporation owns approximately 1,364 U.S. and foreign patents that relate to a wide variety of products and processes, has a substantial number of pending patent applications throughout the world and is licensed under a number of patents. These patents expire at various times over the next 20 years. The Corporation also has a large number of trademarks. Although the Corporation considers that its patents, licenses and trademarks in the aggregate constitute a valuable asset, it does not regard its business as being materially dependent upon any single patent, license or trademark.

Principal Partly Owned Companies
UCC's principal nonconsolidated affiliates for 2008 and the Corporation's ownership interest in each are listed below:
•	Nippon Unicar Company Limited – 50 percent – a Japan-based manufacturer of polyethylene and specialty polyethylene compounds.
•
The OPTIMAL Group of Companies [consisting of OPTIMAL Olefins (Malaysia) Sdn. Bhd. – 23.75 percent; OPTIMAL Glycols (Malaysia) Sdn. Bhd. – 50 percent; OPTIMAL Chemicals (Malaysia) Sdn. Bhd. – 50 percent] – Malaysian companies that operate an ethane/propane cracker, an ethylene glycol facility and a production facility for ethylene and propylene derivatives within a world-scale, integrated chemical complex located in Kertih, Terengganu, Malaysia.

•	Univation Technologies, LLC – 50 percent – a U.S. company that develops, markets and licenses polyethylene process technology and related catalysts.

Financial Information about Foreign and Domestic Operations and Export Sales
In 2008, the Corporation derived 57 percent of its trade sales from customers outside the United States and had 1 percent of its property investment located outside the United States. See Note P to the Consolidated Financial Statements for information on sales to external customers and long-lived assets by geographic area.

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

Volatility in purchased feedstock and energy costs impacts UCC’s operating costs and adds variability to earnings.
In 2008, purchased feedstock and energy costs continued to rise until the fourth quarter when costs fell sharply. Purchased feedstock and energy costs are expected to remain volatile throughout 2009. When these costs increase, the Corporation is not always able to immediately raise selling prices and, ultimately, its ability to pass on underlying cost increases is greatly dependent on market conditions. As a result, increases in these costs could negatively impact the Corporation’s results of operations.

The Corporation’s parent company, The Dow Chemical Company (“Dow”), is party to a number of claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions, which could impact liquidity for the Corporation.
Dow is a service provider, material debtor and the major customer of the Corporation. Certain of the claims and lawsuits facing Dow seek damages in very large amounts, including purported class actions and lawsuits with numerous named plaintiffs. All such claims are being contested and, with the exception of the possible effect of the asbestos-related liability of UCC and the ongoing litigation with Rohm and Haas Company (“Rohm and Haas”), it is the opinion of Dow’s management that the possibility is remote that the aggregate of all such claims and lawsuits will have a material adverse impact on Dow’s consolidated financial statements. The ultimate resolution of Dow’s litigation with Rohm and Haas could potentially impact sources of liquidity for the Corporation.

The value of investments are influenced by economic and market conditions.
The current economic environment is negatively impacting the fair value of pension assets, which could trigger increased future funding requirements of the pension trust.

Adverse conditions in the global economy and disruption of financial markets could continue to negatively impact UCC’s results of operations.
The continuing economic downturn in the United States and globally could further reduce demand for the Corporation’s products, resulting in a continued decrease in sales volume that could have a negative impact on UCC’s results of operations.

Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as the assessment of strict liability and/or joint and several liability.
The Corporation is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At December 31, 2008, the Corporation had accrued obligations of $67 million for environmental remediation and restoration costs, including $18 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Corporation’s operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters may result in significant unanticipated costs or liabilities.

The Corporation is party to a number of claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions.
The Corporation is involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters, including, but not limited to: product liability; trade regulation; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts; taxes; and commercial disputes. With the exception of the possible effect of the asbestos-related liability described below, it is the opinion of the Corporation’s management that the possibility is remote that the aggregate of all such claims and lawsuits will have a material adverse impact on the Corporation’s consolidated financial statements.

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. At December 31, 2008, the Corporation’s asbestos-related liability for pending and future claims was $934 million and the Corporation’s receivable for insurance recoveries related to its asbestos liability was $403 million. At December 31, 2008, the Corporation also had receivables of $272 million for insurance recoveries for defense and resolution costs. Management believes that it is reasonably possible that the cost of disposing of the Corporation’s asbestos-related claims, including future defense costs, could have a material adverse impact on the Corporation’s consolidated financial statements.

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
In 2005 and again in the third quarter of 2008, major hurricanes caused significant disruption in UCC’s operations on the U.S. Gulf Coast, logistics across the region and in the supply of certain raw materials which had an adverse impact on volume and cost for some of UCC’s products. If similar weather-related matters occur in the future, it could negatively affect UCC’s results of operations, due to the Corporation’s substantial presence on the U.S. Gulf Coast.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2008	2007	2006
Claims unresolved at January 1	90,322	111,887	146,325
Claims filed	10,922	10,157	16,386
Claims settled, dismissed or otherwise resolved	(25,538)	(31,722)	(50,824)
Claims unresolved at December 31	75,706	90,322	111,887
Claimants with claims against both UCC and Amchem	24,213	28,937	38,529
Individual claimants at December 31	51,493	61,385	73,358

Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, the damages alleged are not expressly identified as to UCC, Amchem or any other particular defendant, even when specific damages are alleged with respect to a specific disease or injury. In fact, there are no personal injury cases in which only the Corporation and/or Amchem are the sole named defendants. For these reasons and based upon the Corporation’s litigation and settlement experience, the Corporation does not consider the damages alleged against it and Amchem to be a meaningful factor in its determination of any potential asbestos-related liability.

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

In November 2008, the Corporation requested ARPC to review the Corporation’s historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2006 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2008. The resulting study, completed by ARPC in December 2008, stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2023 was estimated to be between $952 million and $1.2 billion. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2008 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

In December 2008, based on ARPC’s December 2008 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $952 million, which covered the 15-year period ending 2023, excluding future defense and processing costs. The reduction was $54 million and was shown as “Asbestos-related credit” in the consolidated statements of income. At December 31, 2008, the asbestos-related liability for pending and future claims was $934 million.

At December 31, 2008, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims. At December 31, 2007, approximately 31 percent of the recorded liability related to pending claims and approximately 69 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs				Aggregate Costs
In millions	2008	2007	2006	to Date as of Dec. 31, 2008
Defense costs	$60	$84	$62	$625
Resolution costs	$116	$88	$117	$1,386

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $53 million in 2008, $84 million in 2007 and $45 million in 2006, and was reflected in “Cost of sales” in the consolidated statements of income.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of 2008, the Corporation had reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $403 million at December 31, 2008 and $467 million at December 31, 2007. At December 31, 2008 and December 31, 2007, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31
In millions	2008	2007
Receivables for defense costs	$28	$18
Receivables for resolution costs	244	253
Total	$272	$271

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

Because of the uncertainties described above, management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing the Corporation and Amchem. Management believes that it is reasonably possible that the cost of disposing of the Corporation’s asbestos-related claims, including future defense costs, could have a material adverse impact on the Corporation's results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

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

Pursuant to General Instruction I of Form 10-K “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the year ended December 31, 2008, the most recent fiscal year, compared with the year ended December 31, 2007, the fiscal year immediately preceding it.

References below to “Dow” refer to The Dow Chemical Company and its consolidated subsidiaries, except as otherwise indicated by the context.

Dow conducts its worldwide operations through global businesses. The Corporation’s business activities comprise components of Dow’s global operations rather than stand-alone operations. Because there are no separable reportable business segments for UCC under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and no detailed business information is provided to a chief operating decision maker regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment.

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

Results of Operations
Total net sales for 2008 were down slightly at $7,326 million compared with $7,493 million in 2007. Sales to Dow in 2008 were $7,107 million compared with $7,282 million in 2007. Selling prices to Dow are based on market prices for the related products. Average selling prices for all major products were higher in 2008 compared with 2007 principally due to higher feedstock and energy costs, led by polyglycols and surfactants, polyethylene, polypropylene, ethanolamines and oxo products. Sales volume was down for 2008 compared with 2007 across most product lines due to softening demand in the second half of 2008.

Cost of sales for 2008 increased $313 million compared with 2007 due to significantly higher feedstock and energy costs. Gross margin for 2008 was $132 million, down from $612 million for 2007 as the increase in selling prices was more than offset by the increase in feedstock and energy costs and overall lower sales volume.

In 2008, UCC recorded a $26 million goodwill impairment loss associated with polypropylene assets. See Note F to the Consolidated Financial Statements.

On December 5, 2008, the Board of Directors of UCC approved a restructuring plan to improve the cost effectiveness of the Corporation’s global operations. As a result, the Corporation recorded restructuring charges of $105 million in the fourth quarter of 2008 which included the write-off of the net book value of certain assets in Texas and Xiaolan, China, and a workforce reduction. On November 30, 2007, the Board of Directors of UCC approved a plan to shut down certain assets and make organizational changes to enhance the efficiency and cost effectiveness of the Corporation's operations. As a result, the Corporation recorded restructuring charges of $55 million in the fourth quarter of 2007 that included the write-off of the net book value of the polypropylene plant in St. Charles, Louisiana, which was shut down in the fourth quarter of 2007, and organizational changes in West Virginia. See Note B to the Consolidated Financial Statements.

Following the December 2008 completion of a study to review its asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims (excluding future defense and processing costs) by $54 million. The reduction was shown as “Asbestos-related credit” in the consolidated statements of income.

        Equity in earnings of nonconsolidated affiliates in 2008 was $166 million, down from $500 million in 2007 primarily due to the absence of equity earnings from EQUATE Petrochemical Company K.S.C. (“EQUATE”). In late fourth quarter 2007, the Corporation, through a series of noncash transactions, contributed its share of EQUATE for an increased share in Dow International Holdings Company (“DIHC”).

Sundry income (expense) – net includes a variety of income and expense items such as dividend income, the gain or loss on foreign currency exchange, commissions, charges for management services provided by Dow and gains and losses on sales of investments and assets. Sundry income for 2008 was $243 million compared with $49 million in 2007. Sundry income for

2008 included dividend income of $297 million from related parties, including $204 million from DIHC and $82 million from Modeland International Holdings Inc.

Interest income for 2008 was $110 million compared with $173 million in 2007, reflecting a decrease in interest rates. Interest expense and amortization of debt discount for 2008 was $48 million compared with $52 million for 2007.

The provision for income taxes was $118 million in 2008 compared with $86 million in 2007. The Corporation’s overall effective tax rate was 26.5 percent for 2008 compared with 7.6 percent for 2007. UCC’s effective tax rate fluctuates based on, among other factors, the level of after-tax income from joint ventures and the level of income relative to available tax credits. The effective tax rate for 2007 was low principally due to a change in the Corporation’s legal ownership structure with respect to its investment in EQUATE, resulting in a favorable impact to the provision for income taxes of $195 million in the fourth quarter of 2007. Also impacting the 2007 rate was the net reversal of valuation allowances of $64 million and higher earnings from the Corporation’s joint ventures. Since most of the earnings from nonconsolidated affiliates are taxed at the joint venture level, the impact of higher equity earnings decreased the Corporation’s overall effective tax rate. The Corporation is included in Dow’s consolidated federal income tax group and consolidated income tax return. The underlying factors affecting UCC’s overall effective tax rates are summarized in Note O to the Consolidated Financial Statements.

The Corporation reported net income of $327 million for 2008 compared with $1,052 million for 2007.

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

Asbestos-Related Matters
The Corporation and a former subsidiary, Amchem Products, Inc. (“Amchem”), are and have been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. The Corporation also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002. Since then, the Corporation has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the accrual continues to be appropriate. In addition, the Corporation has requested ARPC to review the Corporation’s historical asbestos claim and resolution activity each November since 2004 to determine the appropriateness of updating the most recent ARPC study.

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

Following the completion of the review by ARPC in December 2007, as well as the Corporation’s own review of the asbestos claim and resolution activity, the Corporation determined that no change to the asbestos-related liability for pending and future claims was required. At December 31, 2007, the Corporation’s asbestos-related liability for pending and future claims was $1.1 billion.

In November 2008, the Corporation requested ARPC to review the Corporation’s historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2006 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2008. The resulting study, completed by ARPC in December 2008, stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2023 was estimated to be between $952 million and $1.2 billion. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2008 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

In December 2008, based on ARPC’s December 2008 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $952 million, which covered the 15-year period ending 2023, excluding future defense and processing costs. The reduction was $54 million and was shown as “Asbestos-related credit” in the consolidated statements of income. At December 31, 2008, the asbestos-related liability for pending and future claims was $934 million.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $403 million at December 31, 2008 and $467 million at December 31, 2007. In addition, the Corporation had receivables of $272 million at December 31, 2008 and $271 million at December 31, 2007 for insurance recoveries for defense and resolution costs.

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

For additional information, see Legal Proceedings, Asbestos-Related Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note J to the Consolidated Financial Statements.

Environmental Matters
The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. In the case of landfills and other active waste management facilities, UCC recognizes the costs over the useful life of the facility. At December 31, 2008, the Corporation had accrued obligations of $67 million for environmental remediation and restoration costs, including $18 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. At December 31, 2007, the Corporation had accrued obligations of $75 million for environmental remediation and restoration costs, including $23 million for the remediation of Superfund sites. For further discussion, see Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes A and J to the Consolidated Financial Statements.

Pension and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2008, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note L to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and therefore affect expense recognized and obligations recorded in future periods.

The Corporation determined the expected long-term rate of return on assets by performing a detailed analysis of historical and expected returns based on the strategic asset allocation and the underlying return fundamentals of each asset class. The Corporation’s historical experience with the pension fund asset performance and comparisons to expected returns of peer companies with similar fund assets were also considered. The expected return of each asset class is derived from a forecasted future return confirmed by historical experience. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2008 was 8.0 percent. This assumption remained unchanged for determining 2009 net periodic pension expense. Future actual pension income/expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Corporation’s pension plans.

The Corporation bases the determination of pension expense or income on a market-related valuation of plan assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2008, $707 million of net losses remain to be recognized in the calculation of the market-related value of plan assets. These net losses will result in increases in future pension expense as they are recognized in the market-related value of assets and are a component of the total net loss of $1,143 million shown under “Amounts recognized in “Pretax balance in AOCI at end of year” in the table entitled “Change in Projected Benefit Obligations, Plan Assets and Funded Status of all Significant Plans” included in Note L to the Consolidated Financial Statements. The remaining $436 million of net losses represents cumulative changes in plan experience and actuarial assumptions. The net decrease in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

Net Decrease in Market-Related Asset Value due to Recognition of Prior Asset Gains and Losses In millions
2009	$172
2010	158
2011	174
2012	203
Total	$707

The discount rates utilized to measure the pension and other postretirement benefit obligations are based on the yield on high quality fixed income investments at the measurement date. Future expected actuarially determined cash flows of the plans are matched against the Citigroup Pension Discount Curve (Above Median) to arrive at a single discount rate by plan. The resulting discount rate increased from 6.65 percent at December 31, 2007, to 6.85 percent at December 31, 2008.

A 25 basis point adjustment in the long-term return on assets assumption would change total pension expense for 2009 by approximately $9 million. A 25 basis point increase in the discount rate assumption would lower the total pension expense for 2009 by approximately $1 million. A 25 basis point decrease in the discount rate would increase pension expense by approximately $6 million. A 25 basis point change in the long-term return and discount rate assumptions would have an immaterial impact on the other postretirement benefit expense for 2009.

The assumption for the long-term rate of increase in compensation levels is zero percent for 2009, 4.25 percent for 2010 and 4.50 percent thereafter. Since 2002, the Corporation has used a generational mortality table to determine the duration of its pension and other postretirement obligations.

Based on the 2009 pension assumptions, a reduction in curtailment costs, and changes in the market-related value of assets due to the recognition of prior asset gains, the Corporation expects to record $13 million more in income for pension and other postretirement benefits in 2009 than it did in 2008.

The value of the qualified plan assets totaled $3.2 billion at December 31, 2008, a decrease of $999 million compared with December 31, 2007. The funded status of the qualified plan, net of benefit obligations was down by $918 million at December 31, 2008 compared with December 31, 2007. The decrease was due to the unfavorable impact of asset returns partially offset by an increase in the assumed discount rate. For 2009, the Corporation does not expect to make cash contributions to its pension and other postretirement benefit plans.

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

At December 31, 2008, the Corporation had a net deferred tax asset balance of $477 million, including deferred tax assets for tax loss and tax credit carryforwards of $161 million, of which $1 million is subject to expiration in the years 2009-2013. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Corporation needs taxable income of approximately $712 million across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2009-2013 is $6 million. In evaluating the ability to realize its deferred tax assets, the Corporation relied principally on forecasted taxable income using historical and projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies.

The Corporation recognizes the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. At December 31, 2008, the Corporation had uncertain tax positions of $265 million.

The Corporation accrues for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. At December 31, 2008, the Corporation had a non-income tax contingency reserve of $29 million. For additional information, see Note O to the Consolidated Financial Statements.

Environmental Matters
Environmental Policies
The Corporation is committed to world-class environmental, health and safety (“EH&S”) performance, as demonstrated by a long-standing commitment to Responsible Care®, as well as a strong commitment to achieve the Corporation’s 2015 Sustainability Goals – goals that set the standard for sustainability in the chemical industry by focusing on improvements in UCC’s local corporate citizenship and product stewardship, and by actively pursuing methods to reduce the Corporation’s environmental impact.

The EH&S management system (“EMS”) defines the “who, what, when and how” needed for the businesses to achieve the policies, requirements, performance objectives, leadership expectations and public commitments. EMS is also designed to minimize the long-term cost of environmental protection and to comply with applicable laws and regulations. To ensure effective utilization, EMS is integrated into a company-wide management system for EH&S, Operations, Quality and Human Resources, including implementation of the global EH&S Work Process to improve EH&S performance and to ensure ongoing compliance worldwide.

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

Chemical Security
Public and political attention continues to be placed on the protection of U.S. critical infrastructure, including the chemical industry, from security threats. Terrorist attacks and natural disasters have increased concern about the security of chemical production and distribution. The focus on security is not new to UCC. UCC continues to improve its security plans, placing emphasis on the safety of UCC communities and people by being prepared to meet risks at any level and to address both internal and external identifiable risks. UCC’s security plans are also developed to avert interruptions of normal business work operations which could have a material adverse impact on the Corporation's results of operations, liquidity and financial condition.

UCC is a Responsible Care® company and adheres to the Responsible Care® Security Code that requires all aspects of security – including facility, transportation, and cyberspace – be assessed and gaps addressed. Through global implementation of the Security Code, including voluntary security enhancements and upgrades made since 2002, UCC has permanently heightened the level of security – not just in the United States, but worldwide. In addition, UCC uses a risk-based approach employing the U.S. Government’s Sandia National Labs methodology to repeatedly assess the risks to sites, systems and processes. UCC has expanded its comprehensive Distribution Risk Review process that had been in place for decades to address potential threats in all modes of transportation across its supply chain. To reduce vulnerabilities, UCC maintains security measures that meet or exceed regulatory and industry security standards in all areas in which UCC operates. Assessment and improvement costs are not considered material to the Corporation's consolidated financial statements.

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

Environmental Remediation
UCC accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, UCC recognizes the costs over the useful life of the facility. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note A to the Consolidated Financial Statements. To assess the impact on the consolidated financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had an accrued liability of $49 million at December 31, 2008 and $52 million at December 31, 2007 related to the remediation of current or former UCC-owned sites.

In addition to current and former UCC-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as “Superfund Law”), UCC is liable for remediation of other hazardous waste sites where UCC allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Because Superfund Law imposes joint and several liability upon each party at a site, UCC has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties (“PRPs”) at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management’s estimate of the Corporation’s remaining liability for the remediation of Superfund sites was $18 million at December 31, 2008 and $23 million at December 31, 2007, which has been accrued, although the ultimate cost with respect to these sites could exceed that amount. The Corporation has not recorded any third-party recovery related to these sites as a receivable.
Information regarding environmental sites is provided below:

Environmental Sites	UCC-owned Sites(1)		Superfund Sites(2)
	2008	2007	2008	2007
Number of sites at January 1	32	33	62	47
Sites added during year	-	1	3	15
Sites closed during year	(1)	(2)	(9)	-
Number of sites at December 31	31	32	56	62
(1)    UCC-owned sites are sites currently or formerly owned by UCC, where remediation obligations are imposed (in the United States) by the Resource  Conservation Recovery Act or analogous state law.
(2)    Superfund sites are sites, including sites not owned by UCC, where remediation obligations are imposed by Superfund Law.

 In total, the Corporation’s accrued liability for probable environmental remediation and restoration costs was $67 million at December 31, 2008, compared with $75 million at December 31, 2007. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. It is the opinion of management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

The amounts charged to income on a pretax basis related to environmental remediation totaled $29 million in 2008 and $33 million in 2007. Capital expenditures for environmental protection were $17 million in 2008 and $15 million in 2007.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2008	2007	2006
Claims unresolved at January 1	90,322	111,887	146,325
Claims filed	10,922	10,157	16,386
Claims settled, dismissed or otherwise resolved	(25,538)	(31,722)	(50,824)
Claims unresolved at December 31	75,706	90,322	111,887
Claimants with claims against both UCC and Amchem	24,213	28,937	38,529
Individual claimants at December 31	51,493	61,385	73,358

Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, the damages alleged are not expressly identified as to UCC, Amchem or any other particular defendant, even when specific damages are alleged with respect to a specific disease or injury. In fact, there are no personal injury cases in which only the Corporation and/or Amchem are the sole named defendants. For these reasons and based upon the Corporation’s litigation and settlement experience, the Corporation does not consider the damages alleged against it and Amchem to be a meaningful factor in its determination of any potential asbestos-related liability.

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

In November 2008, the Corporation requested ARPC to review the Corporation’s historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2006 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2008. The resulting study, completed by ARPC in December 2008, stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2023 was estimated to be between $952 million and $1.2 billion. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2008 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

In December 2008, based on ARPC’s December 2008 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $952 million, which covered the 15-year period ending 2023, excluding future defense and processing costs. The reduction was $54 million and was shown as “Asbestos-related credit” in the consolidated statements of income. At December 31, 2008, the asbestos-related liability for pending and future claims was $934 million.

At December 31, 2008, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims. At December 31, 2007, approximately 31 percent of the recorded liability related to pending claims and approximately 69 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs				Aggregate Costs
In millions	2008	2007	2006	to Date as of Dec. 31, 2008
Defense costs	$60	$84	$62	$625
Resolution costs	$116	$88	$117	$1,386

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $53 million in 2008, $84 million in 2007 and $45 million in 2006, and was reflected in “Cost of sales” in the consolidated statements of income.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of 2008, the Corporation had reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $403 million at December 31, 2008 and $467 million at December 31, 2007. At December 31, 2008 and December 31, 2007, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31
In millions	2008	2007
Receivables for defense costs	$28	$18
Receivables for resolution costs	244	253
Total	$272	$271

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

Because of the uncertainties described above, management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing the Corporation and Amchem. Management believes that it is reasonably possible that the cost of disposing of the Corporation’s asbestos-related claims, including future defense costs, could have a material adverse impact on the Corporation's results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

Matters Involving the Formation of K-Dow Petrochemicals
On December 13, 2007, Dow and Petrochemical Industries Company (K.S.C.) (“PIC”) of Kuwait, a wholly owned subsidiary of Kuwait Petroleum Corporation, announced plans to form a 50:50 global petrochemicals joint venture. The proposed joint venture, K-Dow Petrochemicals (“K-Dow”), was expected to have revenues of more than $11 billion and employ more than 5,000 people worldwide.

On November 28, 2008, Dow entered into a Joint Venture Formation Agreement (“JVFA”) with PIC that provided for the establishment of K-Dow. To form the joint venture, Dow would transfer by way of contribution and sale to K-Dow, assets used in the research, development, manufacture, distribution, marketing and sale of polyethylene, polypropylene, polycarbonate, polycarbonate compounds and blends, ethyleneamines, ethanolamines, and related licensing and catalyst technologies; and K-Dow would assume certain related liabilities. It was anticipated that a significant part (but not substantially all) of UCC’s U.S.-based manufacturing assets would be included in the new joint venture.

On December 31, 2008, Dow received a written notice from PIC with respect to the JVFA advising Dow of PIC’s position that certain conditions to closing were not satisfied and, therefore, PIC was not obligated to close the transaction. On January 2, 2009, PIC refused to close the K-Dow transaction in accordance with the JVFA. Dow disagrees with the characterizations and conclusions expressed by PIC in the written notice and Dow has informed PIC that it breached the JVFA. On January 6, 2009, Dow announced that it will seek to fully enforce its rights under the terms of the JVFA and various related agreements.

Although Dow is currently prepared to close the K-Dow transaction immediately despite PIC’s breach, Dow has been approached by other interested parties about joint venturing with Dow for the businesses originally intended to be part of K-Dow. Dow is in the process of seeking an alternative joint venture partner for these businesses.

Union Carbide Corporation and Subsidiaries
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

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

UCC uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the potential gain or loss in fair market values given a certain move in prices over a certain period of time, using specified confidence levels. Through the end of 2007, the VAR methodology used by the Corporation was based primarily on a variance/covariance statistical model. The year-end daily VAR and average daily VAR for 2008 and 2007 are shown below.

Total Daily VAR at December 31(1)	2008		2007
In millions	Year-end	Average	Year-end	Average
Interest rate	$21	$15	$10	$8
(1) Using a 95 percent confidence level

In 2008, the Corporation changed its primary VAR methodology from a variance/covariance statistical model to a historical simulation model to more effectively capture co-movements in market rates across different instruments. In the new historical simulation model, a 97.5 percent confidence level is used and the historical scenario period includes at least six months of historical data. The new historical simulation model resulted in a total daily VAR of $46 million at December 31, 2008.

See Notes G and N to the Consolidated Financial Statements for further disclosure regarding market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Union Carbide Corporation

We have audited the accompanying consolidated balance sheets of Union Carbide Corporation and subsidiaries (the "Corporation") as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholder’s equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2.  These financial statements and financial statement schedule are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Carbide Corporation and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note A to the consolidated financial statements, effective December 31, 2006, Union Carbide Corporation changed its method of accounting for defined benefit pension and other postretirement plans to conform to Statement of Financial Accounting Standards No. 158.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP Midland, Michigan February 17, 2009

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

(In millions) For the years ended December 31	2008	2007	2006
Net trade sales	$219	$211	$506
Net sales to related companies	7,107	7,282	7,022
Total Net Sales	7,326	7,493	7,528
Cost of sales	7,194	6,881	6,563
Research and development expenses	68	70	71
Selling, general and administrative expenses	13	19	21
Goodwill impairment loss	26	-	-
Restructuring charges	105	55	14
Asbestos-related credit	54	-	177
Equity in earnings of nonconsolidated affiliates	166	500	395
Sundry income (expense) - net	243	49	(39)
Interest income	110	173	128
Interest expense and amortization of debt discount	48	52	54
Income before Income Taxes	445	1,138	1,466
Provision for income taxes	118	86	420
Net Income Available for Common Stockholder	$327	$1,052	$1,046
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

(In millions) At December 31	2008	2007
Assets
Current Assets
Cash and cash equivalents	$24	$22
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2008: $1; 2007: $2)	21	26
Related companies	128	487
Other	90	129
Notes receivable from related companies	3,934	3,227
Inventories	187	178
Deferred income taxes and other current assets	64	60
Total current assets	4,448	4,129
Investments
Investments in related companies	972	972
Investments in nonconsolidated affiliates	427	385
Other investments	19	22
Noncurrent receivables	46	46
Noncurrent receivables from related companies	187	306
Total investments	1,651	1,731
Property
Property	7,630	7,509
Less accumulated depreciation	5,744	5,547
Net property	1,886	1,962
Other Assets
Goodwill	-	26
Other intangible assets (net of accumulated amortization - 2008: $135; 2007: $128)	17	22
Deferred income tax assets - noncurrent	439	112
Asbestos-related insurance receivables - noncurrent	658	696
Pension assets	-	699
Deferred charges and other assets	79	88
Total other assets	1,193	1,643
Total Assets	$9,178	$9,465
Liabilities and Stockholder's Equity
Current Liabilities
Notes payable - related companies	$12	$5
Long-term debt due within one year	249	-
Accounts payable:
Trade	170	239
Related companies	299	391
Other	35	29
Income taxes payable	176	185
Asbestos-related liabilities - current	120	141
Accrued and other current liabilities	198	180
Total current liabilities	1,259	1,170
Long-Term Debt	571	820
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurent	662	461
Asbestos-related liabilities - noncurrent	824	1,001
Other noncurrent obligations	298	356
Total other noncurrent liabilities	1,784	1,818
Minority Interest in Subsidiaries	2	2
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	-	-
Additional paid-in capital	312	121
Retained earnings	6,094	5,767
Accumulated other comprehensive loss	(844)	(233)
Net stockholder's equity	5,562	5,655
Total Liabilities and Stockholder's Equity	$9,178	$9,465
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2008	2007	2006
Operating Activities
Net Income Available for Common Stockholder	$327	$1,052	$1,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	273	311	301
Provision (Credit) for deferred income tax	60	(238)	58
Earnings of nonconsolidated affiliates in excess of dividends received	(34)	(169)	(24)
Net gain on sales of property	(14)	(10)	-
Restructuring charges	105	55	14
Other (gain) loss, net	-	(1)	1
Asbestos-related credit	(54)	-	(177)
Goodwill impairment loss	26	-	-
Pension contributions	(2)	(2)	(2)
Changes in assets and liabilities:
Accounts and notes receivable	19	(6)	42
Related company receivables	(348)	(825)	(857)
Inventories	(9)	21	(18)
Accounts payable	(63)	(64)	12
Related company payables	(85)	135	(62)
Other assets and liabilities	(81)	(51)	(112)
Cash provided by operating activities	120	208	222
Investing Activities
Capital expenditures	(252)	(272)	(228)
Proceeds from sales of property	14	22	5
Distributions from nonconsolidated affiliates	-	7	4
Changes in noncurrent receivable from related company	119	(12)	10
Purchases of investments	(19)	(7)	(14)
Proceeds from sales of investments	20	6	3
Cash used in investing activities	(118)	(256)	(220)
Financing Activities
Changes in short-term notes payable	-	(1)	(2)
Payments on long-term debt	-	-	(2)
Cash used in financing activities	-	(1)	(4)
Summary
Increase (Decrease) in cash and cash equivalents	2	(49)	(2)
Cash and cash equivalents at beginning of year	22	71	73
Cash and cash equivalents at end of year	$24	$22	$71
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Stockholder's Equity

(In millions) For the years ended December 31	2008	2007	2006
Common stock
Balance at beginning and end of year	-	-	-
Additional paid-in capital
Balance at beginning of year	$121	$121	$121
Capital contribution	191	-	-
Balance at end of year	312	121	121
Retained earnings
Balance at beginning of year	5,767	4,782	3,736
Cumulative effect of adopting FIN No. 48	-	(67)	-
Net income	327	1,052	1,046
Balance at end of year	6,094	5,767	4,782
Accumulated other comprehensive loss, net of tax
Cumulative translation adjustments at beginning of year	(69)	(72)	(72)
Translation adjustments	8	3	-
Balance at end of year	(61)	(69)	(72)
Minimum pension liability at beginning of year	-	-	(12)
Adjustments	-	-	1
Balance at end of year, 2006 prior to adoption of SFAS No. 158	-	-	(11)
Reversal of Minimum Pension Liability under SFAS No. 158	-	-	11
Recognition of prior service cost and net gain (loss) under SFAS No. 158	-	-	(411)
Pension and Other Postretirement Benefit Plans at beginning of year	(164)	(411)	-
Net prior service cost (credit)	7	(41)	-
Net gain (loss)	(626)	288	-
Pension and Other Postretirement Benefit Plans at end of year	(783)	(164)	(411)
Accumulated investment gain at beginning of year	-	-	-
Net investment results	1	-	-
Balance at end of year	1	-	-
Accumulated derivative gain at beginning of year	-	-	1
Net hedging results	(1)	-	(1)
Balance at end of year	(1)	-	-
Total accumulated other comprehensive loss	(844)	(233)	(483)
Net Stockholder's Equity	$5,562	$5,655	$4,420
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31	2008	2007	2006
Net Income Available for Common Stockholder	$327	$1,052	$1,046
Other Comprehensive Income (Loss), Net of Tax (tax amounts shown below for 2008, 2007, 2006)
Cumulative translation adjustments	8	3	-
Cumulative unrealized gains on investments	1	-	-
Defined benefit pension plans:
Prior service cost (credit) arising during period (net of tax of $2, $(24), $-)	4	(41)	-
Net gain (loss) arising during period (net of tax of $(331), $160, $-)	(627)	270	-
Less: Amortization of prior service cost included in net periodic pension costs (net of tax of $2, $-, $-)	3	-	-
Less: Amortization of net loss included in net periodic pension costs (net of tax of $1, $11, $-)	1	18	-
Minimum pension liability adjustment (net of tax of $-, $-, $1)	-	-	1
Net loss on cash flow hedging derivative instruments	(1)	-	(1)
Total other comprehensive income (loss)	(611)	250	-
Comprehensive Income (Loss)	$(284)	$1,302	$1,046
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE A     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Principles of Consolidation and Basis of Presentation
Except as otherwise indicated by the context, the terms “Corporation” and “UCC” as used herein mean Union Carbide Corporation and its consolidated subsidiaries. The accompanying consolidated financial statements of the Corporation were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Corporation exercises control and, when applicable, entities for which the Corporation has a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation. Investments in nonconsolidated affiliates (20–50 percent owned companies, joint ventures and partnerships) are accounted for on the equity basis, except as noted. See Note N for further discussion.

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

The Corporation utilizes derivative instruments to manage exposures to currency exchange rates, commodity prices and interest rate risk. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are reported in income or AOCI, depending on the use of the derivative and whether it qualifies for hedge accounting treatment under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted.

Gains and losses on derivative instruments that qualify as cash flow hedges are recorded in AOCI, to the extent the hedges are effective, until the underlying transactions are recognized in income. To the extent effective, gains and losses on derivative and nonderivative instruments used as hedges of the Corporation’s net investment in foreign operations are recorded in AOCI as part of the cumulative translation adjustment. The ineffective portions of cash flow hedges and hedges of net investment in foreign operations, if any, are recognized in income immediately.

Gains and losses on derivative instruments designated and qualifying as fair value hedging instruments, as well as the offsetting losses and gains on the hedged items, are reported in income in the same accounting period. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the results included in income.

Inventories
Inventories are stated at the lower of cost or market. The method of determining cost for each subsidiary varies among last-in, first-out (“LIFO”); first-in, first-out (“FIFO”); and average cost, and is used consistently from year to year.

Property
Land, buildings and equipment are carried at cost less accumulated depreciation. Depreciation is based on the estimated service lives of depreciable assets and is calculated using the straight-line method. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income.

Impairment and Disposal of Long-Lived Assets
The Corporation evaluates long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When undiscounted future cash flows are not expected to be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of. Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased.

Asset Retirement Obligations
The Corporation records asset retirement obligations as incurred and reasonably estimable, including obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Corporation. The fair values of obligations are recorded as liabilities on a discounted basis and are accreted over time for the change in present value. Costs associated with the liabilities are capitalized and amortized over the estimated remaining useful life of the asset, generally for periods of 10 years or less.

Investments in Related Companies
Investments in related companies consist of the Corporation’s ownership interests in Dow subsidiaries located in North America, Europe and Latin America. Investments in the Dow subsidiaries have been accounted for using the cost method.

Investments
Investments in debt and marketable equity securities are classified as trading, available-for-sale, or held-to-maturity. Investments classified as trading are reported at fair value with unrealized gains and losses included in income. Those classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in AOCI. Those classified as held-to-maturity are recorded at amortized cost. The cost of investments sold is determined by specific identification. The Corporation routinely reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and when events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the security is written down to fair value.

The excess of the cost of investments in subsidiaries over the values assigned to assets and liabilities is shown as goodwill and is subject to the impairment provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Absent any

impairment indicators, recorded goodwill is tested annually for impairment by comparing the fair value of assets, determined using a discounted cash flow method, with the carrying value.

Revenue
Substantially all of the Corporation’s revenues are from transactions with Dow. Approximately 96 percent of the Corporation’s sales are related to sales of product. The remaining 4 percent are related to the licensing of patents and technology.

Revenue for product sales to related companies is recognized as risk and title to the product transfer to the related company, which occurs either at the time production is complete or FOB (free on board) UCC’s manufacturing facility, in accordance with the sales agreement between the Corporation and Dow. Revenue related to the initial licensing of patents and technology is recognized when earned; revenue related to running royalties is recognized according to licensee production levels.

Revenue for product sales is recognized as risk and title to the product transfer to the customer, which for trade sales, usually occurs at the time shipment is made. Substantially all of the Corporation’s trade sales are sold FOB shipping point or, with respect to countries other than the United States, an equivalent basis. As such, title to the product for trade sales passes when the product is delivered to the freight carrier. UCC’s standard terms of delivery are included in its contracts of sale, order confirmation documents, and invoices. Freight costs and any directly related associated costs of transporting finished product to customers are recorded as “Cost of sales.”

Legal Costs
The Corporation expenses legal costs, including those legal costs expected to be incurred in connection with a loss contingency, as incurred.

Severance Costs
Management routinely reviews its operations around the world in an effort to ensure competitiveness across its businesses and geographic areas. When the reviews result in a workforce reduction related to the shutdown of facilities or other optimization activities, severance benefits are provided to employees primarily under ongoing benefit arrangements. These severance costs are accrued (under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43”) once management commits to a plan of termination including the number of employees to be terminated, their job classifications or functions, their locations and the expected completion date.

Income Taxes
The Corporation accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted rates.

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ from the amounts accrued.

The Corporation recognizes the financial statement effects of an uncertain income tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Corporation accrues for other tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. The current portion of uncertain income tax positions is included in “Income taxes payable” and the long-term portion is included in “Other noncurrent obligations” in the consolidated balance sheets.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. On January 1, 2007, the Corporation adopted the provisions of FIN No. 48. The cumulative effect of adoption was a $67 million reduction of retained earnings. See Note O for further information on income taxes.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The Statement, which was effective December 31, 2006 for the Corporation, requires employers to recognize the funded status of defined benefit postretirement plans as an asset or liability on the balance sheet and to recognize changes in that funded status through comprehensive income. See Note L for further information on pension plans and other postretirement benefits.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. On January 1, 2008, the Corporation adopted the portion of SFAS No. 157 that was not delayed, and since the Corporation’s existing fair value measurements are consistent with the guidance of the Statement, the partial adoption of the Statement did not have a material impact on the Corporation’s consolidated financial statements. Since the Corporation’s existing fair value measurements for pension assets are also consistent with the guidance of the Statement, the adoption of the Statement for pension and postretirement plans at the December 31, 2008 measurement date did not have a material impact on the Corporation’s consolidated financial statements. In accordance with FSP FAS No. 157-2, the provisions of SFAS No. 157 were not applied to the long-lived asset impairments described in Note B or to the goodwill impairments described in Note F. The Corporation does not expect the adoption of the Statement for nonfinancial assets and nonfinancial liabilities on January 1, 2009 to have a material impact on the Corporation’s consolidated financial statements. See Note H for expanded disclosures about fair value measurements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” The Statement requires enhanced disclosures about an entity’s derivative and hedging activities. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008, which is January 1, 2009 for the Corporation; early adoption is encouraged. The Corporation’s disclosures are included in Note G.

In September 2008, the FASB issued FSP FAS No. 133-1 and FIN No. 45-4, “Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” The FSP amends and enhances the disclosure requirements for sellers of credit derivatives (including hybrid instruments that have embedded credit derivatives) and financial guarantees. The FSP was effective for reporting periods ending after November 15, 2008. The Corporation currently does not hold any of these instruments, thus the FSP did not have an impact on the disclosures in the Corporation’s consolidated financial statements at December 31, 2008.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements had not been issued. The adoption of the FSP did not have a material impact on the Corporation’s consolidated financial statements. See Note H for further information on fair value measurements.

Accounting Standards Issued But Not Yet Adopted
In December 2007, the FASB revised SFAS No. 141, “Business Combinations” (“SFAS No. 141R”), to establish revised principles and requirements for how entities will recognize and measure assets and liabilities acquired in a business combination. The Statement is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation will apply the guidance of the Statement to business combinations completed on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” The Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Statement is effective for annual reporting periods beginning on or after December 15, 2008. The Corporation does not expect the adoption of the Statement on January 1, 2009 to have a material impact on the Corporation’s consolidated financial statements. The Corporation will incorporate presentation and disclosure requirements outlined by SFAS No. 160 in the Corporation’s Quarterly Report on Form 10-Q for the period ending March 31, 2009.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP must be applied prospectively to intangible assets acquired in fiscal years beginning after December 15, 2008. The Corporation will apply the guidance of the FSP to intangible assets acquired on or after January 1, 2009.

In November 2008, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 08-6, “Equity Method Investment Considerations.” The Issue is effective in the first reporting period beginning on or after December 15, 2008, which is January 1, 2009 for the Corporation. The Issue addresses accounting for certain transactions and impairment considerations involving equity method investments, in light of SFAS No. 141R and SFAS No. 160. The Corporation will apply the guidance of the Issue to equity method investments acquired on or after January 1, 2009.

In November 2008, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 08-7, “Accounting For Defensive Intangible Assets.” The Issue, which is effective in the first annual reporting period beginning on or after December 15, 2008, which is January 1, 2009 for the Corporation, applies to acquired intangible assets, except for intangible assets used in research and development activities, that are not intended for active use, but rather will be held to prevent others from obtaining access to the asset. The Issue requires such assets to be treated as separate units of accounting and provides guidance on determining the useful life of such assets. The Corporation will apply the guidance of the Issue to defensive intangible assets acquired on or after January 1, 2009.

In December 2008, the FASB issued FSP FAS No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FSP requires new disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, and is effective for fiscal years ending after December 15, 2009, with earlier application permitted. The provisions of the FSP are not required for earlier periods that are presented for comparative purposes.

NOTE B     RESTRUCTURING

2008 Restructuring
On December 5, 2008, the Board of Directors of UCC approved a restructuring plan to improve the cost effectiveness of the Corporation’s global operations. As a result, the Corporation recorded restructuring charges of $105 million (shown as “Restructuring charges” in the consolidated statements of income) in the fourth quarter of 2008 which included the write-off of the net book value of certain assets in Texas and Xiaolan, China, and a workforce reduction to improve the cost effectiveness and to enhance the efficiency of the Corporation’s operations. The charges included a $57 million write-off of the net book value associated with the shutdown of a facility that manufactures NORDELTM hydrocarbon rubber in Seadrift, Texas, the solution vinyl resins facility in Texas City, Texas and the emulsion systems facility in Xiaolan, China; severance of $24 million for a workforce reduction of 399 people and curtailment costs of $24 million associated with the Corporation’s defined benefit plans (see Note L). At December 31, 2008, a liability of $48 million remained for severance and curtailment costs.

2008 Restructuring Activities In millions	Impairment of Long-Lived Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Restructuring charges recognized in the fourth quarter of 2008	$57	$24	$24	$105
Charges against reserve	(57)	-	-	(57)
Reserve balance at December 31, 2008	-	$24	$24	$48

2007 Restructuring
On November 30, 2007, the Board of Directors of UCC approved a plan to shut down certain assets and make organizational changes to enhance the efficiency and cost effectiveness of the Corporation's operations. As a result, based on decisions made by management, the Corporation recorded restructuring charges of $55 million (shown as “Restructuring charges” in the consolidated statements of income) in the fourth quarter of 2007. The charges included a $26 million write-off of the net book value of the polypropylene manufacturing facility at St. Charles Operations in Hahnville, Louisiana, which was shut down at the end of 2007, severance of $17 million for a workforce reduction of 231 people and curtailment costs of $12 million associated with the Corporation’s defined benefit plans (see Note L). At December 31, 2008, severance of $2 million had been paid to 44 employees, and a liability of $15 million remained for 187 employees. The workforce reduction is expected to be completed by December 31, 2009.

The following table summarizes the 2007 and 2008 activities related to the Corporation’s 2007 restructuring reserve:

2007 Restructuring Activities In millions	Impairment of Long-Lived Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Restructuring charges recognized in the fourth quarter of 2007	$26	$12	$17	$55
Charges against reserve	(26)	-	-	(26)
Reserve balance at December 31, 2007	-	$12	$17	$29
Cash payments	-	-	(2)	(2)
Reserve balance at December 31, 2008	-	$12	$15	$27

2006 Restructuring
In 2006, the Corporation recorded restructuring charges totaling $14 million (shown as “Restructuring charges” in the consolidated statements of income) resulting from decisions made by management in the third quarter to improve the competitiveness of its global operations. The decisions resulted in the write-off of the net book value of three manufacturing facilities totaling $10 million (the largest of which was $8 million associated with the shutdown of the peroxymeric chemicals production facility in St. Charles, Louisiana, in October 2006), and costs totaling $4 million related to the dissolution of a consolidated joint venture in China which ceased operations in October 2006.

NOTE C     INVENTORIES

The following table provides a breakdown of inventories:

Inventories at December 31 In millions	2008	2007
Finished goods	$48	$17
Work in process	10	40
Raw materials	55	47
Supplies	74	74
Total inventories	$187	$178

The reserves reducing inventories from a FIFO basis to a LIFO basis amounted to $115 million at December 31, 2008 and $183 million at December 31, 2007. The inventories that were valued on a LIFO basis, principally U.S. chemicals and plastics product inventories, represented 51 percent of the total inventories at December 31, 2008 and 44 percent of the total inventories at December 31, 2007.

A reduction of certain inventories resulted in the liquidation of some of the Corporation’s LIFO inventory layers, which had an immaterial impact on pretax income in 2008, 2007 and 2006.

NOTE D     PROPERTY

Property at December 31	Estimated
In millions	Useful Lives (Years)	2008	2007
Land	-	$51	$52
Land and waterway improvements	15-25	225	215
Buildings	5-55	505	498
Machinery and equipment	3-20	6,071	6,060
Utility and supply lines	5-20	85	82
Other property	3-30	379	377
Construction in progress	-	314	225
Total property		$7,630	$7,509

In millions	2008	2007	2006
Depreciation expense	$271	$270	$275
Manufacturing maintenance and repair costs	$211	$223	$199
Capitalized interest	$15	$13	$10

NOTE E     NONCONSOLIDATED AFFILIATES

The Corporation’s investments in related companies accounted for by the equity method (“nonconsolidated affiliates”) were $427 million at December 31, 2008 and $385 million at December 31, 2007. Dividends received from nonconsolidated affiliates were $132 million in 2008, $331 million in 2007 and $371 million in 2006.

In late fourth quarter 2007, the Corporation, through a series of noncash transactions, contributed its share of EQUATE Petrochemical Company K.S.C. (“EQUATE”) for an increased share in Dow International Holdings Company (“DIHC”). As a result, the Corporation has an ownership interest in DIHC which is accounted for using the cost method. In accordance with the terms of the contribution agreement, Dow made a capital contribution to UCC in the amount of $191 million in the first quarter of 2008. At December 31, 2008, the Corporation had a 19.13 percent ownership interest in DIHC (18.77 percent at December 31, 2007). For additional information, see Note N.

Undistributed earnings of nonconsolidated affiliates included in retained earnings were $245 million at December 31, 2008 and $576 million at December 31, 2007.

All of the nonconsolidated affiliates in which the Corporation has investments are privately held companies; therefore, quoted market prices are not available.

Principal Nonconsolidated Affiliates
The Corporation’s principal nonconsolidated affiliates and the Corporation’s ownership interest for each at December 31, 2008, 2007 and 2006 are shown below:

Principal Nonconsolidated Affiliates at December 31	Ownership Interest
	2008	2007	2006
EQUATE Petrochemical Company K.S.C.	-	-	42.5%
Nippon Unicar Company Limited	50%	50%	50%
The OPTIMAL Group of Companies:
OPTIMAL Chemicals (Malaysia) Sdn. Bhd.	50%	50%	50%
OPTIMAL Glycols (Malaysia) Sdn. Bhd.	50%	50%	50%
OPTIMAL Olefins (Malaysia) Sdn. Bhd.	23.75%	23.75%	23.75%
Univation Technologies, LLC	50%	50%	50%

        The Corporation’s investment in the principal nonconsolidated affiliates was $420 million at December 31, 2008 and $372 million at December 31, 2007, and its equity in earnings was $167 million in 2008, $495 million in 2007 and $385 million in 2006. The summarized financial information presented below represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

Summarized Balance Sheet Information at December 31
In millions	2008	2007
Current assets	$840	$828
Noncurrent assets	1,038	1,086
Total assets	$1,878	$1,914
Current liabilities	$416	$463
Noncurrent liabilities	399	477
Total liabilities	$815	$940

Summarized Income Statement Information
In millions	2008	2007(1)	2006(1)
Sales	$2,410	$3,278	$2,885
Gross profit	$798	$1,478	$1,177
Net income	$515	$1,223	$911
(1) The summarized income statement information for 2007 and 2006 includes the results for EQUATE.

NOTE F     GOODWILL AND OTHER INTANGIBLE ASSETS

During the fourth quarter of 2008, the Corporation performed its annual impairment tests for goodwill. As a result of this review, it was determined that the goodwill associated with polypropylene assets was impaired. Management’s impairment review determined that discounted cash flows did not support the carrying value of the goodwill. This was due to the demand decline in North America and Western Europe; significant new industry capacity which came on stream in 2008 and additional industry capacity which is expected to come on stream in 2009. As a result, the Corporation recognized an impairment loss of $26 million in the fourth quarter of 2008.

The following table provides information regarding the Corporation’s other intangible assets:

Other Intangible Assets at December 31		2008			2007
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	-	$33	$(32)	$1
Patents	2	(1)	$1	3	(2)	1
Software	117	(101)	16	114	(94)	20
Total other intangible assets	$152	$(135)	$17	$150	$(128)	$22

The following table provides information regarding amortization expense:

Amortization Expense In millions	2008	2007	2006
Software, included in “Cost of sales”	$7	$6	$4

Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years In millions
2009	$6
2010	$5
2011	$4
2012	$2
2013	-

NOTE G     FINANCIAL INSTRUMENTS

Investments
The Corporation’s investments in marketable securities are classified as available-for-sale. The Corporation’s investments in debt securities had contractual maturities of one to ten years at December 31, 2008.

Investing Results
In millions	2008	2007	2006
Proceeds from sales of available-for-sale securities	$13	$2	$2

Fair Value of Financial Instruments at December 31
	2008				2007
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities(1):
Debt securities	$13	$1	-	$14	$19	$1	-	$20
Long-term debt including debt due within one year	$(820)	$145	-	$(675)	$(820)	$5	$(9)	$(824)
(1)	Included in “Other investments” in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

The Corporation enters into foreign exchange forward contracts to hedge various currency exposures, primarily related to assets and liabilities denominated in foreign currencies. The primary business objective of the activity is to optimize the U.S. dollar value of the Corporation’s assets and liabilities. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At December 31, 2008, the Corporation had forward contracts to buy, sell or exchange foreign currencies, with expiration dates in the first quarter of 2009, which were immaterial. The Corporation did not designate any derivatives as hedges at December 31, 2008 or December 31, 2007.

During the three-year period ended December 31, 2008, nonconsolidated affiliates of the Corporation had hedging activities that were accounted for as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The Corporation’s proportionate share of the hedging results recorded in accumulated other comprehensive income by the nonconsolidated affiliates is reported as net hedging results in the Corporation’s consolidated statements of stockholder’s equity in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

NOTE H    FAIR VALUE MEASUREMENTS

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements at December 31, 2008	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Debt securities(1)	$14
(1)	Included in “Other investments” in the consolidated balance sheets.

Assets that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets in active markets adjusted for any terms specific to that asset. For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

The prices for Level 2 items (significant other observable inputs) are based on the price a dealer would pay for the security or similar securities. Market inputs are obtained from well established and recognized vendors of market data and placed through tolerance/quality checks.

NOTE I   SUPPLEMENTARY INFORMATION

Accrued and Other Current Liabilities
“Accrued and other current liabilities” were $198 million at December 31, 2008 and $180 million at December 31, 2007. Postretirement benefit obligation, which is a component of “Accrued and other current liabilities,” was $52 million at December 31, 2008 and $54 million at December 31, 2007. No other accrued liabilities were more than 5 percent of total current liabilities.

Other Noncurrent Obligations
“Other noncurrent obligations” were $298 million at December 31, 2008 and $356 million at December 31, 2007. Tax contingency reserve, which is a component of “Other noncurrent obligations,” was $172 million at December 31, 2008 and $141 million at December 31, 2007. No other noncurrent obligations were more than 5 percent of total liabilities.

Sundry Income (Expense) – Net
In millions	2008	2007	2006
Net gain (loss) on sales of assets and securities	$14	$10	$(3)
Foreign exchange gain	-	1	-
Related company commissions - net	(33)	(37)	(40)
Dividend income - related companies	297	109	37
Other - net	(35)	(34)	(33)
Total sundry income (expense) - net	$243	$49	$(39)

Other Supplementary Information
In millions	2008	2007	2006
Cash payments for interest	$59	$66	$62
Cash payments for income taxes	$40	$233	$276
Provision for (recovery of) doubtful receivables (1)	-	$4	$(1)
(1) Included in “Selling, general and administrative expenses” in the consolidated statements of income.

NOTE J    COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At December 31, 2008, the Corporation had accrued obligations of $67 million for environmental remediation and restoration costs, including $18 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2007, the Corporation had accrued obligations of $75 million for environmental remediation and restoration costs, including $23 million for the remediation of Superfund sites. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

The following table summarizes the activity in the Corporation’s accrued obligations for environmental matters for the years ended December 31, 2008 and 2007:

Accrued Liability for Environmental Matters
In millions	2008	2007
Balance at January 1	$75	$77
Additional accruals	30	33
Charges against reserve	(38)	(35)
Balance at December 31	$67	$75

The amounts charged to income on a pretax basis related to environmental remediation totaled $29 million in 2008, $33 million in 2007 and $23 million in 2006. Capital expenditures for environmental protection were $17 million in 2008, $15 million in 2007 and $25 million in 2006.

Litigation
The Corporation is involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters, including, but not limited to: product liability; trade regulation; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts; taxes; and commercial disputes.

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

Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including the Corporation and Amchem, increased in 2001, 2002 and the first half of 2003. Since then, the rate of filing has significantly abated. The Corporation expects more asbestos related suits to be filed against it and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

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

In November 2008, the Corporation requested ARPC to review the Corporation’s historical asbestos claim and resolution activity and determine the appropriateness of updating ARPC’s December 2006 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2008. The resulting study, completed by ARPC in December 2008, stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2023 was estimated to be between $952 million and $1.2 billion. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2008 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

In December 2008, based on ARPC’s December 2008 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $952 million, which covered the 15-year period ending 2023, excluding future defense and processing costs. The reduction was $54 million and was shown as “Asbestos-related credit” in the consolidated statements of income. At December 31, 2008, the asbestos-related liability for pending and future claims was $934 million.
At December 31, 2008, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims. At December 31, 2007, approximately 31 percent of the recorded liability related to pending claims and approximately 69 percent related to future claims.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of 2008, the Corporation had reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $403 million at December 31, 2008 and $467 million at December 31, 2007. At December 31, 2008 and December 31, 2007, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers at December 31
In millions	2008	2007
Receivables for defense costs	$28	$18
Receivables for resolution costs	244	253
Total	$272	$271

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $53 million in 2008, $84 million in 2007 and $45 million in 2006, and was reflected in “Cost of sales.”

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

Because of the uncertainties described above, management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing the Corporation and Amchem. Management believes that it is reasonably possible that the cost of disposing of the Corporation’s asbestos-related claims, including future defense costs, could have a material adverse impact on the Corporation's results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

While it is not possible at this time to determine with certainty the ultimate outcome of any of the legal proceedings and claims referred to in this filing, management believes that adequate provisions have been made for probable losses with respect to pending claims and proceedings, and that, except for the asbestos-related matters described above, the ultimate outcome of all known and future claims, after provisions for insurance, will not have a material adverse impact on the Corporation’s consolidated financial statements. Should any losses be sustained in connection with any of such legal proceedings and claims in excess of provisions provided and available insurance, they will be charged to income when determinable.

Purchase Commitments
At December 31, 2008, the Corporation had various outstanding commitments for take-or-pay agreements, with terms extending from one to fifteen years. Such commitments were not in excess of current market prices. The fixed and determinable portion of obligations under purchase commitments at December 31, 2008 is presented in the following table:

Fixed and Determinable Portion of Take-or-Pay Obligations at December 31, 2008 In millions
2009	$13
2010	14
2011	6
2012	4
2013	4
2014 and beyond	14
Total	$55

Guarantees
The Corporation has undertaken obligations to guarantee the performance of certain nonconsolidated affiliates (including The OPTIMAL Group of Companies and Nippon Unicar Company Limited) if specified triggering events occur. Non-performance under a contract for commercial and/or financial obligations by the guaranteed party would trigger the obligation of the Corporation to make payments to the beneficiary of the guarantees. Financial obligations include debt and lease arrangements.

The following table provides a summary of the final expiration, maximum future payments, and recorded liability reflected in the consolidated balance sheets for these guarantees.

Guarantees In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees at December 31, 2008	2014	$72	$1
Guarantees at December 31, 2007	2014	$77	$1

Conditional Asset Retirement Obligations
In accordance with FIN No. 47, the Corporation has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $9 million at December 31, 2008 and December 31, 2007. The discount rate used to calculate the Corporation’s conditional asset retirement obligations was 7.13 percent (5.08 percent at December 31, 2007). These obligations are included in the consolidated balance sheet as “Accrued and other current liabilities.”

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

NOTE K    NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable at December 31 In millions
	2008	2007
Notes payable – related companies	$12	$5
Year-end average interest rates	2.70%	5.67%

Long-Term Debt at December 31	2008		2007
	Average		Average
In millions	Rate	2008	Rate	2007
Promissory notes and debentures:
6.70% Notes due 2009	6.70%	$249	6.70%	$249
7.875% Debentures due 2023	7.88%	175	7.88%	175
6.79% Debentures due 2025	6.79%	12	6.79%	12
7.50% Debentures due 2025	7.50%	150	7.50%	150
7.75% Debentures due 2096	7.75%	200	7.75%	200
Other facilities:
Pollution control/industrial revenue bonds, maturity 2012	5.09%	37	5.09%	37
Unamortized debt discount	-	(3)	-	(3)
Long-term debt due within a year	-	(249)	-	-
Total long-term debt	-	$571	-	$820

Annual Installments on Long-Term Debt for the Next Five Years In millions
2009	$249
2010	-
2011	-
2012	$37
2013	-

The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. At December 31, 2008, management believes the Corporation was in compliance with the covenants referred to above.

NOTE L     PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension Plans
The Corporation currently has a defined benefit pension plan that covers substantially all employees in the United States. Benefits are based on length of service and the employee’s three highest consecutive years of compensation. Employees hired on or after January 1, 2008 earn benefits that are based on a set percentage of annual pay, plus interest. The Corporation also has a non-qualified supplemental pension plan.

The Corporation’s funding policy is to contribute to the plan when pension laws or economics either require or encourage funding. In 2008, UCC did not make any contributions to its qualified pension plan. UCC does not expect to contribute assets to its qualified pension plan in 2009.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

Pension Plan Assumptions	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2008	2007	2008	2007
Discount rate	6.85%	6.65%	6.65%	5.95%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%	4.50%
Long-term rate of return on assets	-	-	8.00%	8.40%

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

The accumulated benefit obligation for all defined benefit pension plans was $3.4 billion at December 31, 2008 and $3.5 billion at December 31, 2007.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at December 31
In millions	2008	2007
Projected benefit obligation	$3,419	$18
Accumulated benefit obligation	$3,392	$18
Fair value of plan assets	$3,181	-

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

The Corporation funds most of the cost of these health care and life insurance benefits as incurred. No contributions were made to the plan trust in 2008 and UCC does not expect to contribute assets to its other postretirement benefit plan trust in 2009.

The weighted-average assumptions used to determine other postretirement benefit obligations and net periodic benefit costs for the plan are provided in the following table:

Plan Assumptions for Other Postretirement Benefits	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2008	2007	2008	2007
Discount rate	6.95%	6.50%	6.50%	5.85%
Initial health care cost trend rate	9.79%	10.43%	10.43%	8.84%
Ultimate health care cost trend rate	6.00%	6.00%	6.00%	6.00%
Year ultimate trend rate to be reached	2018	2014	2014	2011

Increasing or decreasing the assumed medical cost trend rate by one percentage point in each year would have an immaterial impact on the accumulated postretirement benefit obligation at December 31, 2008 and on the net periodic postretirement benefit cost for the year.

Net Periodic Benefit Cost (Credit) for all Significant Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2008	2007	2006	2008	2007	2006
Service cost	$18	$22	$23	$2	$3	$4
Interest cost	225	214	211	30	30	31
Expected return on plan assets	(310)	(317)	(332)	-	-	-
Amortization of prior service cost (credit)	7	2	2	(2)	(2)	(2)
Amortization of net loss	2	27	31	-	2	3
Termination/curtailment cost(1)	16	5	-	8	6	-
Net periodic benefit cost (credit)	$(42)	$(47)	$(65)	$38	$39	$36
(1)	See Note B for information regarding curtailment costs recorded in 2008 and 2007.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
	Defined Benefit Pension Plans		Other Postretirement Benefits
In millions	2008	2007	2008	2007
Net (gain) loss	$978	$(375)	$(20)	$(55)
Prior service (credit) cost	(6)	64	-	1
Amortization of prior service (cost) credit	(7)	(2)	2	2
Amortization of net loss	(2)	(27)	-	(2)
Total recognized in other comprehensive (income) loss	$963	$(340)	$(18)	$(54)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$921	$(387)	$20	$(15)

Change in Projected Benefit Obligations, Plan Assets and Funded Status of all Significant Plans
	Defined Benefit Pension Plans		Other Postretirement Benefits
In millions	2008	2007	2008	2007
Change in projected benefit obligation:
Benefit obligation at beginning of year	$3,500	$3,712	$490	$548
Service cost	18	22	2	3
Interest cost	225	214	30	30
Amendments	-	64	-	-
Actuarial changes in assumptions and experience	(39)	(238)	(21)	(55)
Benefits paid	(285)	(279)	(41)	(43)
Termination/curtailment cost	9	5	9	7
Other	(9)	-	-	-
Benefit obligation at end of year	$3,419	$3,500	$469	$490

Change in plan assets:
Fair value of plan assets at beginning of year	$4,180	$4,003	-	-
Actual return (loss) on plan assets	(709)	466	-	-
Employer contributions	2	2	-	-
Asset transfer	(7)	(12)	-	-
Benefits paid	(285)	(279)	-	-
Fair value of plan assets at end of year	$3,181	$4,180	-	-

Funded status at end of year	$(238)	$680	$(469)	$(490)

Net amounts recognized in the consolidated balance sheets at December 31:
Noncurrent assets	-	$699	-	-
Current liabilities	$(2)	(2)	$(50)	$(52)
Noncurrent liabilities	(236)	(17)	(419)	(438)
Net amounts recognized in the consolidated balance sheets	$(238)	$680	$(469)	$(490)

Pretax amounts recognized in AOCI at December 31:
Net loss	$1,143	$167	$10	$30
Prior service cost (credit)	61	74	(10)	(12)
Pretax balance in AOCI at end of year	$1,204	$241	-	$18

         In 2009, an estimated net loss of $4 million and prior service cost of $7 million for the defined benefit pension plans will be amortized from AOCI to net periodic benefit cost. In 2009, an estimated prior service credit of $2 million for the other postretirement benefit plan will be amortized from AOCI to net periodic benefit cost.

The Corporation uses a December 31 measurement date for all of its plans.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2008
In millions	Defined Benefit Pension Plans	Other Postretirement Benefits
2009	$286	$52
2010	283	50
2011	278	48
2012	275	45
2013	271	42
2014 through 2018	1,316	200
Total	$2,709	$437

Plan Assets
Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers, and may include alternative investments such as real estate, private equity and other absolute return strategies. At December 31, 2008, plan assets totaled $3.2 billion and included no Dow common stock. At December 31, 2007, plan assets totaled $4.2 billion and included no Dow common stock.

Weighted-Average Allocation of Plan Assets at December 31
	2008	2007
Equity securities	16%	43%
Debt securities	60%	36%
Alternative Investments	24%	21%
Total	100%	100%

Investment Strategy and Risk Management for Plan Assets
The Corporation’s investment strategy for the plan assets is to manage the assets in order to pay retirement benefits to plan participants while minimizing cash contributions from the Corporation over the life of the plans. This is accomplished by diversifying investments in various asset classes and earning an acceptable long-term rate of return consistent with an acceptable degree of risk, while considering the liquidity needs of the plan.

The plan is permitted to use derivative instruments for investment purposes, as well as for hedging the underlying asset and liability exposure and rebalancing the asset allocation. The plan uses value at risk, stress testing, scenario analysis, and Monte Carlo simulation to monitor and manage risk in the portfolios.

Strategic Target Allocation of Plan Assets
Asset Category	Target Allocation	Range
Equity securities	40%	15 - 50%
Debt securities	43%	33 - 68%
Alternative Investments	17%	9 - 25%
Total	100%

NOTE M     LEASED PROPERTY

The Corporation has operating leases primarily for facilities and distribution equipment. The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are as follows:

Minimum Operating Lease Commitments at December 31, 2008 In millions
2009	$6
2010	3
2011	2
2012	2
2013	1
2014 and thereafter	-
Total	$14

Rental expenses under operating leases were $30 million in 2008, $36 million in 2007 and $37 million in 2006 (net of sublease rental income of zero in 2008 and 2007, and $22 million in 2006).

NOTE N     RELATED PARTY TRANSACTIONS

The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s long-standing intercompany pricing policies. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) – net” in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $3.9 billion in 2008, $3.3 billion in 2007 and $3.1 billion in 2006.

The Corporation has a master services agreement with Dow whereby Dow provides services, including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety, and business management for UCC. Under the master services agreement with Dow, for general administrative and overhead type services that Dow routinely allocates to various businesses, UCC is charged the cost of those services based on the Corporation’s and Dow’s relative manufacturing conversion costs. This arrangement results in an average quarterly charge of approximately $6 million (included in “Sundry income (expense) – net”).

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
As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At December 31, 2008, the Corporation had a note receivable of $3.9 billion ($3.2 billion at December 31, 2007) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2009, pursuant to an amendment effective as of September 30, 2008. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At December 31, 2008, $826 million ($813 million at December 31, 2007) was available under the revolving credit agreement. The cash collateral was reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

The Corporation has an insurance receivable from its insurer (an affiliate of Dow) for losses incurred from Hurricane Katrina in 2005 and Hurricanes Gustav and Ike in 2008. At December 31, 2008, the insurance receivable was $47 million and was reported in “Accounts receivable – Related companies.” At December 31, 2007, the insurance receivable was $105 million and was reported in “Noncurrent receivables from related companies” in the consolidated balance sheets.

The Corporation received cash dividends from its investments in  related companies of $297 million in 2008, including $204 million from Dow International Holding Company (“DIHC”) and $82 million from Modeland International Holdings Inc (“Modeland”). In 2007, dividends from its investments in related companies were $109 million (including $98 million from DIHC) and $37 million in 2006. These dividends were included in “Sundry income (expense) – net.”

In December 2007, under the terms of a contribution agreement among UCC, Dow and DIHC, the Corporation contributed its 42.5 percent ownership interest in EQUATE Petrochemical Company K.S.C. (“EQUATE”) to UC Investment B.V. (“UCIBV”), a newly formed Dutch limited liability company in which the Corporation was the sole shareholder. The Corporation then contributed its ownership interest in UCIBV to DIHC in exchange for an increased ownership interest in DIHC. The Corporation has the right to sell its shares in DIHC to Dow anytime during the period January 1, 2009 through December 31, 2011 for an amount calculated using a formula in the agreement, which intends to approximate fair value. In accordance with the terms of the contribution agreement, Dow made a capital contribution to UCC in the amount of $191 million in the first quarter of 2008. At December 31, 2008, the Corporation had a 19.13 percent ownership interest in DIHC (18.77 percent at December 31, 2007) which the Corporation accounts for using the cost method.

In accordance with the Amended and Restated Tax Sharing Agreement between the Corporation and Dow, the Corporation made payments of $33 million to Dow in 2008 to cover the Corporation’s estimated federal tax liability for 2008; payments were $287 million in 2007.

NOTE O     INCOME TAXES

Operating loss carryforwards at December 31, 2008 amounted to $607 million compared with $1,290 million at the end of 2007. Such amounts included U.S. state and local operating loss carryforwards determined more likely than not to be utilized. At December 31, 2008, $6 million of the operating loss carryforwards was subject to expiration in the years 2009 through 2013. The remaining balances expire in years beyond 2013 or have an indefinite carryforward period. Tax credit carryforwards amounted to $39 million at December 31, 2008 and $59 million at December 31, 2007, all of which expire in years beyond 2013.

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $60 million at December 31, 2008, $72 million at December 31, 2007 and $73 million at December 31, 2006. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

The Corporation had valuation allowances, which were primarily related to the realization of recorded tax benefits on tax loss carryforwards from operations in the United States of $111 million at December 31, 2008 and $49 million at December 31, 2007.

The tax rate for 2008 was positively impacted by after-tax income from joint ventures and dividends received from investments in related companies accounted for using the cost method. The Corporation determined during 2008 that it was more likely than not that certain tax loss carryforwards in the United States would not be utilized due to lower forecasted earnings and deteriorating market conditions, offsetting the positive impacts, resulting in net increases to the Corporation’s valuation allowances of $46 million. These events resulted in an effective tax rate for 2008 that was lower than the U.S. statutory rate. UCC’s reported effective tax rate for 2008 was 26.5 percent.

In 2007, the Corporation, through a series of noncash transactions, contributed its investment in EQUATE to DIHC, resulting in a favorable impact to the “Provision for income taxes” of $195 million in the fourth quarter of 2007. See Notes E and N for further information. These events, combined with lower earnings from certain of the Corporation’s joint ventures, resulted in an effective tax rate for 2007 that was lower than the U.S. statutory rate. UCC’s reported effective tax rate for 2007 was 7.6 percent.

The Corporation’s tax rate for 2006 was lower than the U.S. statutory rate due to an excess of earnings by a number of joint ventures over dividends received from those companies and the benefit of dividend income from related companies. UCC’s reported effective tax rate for 2006 was 28.6 percent.

Domestic and Foreign Components of Income Before Income Taxes
In millions	2008	2007	2006
Domestic	$447	$1,141	$1,465
Foreign	(2)	(3)	1
Total	$445	$1,138	$1,466

Reconciliation to U.S. Statutory Rate
In millions	2008	2007	2006
Taxes at U.S. statutory rate	$156	$399	$513
Equity earnings effect	(70)	(121)	(142)
Change in EQUATE legal ownership structure	-	(195)	-
Foreign income taxed at rates other than 35%	1	1	1
U.S. tax effect of foreign earnings and dividends	14	86	94
U.S. business credits	(4)	(9)	(28)
Benefit of dividend income from related companies	(58)	(34)	-
Unrecognized tax benefits	16	34	-
Tax contingency reserve adjustments	-	-	66
State and local tax impact	56	(24)	(59)
Other – net	7	(51)	(25)
Total tax provision	$118	$86	$420
Effective tax rate	26.5%	7.6%	28.6%

Provision for Income Taxes
	2008			2007			2006
In millions	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$63	$62	$125	$300	$(239)	$61	$351	$117	$468
State and local	(13)	(2)	(15)	17	1	18	-	(59)	(59)
Foreign	9	(1)	8	7	-	7	11	-	11
Total	$59	$59	$118	$324	$(238)	$86	$362	$58	$420

Deferred Tax Balances at December 31	2008		2007
In millions	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property	$1	$292	-	$344
Tax loss and credit carryforwards	161	-	$151	-
Postretirement benefit obligations	662	360	342	343
Other accruals and reserves	470	41	400	51
Inventory	8	-	8	-
Long-term debt	-	1	-	1
Investments	-	1	2	-
Other – net	56	75	66	9
Subtotal	$1,358	$770	$969	$748
Valuation allowance	(111)	-	(49)	-
Total	$1,247	$770	$920	$748

Uncertain Tax Positions
On January 1, 2007, the Corporation adopted the provisions of FIN No. 48 “Accounting for Uncertainty in Income Taxes.” The cumulative effect of adoption was a $67 million reduction of retained earnings. At December 31, 2008, the total amount of unrecognized tax benefits was $265 million ($269 million at December 31, 2007), of which $247 million ($259 million at December 31, 2007) would impact the effective tax rate, if recognized.

Interest income and penalties associated with unrecognized tax benefits are recognized as components of the “Provision for income taxes” and were $20 million in 2008. Interest expense and penalties associated with unrecognized tax benefits are recognized as components of the “Provision for income taxes” and were $22 million in 2007. The Corporation’s accrual for interest and penalties was $35 million at December 31, 2008 and $57 million at December 31, 2007.

Total Gross Unrecognized Tax Benefits
In millions	2008	2007
Balance at January 1	$269	$251
Increases related to positions taken on items from prior years	15	30
Decreases related to positions taken on items from prior years	(8)	(29)
Increases related to positions taken in current year	11	17
Settlement of uncertain tax positions with tax authorities	(22)	-
Balance at December 31	$265	$269

The Corporation is included in Dow’s consolidated federal income tax group and consolidated tax return. Current and deferred tax expenses are calculated for the Corporation as a stand-alone group and are allocated to the group from the consolidated totals. UCC is currently under examination in a number of tax jurisdictions, including the U.S. federal, varous state and foreign jurisdictions. It is reasonably possible that these examinations may be resolved within twelve months. As a result, it is reasonably possible that the total gross unrecognized tax benefits of the Corporation will be reduced by approximately $70 million ($80 million at December 31, 2007). The amount of the settlement remains uncertain and it is reasonably possible that before settlement, the amount of gross unrecognized tax benefits may increase or decrease by approximately $10 million. The impact on the Corporation’s results of operations is expected to be immaterial.

Tax years that remain subject to examination for the Corporation’s tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31
Jurisdiction	Earliest Open Year
	2008	2007
United States:
Federal income tax	2001	2001
State and local income tax	1996	1989

The reserve for non-income tax contingencies related to issues in the United States was $29 million at December 31, 2008 and $50 million at December 31, 2007. This is management’s best estimate of the potential liability for other tax contingencies. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of those accrued will have a material adverse impact on the Corporation’s consolidated financial statements.

NOTE P     BUSINESS AND GEOGRAPHIC SEGMENT INFORMATION

Dow conducts its worldwide operations through global businesses. The Corporation’s business activities comprise components of Dow’s global businesses rather than stand-alone operations. The Corporation sells its products to Dow in order to simplify the customer interface process. The products are sold to Dow at market-based prices in accordance with Dow’s long-standing intercompany pricing policy. Because there are no separable reportable business segments for the Corporation under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and no detailed business information is provided to a chief operating decision maker regarding the Corporation's stand-alone operations, the Corporation’s results are reported as a single operating segment.

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location. Sales to external customers and long-lived assets by geographic area were as follows:

In millions	United States	Asia Pacific	Rest of World	Total
2008
Sales to external customers (1)	$94	$58	$67	$219
Long-lived assets	$1,872	$9	$5	$1,886
2007
Sales to external customers (1)	$101	$71	$39	$211
Long-lived assets	$1,945	$12	$5	$1,962
2006
Sales to external customers (1)	$352	$118	$36	$506
Long-lived assets	$1,950	$15	$5	$1,970
(1)    Of the total sales to external customers, China represented approximately 14 percent in 2008, 19 percent in 2007 and 15 percent in 2006, and is included in Asia Pacific.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting and concluded that, as of December 31, 2008, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

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

/s/ PATRICK E. GOTTSCHALK	/s/ EUDIO GIL
Patrick E. Gottschalk President and Chief Executive Officer	Eudio Gil Vice President, Treasurer and Chief Financial Officer

/s/ WILLIAM H. WEIDEMAN
William H. Weideman, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

February 12, 2009

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

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Dow’s Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Dow and its subsidiaries (including the Corporation) by its independent auditor, subject to the de minimus exception for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by Dow’s Audit Committee prior to the completion of the audit. The Corporation’s management and its board of directors subscribe to these policies and procedures. For the years ended December 31, 2008 and 2007, professional services were performed for the Corporation by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”).

Total fees paid to the Deloitte Entities were:

In thousands	2008	2007
Audit fees (1)	$1,747	$1,669
Audit-related fees (2)	434	252
Tax fees	4	5
Total	$2,185	$1,926
(1)    The aggregate fees billed for the audit of the Corporation’s annual financial statements, the reviews of the financial statements in Quarterly Reports on Form 10-Q, statutory audits and other regulatory filings.

(2) Primarily for agreed-upon procedures, engagements and audits of employee benefit plans’ financial statements.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents are filed as part of this report:

1. The Corporation’s 2008 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II.

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

3. The following financial statements of the Corporation’s former nonconsolidated affiliate (see Note N), EQUATE Petrochemical Company K.S.C., are presented pursuant to Rule 3-09 of Regulation S-X:

Independent Auditor’s report
Balance sheets at December 31, 2007 and 2006
Statements of income for the years ended December 31, 2007, 2006 and 2005
Statements of changes in equity for the years ended December 31, 2007, 2006 and 2005
Statements of cash flows for the years ended December 31, 2007, 2006 and 2005
Notes to financial statements

4.  Exhibits – See the Exhibit Index on pages 81-82 of this Annual Report on Form 10-K for exhibits filed with this Annual Report on Form 10-K (see below) and for exhibits incorporated by reference.

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

The following registered service mark of American Chemistry Council appears in this report:  Responsible Care

	Union Carbide Corporation	Schedule II
Valuation and Qualifying Accounts
In millions	For the Years Ended December 31

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
Description	Balance at Beginning of Year	Additions to Reserves	Deductions from Reserves	Balance at End of Year
2008
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$2	-	$1	(1)	$1

2007
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$2	-	-		$2

2006
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$3	-	$1	(1)	$2

	2008	2007	2006
(1) Deductions represent:
Notes and accounts receivable written off	$1	-	$1

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

EQUATE Petrochemical Company KSC (Closed)

Statements of Income

		For the years ended December 31,
		2007 US$’000	2006 US$’000	2005 US$’000
	Notes
Sales	14	1,205,713	986,213	961,453
Cost of sales	17	(388,075)	(367,977)	(313,545)
Gross profit		817,638	618,236	647,908
Polypropylene plant management fee	14	1,000	1,000	1,000
General, administrative and selling expenses	17	(51,895)	(52,434)	(51,351)
Operating income		766,743	566,802	597,557
Interest income	14	71,819	29,282	5,754
Foreign exchange loss		(1,363)	(521)	(341)
Other income		1,817	229	1,199
Finance costs	18	(62,276)	(24,199)	(10,472)
Net income before contribution to Kuwait Foundation for Advancement of Sciences (“KFAS”) and Directors’ fees		776,740	571,593	593,697
Contribution to KFAS		(7,270)	(5,143)	(5,336)
Directors’ fees		(148)	(136)	(302)
Net income for the year		769,322	566,314	588,059

The accompanying notes form an integral part of these financial statements.

EQUATE Petrochemical Company KSC (Closed)

Statements of Changes in Equity

		Share capital US$’000	Retained earnings US$’000	Total US$’000
	Note
Balance as at January 1, 2005		700,000	672,773	1,372,773
Dividends paid		-	(558,000)	(558,000)
Net income for the year		-	588,059	588,059
Balance as at December 31, 2005		700,000	702,832	1,402,832
Dividends paid		-	(530,000)	(530,000)
Net income for the year		-	566,314	566,314
Balance as at December 31, 2006		700,000	739,146	1,439,146
Dividends paid	13	-	(510,000)	(510,000)
Net income for the year		-	769,322	769,322
Balance as at December 31, 2007		700,000	998,468	1,698,468

The accompanying notes form an integral part of these financial statements.

EQUATE Petrochemical Company KSC (Closed)

Statements of Cash flows

	For the years ended December 31,
	2007 US$’000	2006 US$’000	2005 US$’000

OPERATING ACTIVITIES
Net income for the year	769,322	566,314	588,059
Adjustments for:
Depreciation and amortisation	111,248	105,478	101,551
Finance costs	62,276	24,199	10,472
Interest income	(71,819)	(29,282)	(5,754)
Allowance for obsolete and slow moving spare parts	300	13,641	500
Loss on disposal of property, plant and equipment	-	3,732	-
Provision for retirement benefit obligation and long term incentives net of payments	6,535	6,955	4,567
	877,862	691,037	699,395
Trade receivables	(22,685)	(6,418)	59,064
Prepayments and other assets	(9,307)	4,390	(12,709)
Due from related parties	213,917	130,678	20,942
Inventories	(1,236)	(2,880)	(5,514)
Accounts payable	116	13,694	2,434
Accruals and other liabilities	(1,090)	10,011	(15,024)
Due to related parties	10,263	(27,194)	19,150
Net cash generated by operating activities	1,067,840	813,318	767,738
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(296,084)	(360,016)	(128,112)
Purchases of intangible assets	-	-	(528)
Long-term loans advanced to related parties	(750,000)	(719,770)	-
Short-term loan repaid by / (advanced to) related party	-	100,000	(100,000)
Interest received	69,340	25,624	4,796
Net cash used in investing activities	(976,744)	(954,162)	(223,844)
FINANCING ACTIVITIES
Proceeds from term debt	760,000	885,000	-
Loan origination fees paid	(159)	(5,664)	(211)
Finance costs paid	(75,696)	(40,207)	(11,589)
Dividends paid	(510,000)	(530,000)	(558,000)
Repayment of finance lease	-	(99,898)	-
Repayment of syndicated bank loan	-	(99,897)	-
Net cash generated by / (used in) financing activities	174,145	109,334	(569,800)
Net increase / (decrease) in cash and bank balances	265,241	(31,510)	(25,906)
Cash and bank balances at beginning of the year	151,465	182,975	208,881
Cash and bank balances at end of the year	416,706	151,465	182,975
NON-CASH TRANSACTIONS
Purchase of property, plant and equipment	(37,788)	(32,967)	-

The accompanying notes form an integral part of these financial statements.

EQUATE Petrochemical Company KSC (Closed)

Notes to Financial Statements

1	INCORPORATION AND ACTIVITIES

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
The financial statements were approved by the board of directors and authorised for issue on February 14, 2008.

2	ADOPTION OF NEW AND REVISED STANDARDS
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
The directors anticipate that the adoption of these Standards and Interpretations in future periods will have no material financial impact on the financial statements of the Company in the period of initial application

3	SIGNIFICANT ACCOUNTING POLICIES

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
Transactions denominated in foreign currencies are translated into US$ at rates of exchange prevailing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies are retranslated into US$ at rates of exchange prevailing at the balance sheet date. The resultant exchange differences are recorded in the statement of income

Term debt

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

4	CRITICAL JUDGEMENTS AND KEY SOURCES OF ESTIMATION UNCERTAINTY

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

5	CASH AND BANK BALANCES
		As at December 31,
		2007 US$’000	2006 US$’000

	Cash and bank balances	19,853	28,822
	Time deposits	396,853	122,643
		416,706	151,465

All bank accounts of the Company are assigned as security for the Company’s obligations under the term debt facility agreement (see note 15). The effective interest rate on time deposits as at December 31, 2007 was 5.21% (2006: 4.93%) per annum.

6	TRADE RECEIVABLES, NET
		As at December 31,
		2007 US$’000	2006 US$’000

	Trade receivables	145,560	122,875
	Less: allowance for doubtful debts	(102)	(102)
		145,458	122,733

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

7	INVENTORIES
		As at December 31,
		2007 US$’000	2006 US$’000
	Raw materials	16,292	20,233
	Finished goods	13,725	9,820
	Spare parts	13,299	26,168
		43,316	56,221
	Allowance for obsolete and slow moving spare parts	(300)	(14,141)
		43,016	42,080
Movement in the allowance for obsolete and slow moving spare parts:
		For the years ended December 31,
		2007 US$’000	2006 US$’000
	Balance at beginning of the year	14,141	500
	Increase in allowance recognized in the statement of income	300	13,641
	Amounts written off during the year	(14,141)	-
		300	14,141

During the year, the Company recognised inventories of US$ 196,045 thousand (2006:US$ 156,902 thousand) as expenses in the statement of income and is included in cost of sales.
Amounts written off during the year relate to obsolete spare parts which were fully provided for in 2006.

8	PROPERTY, PLANT AND EQUIPMENT
		Buildings and roads	Plant and equipment	Office furniture and equipment	Assets under construction	Total
		US$’000	US$’000	US$’000	US$’000	US$’000
	Cost
	As at January 1, 2006	35,535	1,559,823	88,984	141,841	1,826,183
	Additions	-	53,949	-	356,097	410,046
	Disposals	-	(6,786)	-	-	(6,786)
	Transfers	2,530	59,611	6,861	(69,002)	-
	As at January 1, 2007	38,065	1,666,597	95,845	428,936	2,229,443
	Additions	-	-	-	347,155	347,155
	Disposals	(5,865)	(28,055)	(1,156)	-	(35,076)
	Transfers	29,056	31,121	(24,816)	(35,361)	-
	As at December 31, 2007	61,256	1,669,663	69,873	740,730	2,541,522
	Accumulated depreciation
	As at January 1, 2006	17,136	641,156	65,945	-	724,237
	Charge for the year	1,657	88,678	4,143	-	94,478
	Disposals	-	(3,054)	-	-	(3,054)
	As at January 1, 2007	18,793	726,780	70,088	-	815,661
	Charge for the year	1,757	96,811	1,680	-	100,248
	Disposals	(5,865)	(28,055)	(1,156)	-	(35,076)
	Transfers	15,588	-	(15,588)	-	-
	As at December 31, 2007	30,273	795,536	55,024	-	880,833
	Carrying amount
	As at December 31, 2007	30,983	874,127	14,849	740,730	1,660,689
	As at December 31, 2006	19,272	939,817	25,757	428,936	1,413,782

Assets under construction mainly consist of capital construction costs incurred on new utilities and infrastructure facilities and EQUATE expansion project under the Olefins II projects (see note 14). The related commitments are reported in note 21.

In 2007, borrowing costs amounting to US$ 13 million (2006: US$ 17 million) on qualifying assets was added to the cost of those assets.

The Company’s property, plant and equipment have been assigned as security for the term debt facility granted to the Company (see note 15).

9	INTANGIBLE ASSETS
		As at December 31,
		2007 US$’000	2006 US$’000
	Cost
	Technology and licence contributed by UCC	220,000	220,000
	Licence fee paid to Parsons E&C Europe Ltd	216	72
	Licence fees paid to UCC	11,706	11,706
	Olefin technology	195	195
	As at December 31	232,117	231,973

	For the years ended December 31,
	2007 US$’000	2006 US$’000
Accumulated amortisation
As at 1 January	99,466	88,466
Charge for the year	11,000	11,000
As at December 31	110,466	99,466
Carrying amount	121,651	132,507

In 1996, UCC contributed the technology and licences concerned in consideration for US$ 220 million. During 2004 and 2005, the Company paid licence fees of US$ 11.25 million and US$ 0.528 million respectively to UCC for PE expansion.

10	ACCRUALS AND OTHER LIABILITIES
		As at December 31,
		2007 US$’000	2006 US$’000
	Sales commission	674	849
	Ocean freight	3,004	3,642
	Staff incentive	8,882	6,481
	Staff saving schemes	2,725	-
	Staff leave and other employee benefits	7,314	3,053
	Interest on term debt	336	884
	Accrual for KFAS	12,413	5,103
	Accrual for new utilities and infrastructure facilities (see note 8)	37,788	32,967
	Other capital project accrual	3,034	8,848
	Feed gas supply	22,187	2,687
	Others	6,077	3,770
		104,434	68,284

11	DEFERRED INCOME

Deferred income represents reservation right fees accrued to the extent of construction cost incurred by the Company during 2006 and 2007. Such fees are receivable from the Olefins II project entities (see note 14).

12	SHARE CAPITAL

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

13	PROPOSED DIVIDEND

The directors proposed a cash dividend of US$ 692 million for the year ended December 31, 2007       (2006: US$ 510 million) which is subject to the approval of shareholders at the annual General Assembly. This dividend has not been recorded in the accompanying financial statements, and will be recorded only once it has been approved by the shareholders.

14	RELATED PARTY TRANSACTIONS

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

Details of significant related party transactions are disclosed below:
	For the years ended December 31,
	2007 US$’000	2006 US$’000	2005 US$’000
a) Revenues
Polypropylene plant management fees from PIC	1,000	1,000	1,000
Sales of EG to MEG International FZE	533,773	391,514	329,283
Interest income on short-term loan to TKOC	-	-	872
Interest income on long-term loans to TKOC and TKSC	63,973	23,950	-

b) Purchases and expenses
Feed gas and fuel gas purchased from PIC	143,981	103,666	73,150
Catalyst purchased from DOW	1,857	9,637	2,281
Catalyst purchased from UNIVATION	2,441	4,865	10,038
Operating cost reimbursed by PIC for running of polypropylene plant	(26,890)	(24,271)	(22,732)
Expenses reimbursed by PIC and DOW for Olefins II projects	-	-	(6,535)
Operating costs reimbursed to EMC	2,607	2,223	2,512
Staff secondment costs reimbursed to UCC	3,360	3,351	3,089

c) Key management compensation
Salaries and other short term benefits	2,818	2,321	2,253
Terminal benefits	48	47	112

	As at December 31,
	2007 US$’000	2006 US$’000
d) Due from related parties
Due from PIC	9,154	10,221
Due from DOW	55	133
Due from TKOC	36,880	24,402
Due from TKSC	13,411	25,659
Due from KARO	-	44,890
Due from KPPC	20,822	426
Due from KPC	191	-
Due from Kuwait National Petroleum Company (“KNPC”)	6,229	5,451
Due from MEG International FZE	72,942	26,521
Due from MEG Europe	-	11,349
	159,684	149,052

	As at December 31,
	2007 US$’000	2006 US$’000
e) Long-term loans to related parties
TKOC	1,142,570	597,570
TKSC	327,200	122,200
	1,469,770	719,770

f) Due to related parties
Due to PIC	24,053	12,327
Due to DOW	-	700
Due to UCC	522	1,889
Due to EMC	-	172
Due to TKOC	-	2,409
Due to TKSC	-	661
Advance from MEG International FZE	3,846	-
	28,421	18,158
g) Deferred income
Reservation right fees accrued and receivable from TKOC, TKSC, KPPC and PIC (see note 11)	510,521	288,303

15	LONG-TERM DEBT

	As at December 31,
	2007 US$’000	2006 US$’000

Term debt	1,639,820	879,568

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

16	RETIREMENT BENEFIT OBLIGATION

The most recent actuarial valuation of the present value of the defined benefit obligation was carried out at December 31, 2007. The present value of the defined benefit obligation, and the related current service cost and past service cost, were measured using the Projected Unit Credit Method.
The principal assumptions used for the purposes of the actuarial valuations were as follows:

For the year ended December 31, 2007
Discount rate	6.5%
Expected rate of increase in
- Basic Salary & Variable allowances including overtime and incentives	8.7% p.a in 2008 gradually reducing to 5.5% p.a over 5 years and level thereafter
- Average annual & quarterly incentives	13.2% p.a
Long-term inflation	2.5% p.a
Mid-term real GDP Growth	4% p.a

Demographic assumptions
Retirement age
- Kuwaiti employees	Age 50
- Non-Kuwaiti employees	Age 55

The total charge for the year is US$ 5.63 million which has been included in the statement of income as follows:
For the year ended December 31, 2007 US$’000
Cost of sales	4,733
General, administrative and selling expenses	901
5,634
Movements in the present value of the defined benefit obligation in the current year were as follows:
For the year ended December 31, 2007 US$’000
Balance as at January 1	26,342
Current service cost	5,634
Benefits paid	(784)
Balance as at December 31	31,192

17	STAFF COSTS, DEPRECIATION AND AMORTIZATION
	Staff costs, depreciation and amortisation charges are included in the statement of income under the following categories:
		For the years ended December 31,
		2007 US$’000	2006 US$’000	2005 US$’000
	Staff costs:
	Cost of sales	78,056	63,125	54,148
	General, administrative and selling expenses	24,416	26,375	21,843
		102,472	89,500	75,991

Depreciation and amortisation:
Cost of sales	97,054	87,621	84,095
General, administrative and selling expenses	14,194	17,857	17,456
	111,248	105,478	101,551

18	FINANCE COSTS
		For the years ended December 31,
		2007 US$’000	2006 US$’000	2005 US$’000
	Interest on short-term and long-term debts	75,559	41,262	11,650
	Less: Amounts included in cost of qualifying assets (see note 8)	(13,283)	(17,063)	(1,178)
		62,276	24,199	10,472

19	RECONCILIATION TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES

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
The Company’s comprehensive income in accordance with US GAAP for the years ended December 31, 2007, 2006 and 2005 was $ 775,159, $ 577,314 and $ 599,059 respectively.

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

Under US GAAP, the Company’s contribution to KFAS, and directors’ fees are considered part of operating income, as follows:
	For the years ended December 31,
	2007 US$’000	2006 US$’000	2005 US$’000
Operating income in accordance with IFRS	766,743	566,802	597,557
Items increasing / (decreasing) reported operating income:
U.S. GAAP adjustments to operating income related to amortisation	11,000	11,000	11,000
Difference in retirement benefits related to IAS – 19 “Employee benefits”	(5,163)	-	-
Contributions to KFAS	(7,270)	(5,143)	(5,336)
Directors’ fees	(148)	(136)	(302)
Operating income in accordance with US GAAP	765,162	572,523	602,919

20	FINANCIAL INSTRUMENTS

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

Exposure to credit risk

The carrying amount of financial assets represents the maximum credit exposure. The maximum exposure to credit risk at the reporting date was:

	As at December 31,
	2007 US$’000	2006 US$’000
Trade receivables, net	145,458	122,773
Due from related parties	159,684	149,052
Long-term loans to related parties	1,469,770	719,770
	1,774,912	991,595

The maximum exposure to credit risk for trade receivables at the reporting date by geographic region was:
	As at December 31,
	2007 US$’000	2006 US$’000
Domestic & Gulf Cooperation Council countries (GCC)	18,608	15,706
Asia	71,922	60,705
Europe	14,082	11,886
Other regions	40,846	34,476
	145,458	122,773

The table below shows the credit limit and balance of 5 major counterparties at the balance sheet date:

		As at December 31, 2007		As at December 31, 2006
Counterparty	Location	Credit limit	Carrying amount	Credit limit	Carrying amount
		US$’ 000	US$’ 000	US$’ 000	US$’ 000
MEGlobal International FZE	Dubai	100,000	72,942	50,000	26,521
Bee Lian Plastic Industries	Malaysia	11,230	10,106	6,680	6,186
Continental Industries Group Inc	Turkey	10,000	8,217	-	-
Obegi Chemicals Sal	Lebanon	9,250	1,947	-	-
Kassas & Al-Kurdi Company	Syria	5,100	3,932	-	-

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

Set out below is a comparison by category of carrying amounts and fair values of all of the Company’s financial instruments that are carried in the financial statements:

	As at December 31, 2007		As at December 31, 2006
	Carrying amount	Fair value	Carrying amount	Fair value
	US$’ 000	US$’ 000	US$’ 000	US$’ 000
Financial assets
Cash and bank balances	416,706	416,706	151,465	151,465
Trade receivables, net	145,458	145,458	122,773	122,773
Due from related parties	159,684	159,684	149,052	149,052
Long-term loans to related parties	1,469,770	1,469,770	719,770	719,770

	As at December 31, 2007		As at December 31, 2006
	Carrying amount	Fair value	Carrying amount	Fair value
	US$’ 000	US$’ 000	US$’ 000	US$’ 000
Financial liabilities
Trade payables	26,920	26,920	26,804	26,804
Due to related parties	28,421	28,421	18,158	18,158
Long-term debt	1,639,820	1,639,820	879,568	879,568

21	COMMITMENTS AND CONTINGENT LIABILITIES
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

22
COMPARATIVE FIGURES

Reclassification have been made to present the long term incentives separately in the balance sheet. In addition, certain immaterial comparative figures have been reclassified to conform to the current year’s presentation.

Union Carbide Corporation and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February 2009.

UNION CARBIDE CORPORATION
By:	/s/ W. H. WEIDEMAN
W. H. Weideman, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 18th day of February 2009 by the following persons in the capacities indicated:

/s/ PATRICK E. GOTTSCHALK	/s/ GLENN J. MORAN
Patrick E. Gottschalk, Director	Glenn J. Moran, Director
President and Chief Executive Officer

/s/ EUDIO GIL	/s/ DUNCAN A. STUART
Eudio Gil, Vice President, Treasurer and	Duncan A. Stuart, Director
Chief Financial Officer

/s/ W. H. WEIDEMAN
W. H. Weideman, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

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

3.1
Restated Certificate of Incorporation of Union Carbide Corporation under Section 807 of the Business Corporation Law, as filed on May 13, 2008 (see Exhibit 3.1.4 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

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
10.3
Third Amended and Restated Agreement (to Provide Materials and Services), dated as of March 1, 2008, between the Corporation and Dow Hydrocarbons and Resources LLC (see Exhibit 10.3 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

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

10.5.6
Sixth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of September 30, 2008, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors. (see Exhibit 10.5.6 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.6
Amended and Restated Pledge and Security Agreement dated as of May 28, 2004, between the Corporation and The Dow Chemical Company (see Exhibit 10.29 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.7
Second Amended and Restated Revolving Loan Agreement, effective as of November 1, 2005, between the Corporation and The Dow Chemical Company (see Exhibit 10.7 of the Corporation’s 2005 Annual Report on Form 10-K).

10.7.1
First Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of December 31, 2007, between the Corporation and The Dow Chemical Company (see Exhibit 10.7.1 of the Corporation’s 2007 Annual Report on Form 10-K).

10.8
Purchase and Sale Agreement dated as of September 30, 2005, between Catalysts, Adsorbents and Process Systems, Inc. and Honeywell Specialty Materials LLC (see Exhibit 10.8 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.9
Contribution Agreement dated as of December 21, 2007, among the Corporation, Dow International Holdings Company and The Dow Chemical Company (see Exhibit 10.9 of the Corporation’s 2007 Annual Report on Form 10-K).

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

A copy of any exhibit listed above may be obtained on written request to the Secretary's Office, Union Carbide Corporation, 1254 Enclave Parkway, Houston, Texas  77077