Form 10-Q
period 2009-03-31
UNION CARBIDE CORP /NEW/
filed 2009-05-04
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2009

Commission file number: 1-1463

UNION CARBIDE CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-1421730 (I.R.S. Employer Identification No.)
1254 Enclave Parkway, Houston, Texas 77077 (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: 281-966-2727

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                            ☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such  files)                                                                                                    ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☑	Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

At March 31, 2009, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2009	2008
Net trade sales	$35	$46
Net sales to related companies	1,003	1,989
Total Net Sales	1,038	2,035
Cost of sales	1,019	1,961
Research and development expenses	14	19
Selling, general and administrative expenses	3	3
Restructuring charges	4	-
Equity in earnings of nonconsolidated affiliates	2	54
Sundry income (expense) - net	(3)	70
Interest income	6	32
Interest expense and amortization of debt discount	14	12
Income (Loss) before Income Taxes	(11)	196
Provision (Credit) for income taxes	(38)	41
Net Income Attributable to Union Carbide Corporation	$27	$155
Depreciation	$68	$65
Capital Expenditures	$21	$40
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31,	Dec. 31,
In millions (Unaudited)	2009	2008
Assets
Current Assets
Cash and cash equivalents	$20	$24
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2009: $1; 2008: $1)	27	21
Related companies	114	128
Other	79	90
Notes receivable from related companies	3,799	3,934
Inventories	190	187
Other current assets and deferred income taxes	38	64
Total current assets	4,267	4,448
Investments
Investments in related companies	972	972
Investments in nonconsolidated affiliates	402	427
Other investments	22	19
Noncurrent receivables	46	46
Noncurrent receivables from related companies	211	187
Total investments	1,653	1,651
Property
Property	7,634	7,630
Less accumulated depreciation	5,797	5,744
Net property	1,837	1,886
Other Assets
Other intangible assets (net of accumulated amortization 2009: $136; 2008: $135)	16	17
Deferred income tax assets - noncurrent	421	439
Asbestos-related insurance receivables - noncurrent	657	658
Deferred charges and other assets	81	79
Total other assets	1,175	1,193
Total Assets	$8,932	$9,178
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$11	$12
Long-term debt due within one year	249	249
Accounts payable:
Trade	172	170
Related companies	193	299
Other	28	35
Income taxes payable	69	176
Asbestos-related liabilities - current	123	120
Accrued and other current liabilities	203	198
Total current liabilities	1,048	1,259
Long-Term Debt	571	571
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	646	662
Asbestos-related liabilities - noncurrent	800	824
Other noncurrent obligations	284	298
Total other noncurrent liabilities	1,730	1,784
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	-	-
Additional paid-in capital	312	312
Retained earnings	6,122	6,094
Accumulated other comprehensive loss	(852)	(844)
Union Carbide Corporation's stockholder's equity	5,582	5,562
Noncontrolling interests	1	2
Total equity	5,583	5,564
Total Liabilities and Equity	$8,932	$9,178
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2009	2008
Operating Activities
Net Income	$27	$155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75	81
Provision (credit) for deferred income tax	(8)	60
Earnings of nonconsolidated affiliates in excess of (less than) dividends received	16	(42)
Net gain on sales of property	-	(7)
Other gain, net	-	(1)
Restructuring charges	4	-
Pension contributions	(1)	(1)
Changes in assets and liabilities:
Accounts and notes receivable	-	11
Related company receivables	149	(436)
Inventories	(3)	(13)
Accounts payable	23	47
Related company payables	(107)	131
Other assets and liabilities	(134)	44
Cash provided by operating activities	41	29
Investing Activities
Capital expenditures	(21)	(40)
Change in noncurrent receivable from related company	(24)	7
Proceeds from sales of property	-	6
Purchases of investments	(8)	(2)
Proceeds from sales of investments	8	2
Cash used in investing activities	(45)	(27)
Summary
Increase (Decrease) in cash and cash equivalents	(4)	2
Cash and cash equivalents at beginning of year	24	22
Cash and cash equivalents at end of period	$20	$24
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity
	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2009	2008
Common Stock
Balance at beginning of year and end of period	-	-
Additional Paid-in Capital
Balance at beginning of year	$312	$121
Capital contribution	-	191
Balance at end of period	312	312
Retained Earnings
Balance at beginning of year	6,094	5,767
Net income	27	155
Other	1	-
Balance at end of period	6,122	5,922
Accumulated Other Comprehensive Loss, Net of Tax
Cumulative Translation Adjustments at beginning of year	(61)	(69)
Translation adjustments	(5)	6
Balance at end of period	(66)	(63)
Pension and Other Postretirement Benefit Plans at beginning of year	(783)	(164)
Net gain (loss)	(2)	1
Pension and Other Postretirement Benefit Plans at end of period	(785)	(163)
Accumulated Investment Gain at beginning of year	1	-
Net investment results	(1)	-
Balance at end of period	-	-
Accumulated Derivative Gain at beginning of year	(1)	-
Net hedging results	-	(1)
Balance at end of period	(1)	(1)
Total accumulated other comprehensive loss	(852)	(227)
Union Carbide Corporation's Stockholder's Equity	5,582	6,007
Noncontrolling Interests	1	2
Total Equity	$5,583	$6,009
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2009	2008
Net Income Attributable to Union Carbide Corporation	$27	$155
Other Comprehensive Income (Loss), Net of Tax
Cumulative translation adjustment	$(5)	$6
Pension and other postretirement benefit plans adjustment	(2)	1
Net unrealized losses on investments	(1)	-
Net loss on cash flow hedging derivative instruments	-	(1)
Total other comprehensive income (loss)	(8)	6
Comprehensive Income Attributable to Union Carbide Corporation	$19	$161
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

Intercompany transactions and balances are eliminated in consolidation. Transactions with the Corporation’s parent company, Dow, and other Dow subsidiaries have been reflected as related company transactions in the consolidated financial statements. See Note J for further discussion.

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE B     RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” The Statement established accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. The Statement was effective January 1, 2009 for the Corporation. The retrospective presentation and disclosure requirements outlined by SFAS No. 160 have been incorporated in this Quarterly Report on Form 10-Q for the interim period ended March 31, 2009.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. On January 1, 2009, the Corporation adopted SFAS No. 157 for these assets and liabilities. Since the Corporation’s existing fair value measurements for nonfinancial assets and nonfinancial liabilities are consistent with the Statement, the adoption of the Statement did not have a material impact on the Corporation’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133.” The Statement requires enhanced disclosures about an entity’s derivative and hedging activities. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008, which was January 1, 2009 for the Corporation. The Corporation’s disclosures are included in Note F.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value per SFAS No. 157, if the acquisition-date fair value can be reasonably determined. If the fair value cannot be reasonably determined, then the asset or liability should be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5.” The FSP also requires new disclosures for the assets and liabilities within the scope of the FSP. The Corporation will apply the guidance of the FSP to business combinations completed on or after January 1, 2009.

Accounting Standards Issued But Not Yet Adopted
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FSP requires new disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, and is effective for fiscal years ending after December 15, 2009, with earlier application permitted. The provisions of the FSP are not required for earlier periods that are presented for comparative purposes. The Corporation will include the required disclosures in the Corporation’s Annual Report on Form 10-K for the annual period ending December 31, 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," and APB Opinion

No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments during all interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Corporation. The Corporation will include the required disclosures in the Corporation’s Quarterly Report on Form 10-Q for the interim period ending June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Corporation. The FSP is not anticipated to have a material impact on the Corporation’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Corporation. The FSP is not anticipated to have a material impact on the Corporation’s consolidated financial statements.

NOTE C     RESTRUCTURING

2008 Restructuring
On December 5, 2008, the Board of Directors of UCC approved a restructuring plan to improve the cost effectiveness of the Corporation’s global operations. As a result, the Corporation recorded restructuring charges of $105 million in the fourth quarter of 2008 which included the write-off of the net book value of certain assets in Texas and Xiaolan, China, and a workforce reduction to improve the cost effectiveness and to enhance the efficiency of the Corporation’s operations. The charges included a $57 million write-off of the net book value associated with the shutdown of a facility that manufactures NORDELTM hydrocarbon rubber in Seadrift, Texas, the solution vinyl resins facility in Texas City, Texas and the emulsion systems facility in Xiaolan, China; severance of $24 million for a workforce reduction of 399 people; and curtailment costs of $24 million associated with the Corporation’s defined benefit plans. During the first quarter of 2009, the Corporation identified an additional 50 employees to be separated under the 2008 restructuring plan, resulting in the recognition of an additional $4 million of severance cost. At March 31, 2009, severance of $8 million had been paid to 131 employees. At March 31, 2009 a liability of $20 million remained for approximately 318 employees. The workforce reduction is expected to be completed by the end of 2010. The following table summarizes the 2009 activities related to the Corporation’s 2008 restructuring reserve:

2009 Activities Related to 2008 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2008	$24	$24	$48
Adjustment to the reserve	-	4	4
Cash payments	-	(8)	(8)
Reserve balance at March 31, 2009	$24	$20	$44

2007 Restructuring
On November 30, 2007, the Board of Directors of UCC approved a plan to shut down certain assets and make organizational changes to enhance the efficiency and cost effectiveness of the Corporation's operations. As a result, based on decisions made by management, the Corporation recorded restructuring charges of $55 million in the fourth quarter of 2007. The charges included a $26 million write-off of the net book value of the polypropylene manufacturing facility at St. Charles Operations in Hahnville, Louisiana, which was shut down at the end of 2007, severance of $17 million for a workforce reduction of 231 people and curtailment costs of $12 million associated with the Corporation’s defined benefit plans. At December 31, 2008, severance of $2 million had been paid to 44 employees, and a liability of $15 million remained for 187 employees. In the first quarter of 2009, severance of $2 million was paid to 21 employees, leaving a liability of $13 million for 166 employees at March 31, 2009. The workforce reduction is expected to be completed by December 31, 2009.

The following table summarizes the 2009 activities related to the Corporation’s 2007 restructuring reserve:

2009 Activities Related to 2007 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2008	$12	$15	$27
Cash payments	-	(2)	(2)
Reserve balance at March 31, 2009	$12	$13	$25

NOTE D     INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	March 31, 2009	Dec. 31, 2008
Finished goods	$48	$48
Work in process	5	10
Raw materials	47	55
Supplies	90	74
Total inventories	$190	$187

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $95 million at March 31, 2009 and $115 million at December 31, 2008.

NOTE E     OTHER INTANGIBLE ASSETS

The following table provides information regarding the Corporation’s other intangible assets:

Other Intangible Assets	At March 31, 2009			At December 31, 2008
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	-	$33	$(33)	-
Patents	2	(1)	$1	2	(1)	$1
Software	117	(102)	15	117	(101)	16
Total other intangible assets	$152	$(136)	$16	$152	$(135)	$17

Amortization expense for software, which is included in “Cost of sales,” was $1 million in the first quarter of 2009 and $2 million in the first quarter of 2008. Amortization expense for other intangible assets (not including software) was immaterial in the first quarter of 2009 and the first quarter of 2008. Total estimated amortization expense for 2009 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2009	$6
2010	$5
2011	$4
2012	$2
2013	-
2014	-

NOTE F     FINANCIAL INSTRUMENTS

The Corporation enters into foreign exchange forward contracts to hedge various currency exposures, primarily related to assets and liabilities denominated in foreign currencies. The primary business objective of the activity is to optimize the U.S. dollar value of the Corporation’s assets and liabilities. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At March 31, 2009, the Corporation had forward contracts to buy, sell or exchange foreign currencies, with expiration dates in the second quarter of 2009, which were immaterial. The Corporation did not designate any derivatives as hedges at March 31, 2009 or December 31, 2008.

At March 31, 2009 and December 31, 2008, nonconsolidated affiliates of the Corporation had hedging activities that were accounted for as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The Corporation’s proportionate share of the hedging results recorded in accumulated other comprehensive income by the nonconsolidated affiliates is reported as net hedging results in the Corporation’s consolidated statements of equity in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

NOTE G     FAIR VALUE MEASUREMENTS

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements at March 31, 2009 In millions	Significant Other Observable Inputs (Level 2)
Assets at fair value:
Debt securities (1)	$18
(1)	Included in “Other investments” in the consolidated balance sheets.

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

NOTE H     COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2009, the Corporation had accrued obligations of $67 million for environmental remediation and restoration costs, including $16 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2008, the Corporation had accrued obligations of $67 million for environmental remediation and restoration costs, including $18 million for the remediation of Superfund sites. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

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

Based on ARPC’s December 2006 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased the asbestos-related liability for pending and future claims for the 15-year period ending in 2021 to $1.2 billion at December 31, 2006.

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

In December 2008, based on ARPC’s December 2008 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased the asbestos-related liability for pending and future claims by $54 million to $952 million, which covered the 15-year period ending in 2023, excluding future defense and processing costs. At December 31, 2008, the asbestos-related liability for pending and future claims was $934 million. At December 31, 2008, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

Based on the Corporation’s review of 2009 activity, the Corporation determined that no adjustment to the accrual was required at March 31, 2009. The Corporation’s asbestos-related liability for pending and future claims was $910 million at March 31, 2009. Approximately 22 percent of the recorded liability related to pending claims and approximately 78 percent related to future claims.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the first quarter of 2009, the Corporation had reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $403 million at March 31, 2009 and December 31, 2008. At March 31, 2009 and December 31, 2008, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers
In millions	March 31, 2009	Dec. 31, 2008
Receivables for defense costs	$26	$28
Receivables for resolution costs	245	244
Total	$271	$272

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $11 million in the first quarter of 2009 and $14 million in the first quarter of 2008 and was reflected in “Cost of sales.”

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

The amounts recorded for the asbestos-related liability and related insurance receivable described above were based upon current, known facts. However, future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries to be higher or lower than those projected or those recorded.

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

The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for these guarantees.

Guarantees In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees at March 31, 2009	2014	$68	$1
Guarantees at December 31, 2008	2014	$72	$1

Conditional Asset Retirement Obligations
The Corporation has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $9 million at March 31, 2009 and December 31, 2008. The discount rate used to calculate the Corporation’s asset retirement obligations was 7.13 percent, unchanged from December 31, 2008. These obligations are included in the consolidated balance sheets as “Accrued and other current liabilities.”

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

NOTE I     PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost (Credit) for All Significant Plans
	Defined Benefit Pension Plans		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
In millions	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Service cost	$4	$5	-	$1
Interest cost	56	56	$8	7
Expected return on plan assets	(75)	(78)	-	-
Amortization of prior service cost (credit)	1	2	-	(1)
Amortization of net loss	1	1	-	-
Net periodic benefit cost (credit)	$(13)	$(14)	$8	$7

NOTE J     RELATED PARTY TRANSACTIONS

The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s long-standing intercompany pricing policies. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) – net” in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $373 million in the first quarter of 2009 and $1.0 billion in the first quarter of 2008.

The Corporation has a master services agreement with Dow whereby Dow provides services including but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety, and business management for UCC. Under the master services agreement with Dow, for general administrative and overhead type services that Dow routinely allocates to various businesses, UCC is charged the cost of those services based on the Corporation’s and Dow’s relative manufacturing conversion costs. This arrangement resulted in a quarterly charge of $5 million in the first quarter of 2009 (included in “Sundry income (expense) – net”), compared with $6 million in the first quarter of 2008.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have LIBOR-based interest rates with varying maturities. At March 31, 2009, the Corporation had a note receivable of $3.7 billion ($3.9 billion at December 31, 2008) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2009, pursuant to an amendment effective as of September 30, 2008. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At March 31, 2009, $830 million ($826 million at December 31, 2008) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

The Corporation has an insurance receivable from its insurer (an affiliate of Dow) for losses incurred from Hurricane Katrina in 2005 and Hurricanes Gustav and Ike in 2008. At March 31, 2009, the insurance receivable was $45 million, of which $15 million was reported in “Accounts receivable – Related companies” and $30 million was reported in “Noncurrent receivables from related companies” in the consolidated balance sheets. At December 31, 2008, the insurance receivable was $47 million and was reported in “Accounts receivable – Related companies” in the consolidated balance sheets.

The Corporation received cash dividends from its related company investments of $10 million in the first quarter of 2009, compared with $77 million in the first quarter of 2008, which included a dividend of $75 million from Dow International Holdings Company (“DIHC”). These dividends are included in “Sundry income (expense) – net.”

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the three-month period ended March 31, 2009, the most recent period, compared with the three-month period ended March 31, 2008, the corresponding period in the preceding fiscal year.

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

RESULTS OF OPERATIONS
Total net sales for the first quarter of 2009 were $1,038 million compared with $2,035 million for the first quarter of 2008, a decrease of 49 percent.

Net sales to related companies for the first quarter of 2009 were $1,003 million compared with $1,989 million for the first quarter of 2008, a decrease of 50 percent. Selling prices to Dow are based on market prices for the related products. Average selling prices for most products were lower in the first quarter of 2009 compared with the first quarter of 2008, with ethylene glycol and polypropylene having the most significant declines. Ethyleneamines, polyglycols and surfactants were the only products with higher selling prices compared with the first quarter of 2008. Sales volume was lower for all products in the first quarter of 2009 compared with the first quarter of 2008 reflecting the impact of the global economic recession.

Cost of sales decreased 48 percent from $1,961 million in the first quarter of 2008 to $1,019 million in the first quarter of 2009 principally due to lower feedstock and energy costs, lower sales volume and cost control measures.

Equity in earnings of nonconsolidated affiliates was $2 million in the first quarter of 2009 compared with $54 million in the first quarter of 2008, as the Corporation’s joint ventures were also impacted by the recessionary environment. Equity earnings from the OPTIMAL Group of Companies and Univation Technologies decreased significantly compared with the first quarter of 2008.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow and gains and losses on sales of investments and assets. Sundry income (expense) – net for the first quarter of 2009 was expense of $3 million compared with income of $70 million for the first quarter of 2008, which included a  dividend of $75 million from DIHC. See Note J to the Consolidated Financial Statements.

Interest income was $6 million in the first quarter of 2009 compared with $32 million in the first quarter of 2008, due to lower interest rates. Interest expense and amortization of debt discount was $14 million in the first quarter of 2009 compared with $12 million in the first quarter of 2008.

The Corporation reported a tax benefit of $38 million in the first quarter of 2009 due to audit settlements in the United States. This compared with tax expense of $41 million and an effective tax rate of 21 percent in the same quarter last year. The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, dividends received from investments in related companies and the level of income relative to tax credits available.

The Corporation reported net income of $27 million for the first quarter of 2009, compared with $155 million for the first quarter of 2008. The results for the first quarter of 2009 reflected the downturn of the global economy, as lower demand put downward pressure on prices, which more than offset lower feedstock and energy costs and resulted in lower margins.

OTHER MATTERS

Recent Accounting Pronouncements
See Note B to the Consolidated Financial Statements for a summary of recent accounting pronouncements. In addition, see Note G to the Consolidated Financial Statements for the Corporation’s disclosures about fair value measurements. The sensitivity of fair value measurements is immaterial relative to the assets and liabilities measured at fair value, as well as to the total equity of the Corporation.

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 10-K”) describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The Corporation’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2008 10-K. Since December 31, 2008, there have been no material changes in the Corporation’s critical accounting policies.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2009	2008
Claims unresolved at January 1	75,706	90,322
Claims filed	2,295	2,716
Claims settled, dismissed or otherwise resolved	(3,199)	(2,854)
Claims unresolved at March 31	74,802	90,184
Claimants with claims against both UCC and Amchem	24,126	28,893
Individual claimants at March 31	50,676	61,291

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

Based on ARPC’s December 2006 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased the asbestos-related liability for pending and future claims for the 15-year period ending in 2021 to $1.2 billion at December 31, 2006.

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

In December 2008, based on ARPC’s December 2008 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased the asbestos-related liability for pending and future claims by $54 million to $952 million, which covered the 15-year period ending in 2023, excluding future defense and processing costs. At December 31, 2008, the asbestos-related liability for pending and future claims was $934 million. At December 31, 2008, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

Based on the Corporation’s review of 2009 activity, the Corporation determined that no adjustment to the accrual was required at March 31, 2009. The Corporation’s asbestos-related liability for pending and future claims was $910 million at March 31, 2009. Approximately 22 percent of the recorded liability related to pending claims and approximately 78 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs	Three Months Ended		Aggregate Costs
In millions	March 31, 2009	March 31, 2008	to Date as of March 31, 2009
Defense costs	$11	$14	$636
Resolution costs	$24	$42	$1,410

The average resolution payment per asbestos claimant and the rate of new claim filings has fluctuated both up and down since the beginning of 2001. The Corporation’s management expects such fluctuations to continue in the future based upon a number of factors, including the number and type of claims settled in a particular period, the jurisdictions in which such claims arose and the extent to which any proposed legislative reform related to asbestos litigation is being considered.

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $11 million in the first quarter of 2009 and $14 million in the first quarter of 2008 and was reflected in “Cost of sales.”

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the first quarter of 2009, the Corporation had reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $403 million at March 31, 2009 and December 31, 2008. At March 31, 2009 and December 31, 2008, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers
In millions	March 31, 2009	Dec. 31, 2008
Receivables for defense costs	$26	$28
Receivables for resolution costs	245	244
Total	$271	$272

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

Summary
The amounts recorded for the asbestos-related liability and related insurance receivable described above were based upon current, known facts. However, future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries to be higher or lower than those projected or those recorded.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments in asbestos-related matters occurred during the first quarter of 2009. For a summary of the history and current status of asbestos-related matters, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note H to the Consolidated Financial Statements.

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

Issues involving the acquisition of Rohm and Haas Company by The Dow Chemical Company, the Corporation’s parent company, could have a liquidity impact on the Corporation.
Because Dow is a service provider, material debtor, and the major customer of the Corporation, certain events and situations affecting Dow’s acquisition of Rohm and Haas Company, as noted below, could potentially impact sources of liquidity for the Corporation.

Dow’s integration of Rohm and Haas Company, which was acquired on April 1, 2009, could present significant challenges to Dow. The integration will require the attention of Dow management and employees, which could lessen time spent on services and administrative functions provided to the Corporation pursuant to negotiated agreements. Moreover, if the integration is not completed as planned, it could negatively impact Dow’s financial condition and results of operations.

To finance the acquisition, Dow borrowed $9.2 billion pursuant to a Term Loan Agreement and issued preferred equity securities in the amount of $7 billion. This financing will require Dow to make additional interest and dividend payments and thus may reduce Dow’s flexibility to respond to changing business and economic conditions. Although Dow’s credit rating was reduced in 2009, Dow is currently investment grade. If Dow’s credit rating is reduced below investment grade, it could have a negative impact on Dow’s ability to access credit markets. Dow is focused on reducing its indebtedness and intends to pursue a strategy of divesting certain assets to achieve that goal. If Dow is unable to successfully sell such assets, Dow could have difficulty reducing its indebtedness, which could result in further downgrades of its credit ratings, adversely affecting Dow's financial condition and results of operations.

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
The Corporation is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At March 31, 2009, the Corporation had accrued obligations of $67 million for environmental remediation and restoration costs, including $16 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Corporation’s operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters may result in significant unanticipated costs or liabilities.

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

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. At March 31, 2009, the Corporation’s asbestos-related liability for pending and future claims was $910 million and the Corporation’s receivable for insurance recoveries related to its asbestos liability was $403 million. At March 31, 2009, the Corporation also had receivables of $271 million for insurance recoveries for defense and resolution costs. Management believes that it is reasonably possible that the cost of disposing of the Corporation’s asbestos-related claims, including future defense costs, could have a material adverse impact on the Corporation’s consolidated financial statements.

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

Increased concerns regarding the safety of chemicals in commerce and their potential impact on the environment could lead to new regulations.
Concerns regarding the safety of chemicals in commerce and the potential impact on the environment reflect a growing trend in societal demands for increasing levels of product safety and environmental protection. These concerns could manifest into additional pressure for more stringent regulatory intervention. In addition, these concerns could influence public perceptions, the viability of the Corporation’s products, the Corporation’s reputation, the cost to comply with regulations, and the ability to attract and retain employees, which could have a negative impact on the Corporation’s results of operations.

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

Date: May 4, 2009
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