Form 10-Q
period 2009-06-30
UNION CARBIDE CORP /NEW/
filed 2009-08-03
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2009

Commission file number: 1-1463

UNION CARBIDE CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-1421730 (I.R.S. Employer Identification No.)
1254 Enclave Parkway, Houston, Texas 77077 (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: 281-966-2727

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                             ☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                     ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☑	Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

At June 30, 2009, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
In millions (Unaudited)	2009	2008	2009	2008
Net trade sales	$43	$50	$78	$96
Net sales to related companies	1,248	1,905	2,251	3,894
Total Net Sales	$1,291	$1,955	$2,329	$3,990
Cost of sales	1,060	1,882	2,079	3,843
Research and development expenses	13	19	27	38
Selling, general and administrative expenses	3	3	6	6
Restructuring charges	162	-	166	-
Equity in earnings of nonconsolidated affiliates	4	63	6	117
Sundry income (expense) - net	5	(14)	2	56
Interest income	4	26	10	58
Interest expense and amortization of debt discount	10	13	24	25
Income before Income Taxes	$56	$113	$45	$309
Provision (credit) for income taxes	(1)	68	(39)	109
Net Income Attributable to Union Carbide Corporation	$57	$45	$84	$200
Depreciation	$70	$66	$138	$131
Capital Expenditures	$20	$59	$41	$99
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30,	Dec. 31,
In millions (Unaudited)	2009	2008
Assets
Current Assets
Cash and cash equivalents	$19	$24
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2009: $1; 2008: $1)	20	21
Related companies	311	128
Other	89	90
Notes receivable from related companies	3,648	3,934
Inventories	199	187
Other current assets and deferred income taxes	89	64
Total current assets	4,375	4,448
Investments
Investments in related companies	972	972
Investments in nonconsolidated affiliates	404	427
Other investments	21	19
Noncurrent receivables	46	46
Noncurrent receivables from related companies	190	187
Total investments	1,633	1,651
Property
Property	7,567	7,630
Less accumulated depreciation	5,941	5,744
Net property	1,626	1,886
Other Assets
Other intangible assets (net of accumulated amortization 2009: $138; 2008: $135)	12	17
Deferred income tax assets - noncurrent	410	439
Asbestos-related insurance receivables - noncurrent	627	658
Deferred charges and other assets	79	79
Total other assets	1,128	1,193
Total Assets	$8,762	$9,178
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$11	$12
Long-term debt due within one year	-	249
Accounts payable:
Trade	176	170
Related companies	233	299
Other	29	35
Income taxes payable	104	176
Asbestos-related liabilities - current	110	120
Accrued and other current liabilities	187	198
Total current liabilities	850	1,259
Long-Term Debt	571	571
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	627	662
Asbestos-related liabilities - noncurrent	793	824
Other noncurrent obligations	278	298
Total other noncurrent liabilities	1,698	1,784
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	-	-
Additional paid-in capital	312	312
Retained earnings	6,178	6,094
Accumulated other comprehensive loss	(848)	(844)
Union Carbide Corporation's stockholder's equity	5,642	5,562
Noncontrolling interests	1	2
Total equity	5,643	5,564
Total Liabilities and Equity	$8,762	$9,178
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	Six Months Ended
	June 30,	June 30,
In millions (Unaudited)	2009	2008
Operating Activities
Net Income	$84	$200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132	157
Charge (credit) for deferred income tax	(42)	100
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	16	(86)
Net gain on sales of property	(3)	(7)
Restructuring charges	166	-
Pension contributions	(1)	(1)
Other gains, net	(1)	-
Changes in assets and liabilities:
Accounts and notes receivable	(32)	7
Related company receivables	103	(473)
Inventories	(12)	(48)
Accounts payable	27	69
Related company payables	(68)	142
Other assets and liabilities	(86)	10
Cash provided by operating activities	283	70
Investing Activities
Capital expenditures	(41)	(99)
Changes in noncurrent receivable from related company	(3)	23
Proceeds from sales of property	6	6
Purchases of investments	(13)	(4)
Proceeds from sales of investments	12	7
Cash used in investing activities	(39)	(67)
Financing Activities
Payments on long-term debt	(249)	-
Cash used in financing activities	(249)	-
Summary
Increase (decrease) in cash and cash equivalents	(5)	3
Cash and cash equivalents at beginning of year	24	22
Cash and cash equivalents at end of period	$19	$25
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity
	Six Months Ended
	June 30,	June 30,
In millions (Unaudited)	2009	2008
Common Stock
Balance at beginning of year and end of period	-	-
Additional Paid-in Capital
Balance at beginning of year	$312	$121
Capital contribution	-	191
Balance at end of period	312	312
Retained Earnings
Balance at beginning of year	6,094	5,767
Net income	84	200
Balance at end of period	6,178	5,967
Accumulated Other Comprehensive Loss, Net of Tax
Cumulative Translation Adjustments at beginning of year	(61)	(69)
Translation adjustments	(3)	2
Balance at end of period	(64)	(67)
Pension and Other Postretirement Benefit Plans at beginning of year	(783)	(164)
Adjustments to pension and other postretirement benefit plans	(1)	3
Pension and Other Postretirement Benefit Plans at end of period	(784)	(161)
Accumulated Investment Gain at beginning of year and end of period	1	-
Accumulated Derivative Gain at beginning of year	(1)	-
Net hedging results	-	(1)
Balance at end of period	(1)	(1)
Total accumulated other comprehensive loss	(848)	(229)
Union Carbide Corporation's Stockholder's Equity	5,642	6,050
Noncontrolling Interests	1	2
Total Equity	$5,643	$6,052
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
In millions (Unaudited)	2009	2008	2009	2008
Net Income Attributable to Union Carbide Corporation	$57	$45	$84	$200
Other Comprehensive Income (Loss), Net of Tax
Net unrealized gain on investments	$1	-	-	-
Translation adjustments	2	$(4)	$(3)	$2
Adjustments to pension and other postretirement benefit plans	1	2	(1)	3
Net loss on cash flow hedging derivative instruments	-	-	-	(1)
Total other comprehensive income (loss)	4	(2)	(4)	4
Comprehensive Income	$61	$43	$80	$204
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

NOTE B     RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” The Statement established accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. The Statement was effective January 1, 2009 for the Corporation. The retrospective presentation and disclosure requirements outlined by SFAS No. 160 have been incorporated in this Quarterly Report on Form 10-Q for the interim period ended June 30, 2009.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. On January 1, 2009, the Corporation adopted SFAS No. 157 for these assets and liabilities. The Corporation’s previous fair value measurements for nonfinancial assets and nonfinancial liabilities were consistent with the guidance of the Statement; therefore, adoption of the Statement did not have a material impact on the Corporation’s consolidated financial statements.  The required disclosures are included in Note H.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” The Statement requires enhanced disclosures about an entity’s derivative and hedging activities. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008, which was January 1, 2009 for the Corporation. The Corporation’s enhanced disclosures are included in Note G.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value per SFAS No. 157, if the acquisition-date fair value can be reasonably determined. If the fair value cannot be reasonably determined, then the asset or liability should be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5.” The FSP also requires new disclosures for the assets and liabilities within the scope of the FSP. The Corporation will apply the guidance of the FSP to future business combinations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments during all interim reporting periods. The FSP was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The Corporation’s enhanced disclosures are included in Note G.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of the FSP did not have a material impact on the Corporation’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of the FSP did not have a material impact on the Corporation’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The Statement establishes the principles and requirements for evaluating and reporting subsequent events, including the period subject to evaluation for subsequent events, the circumstances requiring recognition of subsequent events in the financial statements, and the required disclosures. The Statement was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The Corporation has evaluated subsequent events in accordance with the Statement through the filing of this Quarterly Report on Form 10-Q on August 3, 2009.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” The Statement amends SFAS No. 140 to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The Statement is effective for annual periods beginning after November 15, 2009, which is January 1, 2010 for the Corporation, and for interim periods within that annual reporting period. The Corporation is currently evaluating the impact of adopting the Statement on January 1, 2010.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which amends the consolidation guidance applicable to variable interest entities and requires additional disclosures concerning an enterprise’s continuing involvement with variable interest entities. The Statement is effective for annual periods beginning after November 15, 2009, which is January 1, 2010 for the Corporation, and for interim periods within that annual reporting period. The Corporation is currently evaluating the impact of adopting the Statement on January 1, 2010.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.” The Statement establishes the FASB Accounting Standards Codification, along with rules and interpretive releases of the U.S. Securities and Exchange Commission under authority of federal securities laws, as the source of authoritative GAAP in the United States. The Statement is effective for interim and annual reporting periods ending after September 15, 2009, which is September 30, 2009 for the Corporation. The Corporation will conform to the FASB Accounting Standards Codification in the Quarterly Report on Form 10-Q for the interim period ending September 30, 2009.

NOTE C     RESTRUCTURING

2009 Restructuring
On June 30, 2009, the Board of Directors of UCC approved a restructuring plan to improve the cost effectiveness of the Corporation’s global operations. As a result, the Corporation recorded restructuring charges of $162 million in the second quarter of 2009, which included the second quarter of 2009 shutdown of certain facilities that produce ethylene as well as ethylene oxide/ethylene glycol in Hahnville, Louisiana ($38 million) and certain related capital project write-offs ($7 million). In addition, due to the expected loss on the United States Federal Trade Commission required divestiture of certain specialty latex assets resulting from Dow’s acquisition of Rohm and Haas Company, the Corporation recognized an impairment charge in the second quarter of 2009 ($114 million). Included in the second quarter restructuring charge is severance of approximately $3 million for 41 people related to the plant shutdowns and corporate workforce reductions. At June 30, 2009, a severance liability of $3 million remained for 40 people.

The following table summarizes the activities related to the Corporation’s restructuring reserve:

2009 Restructuring Activities In millions	Impairment of Long-Lived Assets and Other Assets	Severance Costs	Total
Restructuring charges recognized in the second quarter of 2009	$159	$3	$162
Charges against reserve	(159)	-	(159)
Reserve balance at June 30, 2009	-	$3	$3

2008 Restructuring
On December 5, 2008, the Board of Directors of UCC approved a restructuring plan to improve the cost effectiveness of the Corporation’s global operations. As a result, the Corporation recorded restructuring charges of $105 million in the fourth quarter of 2008 which included the write-off of the net book value of certain assets in Texas and Xiaolan, China, and a workforce reduction to improve the cost effectiveness and to enhance the efficiency of the Corporation’s operations. The charges included a $57 million write-off of the net book value associated with the shutdown of a facility that manufactures NORDELTM hydrocarbon rubber in Seadrift, Texas, the solution vinyl resins facility in Texas City, Texas and the emulsion systems facility in Xiaolan, China; severance of $24 million for a workforce reduction of 399 people; and curtailment costs of $24 million associated with the Corporation’s defined benefit plans. During the first quarter of 2009, the Corporation identified an additional 50 employees to be separated under the 2008 restructuring plan, resulting in the recognition of an additional $4 million of severance cost. During the first half of 2009, severance of $18 million was paid, leaving a liability at June 30, 2009 of $10 million for approximately 163 employees. The workforce reduction is expected to be completed by the end of 2010.

The following table summarizes the 2009 activities related to the Corporation’s 2008 restructuring reserve:

2009 Activities Related to 2008 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2008	$24	$24	$48
Adjustment to the reserve	-	4	4
Cash payments	-	(8)	(8)
Reserve balance at March 31, 2009	$24	$20	$44
Cash payments	-	(10)	(10)
Reserve balance at June 30, 2009	$24	$10	$34

2007 Restructuring
On November 30, 2007, the Board of Directors of UCC approved a plan to shut down certain assets and make organizational changes to enhance the efficiency and cost effectiveness of the Corporation's operations. As a result, based on decisions made by management, the Corporation recorded restructuring charges of $55 million in the fourth quarter of 2007. The charges included a $26 million write-off of the net book value of the polypropylene manufacturing facility at St. Charles Operations in Hahnville, Louisiana, which was shut down at the end of 2007; severance of $17 million for a workforce reduction of 231 people; and curtailment costs of $12 million associated with the Corporation’s defined benefit plans. At December 31, 2008, severance of $2 million had been paid and a liability of $15 million remained for 187 employees. In the first half of 2009, severance of $3 million was paid, leaving a liability at June 30, 2009 of $12 million for approximately 122 employees. The workforce reduction is expected to be completed by December 31, 2009.

The following table summarizes the 2009 activities related to the Corporation’s 2007 restructuring reserve:

2009 Activities Related to 2007 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2008	$12	$15	$27
Cash payments	-	(2)	(2)
Reserve balance at March 31, 2009	$12	$13	$25
Cash payments	-	(1)	(1)
Reserve balance at June 30, 2009	$12	$12	$24

NOTE D     INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	June 30, 2009	Dec. 31, 2008
Finished goods	$58	$48
Work in process	12	10
Raw materials	49	55
Supplies	80	74
Total inventories	$199	$187

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $90 million at June 30, 2009 and $115 million at December 31, 2008.

NOTE E     NONCONSOLIDATED AFFILIATES

The table below presents summarized financial information for Univation Technologies, LLC, a significant nonconsolidated affiliate (at 100 percent):

Summarized Income Statement Information	Six Months Ended
In millions	June 30, 2009	June 30, 2008
Sales	$90	$123
Gross profit	$58	$91
Net Income	$29	$64

NOTE F     OTHER INTANGIBLE ASSETS

The following table provides information regarding the Corporation’s other intangible assets:

Other Intangible Assets	At June 30, 2009			At December 31, 2008
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	-	$33	$(33)	-
Patents	2	(1)	$1	2	(1)	$1
Software	115	(104)	11	117	(101)	16
Total other intangible assets	$150	$(138)	$12	$152	$(135)	$17

Amortization expense for software, which is included in “Cost of sales,” was $2 million in the second quarter of 2009 and $1 million in the second quarter of 2008. Amortization expense for software was $3 million for the six months ended June 30, 2009 and June 30, 2008. Amortization expense for other intangible assets (not including software) was immaterial in the second quarters of 2009 and 2008 as well as year to date for 2009 and 2008. Total estimated amortization expense for 2009 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2009	$5
2010	$4
2011	$3
2012	$2
2013	-
2014	-

NOTE G     FINANCIAL INSTRUMENTS

The Corporation’s investments in marketable securities are classified as available-for-sale.

Investing Results	Six Months Ended
In millions	June 30, 2009
Proceeds from sales of available-for-sale securities	$5

The Corporation’s investments in debt securities had contractual maturities of less than 10 years.

Fair Value of Financial Instruments:
	At June 30, 2009				At December 31, 2008
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities (1):
Debt securities	$16	$1	-	$17	$13	$1	-	$14
Equity securities	1	-	-	1	-	-	-	-
Total marketable securities	$17	$1	-	$18	$13	$1	-	$14
Long-term debt including debt due within one year	$(571)	$180	-	$(391)	$(820)	$145	-	$(675)
(1)	Included in “Other investments” in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

The Corporation enters into foreign exchange forward contracts to hedge various currency exposures, primarily related to assets and liabilities denominated in foreign currencies. The primary business objective of the activity is to optimize the U.S. dollar value of the Corporation’s assets and liabilities. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At June 30, 2009, the Corporation had forward contracts to buy, sell or exchange foreign currencies that expire in the third quarter of 2009, and which were immaterial. The Corporation did not designate any derivatives as hedges at June 30, 2009 or December 31, 2008.

At June 30, 2009 and December 31, 2008, nonconsolidated affiliates of the Corporation had hedging activities that were accounted for as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The Corporation’s proportionate share of the hedging results recorded in accumulated other comprehensive income by the nonconsolidated affiliates is reported as net hedging results in the Corporation’s consolidated statements of equity in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

NOTE H     FAIR VALUE MEASUREMENTS

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements On a Recurring Basis at June 30, 2009 In millions	Significant Other Observable Inputs (Level 2)
Assets at fair value:
Debt securities (1)	$17
(1)	Included in “Other investments” in the consolidated balance sheets.

Assets that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset. For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

The prices for Level 2 items (significant other observable inputs) are based on the price a dealer would pay for the security or similar securities. Market inputs are obtained from well-established and recognized vendors of market data and placed through tolerance/quality checks.

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements On a Nonrecurring Basis at June 30, 2009 In millions	Significant Other Unobservable Inputs (Level 3)	Total Losses
Assets at fair value:
Long-lived assets		$(159)
Total assets at fair value	-	$(159)

As part of the restructuring plan that was approved on June 30, 2009, the Corporation shut down certain manufacturing facilities and will divest certain specialty latex assets resulting from Dow’s acquisition of Rohm and Haas Company as required by the United States Federal Trade Commission. As a result, long-lived assets with a carrying value of $159 million were written down to fair value, less cost to sell, of zero, resulting in an impairment charge of $159 million, which was included in the second quarter of 2009 restructuring charge (see Note C). The long-lived assets were valued based on bids received from third parties and using discounted cash flow analysis based on assumptions that market participants would use. Key inputs included anticipated revenues, associated manufacturing costs, capital expenditures and discount, growth and tax rates.

NOTE I     COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2009, the Corporation had accrued obligations of $66 million for environmental remediation and restoration costs, including $16 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2008, the Corporation had accrued obligations of $67 million for environmental remediation and restoration costs, including $18 million for the remediation of Superfund sites. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

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

Based on the Corporation’s review of 2009 activity, the Corporation determined that no adjustment to the accrual was required at June 30, 2009. The Corporation’s asbestos-related liability for pending and future claims was $893 million at June 30, 2009. Approximately 23 percent of the recorded liability related to pending claims and approximately 77 percent related to future claims.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the second quarter of 2009, the Corporation had reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $403 million at June 30, 2009 and December 31, 2008. At June 30, 2009 and December 31, 2008, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers
In millions	June 30, 2009	Dec. 31, 2008
Receivables for defense costs	$23	$28
Receivables for resolution costs	239	244
Total	$262	$272

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $9 million in the second quarter of 2009 ($2 million in the second quarter of 2008) and $20 million in the first six months of 2009 ($16 million in the first six months of 2008), and was reflected in “Cost of sales.”

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

Guarantees In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees at June 30, 2009	2014	$69	$1
Guarantees at December 31, 2008	2014	$72	$1

Conditional Asset Retirement Obligations
The Corporation has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $8 million at June 30, 2009 and $9 million at December 31, 2008. The discount rate used to calculate the Corporation’s asset retirement obligations was 7.13 percent, unchanged from December 31, 2008. These obligations are included in the consolidated balance sheets as “Accrued and other current liabilities.”

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

NOTE J     PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended		Six Months Ended
In millions	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Defined Benefit Pension Plans:
Service cost	$4	$5	$8	$10
Interest cost	56	56	112	112
Expected return on plan assets	(75)	(78)	(150)	(156)
Amortization of prior service cost	1	2	2	4
Amortization of net loss	1	-	2	1
Net periodic benefit credit	$(13)	$(15)	$(26)	$(29)
Other Postretirement Benefits:
Service cost	-	$1	-	$2
Interest cost	$8	7	$16	14
Amortization of prior service credit	-	-	-	(1)
Net periodic benefit cost	$8	$8	$16	$15

NOTE K     RELATED PARTY TRANSACTIONS

The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s long-standing intercompany pricing policies. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) – net” in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $426 million in the second quarter of 2009 ($1.1 billion in the second quarter of 2008) and $799 million in the first half of 2009 ($2.1 billion in the first half of 2008).

The Corporation has a master services agreement with Dow whereby Dow provides services that include but are not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety, and business management for UCC. Under the master services agreement with Dow, for general administrative and overhead type services that Dow routinely allocates to various businesses, UCC is charged the cost of those services based on the Corporation’s and Dow’s relative manufacturing conversion costs. For the first six months of 2009, this charge was approximately $11 million (included in “Sundry income (expense) – net”).

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

As part of Dow’s cash management process, UCC is a party to revolving loan agreements with Dow that have LIBOR-based interest rates with varying maturities. At June 30, 2009, the Corporation had a note receivable of $3.6 billion ($3.9 billion at December 31, 2008) from Dow pursuant to a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2009, pursuant to an amendment effective as of September 30, 2008. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At June 30, 2009, $818 million ($826 million at December 31, 2008) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

At December 31, 2008, the Corporation had an insurance receivable of $47 million reported in “Accounts receivable – Related companies” in the consolidated balance sheets from its insurer (an affiliate of Dow) for losses incurred from

Hurricanes Katrina, Rita, Gustav and Ike. During the second quarter 2009, the Corporation settled the remaining balance of $45 million of the receivable with its insurer for $43 million with the balance charged to “Cost of sales.”

The Corporation received cash dividends from its related company investments of $16 million in the second quarter of 2009, $26 million for the first half of 2009 compared with $5 million in the second quarter of 2008 and $82 million in the first half of 2008, which included $75 million from Dow International Holdings Company (“DIHC”). These dividends are included in “Sundry income (expense) – net.”

Union Carbide Corporation and Subsidiaries

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the three- and six-month periods ended June 30, 2009, the most recent periods, compared with the three- and six-month periods ended June 30, 2008, the corresponding periods in the preceding fiscal year.

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

RESULTS OF OPERATIONS
Total net sales for the second quarter of 2009 were $1,291 million compared with $1,955 million for the second quarter of 2008, a decrease of 34 percent. Total net sales were $2,329 million for the first half of 2009 compared with $3,990 million for the first half of 2008, a decrease of 42 percent.

Net sales to related companies for the second quarter of 2009 were $1,248 million compared with $1,905 million for the second quarter of 2008, a decrease of 34 percent. Net sales to related companies were $2,251 million for the first half of 2009 compared with $3,894 million for the first half of 2008, a decrease of 42 percent. Selling prices to Dow, which are based on market prices for the related products, were lower for most products in the second quarter of 2009 compared with the second quarter of 2008 as prices declined with falling raw material costs. The most significant declines were reported in vinyl acetate monomer, ethylene glycols, propylene products and polyethylene. Ethyleneamines were the only products with higher selling prices compared with the second quarter of 2008. Sales volume was lower for most products in the second quarter of 2009 compared with the second quarter of 2008 reflecting the impact of the global economic recession. Ethylene glycols experienced the most significant decline while ethyleneamines and vinyl acetate monomer products experienced volume gains. Gains in ethyleneamines were due to the business strategy to revitalize this product line. Prices for most products were also lower for the first half of 2009 compared with the first half of 2008. The lower prices on a year-to-date basis compared with the prior year are also a reflection of price declines in raw material costs. Vinyl acetate monomer, ethylene glycols, propylene products and polyethylene experienced the most significant price declines. Sales volume for all product lines with the exception of ethyleneamines was also lower for the first six months of 2009 compared with the first six months of 2008.

Cost of sales decreased 44 percent from $1,882 million in the second quarter of 2008 to $1,060 million in the second quarter of 2009 principally due to lower feedstock and energy costs, lower sales volume and cost control measures. On a year-to-date basis, cost of sales decreased 46 percent from $3,843 million in the first half of 2008 to $2,079 million in the first half of 2009, again reflecting lower feedstock and energy costs and lower sales volume.

Equity in earnings of nonconsolidated affiliates was $4 million in the second quarter of 2009 compared with $63 million in the second quarter of 2008. The OPTIMAL Group of Companies (“OPTIMAL”) and Univation Technologies, LLC reported significant declines in earnings in the second quarter of 2009 compared with the second quarter of 2008. For the first six months of 2009 equity earnings of nonconsolidated affiliates were $6 million compared with $117 million for the first six months of 2008 as the Corporation’s joint ventures were also impacted by the severe recessionary environment. On July 30, 2009, the Corporation reached an agreement to sell its ownership stake in OPTIMAL for $660 million. The formal signing and exchange of the related definitive agreements is expected to take place during the first week of August. The transaction remains subject to customary conditions and approvals and is expected to close by the end of the third quarter of 2009.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) – net for the second quarter of 2009 was income of $5 million compared with expense of $14 million for the second quarter of 2008. Sundry income (expense) - net was favorably impacted in the second quarter of 2009 by a dividend of $15 million from Dow Technology Investments LLC.  Year to date, sundry income (expense) - net was income of $2 million compared with income of $56 million for the first six months of last year. Sundry income (expense) - net for the first six months of 2008 was favorably impacted by a dividend of $75 million from DIHC in the first quarter of 2008 (see Note K to the Consolidated Financial Statements).

Interest income was $4 million in the second quarter of 2009 compared with $26 million in the second quarter of 2008. Year to date, interest income was $10 million, down from $58 million in the first six months of 2008. Interest income was lower in 2009 compared with the same periods of last year due to lower interest rates. Interest expense and amortization of debt discount was $10 million in the second quarter of 2009 compared with $13 million in the second quarter of 2008. The decline in interest expense from the second quarter of 2008 was due to the payment of the current portion of the long-term debt early in the second quarter of 2009. Year to date, interest expense and amortization of debt discount was $24 million, relatively unchanged from$25 million for the first half of 2008 as the payment on the current portion of the long-term debt was offset by a reduction in capitalized interest.

The Corporation reported a tax benefit of $1 million in the second quarter of 2009 due to the restructuring charges incurred during the quarter. In the second quarter of 2008, the Corporation recorded a $68 million provision for income taxes with an effective tax rate of 60.2 percent. The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, dividends received from investments in related companies and the level of income relative to tax credits available. For the first six months of 2009, the Corporation reported a tax benefit of $39 million due to the impact of restructuring charges and audit settlements in the United States compared with a $109 million provision for income taxes in the first six months of 2008 with an effective tax rate of 35.3 percent.

The Corporation reported net income of $57 million for the second quarter of 2009 compared with $45 million for the second quarter of 2008, and net income for the first half of 2009 of $84 million compared with $200 million for the first half of last year. The results for the first half of 2009 reflected the continuing global recession, as lower demand continued to put downward pressure on prices, which more than offset lower feedstock and energy costs, resulting in lower margins.

On July 31, 2009, Dow entered into a definitive agreement that included the sale of certain specialty latex assets of the Corporation, located in the United States, Canada, Puerto Rico, and Mexico, as required by the United States Federal Trade Commission, for the approval of Dow’s acquisition of Rohm and Haas Company (see Note C to the Consolidated Financial Statements). The transaction is subject to approval by the United States Federal Trade Commission and other customary closing conditions, and is expected to close in the second half of 2009.

OTHER MATTERS

Recent Accounting Pronouncements
See Note B to the Consolidated Financial Statements for a summary of recent accounting pronouncements. In addition, see Note H to the Consolidated Financial Statements for the Corporation’s disclosures about fair value measurements. The sensitivity of fair value measurements is immaterial relative to the assets and liabilities measured at fair value, as well as to the total equity of the Corporation.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2009	2008
Claims unresolved at January 1	75,706	90,322
Claims filed	4,263	6,035
Claims settled, dismissed or otherwise resolved	(5,012)	(7,663)
Claims unresolved at June 30	74,957	88,694
Claimants with claims against both UCC and Amchem	24,138	28,154
Individual claimants at June 30	50,819	60,540

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

Based on the Corporation’s review of 2009 activity, the Corporation determined that no adjustment to the accrual was required at June 30, 2009. The Corporation’s asbestos-related liability for pending and future claims was $893 million at June 30, 2009. Approximately 23 percent of the recorded liability related to pending claims and approximately 77 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs	Six Months Ended
In millions	June 30, 2009	June 30, 2008	Aggregate Costs to Date as of June 30, 2009
Defense costs	$20	$23	$645
Resolution costs	$41	$68	$1,427

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $9 million in the second quarter of 2009 ($2 million in the second quarter of 2008) and $20 million in the first six months of 2009 ($16 million in the first six months of 2008), and was reflected in “Cost of sales.”

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the second quarter of 2009, the Corporation had reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $403 million at June 30, 2009 and December 31, 2008. At June 30, 2009 and December 31, 2008, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers
In millions	June 30, 2009	Dec. 31, 2008
Receivables for defense costs	$23	$28
Receivables for resolution costs	239	244
Total	$262	$272

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments in asbestos-related matters occurred during the second quarter of 2009. For a summary of the history and current status of asbestos-related matters, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note I to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS.

The factors described below represent the Corporation’s principal risks.

Volatility in purchased feedstock and energy costs impacts UCC’s operating costs and adds variability to earnings.
Purchased feedstock and energy costs are expected to remain volatile throughout 2009. When these costs increase, the Corporation is not always able to immediately raise selling prices and, ultimately, its ability to pass on underlying cost increases is greatly dependent on market conditions. Conversely, when these costs decline, selling prices decline as well. As a result, increases in these costs could negatively impact the Corporation’s results of operations.

Issues involving the acquisition of Rohm and Haas Company by The Dow Chemical Company, the Corporation’s parent company, could have a liquidity impact on the Corporation.
Because Dow is a service provider, material debtor, and the major customer of the Corporation, certain events and situations affecting Dow’s acquisition of Rohm and Haas Company (“Rohm and Haas”), as noted below, could potentially impact sources of liquidity for the Corporation.

Dow’s integration of Rohm and Haas, which was acquired on April 1, 2009, could present significant challenges to Dow. The integration is requiring the attention of Dow management and employees, which could lessen time spent on services and administrative functions provided to the Corporation pursuant to negotiated agreements. Moreover, if the integration is not completed as planned, it could negatively impact Dow’s financial condition and results of operations.

At June 30, 2009, Dow had outstanding borrowings of $4.1 billion pursuant to a Term Loan Agreement, additional debt securities of $6 billion and preferred equity securities in the amount of $4 billion largely to finance the April 1, 2009 acquisition of Rohm and Haas. This financing requires Dow to make additional interest and dividend payments and thus may reduce Dow’s flexibility to respond to changing business and economic conditions. Although Dow’s credit rating was reduced in 2009, Dow is currently investment grade. If Dow’s credit rating is reduced below investment grade, it could have a negative impact on Dow’s ability to access credit markets. Dow is focused on reducing its indebtedness and intends to continue a strategy of divesting certain assets to achieve this goal. If Dow is unable to successfully sell such assets, Dow could have difficulty reducing its indebtedness, which could result in further downgrades of its credit ratings, adversely affecting Dow’s financial condition and results of operations.

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
The Corporation is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At June 30, 2009, the Corporation had accrued obligations of $66 million for environmental remediation and restoration costs, including $16 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Corporation’s operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters may result in significant unanticipated costs or liabilities.

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

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. At June 30, 2009, the Corporation’s asbestos-related liability for pending and future claims was $893 million and the Corporation’s receivable for insurance recoveries related to its asbestos liability was $403 million. At June 30, 2009, the Corporation also had receivables of $262 million for insurance recoveries for defense and resolution costs. Management believes that it is reasonably possible that the cost of disposing of the Corporation’s asbestos-related claims, including future defense costs, could have a material adverse impact on the Corporation’s consolidated financial statements.

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

ITEM 6.  EXHIBITS.

See the Exhibit Index on page 26 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

TRADEMARKS

The following trademark of the Financial Accounting Standards Board appears in this report:  FASB Accounting Standards Codification

Union Carbide Corporation and Subsidiaries
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION CARBIDE CORPORATION
Registrant

Date: August 3, 2009
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