Form 10-Q
period 2009-09-30
UNION CARBIDE CORP /NEW/
filed 2009-10-30
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2009

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

At September 30, 2009, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
In millions (Unaudited)	2009	2008	2009	2008
Net trade sales	$35	$48	$113	$144
Net sales to related companies	1,322	1,929	3,573	5,823
Total Net Sales	$1,357	$1,977	$3,686	$5,967
Cost of sales	1,145	1,942	3,224	5,785
Research and development expenses	10	16	37	54
Selling, general and administrative expenses	1	3	7	9
Restructuring charges	-	-	166	-
Equity in earnings of nonconsolidated affiliates	14	55	20	172
Sundry income (expense) - net	320	(18)	322	38
Interest income	21	24	31	82
Interest expense and amortization of debt discount	8	12	32	37
Income before Income Taxes	$548	$65	$593	$374
Provision (credit) for income taxes	222	(16)	183	93
Net Income Attributable to Union Carbide Corporation	$326	$81	$410	$281

Depreciation	$63	$66	$201	$197
Capital Expenditures	$21	$74	$62	$173
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

	Sept. 30,	Dec. 31,
In millions (Unaudited)	2009	2008
Assets
Current Assets
Cash and cash equivalents	$15	$24
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2009: $1; 2008: $1)	20	21
Related companies	284	128
Other	87	90
Notes receivable from related companies	4,562	3,934
Inventories	193	187
Other current assets and deferred income taxes	72	64
Total current assets	5,233	4,448
Investments
Investments in related companies	972	972
Investments in nonconsolidated affiliates	100	427
Other investments	24	19
Noncurrent receivables	46	46
Noncurrent receivables from related companies	192	187
Total investments	1,334	1,651
Property
Property	7,513	7,630
Less accumulated depreciation	5,941	5,744
Net property	1,572	1,886
Other Assets
Other intangible assets (net of accumulated amortization 2009: $139; 2008: $135)	11	17
Deferred income tax assets - noncurrent	381	439
Asbestos-related insurance receivables - noncurrent	618	658
Deferred charges and other assets	74	79
Total other assets	1,084	1,193
Total Assets	$9,223	$9,178
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$2	$12
Long-term debt due within one year	-	249
Accounts payable:
Trade	194	170
Related companies	239	299
Other	32	35
Income taxes payable	253	176
Asbestos-related liabilities - current	110	120
Accrued and other current liabilities	197	198
Total current liabilities	1,027	1,259
Long-Term Debt	571	571
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	611	662
Asbestos-related liabilities - noncurrent	757	824
Other noncurrent obligations	282	298
Total other noncurrent liabilities	1,650	1,784
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	-	-
Additional paid-in capital	312	312
Retained earnings	6,504	6,094
Accumulated other comprehensive loss	(842)	(844)
Union Carbide Corporation's stockholder's equity	5,974	5,562
Noncontrolling interests	1	2
Total equity	5,975	5,564
Total Liabilities and Equity	$9,223	$9,178
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	Sept. 30,	Sept. 30,
In millions (Unaudited)	2009	2008
Operating Activities
Net Income Attributable to Union Carbide Corporation	$410	$281
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	219	204
Provision (credit) for deferred income tax	(9)	113
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	7	(136)
Net gain on sales of property	(3)	(7)
Restructuring charges	166	-
Other gain, net	(4)	-
Gain on sale of ownership interest in nonconsolidated affiliates	(328)	-
Pension contribution	(1)	(2)
Changes in assets and liabilities:
Accounts and notes receivable	(41)	(6)
Related company receivables	(784)	(263)
Inventories	(6)	(44)
Accounts payable	36	27
Related company payables	(70)	(1)
Other assets and liabilities	47	(24)
Cash provided by (used in) operating activities	(361)	142
Investing Activities
Capital expenditures	(62)	(173)
Proceeds from sale of ownership interest in nonconsolidated affiliates	660	-
Changes in noncurrent receivable from related company	(5)	29
Proceeds from sales of property	6	6
Purchases of investments	(17)	(12)
Proceeds from sales of investments	19	11
Cash provided by (used in) investing activities	601	(139)
Financing Activities
Payments on long-term debt	(249)	-
Cash used in financing activities	(249)	-
Summary
Increase (decrease) in cash and cash equivalents	(9)	3
Cash and cash equivalents at beginning of year	24	22
Cash and cash equivalents at end of period	$15	$25
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Nine Months Ended
	Sept. 30,	Sept. 30,
In millions (Unaudited)	2009	2008
Common Stock
Balance at beginning of year and end of period	-	-
Additional Paid-in Capital
Balance at beginning of year	$312	$ 121
Capital contribution	-	191
Balance at end of period	312	312
Retained Earnings
Balance at beginning of year	6,094	5,767
Net income	410	281
Other	-	1
Balance at end of period	6,504	6,049
Accumulated Other Comprehensive Loss, Net of Tax
Cumulative Translation Adjustments at beginning of year	(61)	(69)
Translation adjustments	1	1
Balance at end of period	(60)	(68)
Pension and Other Postretirement Benefit Plans at beginning of year	(783)	(164)
Adjustments to pension and other postretirement benefit plans	-	4
Pension and Other Postretirement Benefit Plans at end of period	(783)	(160)
Accumulated Investment Gain at beginning of year and end of period	1	-
Accumulated Derivative Gain at beginning of year	(1)	-
Net hedging results	1	(1)
Balance at end of period	-	(1)
Total accumulated other comprehensive loss	(842)	(229)
Union Carbide Corporation's Stockholder's Equity	5,974	6,132
Noncontrolling Interests	1	2
Total Equity	$5,975	$ 6,134
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
In millions (Unaudited)	2009	2008	2009	2008
Net Income Attributable to Union Carbide Corporation	$326	$81	$410	$281
Other Comprehensive Income, Net of Tax
Translation adjustments	$4	$(1)	$1	$1
Adjustments to pension and other postretirement benefit plans	1	1	-	4
Net gain (loss) on cash flow hedging derivative instruments	1	-	1	(1)
Total other comprehensive income	6	-	2	4
Comprehensive Income	$332	$81	$412	$285
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

The Corporation is a wholly owned subsidiary of The Dow Chemical Company (“Dow”). In accordance with the accounting guidance for earnings per share, the presentation of earnings per share is not required in financial statements of wholly owned subsidiaries.

The Corporation’s business activities comprise components of Dow’s global operations rather than stand-alone operations. Dow conducts its worldwide operations through global businesses. Because there are no separable reportable business segments for UCC under the accounting guidance related to segment reporting and no detailed business information is provided to a chief operating decision maker regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment.

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

NOTE B     RECENT ACCOUNTING GUIDANCE

Accounting Standards Codification
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“Codification” or “ASC”) became the single source of authoritative GAAP (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The Codification is topically based with topics organized by ASC number and updated with Accounting Standards Updates (“ASUs”). ASUs will replace accounting guidance that historically was issued as FASB Statements (“SFAS”), FASB Interpretations (“FIN”), FASB Staff Positions (“FSP”), Emerging Issue Task Force (“EITF”) Issues or other types of accounting standards. The Codification became effective September 30, 2009 for the Corporation and disclosures within this Quarterly Report on Form 10-Q have been updated to reflect the change.

Accounting for Noncontrolling Interests
SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (codified in ASC Topic 810, “Consolidation”), was effective January 1, 2009 for the Corporation and established accounting and reporting standards for noncontrolling interests in a subsidiary and for deconsolidation of a subsidiary. The retrospective presentation and disclosure requirements outlined by the consolidation guidance have been incorporated into this Quarterly Report on Form 10-Q for the interim period ended September 30, 2009.

Fair Value Measurements
On January 1, 2009, the Corporation adopted FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (codified in ASC Topic 820, “Fair Value Measurements and Disclosures”), related to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on the financial statements on a recurring basis. Since the Corporation’s fair value measurements for nonfinancial assets and nonfinancial liabilities were consistent with the guidance, the adoption of the guidance did not have a material impact on the Corporation’s consolidated financial statements. The required disclosures are included in Note H.

On June 30, 2009, the Corporation adopted FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (codified in ASC Topic 820). This FSP provides additional guidance for estimating the fair value when the market activity for an asset or liability has declined significantly. The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial statements.

On June 30, 2009, the Corporation adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (codified in ASC Topic 270, “Interim Reporting”). This guidance requires disclosures about the fair value of financial instruments during interim reporting periods. The Corporation’s enhanced disclosures are included in Note G.

On August 28, 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” to provide guidance on measuring the fair value of liabilities under ASC 820. This ASU clarifies the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement. This ASU is effective for the first reporting period (including interim periods) beginning after issuance, which is October 1, 2009 for the Corporation. The adoption of this ASU is not anticipated to have a material impact on the Corporation’s consolidated financial statements.

Other Recently Adopted Accounting Guidance
On January 1, 2009, the Corporation adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (codified in ASC Topic 815, “Derivatives and Hedging”). This guidance requires enhanced disclosures about an entity’s derivative and hedging activities. The Corporation’s disclosures are included in Note G.

On January 1, 2009, the Corporation adopted FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (codified in ASC Topic 805, “Business Combinations” and ASC Topic 820), related to assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance states that assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value, if the acquisition date fair value can be reasonably determined. If the acquisition date fair value cannot be reasonably determined, then the asset or liability should be recognized in accordance with ASC Topic 450, “Contingencies” (formerly SFAS No. 5, “Accounting for Contingencies,” and FIN No. 14, “Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5”). This guidance also requires new disclosures for the assets and liabilities within the scope of this guidance. The Corporation will apply this guidance to future business combinations.

On June 30, 2009 the Corporation adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (codified in ASC Topic 320, “Investments - Debt and Equity Securities”). This guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial statements.

On June 30, 2009 the Corporation adopted SFAS No. 165, “Subsequent Events” (codified in ASC Topic 855, “Subsequent Events”). This guidance establishes the principles and requirements for evaluating and reporting subsequent events, including the period subject to evaluation for subsequent events, the circumstances requiring recognition of subsequent events in the financial statements, and the required disclosures. The Corporation has evaluated subsequent events in accordance with this guidance through the filing of this Quarterly Report on Form 10-Q on October 30, 2009.

Accounting Guidance Issued But Not Yet Adopted
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (codified in ASC Topic 715, “Compensation-Retirement Benefits”). The guidance requires new disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, and is effective for fiscal years ending after December 15, 2009, with earlier application permitted. The Corporation will include the required disclosures in the Corporation’s Annual Report on Form 10-K for the annual period ending December 31, 2009.

On January 1, 2010, the Corporation will be required to follow the new disclosure guidance in SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (codified in ASC Topic 860, “Transfers and Servicing”), related to transfers of assets. This guidance is intended to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The Corporation is currently evaluating the impact of adopting the guidance.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which amends the consolidation guidance applicable to variable interest entities and requires additional disclosures concerning an enterprise’s continuing involvement with variable interest entities. The Statement is effective for annual periods beginning after November 15, 2009, which is January 1, 2010 for the Corporation, and interim periods within that annual reporting period. The Corporation is currently evaluating the impact of adopting the Statement on January 1, 2010.

In September 2009, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This Issue is effective for fiscal periods beginning on or after June 15, 2010, which is January 1, 2011 for the Corporation. The Corporation is currently evaluating the impact of adopting the guidance.

In September 2009, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 09-3, “Applicability of Statement of Position 97-2 to Certain Arrangements that Include Software Elements” which clarifies the accounting guidance for sales of tangible products containing both software and hardware elements. This Issue is effective for fiscal periods beginning on or after June 15, 2010, which is January 1, 2011 for the Corporation. The Corporation is currently evaluating the impact of adopting the guidance.

NOTE C     RESTRUCTURING

2009 Restructuring
On June 30, 2009, the Board of Directors of UCC approved a restructuring plan to improve the cost effectiveness of the Corporation’s global operations. As a result, the Corporation recorded restructuring charges of $162 million in the second quarter of 2009, which included the shutdown of certain facilities that produce ethylene as well as ethylene oxide/ethylene glycol in Hahnville, Louisiana ($38 million) and certain related capital project write-offs ($7 million). In addition, due to the expected loss arising from the United States Federal Trade Commission (“FTC”) required divestiture of certain specialty latex assets resulting from Dow’s acquisition of Rohm and Haas Company, the Corporation recognized an impairment charge in the second quarter of 2009 ($114 million). Included in the second quarter restructuring charge was severance of approximately $3 million for 41 people related to the plant shutdowns and corporate workforce reductions. During the third quarter of 2009, severance of $2 million was paid, leaving a liability of $1 million at September 30, 2009 for 16 people.

The following table summarizes the activities related to the Corporation’s restructuring reserve:

2009 Restructuring Activities In millions	Impairment of Long-Lived Assets and Other Assets	Severance Costs	Total
Restructuring charges recognized in the second quarter of 2009	$159	$3	$162
Charges against reserve	(159)	-	(159)
Reserve balance at June 30, 2009	-	$3	$3
Cash payments	-	(2)	(2)
Reserve balance at September 30, 2009	-	$1	$1

2008 Restructuring
On December 5, 2008, the Board of Directors of UCC approved a restructuring plan to improve the cost effectiveness of the Corporation’s global operations. As a result, the Corporation recorded restructuring charges of $105 million in the fourth quarter of 2008, which included the write-off of the net book value of certain assets in Texas and Xiaolan, China, and a workforce reduction to improve the cost effectiveness and to enhance the efficiency of the Corporation’s operations. The charges included a $57 million write-off of the net book value associated with the shutdown of a facility that manufactures NORDELTM hydrocarbon rubber in Seadrift, Texas, the solution vinyl resins facility in Texas City, Texas and the emulsion systems facility in Xiaolan, China; severance of $24 million for a workforce reduction of 399 people; and curtailment costs of $24 million associated with the Corporation’s defined benefit plans. During the first quarter of 2009, the Corporation identified an additional 50 employees to be separated under the 2008 restructuring plan, resulting in the recognition of an additional $4 million of severance cost. During the first nine months of 2009, severance of $22 million was paid, leaving a liability at September 30, 2009 of $6 million for approximately 100 employees. The workforce reduction is expected to be completed by the end of 2010.

The following table summarizes the 2009 activities related to the Corporation’s 2008 restructuring reserve:

2009 Activities Related to 2008 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2008	$24	$24	$48
Adjustment to the reserve	-	4	4
Cash payments	-	(8)	(8)
Reserve balance at March 31, 2009	$24	$20	$44
Cash payments	-	(10)	(10)
Reserve balance at June 30, 2009	$24	$10	$34
Cash payments	-	(4)	(4)
Reserve balance at September 30, 2009	$24	$6	$30

2007 Restructuring
On November 30, 2007, the Board of Directors of UCC approved a plan to shut down certain assets and make organizational changes to enhance the efficiency and cost effectiveness of the Corporation's operations. As a result, based on decisions made by management, the Corporation recorded restructuring charges of $55 million in the fourth quarter of 2007. The charges included a $26 million write-off of the net book value of the polypropylene manufacturing facility at St. Charles Operations in Hahnville, Louisiana, which was shut down at the end of 2007; severance of $17 million for a workforce reduction of 231 people; and curtailment costs of $12 million associated with the Corporation’s defined benefit pension plans. At December 31, 2008, severance of $2 million had been paid and a liability of $15 million remained for 187 employees. In the first nine months of 2009, severance of $6 million was paid, leaving a liability at September 30, 2009 of $9 million for approximately 67 employees. The workforce reduction is expected to be completed by December 31, 2009.

The following table summarizes the 2009 activities related to the Corporation’s 2007 restructuring reserve:

2009 Activities Related to 2007 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2008	$12	$15	$27
Cash payments	-	(2)	(2)
Reserve balance at March 31, 2009	$12	$13	$25
Cash payments	-	(1)	(1)
Reserve balance at June 30, 2009	$12	$12	$24
Cash payments	-	(3)	(3)
Reserve balance at September 30, 2009	$12	$9	$21

NOTE D     DIVESTITURE OF NONCONSOLIDATED AFFILIATES

On September 30, 2009, the Corporation completed the sale of its ownership interest in the OPTIMAL Group of Companies (“OPTIMAL”), nonconsolidated affiliates, for $660 million This resulted in a pretax gain of $328 million included in “Sundry income (expense) - net.”

NOTE E     INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	Sept. 30, 2009	Dec. 31, 2008
Finished goods	$58	$48
Work in process	11	10
Raw materials	45	55
Supplies	79	74
Total inventories	$193	$187

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $100 million at September 30, 2009 and $115 million at December 31, 2008.

NOTE F     OTHER INTANGIBLE ASSETS

The following table provides information regarding the Corporation’s other intangible assets:

Other Intangible Assets	At September 30, 2009			At December 31, 2008
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	-	$33	$(33)	-
Patents	2	(1)	$1	2	(1)	$1
Software	115	(105)	10	117	(101)	16
Total other intangible assets	$150	$(139)	$11	$152	$(135)	$17

Amortization expense for software, which is included in “Cost of sales,” was $1 million in the third quarter of 2009 and $2 million in the third quarter of 2008. Amortization expense for software was $4 million for the nine months ended September 30, 2009 and $5 million for the nine months ended September 30, 2008. Amortization expense for other intangible assets (not including software) was immaterial in the third quarters of 2009 and 2008 as well as for the first nine months of 2009 and 2008. Total estimated amortization expense for 2009 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2009	$6
2010	$5
2011	$4
2012	$2
2013	-
2014	-

NOTE G     FINANCIAL INSTRUMENTS

The Corporation’s investments in marketable securities are classified as available-for-sale.

Investing Results In millions	Nine Months Ended Sept. 30, 2009
Proceeds from sales of available-for-sale securities	$5

The Corporation’s investments in debt securities had contractual maturities of less than 10 years.

Fair Value of Financial Instruments:
	At September 30, 2009				At December 31, 2008
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities (1):
Debt securities	$19	$1	-	$20	$13	$1	-	$14
Equity securities	1	-	-	1	-	-	-	-
Total marketable securities	$20	$1	-	$21	$13	$1	-	$14
Long-term debt including debt due within one year	$(571)	$98	-	$(473)	$(820)	$145	-	$(675)
(1)	Included in “Other investments” in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

The Corporation enters into foreign exchange forward contracts to hedge various currency exposures, primarily related to assets and liabilities denominated in foreign currencies. The primary business objective of the activity is to optimize the U.S. dollar value of the Corporation’s assets and liabilities. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. The Corporation had forward contracts to buy, sell or exchange foreign currencies that expired in the third quarter of 2009, and which were immaterial. The Corporation did not designate any derivatives as hedges at December 31, 2008.

At September 30, 2009 and December 31, 2008, nonconsolidated affiliates of the Corporation had hedging activities that were accounted for as cash flow hedges in accordance with the accounting guidance for derivatives and hedging. The Corporation’s proportionate share of the hedging results recorded in accumulated other comprehensive income by the nonconsolidated affiliates is reported as net hedging results in the Corporation’s consolidated statements of equity in accordance with the accounting guidance for reporting comprehensive income.

NOTE H     FAIR VALUE MEASUREMENTS

The following table summarizes the basis used to measure certain assets at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Recurring Basis at September 30, 2009 In millions	Significant Other Observable Inputs (Level 2)
Assets at fair value:
Debt securities (1)	$20
(1)	Included in “Other investments” in the consolidated balance sheets.

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

The following table summarizes the basis used to measure certain assets at fair value on a nonrecurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Nonrecurring Basis at September 30, 2009 In millions	Significant Other Unobservable Inputs (Level 3)	Total	Total Losses Three Months Ended Sept. 30, 2009	Total Losses Nine Months Ended Sept. 30, 2009
Assets at fair value:
Long-lived assets	-	-	-	$(159)

As part of the restructuring plan that was approved on June 30, 2009, the Corporation shut down certain manufacturing facilities and will divest certain specialty latex assets resulting from Dow’s acquisition of Rohm and Haas Company as required by the FTC. As a result, long-lived assets with a carrying value of $159 million were written down to fair value, less cost to sell, resulting in an impairment charge of $159 million, which was included in the second quarter of 2009 restructuring charge (see Note C). The long-lived assets were valued based on bids received from third parties and using discounted cash flow analysis based on assumptions that market participants would use. Key inputs included anticipated revenues, associated manufacturing costs, capital expenditures and discount, growth and tax rates.

NOTE I     COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2009, the Corporation had accrued obligations of $79 million for environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2008, the Corporation had accrued obligations of $67 million for environmental remediation and restoration costs, including $18 million for the remediation of Superfund sites. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

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

Based on the Corporation’s review of 2009 activity, the Corporation determined that no adjustment to the accrual was required at September 30, 2009. The Corporation’s asbestos-related liability for pending and future claims was $857 million at September 30, 2009. Approximately 22 percent of the recorded liability related to pending claims and approximately 78 percent related to future claims.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the third quarter of 2009, the Corporation had reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $403 million at September 30, 2009 and December 31, 2008. At September 30, 2009 and December 31, 2008, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers
In millions	Sept.30, 2009	Dec. 31, 2008
Receivables for defense costs	$21	$28
Receivables for resolution costs	231	244
Total	$252	$272

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $20 million in the third quarter of 2009 ($14 million in the third quarter of 2008) and $40 million in the first nine months of 2009 ($30 million in the first nine months of 2008), and was reflected in “Cost of sales.”

After a review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, and after taking into account the solvency and historical payment experience of various insurance carriers, existing insurance settlements, and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, the Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

Purchase Commitments
At December 31, 2008, the Corporation had various outstanding commitments for take-or-pay agreements, with terms extending from one to fifteen years. Such commitments were not in excess of current market prices. The fixed and determinable portion of obligations under purchase commitments at December 31, 2008 is presented in the following table. There have been no material changes to purchase commitments since December 31, 2008.

Fixed and Determinable Portion of Take-or-Pay Obligations at December 31, 2008 In millions
2009	$13
2010	14
2011	6
2012	4
2013	4
2014 and beyond	14
Total	$55

Guarantees
During the third quarter of 2009, the non-performance guarantees undertaken by the Corporation for its nonconsolidated affiliate Nippon Unicar Company Limited expired. In addition, during the third quarter of 2009, the Corporation sold its ownership interest in OPTIMAL, thereby eliminating all outstanding non-performance guarantees (see Note D). The Corporation has no outstanding guarantee obligations at September 30, 2009.

Conditional Asset Retirement Obligations
The Corporation has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $8 million at September 30, 2009 and $9 million at December 31, 2008. The discount rate used to calculate the Corporation’s asset retirement obligations was 7.13 percent, unchanged from December 31, 2008. These obligations are included in the consolidated balance sheets as “Accrued and other current liabilities.”

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

NOTE J     PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Defined Benefit Pension Plans:
Service cost	$4	$5	$12	$15
Interest cost	56	56	168	168
Expected return on plan assets	(75)	(78)	(225)	(234)
Amortization of prior service cost	2	2	4	6
Amortization of net loss	-	1	2	2
Net periodic benefit credit	$(13)	$(14)	$(39)	$(43)
Other Postretirement Benefits:
Service cost	-	$1	-	$3
Interest cost	$8	7	$24	21
Amortization of prior service credit	-	(1)	-	(2)
Net periodic benefit cost	$8	$7	$24	$22

NOTE K     RELATED PARTY TRANSACTIONS

The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s long-standing intercompany pricing policies. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) – net” in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $516 million in the third quarter of 2009 ($1.1 billion in the third quarter of 2008) and $1.3 billion in the first nine months of 2009 ($3.2 billion in the first nine months of 2008).

The Corporation has a master services agreement with Dow whereby Dow provides services that include but are not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety, and business management for UCC. Under the master services agreement with Dow, for general administrative and overhead type services that Dow routinely allocates to various businesses, UCC is charged the cost of those services based on the Corporation’s and Dow’s relative manufacturing conversion costs. For the first nine months of 2009, this charge was approximately $16 million, nearly unchanged from the same period last year (included in “Sundry income (expense) – net”).

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

As part of Dow’s cash management process, UCC is a party to revolving loan agreements with Dow that have LIBOR-based interest rates with varying maturities. At September 30, 2009, the Corporation had a note receivable of $4.5 billion ($3.9 billion at December 31, 2008) from Dow pursuant to a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2010, pursuant to an amendment effective as of September 30, 2009. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At September 30, 2009, $862 million ($826 million at December 31, 2008) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

At December 31, 2008, the Corporation had an insurance receivable of $47 million reported in “Accounts receivable – Related companies” in the consolidated balance sheets from its insurer (an affiliate of Dow) for losses incurred from Hurricanes Katrina, Rita, Gustav and Ike. During the first nine months of 2009, the Corporation settled the remaining balance of $45 million of the receivable with its insurer for $43 million with the balance charged to “Cost of sales.”

The Corporation received cash dividends from its related company investments of $5 million in the third quarter of 2009 ($31 million for the first nine months of 2009). In the first nine months of 2008, the Corporation received $82 million in dividends from its related company investments, which included $75 million from Dow International Holdings Company (“DIHC”). These dividends are included in “Sundry income (expense) – net.”

Union Carbide Corporation and Subsidiaries

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the three- and nine-month periods ended September 30, 2009, the most recent periods, compared with the three- and nine-month periods ended September 30, 2008, the corresponding periods in the preceding fiscal year.

References below to “Dow” refer to The Dow Chemical Company and its consolidated subsidiaries, except as the context otherwise indicates.

Union Carbide Corporation’s (the “Corporation” or “UCC”) business activities comprise components of Dow’s global operations rather than stand-alone operations. Dow conducts its worldwide operations through global businesses. Because there are no separable reportable business segments for UCC per the accounting guidance for disclosures about segments of an enterprise and other related information and no detailed business information is provided to a chief operating decision maker regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment.

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

RESULTS OF OPERATIONS
Total net sales for the third quarter of 2009 were $1,357 million compared with $1,977 million for the third quarter of 2008, a decrease of 31 percent. Total net sales were $3,686 million for the first nine months of 2009 compared with $5,967 million for the first nine months of 2008, a decrease of 38 percent.

Net sales to related companies for the third quarter of 2009 were $1,322 million compared with $1,929 million for the third quarter of 2008, a decrease of 31 percent. Net sales to related companies were $3,573 million for the first nine months of 2009 compared with $5,823 million for the first nine months of 2008, a decrease of 39 percent. Selling prices to Dow, which are based on market prices for the related products, were lower for most products in the third quarter of 2009 compared with the third quarter of 2008, as prices declined with lower raw material costs. The most significant declines were reported in ethylene glycols and polyethylene which experienced lower prices and lower volume. Vinyl acetate monomer, oxo products, polyglycols and surfactants all reported higher sales compared with the third quarter of 2008 as increased volume more than offset lower prices. Prices for most products were also lower for the first nine months of 2009 compared with the first nine months of 2008 with ethylene glycols, propylene products and polyethylene experiencing the most significant price declines. The lower prices on a year-to-date basis compared with the prior year also reflected declines in feedstock and energy and raw material costs. The increase in sales volume for ethyleneamines, vinyl acetate monomer and oxo products for the first nine months of 2009 compared with the first nine months of 2008 was more than offset by the lower sales demand for other products.

Cost of sales decreased 41 percent from $1,942 million in the third quarter of 2008 to $1,145 million in the third quarter of 2009, principally due to lower feedstock and energy costs, lower sales volume and cost control measures. On a year-to-date basis, cost of sales decreased 44 percent from $5,785 million in the first nine months of 2008 to $3,224 million in the first nine months of 2009, again reflecting lower feedstock and energy costs and lower sales volume.

Equity in earnings of nonconsolidated affiliates was $14 million in the third quarter of 2009 compared with $55 million in the third quarter of 2008. The OPTIMAL Group of Companies (“OPTIMAL”) reported a significant decline in earnings in the third quarter of 2009 compared with the third quarter of 2008. For the first nine months of 2009 equity in earnings of nonconsolidated affiliates were $20 million compared with $172 million for the first nine months of 2008, as the Corporation’s joint ventures were also impacted by the severe recessionary environment.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) – net for the third quarter of 2009 was income of $320 million compared with expense of $18 million for the third quarter of 2008. Sundry income (expense) - net was favorably impacted in the third quarter of 2009 by a pretax gain of $328 million on the sale of the Corporation’s ownership interest in OPTIMAL (See Note D to the Consolidated Financial Statements). Year to date, sundry income (expense) - net was income of $322 million compared with income of $38 million for the first nine months of 2008. Sundry income (expense) - net for the first nine months of 2008 was favorably impacted by a dividend of $75 million from Dow International Holdings Company (“DIHC”) in the first quarter of 2008 (see Note K to the Consolidated Financial Statements).

Interest income was $21 million in the third quarter of 2009 compared with $24 million in the third quarter of 2008. Year to date, interest income was $31 million, down from $82 million in the first nine months of 2008. Interest income was lower in 2009 compared with the same periods of last year due to lower interest rates. Interest expense and amortization of debt discount was $8 million in the third quarter of 2009 compared with $12 million in the third quarter of 2008. In the first nine months of 2009, interest expense and amortization of debt discount was $32 million compared with $37 million for the first nine months of 2008.

The Corporation reported a provision for income taxes of $222 million in the third quarter of 2009 due primarily to the sale of its ownership interest in OPTIMAL. For the first nine months of 2009, the provision for income taxes was $183 million. The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, dividends received from investments in related companies and the level of income relative to tax credits available. The effective tax rate for the first nine months of 2009 was 30.9 percent compared with 24.9 percent for the same period last year.

The Corporation reported net income of $326 million for the third quarter of 2009 compared with $81 million for the third quarter of 2008, and net income for the first nine months of 2009 of $410 million compared with $281 million for the first nine months of 2008. Excluding the pretax gain from the Corporation’s sale of its ownership interest in OPTIMAL, the results for the first nine months of 2009 reflected the continuing global recession, as lower demand continued to put downward pressure on prices, which more than offset lower feedstock and energy costs, resulting in lower margins.

On July 31, 2009, Dow entered into a definitive agreement that included the sale of certain specialty latex assets of the Corporation, located in the United States, Canada, Puerto Rico, and Mexico, as required by the United States Federal Trade Commission (“FTC”) for the approval of Dow’s acquisition of Rohm and Haas Company. An impairment charge of $114 million for these assets was recognized in the second quarter 2009 restructuring charge (see Note C to the Consolidated Financial Statements). The transaction is subject to approval by the FTC and other customary closing conditions and is expected to close by the end of 2009.

OTHER MATTERS

Recent Accounting Guidance
See Note B to the Consolidated Financial Statements for a summary of recent accounting guidance. In addition, see Note H to the Consolidated Financial Statements for the Corporation’s disclosures about fair value measurements. The sensitivity of fair value measurements is immaterial relative to the assets and liabilities measured at fair value, as well as to the total equity of the Corporation.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2009	2008
Claims unresolved at January 1	75,706	90,322
Claims filed	6,379	8,357
Claims settled, dismissed or otherwise resolved	(6,728)	(15,856)
Claims unresolved at September 30	75,357	82,823
Claimants with claims against both UCC and Amchem	24,328	26,184
Individual claimants at September 30	51,029	56,639

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

Based on the Corporation’s review of 2009 activity, the Corporation determined that no adjustment to the accrual was required at September 30, 2009. The Corporation’s asbestos-related liability for pending and future claims was $857 million at September 30, 2009. Approximately 22 percent of the recorded liability related to pending claims and approximately 78 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs	Nine Months Ended		Aggregate Costs
In millions	Sept. 30, 2009	Sept. 30, 2008	to Date as of Sept. 30, 2009
Defense costs	$40	$37	$665
Resolution costs	$77	$90	$1,463

The average resolution payment per asbestos claimant and the rate of new claim filings has fluctuated since the beginning of 2001. The Corporation’s management expects such fluctuation to continue based upon a number of factors, including the number and type of claims settled in a particular period, the jurisdictions in which such claims arose and the extent to which any proposed legislative reform related to asbestos litigation is being considered.

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $20 million in the third quarter of 2009 ($14 million in the third quarter of 2008) and $40 million in the first nine months of 2009 ($30 million in the first nine months of 2008), and was reflected in “Cost of sales.”

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. This lawsuit was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Although the lawsuit is continuing, through the end of the third quarter of 2009, the Corporation had reached settlements with several of the carriers involved in this litigation.

The Corporation’s receivable for insurance recoveries related to the asbestos liability was $403 million at September 30, 2009 and December 31, 2008. At September 30, 2009 and December 31, 2008, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers for reimbursement as follows:

Receivables for Costs Submitted to Insurance Carriers
In millions	Sept. 30, 2009	Dec. 31, 2008
Receivables for defense costs	$21	$28
Receivables for resolution costs	231	244
Total	$252	$272

After a review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, and after taking into account the solvency and historical payment experience of various insurance carriers, existing insurance settlements, and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, the Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments in asbestos-related matters occurred during the third quarter of 2009. For a summary of the history and current status of asbestos-related matters, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note I to the Consolidated Financial Statements.

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

At September 30, 2009, Dow had outstanding borrowings of $1.0 billion pursuant to a Term Loan Agreement (fully repaid on October 1, 2009), additional debt securities of $8.75 billion and preferred equity securities in the amount of $4.0 billion largely to finance the April 1, 2009 acquisition of Rohm and Haas. This financing requires Dow to make additional interest and dividend payments and thus may reduce Dow’s flexibility to respond to changing business and economic conditions. Although Dow’s credit rating was reduced in 2009, Dow is currently investment grade. If Dow’s credit rating is reduced below investment grade, it could have a negative impact on Dow’s ability to access credit markets. Dow is focused on reducing its indebtedness and intends to continue a strategy of divesting certain assets to achieve this goal. If Dow is unable to successfully sell such assets, Dow could have difficulty reducing its indebtedness, which could result in further downgrades of its credit ratings, adversely affecting Dow’s financial condition and results of operations.

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
The Corporation is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At September 30, 2009, the Corporation had accrued obligations of $79 million for environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Corporation’s operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters may result in significant unanticipated costs or liabilities.

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

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. At September 30, 2009, the Corporation’s asbestos-related liability for pending and future claims was $857 million and the Corporation’s receivable for insurance recoveries related to its asbestos liability was $403 million. At September 30, 2009, the Corporation also had receivables of $252 million for insurance recoveries for defense and resolution costs. Management believes that it is reasonably possible that the cost of disposing of the Corporation’s asbestos-related claims, including future defense costs, could have a material adverse impact on the Corporation’s consolidated financial statements.

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

Date: October 30, 2009
	By:	/s/ WILLIAM H. WEIDEMAN
William H. Weideman
Vice President and Controller
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

	By:	/s/ EUDIO GIL
Eudio Gil
Vice President, Treasurer and
Chief Financial Officer

Union Carbide Corporation and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION
2.2
Agreement for the Sale & Purchase of Shares, dated as of August 17, 2009, among Union Carbide Corporation, UCMG L.L.C. and Petroliam Nasional Berhad, (See Exhibit 2.1 of the Corporation’s Current Report on Form 8-K dated September 30, 2009).

10.5.7	Seventh Amendment to the Amended and Restated Revolving Credit Agreement, effective as of September 30, 2009, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors.
10.7.2	Second Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of August 1, 2009, between the Corporation and The Dow Chemical Company.
23	Analysis, Research & Planning Corporation’s Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.