Form 10-K
period 2009-12-31
UNION CARBIDE CORP /NEW/
filed 2010-02-19
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2009

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

☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☐No

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
☐ Yes ☑ No

At February 18, 2010, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference None

Union Carbide Corporation

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2009

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

Dow conducts its worldwide operations through global businesses. The Corporation’s business activities comprise components of Dow’s global businesses rather than stand-alone operations. Because there are no separable reportable business segments for UCC and no detailed business information is provided to a chief operating decision maker regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment. In order to simplify the customer interface process, the Corporation sells its products to Dow. Products are sold to Dow at market-based prices, in accordance with the terms of Dow’s long-standing intercompany pricing policies.

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

Latex—water-based emulsions, including EVOCAR™ vinyl acetate ethylene, NEOCAR™ branched vinyl ester latexes, UCAR™ POLYPHOBE™ rheology modifiers, and UCAR™ all-acrylic, styrene-acrylic and vinyl-acrylic latexes used as key components in decorative and industrial paints, adhesives, textile products, and construction products, such as caulks and sealants. See Note S to the Consolidated Financial Statements for information regarding a 2010 divestiture.

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

Research and Development
The Corporation is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. Research and development expenses were $48 million in 2009, $68 million in 2008 and $70 million in 2007. In addition, certain of the Corporation's nonconsolidated affiliates conduct research and development within their business fields.

Patents, Licenses and Trademarks
The Corporation owns approximately 1,200 U.S. and foreign patents that relate to a wide variety of products and processes, has a substantial number of pending patent applications throughout the world and is licensed under a number of patents. These patents expire at various times over the next 20 years. The Corporation also has a large number of trademarks. Although the Corporation considers that its patents, licenses and trademarks in the aggregate constitute a valuable asset, it does not regard its business as being materially dependent upon any single patent, license or trademark.

Principal Partly Owned Companies
UCC's principal nonconsolidated affiliates at December 31, 2009 and the Corporation's ownership interest in each are listed below:
•	Nippon Unicar Company Limited – 50 percent – a Japan-based manufacturer of polyethylene and specialty polyethylene compounds.
•	Univation Technologies, LLC – 50 percent – a U.S. company that develops, markets and licenses polyethylene process technology and related catalysts.

Financial Information about Foreign and Domestic Operations and Export Sales
In 2009, the Corporation derived 41 percent of its trade sales from customers outside the United States and had 1 percent of its property investment located outside the United States. See Note R to the Consolidated Financial Statements for information on sales to external customers and long-lived assets by geographic area.

Protection of the Environment
Matters pertaining to the environment are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes A and L to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS.

The factors described below represent the Corporation’s principal risks.

Volatility in purchased feedstock and energy costs impacts UCC’s operating costs and adds variability to earnings.

Purchased feedstock and energy costs account for a substantial portion of the Corporation’s total production costs and operating expenses. When these costs increase, the Corporation is not always able to immediately raise selling prices and, ultimately, the ability to pass on underlying cost increases is greatly dependent on market conditions.  Conversely, when these costs decline, selling prices decline as well.  As a result, volatility in these costs could negatively impact the Corporation’s results of operations.

Issues involving The Dow Chemical Company, the Corporation’s parent company, could have a liquidity impact on the Corporation.

Because Dow is a service provider, material debtor, and the major customer of the Corporation, certain events and situations affecting Dow’s acquisition of Rohm and Haas Company (“Rohm and Haas”), as noted below, could potentially impact sources of liquidity for the Corporation.

Dow’s integration of Rohm and Haas, which was acquired on April 1, 2009, could present significant challenges to Dow. The integration is requiring the attention of Dow management and employees, which could lessen time spent on services and administrative functions provided to the Corporation pursuant to negotiated agreements. In addition, Dow’s integration and implementation could result in higher expenses, and/or the use of more cash and other financial resources than Dow had expected. Moreover, if the integration is not completed as planned, it could negatively impact Dow’s financial condition and results of operations.

In 2009, Dow issued preferred equity securities, debt securities and common equity securities to partially finance the $15.7 billion acquisition of Rohm and Haas on April 1, 2009. This requires Dow to make additional interest and dividend payments and thus may reduce Dow’s flexibility to respond to changing business and economic conditions or fund capital expenditures or working capital needs.  This may also increase Dow’s vulnerability to adverse economic conditions.

Dow’s credit rating is currently investment grade.  Dow’s long-term and short-tem credit ratings were downgraded by Fitch, Standard and Poor’s, and Moody’s in the first half of 2009.  If Dow’s credit-ratings are further downgraded, borrowing costs will increase on certain indebtedness and it could have a negative impact on Dow’s ability to access credit markets and therefore, the Corporation’s liquidity.

The value of investments is influenced by economic and market conditions.

The economic environment impacts the fair value of pension assets, which could trigger increased future funding requirements of the pension trust.

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

The Corporation is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At December 31, 2009, the Corporation had accrued obligations of $84 million ($67 million at December 31, 2008) for environmental remediation and restoration costs, including $21 million ($18 million at December 31, 2008) for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Corporation’s operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters may result in significant unanticipated costs or liabilities.

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

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. At December 31, 2009, the Corporation’s asbestos-related liability for pending and future claims was $839 million ($934 million at December 31, 2008) and the Corporation’s receivable for insurance recoveries related to its asbestos liability was $84 million ($403 million at December 31, 2008). At December 31, 2009, the Corporation also had receivables of $448 million ($272 million at December 31, 2008) for insurance recoveries for defense and resolution costs. Management believes that it is reasonably possible that the cost of disposing of the Corporation’s asbestos-related claims, including future defense costs, could have a material adverse impact on the Corporation’s consolidated financial statements.

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

A summary of properties, classified by type, is contained in Note F to the Consolidated Financial Statements.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2009	2008	2007
Claims unresolved at January 1	75,706	90,322	111,887
Claims filed	8,455	10,922	10,157
Claims settled, dismissed or otherwise resolved	(9,131)	(25,538)	(31,722)
Claims unresolved at December 31	75,030	75,706	90,322
Claimants with claims against both UCC and Amchem	24,146	24,213	28,937
Individual claimants at December 31	50,884	51,493	61,385

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

In November 2009, the Corporation requested ARPC to review the Corporation’s 2009 asbestos claim and resolution activity and determine the appropriateness of updating its December 2008 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2009. In December 2009, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation’s own review of the asbestos claim and resolution activity and ARPC’s response, the Corporation determined that no change to the accrual was required. At December 31, 2009, the Corporation’s asbestos-related liability for pending and future claims was $839 million.

At December 31, 2009, approximately 23 percent of the recorded liability related to pending claims and approximately 77 percent related to future claims. At December 31, 2008, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs				Aggregate Costs
In millions	2009	2008	2007	to Date as of Dec. 31, 2009
Defense costs	$62	$60	$84	$687
Resolution costs	$94	$116	$88	$1,480

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $58 million in 2009, $53 million in 2008 and $84 million in 2007, and was reflected in “Cost of sales” in the consolidated statements of income.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, UCC has reached settlements with several of the carriers involved in the Insurance Litigation, including settlements reached with two significant carriers in the fourth quarter of 2009, resulting in a shift between receivable balances further discussed below. The Insurance Litigation is ongoing.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $84 million at December 31, 2009 and $403 million at December 31, 2008. The decrease in the receivable was principally due to settlements reached in the fourth quarter of 2009 with two significant carriers involved in the Insurance Litigation. At December 31, 2009 and 2008, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.  The balance of these receivables increased in 2009 principally as a result of settlements reached in the fourth quarter of 2009 with two significant carriers involved in the Insurance Litigation.

Receivables for Costs Submitted to Insurance Carriers with Settlement Agreements
at December 31 In millions	2009	2008
Receivables for defense costs	$91	$28
Receivables for resolution costs	357	244
Total	$448	$272

After a review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, the Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection

Summary
The amounts recorded for the asbestos-related liability and related insurance receivable described above were based upon current, known facts. However, future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries to be higher or lower than those projected or those recorded.

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

Pursuant to General Instruction I of Form 10-K “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the year ended December 31, 2009, the most recent fiscal year, compared with the year ended December 31, 2008, the fiscal year immediately preceding it.

References below to “Dow” refer to The Dow Chemical Company and its consolidated subsidiaries, except as otherwise indicated by the context.

Dow conducts its worldwide operations through global businesses. Union Carbide Corporation’s (the “Corporation” or “UCC”) business activities comprise components of Dow’s global operations rather than stand-alone operations. Because there are no separable reportable business segments for UCC and no detailed business information is provided to a chief operating decision maker regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment.

Forward-Looking Information
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of UCC. This section covers the current performance and outlook of the Corporation. The forward-looking statements contained in this section and in other parts of this document involve risks and uncertainties that may affect the Corporation’s operations, markets, products, services, prices and other factors as more fully discussed elsewhere and in filings with the U.S. Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, competitive, legal, governmental and technological factors. Accordingly, there is no assurance that the Corporation’s expectations will be realized. The Corporation assumes no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws.

Results of Operations
Total net sales of $5,064 million for 2009 were down compared with $7,326 million in 2008. Net sales to related companies were $4,899 million for 2009 compared with $7,107 million for 2008, a decrease of 31 percent. Selling prices to Dow, which are based on market prices for the related products, were lower in 2009 for all major products except ethyleneamines compared with 2008, as prices reflected declines in feedstock, energy and raw material costs. Ethylene glycol (“EG”) and vinyl acetate monomer experienced the most significant price declines. In 2009, volume decreased from 2008 for several products, with the largest declines in EG and wire and cable, reflecting the decline in the global economy which began in 2008 and extended into 2009. These decreases were partially offset by increased demand for vinyl acetate monomer, ethyleneamines and oxo products as these markets began to recover in the second half of 2009.

Cost of sales decreased 38 percent from $7,194 million in 2008 to $4,457 million in 2009 due principally to lower feedstock, energy and raw material costs, lower sales volume and cost control measures.

Research and development (“R&D”) expense was $48 million in 2009 compared with $68 million in 2008.  The decrease of $20 million or 29 percent was due to cost savings initiatives.

In 2008, UCC recorded a $26 million goodwill impairment loss associated with polypropylene assets. For additional information, see Note H to the Consolidated Financial Statements.

On June 30, 2009, the Board of Directors of UCC approved a restructuring plan to improve the cost effectiveness of the Corporation’s global operations. As a result, the Corporation recorded restructuring charges of $162 million in the second quarter of 2009, which included the shutdown of certain facilities that produce ethylene as well as ethylene oxide/ethylene glycol ($38 million) and certain related capital project write-offs ($7 million).  Also included in the restructuring charge was severance of $3 million and an impairment charge of $114 million related to the expected loss arising from the U.S. Federal Trade Commission (“FTC”) required divestiture of certain specialty latex assets resulting from Dow’s acquisition of Rohm and Haas Company. The Corporation recorded the following adjustments to its restructuring plans during 2009: $4 million increase in severance costs related to the 2008 restructuring plan and $5 million adjustment to reduce severance costs related to the 2007 restructuring plan. See Note C to the Consolidated Financial Statements for information on the Corporation’s restructuring activities.

On December 5, 2008, the Board of Directors of UCC approved a restructuring plan to improve the cost effectiveness of the Corporation’s global operations. As a result, the Corporation recorded restructuring charges of $105 million in the fourth quarter of 2008, which included the write-off of the net book value of certain assets in Texas and Xiaolan, China, and a workforce reduction.

Following the December 2008 completion of a study to review its asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims (excluding future defense and processing costs) by $54 million in the fourth quarter of 2008. The reduction was shown as “Asbestos-related credit” in the consolidated statements of income, (see Note L to the Consolidated Financial Statements).

Equity in earnings of nonconsolidated affiliates was $45 million in 2009, down from $166 million in 2008 as the Corporation’s joint ventures were also impacted by the global economic downturn.  In addition, equity earnings in 2009 were reduced as a result of the sale of the Corporation’s ownership interest in the OPTIMAL Group of Companies (“OPTIMAL”) in the third quarter of 2009, (see Note D to the Consolidated Financial Statements).

Sundry income – net includes a variety of income and expense items such as dividend income, the gain or loss on foreign currency exchange, commissions, charges for management services provided by Dow and gains and losses on sales of investments and assets. Sundry income – net for 2009 was $479 million compared with $243 million in 2008. Sundry income – net for 2009 was favorably impacted by a pretax gain of $339 million on the sale of the Corporation’s ownership interest in OPTIMAL.  Sundry income – net for 2008 was favorably impacted by dividend income of $297 million from related parties, including $204 million from Dow International Holding Company (“DIHC”) and $82 million from Modeland International Holdings Inc.

Interest income for 2009 was $65 million compared with $110 million in 2008, reflecting a decrease in interest rates. Interest expense and amortization of debt discount for 2009 was $42 million compared with $48 million for 2008.

The provision for income taxes was $239 million in 2009 compared with $118 million in 2008.  The Corporation’s overall effective tax rate was 25.6 percent for 2009 compared with 26.5 percent for 2008.  The Corporation’s effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, dividends received from investments in related companies and the level of income relative to tax credits available. The underlying factors affecting UCC’s overall effective tax rates are summarized in Note Q to the Consolidated Financial Statements.

The Corporation reported net income of $696 million in 2009 compared with $327 million for 2008.  In addition to the pretax gain from the Corporation’s sale of its ownership interest in OPTIMAL, the results for 2009 reflected the impact of lower raw material costs significantly offset by lower demand, which continued to put downward pressure on prices reflecting the economic downturn.

SUBSEQUENT EVENT
On July 31, 2009, Dow entered into a definitive agreement that included the sale of certain specialty latex assets of the Corporation, located in the United States, Canada, Puerto Rico and Mexico, as required by the U.S. Federal Trade Commission (“FTC”) for the approval of Dow’s acquisition of Rohm and Haas.  An impairment charge of $114 million for these assets was recognized in the second quarter of 2009 restructuring charge (see Note C to the Consolidated Financial Statements). The divestiture of these assets was completed on January 25, 2010. The impact of this sale on the Corporation’s consolidated financial statements is not expected to be material.

OTHER MATTERS

Recent Accounting Guidance
See Note B to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Policies
The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. Following are the Corporation’s critical accounting policies impacted by judgments, assumptions and estimates:

Litigation
The Corporation is subject to legal proceedings and claims arising out of the normal course of business. The Corporation routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an actuarial analysis of historical claims experience for incurred but not reported matters. The Corporation has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to minimize the impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note L to the Consolidated Financial Statements.

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

In November 2009, the Corporation requested ARPC to review the Corporation’s 2009 asbestos claim and resolution activity and determine the appropriateness of updating its December 2008 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2009. In December 2009, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation’s own review of the asbestos claim and resolution activity and ARPC’s response, the Corporation determined that no change to the accrual was required. At December 31, 2009, the Corporation’s asbestos-related liability for pending and future claims was $839 million.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $84 million at December 31, 2009 and $403 million at December 31, 2008. The decrease in the receivable was principally due to settlements reached in the fourth quarter of 2009 with two significant carriers. In addition, the Corporation had receivables of $448 million at December 31, 2009 and $272 million at December 31, 2008 for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos related insurance coverage. The balance of these receivables increased in 2009 principally as a result of settlements reached in the fourth quarter of 2009 with two significant carriers.

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

For additional information, see Legal Proceedings and Note L to the Consolidated Financial Statements.

Environmental Matters
The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. In the case of landfills and other active waste management facilities, UCC recognizes the costs over the useful life of the facility. At December 31, 2009, the Corporation had accrued obligations of $84 million for environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. At December 31, 2008, the Corporation had accrued obligations of $67 million for environmental remediation and restoration costs, including $18 million for the remediation of Superfund sites. For further discussion, see Environmental Matters in Notes A and L to the Consolidated Financial Statements.

Pension and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled at December 31, 2009, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note N to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and therefore affect expense recognized and obligations recorded in future periods.

The Corporation determines the expected long-term rate of return on plan assets by performing a detailed analysis of key economic and market factors driving historical returns for each asset class and formulating a projected return based on factors in the current environment.  Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads and other valuation measures and market metrics. The expected long-term rate for each asset class is then weighted based on the strategic asset allocation approved by the governing body for each plan. The Corporation’s historical experience with the pension fund asset performance is also considered.  A similar process is followed in determining the expected long-term rate of return for assets held by the Corporation’s other post retirement benefit plan trust. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2009 was 8 percent. This assumption was lowered to 7.4 percent for determining 2010 net periodic pension expense. Future actual pension income/expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Corporation’s pension plans.

The discount rates utilized to measure the pension and other postretirement benefit obligations are based on the yield on high-quality fixed income investments at the measurement date.  Future expected actuarially determined cash flows of the plan are matched against the Citigroup Pension Discount Curve (Above Median) to arrive at a single discount rate by plan. The resulting discount rate decreased from 6.85 percent at December 31, 2008 to 5.85 percent at December 31, 2009.

The value of the qualified plan assets totaled $3.2 billion at December 31, 2009, which is unchanged compared with December 31, 2008.  The funded status of the qualified plan, net of benefit obligations decreased by approximately $200 million at December 31, 2009 compared with December 31, 2008.  The decrease was due to the lower discount rates partially offset by favorable impact of asset returns.  For 2010, the Corporation does not expect to make cash contributions to its pension and other post retirement benefit plans.

The assumption for the long-term rate of increase in compensation levels is 4.25 percent for 2010 and 4.5 percent thereafter. Since 2002, the Corporation has used a generational mortality table to determine the duration of its pension and other postretirement obligations.

The Corporation bases the determination of pension expense or income on a market-related valuation of plan assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2009, $488 million of net losses remain to be recognized in the calculation of the market-related value of plan assets. These net losses will result in increases in future pension expense as they are recognized in the market-related value of assets and are a component of the total net loss of $1,416 million shown under “Pretax amounts recognized in AOCI at December 31” in the table entitled “Change in Projected Benefit Obligations, Plan Assets and Funded Status of all Significant Plans” included in Note N to the Consolidated Financial Statements. The remaining $928 million of net losses represents cumulative changes in plan experience and actuarial assumptions. The net decrease in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

Net Decrease (Increase) in Market-Related Asset Value due to Recognition of Prior Gains and Losses In millions
2010	$147
2011	162
2012	191
2013	(12)
Total	$488

Based on the 2010 pension assumptions, a reduction in curtailment costs, and changes in the market-related value of assets due to the recognition of prior asset gains, the Corporation expects net periodic benefit costs to increase approximately $65 million for pension and other postretirement benefits in 2010 compared with 2009.

A 25 basis point adjustment in the long-term return on assets assumption would change total pension expense for 2010 by approximately $9 million. A 25 basis point adjustment in the discount rate assumption would change the total pension expense for 2010 by approximately $7 million.

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

At December 31, 2009, the Corporation had a net deferred tax asset balance of $584 million, including deferred tax assets for tax loss and tax credit carryforwards of $160 million, of which $14 million is subject to expiration in the years 2010-2014. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Corporation needs taxable income of approximately $616 million across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2010-2014 is $167 million. In evaluating the ability to realize its deferred tax assets, the Corporation relied principally on the reversal of existing temporary differences, the availability of tax planning strategies and on forecasted taxable income using historical and projected future operating results.

The Corporation recognizes the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits, that the position will be sustained. At December 31, 2009, the Corporation had uncertain tax positions of $208 million.

The Corporation accrues for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. At December 31, 2009, the Corporation had a non-income tax contingency reserve of $25 million. For additional information, see Note Q to the Consolidated Financial Statements.

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

Environmental Remediation
UCC accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, UCC recognizes the costs over the useful life of the facility. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note A to the Consolidated Financial Statements. To assess the impact on the consolidated financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had an accrued liability of $63 million at December 31, 2009 and $49 million at December 31, 2008 related to the remediation of current or former UCC-owned sites.

In addition to current and former UCC-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as “Superfund Law”), UCC is liable for remediation of other hazardous waste sites where UCC allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Because Superfund Law imposes joint and several liability upon each party at a site, UCC has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties (“PRPs”) at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management’s estimate of the Corporation’s remaining liability for the remediation of Superfund sites was $21 million at December 31, 2009 and $18 million at December 31, 2008, which has been accrued, although the ultimate cost with respect to these sites could exceed that amount. The Corporation has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites	UCC-owned Sites (1)		Superfund Sites (2)
	2009	2008	2009	2008
Number of sites at January 1	31	32	56	62
Sites added during year	-	-	2	3
Sites closed during year	-	(1)	-	(9)
Number of sites at December 31	31	31	58	56
(1)	UCC-owned sites are sites currently or formerly owned by UCC, where remediation obligations are imposed (in the United States) by the Resource Conservation Recovery Act or analogous state law.
(2)	Superfund sites are sites, including sites not owned by UCC, where remediation obligations are imposed by Superfund Law.

In total, the Corporation’s accrued liability for probable environmental remediation and restoration costs was $84 million at December 31, 2009, compared with $67 million at December 31, 2008. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. It is the opinion of management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

The amounts charged to income on a pretax basis related to environmental remediation totaled $49 million in 2009 and $29 million in 2008. Capital expenditures for environmental protection were $2 million in 2009 and $17 million in 2008.

Asbestos-Related Matters

Introduction
The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC’s premises, and UCC’s responsibility for asbestos suits filed against a former UCC subsidiary, Amchem Products, Inc. (“Amchem”). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to the Corporation’s products.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2009	2008	2007
Claims unresolved at January 1	75,706	90,322	111,887
Claims filed	8,455	10,922	10,157
Claims settled, dismissed or otherwise resolved	(9,131)	(25,538)	(31,722)
Claims unresolved at December 31	75,030	75,706	90,322
Claimants with claims against both UCC and Amchem	24,146	24,213	28,937
Individual claimants at December 31	50,884	51,493	61,385

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

In November 2009, the Corporation requested ARPC to review the Corporation’s 2009 asbestos claim and resolution activity and determine the appropriateness of updating its December 2008 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2009. In December 2009, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation’s own review of the asbestos claim and resolution activity and ARPC’s response, the Corporation determined that no change to the accrual was required. At December 31, 2009, the Corporation’s asbestos-related liability for pending and future claims was $839 million.

At December 31, 2009, approximately 23 percent of the recorded liability related to pending claims and approximately 77 percent related to future claims. At December 31, 2008, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs				Aggregate Costs
In millions	2009	2008	2007	to Date as of Dec. 31, 2009
Defense costs	$62	$60	$84	$687
Resolution costs	$94	$116	$88	$1,480

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $58 million in 2009, $53 million in 2008 and $84 million in 2007, and was reflected in “Cost of sales” in the consolidated statements of income.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case,

UCC has reached settlements with several of the carriers involved in the Insurance Litigation, including settlements reached with two significant carriers in the fourth quarter of 2009, resulting in a shift between receivable balances further discussed below.  The Insurance Litigation is ongoing.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $84 million at December 31, 2009 and $403 million at December 31, 2008. The decrease in the receivable was principally due to settlements reached in the fourth quarter of 2009 with two significant carriers involved in the Insurance Litigation. At December 31, 2009 and 2008, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.  The balance of these receivables increased in 2009 principally as a result of settlements reached in the fourth quarter of 2009 with two significant carriers involved in the Insurance Litigation.

Receivables for Costs Submitted to Insurance Carriers with Settlement Agreements
at December 31 In millions	2009	2008
Receivables for defense costs	$91	$28
Receivables for resolution costs	357	244
Total	$448	$272

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

Failure to Close
On December 31, 2008, Dow received a written notice from PIC with respect to the JVFA advising Dow of PIC’s position that certain conditions to closing were not satisfied and, therefore, PIC was not obligated to close the transaction. On January 2, 2009, PIC refused to close the K-Dow transaction in accordance with the JVFA. Dow disagrees with the characterizations and conclusions expressed by PIC in the written notice and Dow has informed PIC that it breached the JVFA. On January 6, 2009, Dow announced that it would seek to fully enforce its rights under the terms of the JVFA and various related agreements. Currently, Dow continues in a process to consider alternatives for these businesses.

Arbitration
Dow’s claims against PIC are subject to an arbitration agreement between the parties, which provides for arbitration under the Rules of Arbitration of the International Chamber of Commerce. On February 18, 2009, Dow initiated arbitration proceedings against PIC alleging that PIC breached the JVFA by failing to close the transaction on January 2, 2009. Dow is seeking damages in excess of $2.5 billion in the arbitration proceeding.

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

UCC uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential gain or loss in fair market values given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Corporation is a historical simulation model which captures the co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data.  The 2009 and 2008 year-end and average daily VAR for the aggregate of all positions are shown below:

Total Daily VAR at December 31	2009		2008
In millions	Year-end	Average	Year-end	Average
Interest rate	$20	$30	$46	$28

The decline in year-end VAR was due to a decrease in total debt in 2009.

See Notes I and M to the Consolidated Financial Statements for further disclosure regarding market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Union Carbide Corporation

We have audited the accompanying consolidated balance sheets of Union Carbide Corporation and subsidiaries (the "Corporation") as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2.  These financial statements and financial statement schedule are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Carbide Corporation and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP Midland, Michigan February 19, 2010

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

(In millions) For the years ended December 31	2009	2008	2007
Net trade sales	$165	$219	$211
Net sales to related companies	4,899	7,107	7,282
Total Net Sales	5,064	7,326	7,493
Cost of sales	4,457	7,194	6,881
Research and development expenses	48	68	70
Selling, general and administrative expenses	10	13	19
Goodwill impairment loss	-	26	-
Restructuring charges	161	105	55
Asbestos-related credit	-	54	-
Equity in earnings of nonconsolidated affiliates	45	166	500
Sundry income - net	479	243	49
Interest income	65	110	173
Interest expense and amortization of debt discount	42	48	52
Income Before Income Taxes	935	445	1,138
Provision for income taxes	239	118	86
Net Income Attributable to Union Carbide Corporation	$696	$327	$1,052
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

(In millions) At December 31	2009	2008
Assets
Current Assets
Cash and cash equivalents	$22	$24
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2009: $1; 2008: $1)	20	21
Related companies	371	128
Other	254	90
Notes receivable from related companies	4,150	3,934
Inventories	207	187
Deferred income taxes and other current assets	109	64
Total current assets	5,133	4,448
Investments
Investments in related companies	972	972
Investments in nonconsolidated affiliates	116	427
Other investments	21	19
Noncurrent receivables	47	46
Noncurrent receivables from related companies	101	187
Total investments	1,257	1,651
Property
Property	7,533	7,630
Less accumulated depreciation	5,986	5,744
Net property	1,547	1,886
Other Assets
Other intangible assets (net of accumulated amortization - 2009: $140; 2008: $135)	10	17
Deferred income tax assets - noncurrent	498	439
Asbestos-related insurance receivables - noncurrent	330	658
Deferred charges and other assets	73	79
Total other assets	911	1,193
Total Assets	$8,848	$9,178
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$3	$12
Long-term debt due within one year	-	249
Accounts payable:
Trade	225	170
Related companies	329	299
Other	28	35
Income taxes payable	119	176
Asbestos-related liabilities - current	115	120
Accrued and other current liabilities	195	198
Total current liabilities	1,014	1,259
Long-Term Debt	571	571
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	855	662
Asbestos-related liabilities - noncurrent	734	824
Other noncurrent obligations	240	298
Total other noncurrent liabilities	1,829	1,784
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	-	-
Additional paid-in capital	312	312
Retained earnings	6,131	6,094
Accumulated other comprehensive loss	(1,010)	(844)
Union Carbide Corporation's stockholder's equity	5,433	5,562
Noncontrolling Interests	1	2
Total Equity	5,434	5,564
Total Liabilities and Equity	$8,848	$9,178
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2009	2008	2007
Operating Activities
Net Income Available for Common Stockholder	$696	$327	$1,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	297	273	311
Provision (Credit) for deferred income tax	(69)	60	(238)
Earnings of nonconsolidated affiliates in excess of dividends received	(9)	(34)	(169)
Net gain on sales of property	(3)	(14)	(10)
Restructuring charges	159	105	55
Gain on sale of ownership interest in nonconsolidated affiliates	(339)	-	(1)
Other (gain) loss, net	-	-	(1)
Asbestos-related credit	-	(54)	-
Goodwill impairment loss	-	26	-
Pension contributions	(2)	(2)	(2)
Changes in assets and liabilities:
Accounts and notes receivable	20	19	(6)
Related company receivables	(459)	(348)	(825)
Inventories	(20)	(9)	21
Accounts payable	48	(63)	(64)
Related company payables	21	(85)	135
Other assets and liabilities	(94)	(81)	(50)
Cash provided by operating activities	246	120	208
Investing Activities
Capital expenditures	(101)	(252)	(272)
Proceeds from sale of ownership interest in nonconsolidated affiliates	671	-	-
Proceeds from sales of property	6	14	22
Distributions from nonconsolidated affiliates	-	-	7
Changes in noncurrent receivable from related company	85	119	(12)
Purchases of investments	(30)	(19)	(7)
Proceeds from sales of investments	30	20	6
Cash provided by (used in) investing activities	661	(118)	(256)
Financing Activities
Changes in short-term notes payable	-	-	(1)
Dividends paid to stockholder	(660)	-	-
Payments on long-term debt	(249)	-	-
Cash used in financing activities	(909)	-	(1)
Summary
Increase (Decrease) in cash and cash equivalents	(2)	2	(49)
Cash and cash equivalents at beginning of year	24	22	71
Cash and cash equivalents at end of year	$22	$24	$22
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

(In millions) For the years ended December 31	2009	2008	2007
Common stock
Balance at beginning and end of year	-	-	-
Additional paid-in capital
Balance at beginning of year	$312	$121	$121
Capital contribution	-	191	-
Balance at end of year	312	312	121
Retained earnings
Balance at beginning of year	6,094	5,767	4,782
Cumulative effect of adopting FIN No. 48	-	-	(67)
Dividends Declared	(660)	-	-
Net income	696	327	1,052
Other	1	-	-
Balance at end of year	6,131	6,094	5,767
Accumulated other comprehensive loss, net of tax
Cumulative translation adjustments at beginning of year	(61)	(69)	(72)
Translation adjustments	-	8	3
Balance at end of year	(61)	(61)	(69)
Pension and Other Postretirement Benefit Plans at beginning of year	(783)	(164)	(411)
Net prior service cost (credit)	3	7	(41)
Net gain (loss)	(170)	(626)	288
Pension and Other Postretirement Benefit Plans at end of year	(950)	(783)	(164)
Accumulated investment gain at beginning of year	1	-	-
Net investment results	-	1	-
Balance at end of year	1	1	-
Accumulated derivative loss at beginning of year	(1)	-	-
Net hedging results	1	(1)	-
Balance at end of year	-	(1)	-
Total accumulated other comprehensive loss	(1,010)	(844)	(233)
Union Carbide Corporation's Stockholder's Equity	5,433	5,562	5,655
Noncontolling Interests	1	2	2
Total Equity	$5,434	$5,564	$5,657
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31	2009	2008	2007
Net Income Attributable to Union Carbide Corporation	$696	$327	$1,052
Other Comprehensive Income (Loss), Net of Tax (tax amounts shown below for 2009, 2008, 2007)
Cumulative translation adjustments	-	8	3
Cumulative unrealized gains on investments	-	1	-
Defined benefit pension plans:
Prior service cost (credit) arising during period (net of tax of $-, $2, $(24))	-	4	(41)
Net gain (loss) arising during period (net of tax of $(87), $(331), $160)	(172)	(627)	270
Less: Amortization of prior service cost included in net periodic pension costs (net of tax of $2, $2, $-)	3	3	-
Less: Amortization of net loss included in net periodic pension costs (net of tax of $-, $1, $11)	2	1	18
Net gain (loss) on cash flow hedging derivative instruments	1	(1)	-
Total other comprehensive income (loss)	(166)	(611)	250
Comprehensive Income (Loss)	$530	$(284)	$1,302
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

The Corporation is a wholly owned subsidiary of The Dow Chemical Company (“Dow”).  In accordance with the accounting requirements for wholly owned subsidiaries the presentation of earnings per share is not required in financial statements of wholly owned subsidiaries and it therefore is not provided.

Dow conducts its worldwide operations through global businesses. The Corporation’s business activities comprise components of Dow’s global operations rather than stand-alone operations. The Corporation sells its products to Dow at market-based prices, in accordance with Dow’s longstanding intercompany pricing policy, in order to simplify the customer interface process. Because there are no separable reportable business segments for UCC and no detailed business information is provided to a chief operating decision maker regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment.

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

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the consolidated balance sheets in both “Accrued and other current liabilities” and “Other noncurrent obligations” at undiscounted amounts. Accruals for related insurance or other third-party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in the consolidated balance sheets as “Accounts receivable – Other.”

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

Financial Instruments
The Corporation calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Corporation uses standard pricing models with market-based inputs that take into account the present value of estimated future cash flows.

The Corporation utilizes derivatives to manage exposures to currency exchange rates, commodity prices and interest rate risk. The fair values of all derivatives are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are reported in income or AOCI, depending on the use of the derivative and whether it qualifies for hedge accounting treatment.

Gains and losses on derivatives that are designated and qualify as cash flow hedging instruments are recorded in AOCI, to the extent the hedges are effective, until the underlying transactions are recognized in income. To the extent effective, gains and losses on derivative and nonderivative instruments used as hedges of the Corporation’s net investment in foreign operations are recorded in AOCI as part of the cumulative translation adjustment. The ineffective portions of cash flow hedges and hedges of net investment in foreign operations, if any, are recognized in income immediately.

Gains and losses on derivatives designated and qualifying as fair value hedging instruments, as well as the offsetting losses and gains on the hedged items, are reported in income in the same accounting period. Derivatives not designated as hedging instruments are marked-to-market at the end of each accounting period with the results included in income.

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

Investments
Investments in debt and marketable equity securities are classified as trading, available-for-sale or held-to-maturity. Investments classified as trading are reported at fair value with unrealized gains and losses included in income. Those classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in AOCI. Those classified as held-to-maturity are recorded at amortized cost. The cost of investments sold is determined by specific identification. The Corporation routinely reviews available-for-sale and held-to-maturity securities for other-than-temporary declines in fair value below the cost basis, and when events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the security is written down to fair value establishing a new cost basis.

Revenue
Substantially all of the Corporation’s revenues are from transactions with Dow. Approximately 96 percent of the Corporation’s sales are related to sales of product. The remaining 4 percent are related to the licensing of patents and technology.

Revenue for product sales to related companies is recognized as risk and title to the product transfer to the related company, which occurs either at the time production is complete or free on board (“FOB”) UCC’s manufacturing facility, in accordance with the sales agreement between the Corporation and Dow. Revenue related to the initial licensing of patents and technology is recognized when earned; revenue related to running royalties is recognized according to licensee production levels.

Revenue for product sales is recognized as risk and title to the product transfer to the customer, which for trade sales, usually occurs at the time shipment is made. Substantially all of the Corporation’s trade sales are sold FOB shipping point or, with respect to countries other than the United States, an equivalent basis. As such, title to the product passes when the product is delivered to the freight carrier. UCC’s standard terms of delivery are included in its contracts of sale, order confirmation documents, and invoices. Freight costs and any directly related costs of transporting finished product to customers are recorded as “Cost of sales.”

Legal Costs
The Corporation expenses legal costs, including those legal costs expected to be incurred in connection with a loss contingency, as incurred.

Severance Costs
Management routinely reviews its operations around the world in an effort to ensure competitiveness across its businesses and geographic areas. When the reviews result in a workforce reduction related to the shutdown of facilities or other optimization activities, severance benefits are provided to employees primarily under ongoing benefit arrangements. These severance costs are accrued once management commits to a plan of termination including the number of employees to be terminated, their job classifications or functions, their locations and the expected completion date.

Income Taxes
The Corporation accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted rates. The effect of a change in tax rates on deferred tax assets is recognized in income in the period that includes the enactment date. The Corporation is included in Dow’s consolidated federal income tax group and consolidated income tax return. The Corporation uses the separate return method to account for its income taxes; accordingly, there is no difference between the method used to account for income taxes at the UCC level and the formula in the Dow-UCC Tax Sharing Agreement used to compute the amount due to Dow or UCC for UCC’s share of taxable income and tax attributes on Dow’s consolidated income tax return.

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

NOTE B     RECENT ACCOUNTING GUIDANCE

Accounting Standards Codification
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“Codification” or “ASC”) became the single source of authoritative U.S. GAAP (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The Codification is topically based with topics organized by ASC number and updated with Accounting Standards Updates (“ASUs”). ASUs replace accounting guidance that was historically issued as Statements of Financial Accounting Standards (“SFAS”), FASB Interpretations (“FIN”), FASB Staff Positions (“FSP”), Emerging Issue Task Force (“EITF”) Abstracts and other types of accounting standards. The Codification became effective September 30, 2009 for the Corporation, and disclosures within this Annual Report on Form 10-K have been updated to reflect the change.

Accounting for Noncontrolling Interests
SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (codified in ASC Topic 810, “Consolidation”), was effective January 1, 2009 for the Corporation and established accounting and reporting standards for noncontrolling interests in a subsidiary and for deconsolidation of a subsidiary. The retrospective presentation and disclosure requirements outlined by the consolidation guidance have been incorporated into this Annual Report on Form 10-K.

On December 31, 2009, the Corporation adopted ASU 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification,” which clarifies the decrease-in-ownership provisions of ASC Topic 810-10 and guidance applicability.  In addition, the ASU expands the required disclosures upon deconsolidation of a subsidiary. The Corporation will apply this ASU, as applicable, to transactions in the future.

Fair Value Measurements
On January 1, 2009, the Corporation adopted FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (codified in ASC Topic 820, “Fair Value Measurements and Disclosures”), related to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on the financial statements on a recurring basis. Since the Corporation’s fair value measurements for nonfinancial assets and nonfinancial liabilities were consistent with the guidance of the FSP, the adoption of the guidance did not have a material impact on the Corporation’s consolidated financial statements. The Corporation’s required disclosures are included in Note J.

On June 30, 2009, the Corporation adopted FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (codified in ASC Topic 820). This FSP provided additional guidance for estimating the fair value when the market activity for an asset or liability has declined significantly. The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial statements.

On October 1, 2009, the Corporation adopted ASU 2009-05, “Fair Value Measurements and Disclosure (Topic 820): Measuring Liabilities at Fair Value.” This ASU clarified the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement.  The adoption of this ASU did not have a material impact on the Corporation’s consolidated financial statements.

On December 31, 2009, the Corporation adopted ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which provided guidance within ASC Topic 820 on measuring the fair value of certain alternative investments in entities that calculate net asset values. The adoption of this ASU did not have a material impact on the Corporation’s consolidated financial statements.

Other Recently Adopted Accounting Guidance
On December 31, 2008, the Corporation early adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (codified in ASC Topic 815, “Derivatives and Hedging”). This guidance required enhanced disclosures about an entity’s derivative and hedging activities. The Corporation’s required disclosures are included in Note I.

On January 1, 2009, the Corporation adopted FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (codified in ASC Topic 805, “Business Combinations” and ASC Topic 820). This guidance states that assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value if the acquisition date fair value can be reasonably determined. If the acquisition date fair value cannot be reasonably determined, then the asset or liability should be recognized in accordance with ASC Topic 450, “Contingencies” (formerly SFAS No. 5, “Accounting for Contingencies,” and FIN No. 14, “Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5”). The FSP also requires new disclosures for the assets and liabilities within the scope of this Topic. The Corporation will apply this guidance to future business combinations.

On June 30, 2009, the Corporation adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (codified in ASC Topic 320, “Investments - Debt and Equity Securities”). This guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial statements.

On June 30, 2009, the Corporation adopted SFAS No. 165, “Subsequent Events” (codified in ASC Topic 855, “Subsequent Events”). This guidance establishes the principles and requirements for evaluating and reporting subsequent events, including the period subject to evaluation for subsequent events, the circumstances requiring recognition of subsequent events in the financial statements, and the required disclosures. The Corporation has evaluated subsequent events in accordance with this guidance through the filing of this Annual Report on Form 10-K on February 19, 2010.

On December 31, 2009, the Corporation adopted FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (codified in ASC Topic 715, “Compensation - Retirement Benefits”). The FSP requires new disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. The required disclosures are included in Note N.

Accounting Guidance Issued But Not Adopted as of December 31, 2009
In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” This ASU is intended to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets.  This ASU is effective for the first annual reporting period beginning after November 15, 2009, which is January 1, 2010 for the Corporation. The adoption of this ASU is not expected to have a material impact on the Corporation’s consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amended the consolidation guidance applicable to variable interest entities and required additional disclosures concerning an enterprise’s continuing involvement with variable interest entities. This ASU is effective for the first annual reporting period beginning after November 15, 2009, which is January 1, 2010 for the Corporation. The adoption of this ASU is not expected to have a material impact on the Corporation’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - consensus of the FASB Emerging Issues Task Force,” which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This ASU is effective for fiscal periods beginning on or after June 15, 2010, which is January 1, 2011 for the Corporation. The Corporation is currently evaluating the impact of adopting the guidance.

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements,” which adds disclosure requirements about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements, and clarifies input and valuation techniques.  This ASU is effective for the first reporting period beginning after December 15, 2009. The Corporation is currently evaluating the impact of adopting the guidance and will include any required new disclosure in its report for the interim period ended March 31, 2010, as appropriate.

NOTE C     RESTRUCTURING

2009 Restructuring
On June 30, 2009, the Board of Directors of UCC approved a restructuring plan to improve the cost effectiveness of the Corporation’s global operations. As a result, the Corporation recorded restructuring charges of $162 million in the second quarter of 2009, which included the shutdown of certain facilities that produced ethylene as well as ethylene oxide/ethylene glycol in Hahnville, Louisiana ($38 million) and certain related capital project write-offs ($7 million). In addition, due to the expected loss arising from the United States Federal Trade Commission (“FTC”) required divestiture of certain specialty latex assets resulting from Dow’s acquisition of Rohm and Haas Company, the Corporation recognized an impairment charge in the second quarter of 2009 ($114 million). Also, included in the second quarter restructuring charge was severance of approximately $3 million for 41 people related to the plant shutdowns and corporate workforce reductions. During 2009, severance of $2 million was paid, leaving a liability at December 31, 2009 of $1 million for approximately 16 employees.  The workforce reduction is expected to be completed by the end of 2010.

The following table summarizes the activities related to the Corporation’s 2009 restructuring reserve:

2009 Restructuring Activities In millions	Impairment of Long-Lived Assets and Other Assets	Severance Costs	Total
Restructuring charges recognized in the second quarter of 2009	$159	$3	$162
Charges against the reserve	(159)	-	(159)
Cash payments	-	(2)	(2)
Reserve balance at December 31, 2009	-	$1	$1

2008 Restructuring
On December 5, 2008, the Board of Directors of UCC approved a restructuring plan to improve the cost effectiveness of the Corporation’s global operations. As a result, the Corporation recorded restructuring charges of $105 million in the fourth quarter of 2008, which included the write-off of the net book value of certain assets in Texas and Xiaolan, China, and a workforce reduction to improve the cost effectiveness and to enhance the efficiency of the Corporation’s operations. The charges included a $57 million write-off of the net book value associated with the shutdown of a facility that manufactures NORDELTM hydrocarbon rubber in Seadrift, Texas, the solution vinyl resins facility in Texas City, Texas and the emulsion systems facility in Xiaolan, China; severance of $24 million for a workforce reduction of 399 people; and curtailment costs of $24 million associated with the Corporation’s defined benefit pension plans. During the first quarter of 2009, the Corporation identified an additional 50 employees to be separated under the 2008 restructuring plan, resulting in the recognition of an additional $4 million of severance cost. During 2009, severance of $23 million was paid, leaving a liability at December 31, 2009 of $5 million for approximately 59 employees. The workforce reduction is expected to be completed by the end of 2010.

The following table summarizes the activities related to the Corporation’s 2008 restructuring reserve:

2008 Restructuring Activities In millions	Impairment of Long-Lived Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Restructuring charges recognized in the fourth quarter of 2008	$57	$24	$24	$105
Charges against the reserve	(57)	-	-	(57)
Reserve balance at December 31, 2008	-	$24	$24	$48
Adjustment to the reserve	-	-	4	4
Cash payments	-	-	(23)	(23)
Reserve balance at December 31, 2009	-	$24	$5	$29

2007 Restructuring
On November 30, 2007, the Board of Directors of UCC approved a plan to shut down certain assets and make organizational changes to enhance the efficiency and cost effectiveness of the Corporation's operations. As a result, based on decisions made by management, the Corporation recorded restructuring charges of $55 million in the fourth quarter of 2007. The charges included a $26 million write-off of the net book value of the polypropylene manufacturing facility at St. Charles Operations in Hahnville, Louisiana, which was shut down at the end of 2007; severance of $17 million for a workforce reduction of 231 people; and curtailment costs of $12 million associated with the Corporation’s defined benefit pension plans. At December 31, 2008, severance of $2 million had been paid and a liability of $15 million remained for approximately 187 employees. In the fourth quarter of 2009, the Corporation reduced the reserve by $5 million related to severance costs, as redeployment opportunities for affected employees were identified. During 2009, severance of $7 million was paid, leaving a liability at December 31, 2009 of $3 million for approximately 35 employees. The remaining workforce reduction is expected to be completed in 2010.

The following table summarizes the activities related to the Corporation’s 2007 restructuring reserve:

2007 Restructuring Activities In millions	Impairment of Long-Lived Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Restructuring charges recognized in the fourth quarter of 2007	$26	$12	$17	$55
Charges against the reserve	(26)	-	-	(26)
Reserve balance at December 31, 2007	-	$12	$17	$29
Cash payments	-	-	(2)	(2)
Reserve balance at December 31, 2008	-	$12	$15	$27
Adjustment to the reserve	-	-	(5)	(5)
Cash payments	-	-	(7)	(7)
Reserve balance at December 31, 2009	-	$12	$3	$15

NOTE D     DIVESTITURE OF NONCONSOLIDATED AFFILIATE

On September 30, 2009, the Corporation completed the sale of its ownership interest in the OPTIMAL Group of Companies (“OPTIMAL”), nonconsolidated affiliates, for net proceeds of $660 million to Petroliam Nasional Berhad. This sale resulted in a pretax gain of $339 million included in “Sundry income - net.”

 NOTE E     INVENTORIES

The following table provides a breakdown of inventories:

Inventories at December 31 In millions	2009	2008
Finished goods	$70	$48
Work in process	10	10
Raw materials	49	55
Supplies	78	74
Total inventories	$207	$187

The reserves reducing inventories from a FIFO basis to a LIFO basis amounted to $126 million at December 31, 2009 and $115 million at December 31, 2008. The inventories that were valued on a LIFO basis, principally U.S. chemicals and plastics product inventories, represented 54 percent of the total inventories at December 31, 2009 and 51 percent of the total inventories at December 31, 2008.

A reduction of certain inventories resulted in the liquidation of some of the Corporation’s LIFO inventory layers, which had an immaterial impact on pretax income in 2009, 2008 and 2007.

NOTE F     PROPERTY

Property at December 31	Estimated
In millions	Useful Lives (Years)	2009	2008
Land	-	$50	$51
Land and waterway improvements	15-25	226	225
Buildings	5-55	481	505
Machinery and equipment	3-20	6,174	6,071
Utility and supply lines	5-20	135	85
Other property	3-30	381	379
Construction in progress	-	86	314
Total property		$7,533	$7,630

In millions	2009	2008	2007
Depreciation expense	$272	$271	$270
Manufacturing maintenance and repair costs	$218	$211	$223
Capitalized interest	$4	$15	$13

NOTE G     NONCONSOLIDATED AFFILIATES

The Corporation’s investments in related companies accounted for by the equity method (“nonconsolidated affiliates”) were $116 million at December 31, 2009 and $427 million at December 31, 2008. Dividends received from nonconsolidated affiliates were $36 million in 2009, $132 million in 2008 and $331 million in 2007. Undistributed earnings of nonconsolidated affiliates included in retained earnings were $26 million at December 31, 2009 and $245 million at December 31, 2008.

In late fourth quarter 2007, the Corporation, through a series of noncash transactions, contributed its share of EQUATE Petrochemical Company K.S.C. (“EQUATE”) for an increased share in Dow International Holdings Company (“DIHC”). As a result, the Corporation has an ownership interest in DIHC which is accounted for using the cost method. In accordance with the terms of the contribution agreement, Dow made a capital contribution to UCC in the amount of $191 million in the first quarter of 2008. The Corporation had a 19.13 percent ownership interest in DIHC at December 31, 2009 and 2008. See Note P for additional information.

All of the nonconsolidated affiliates in which the Corporation has investments are privately held companies; therefore, quoted market prices are not available.

Principal Nonconsolidated Affiliates
The Corporation’s principal nonconsolidated affiliates and the Corporation’s ownership interest for each at December 31, 2009, 2008 and 2007 are shown below:

Principal Nonconsolidated Affiliates at December 31	Ownership Interest
	2009	2008	2007
Nippon Unicar Company Limited	50%	50%	50%
The OPTIMAL Group of Companies (1) :
OPTIMAL Chemicals (Malaysia) Sdn. Bhd.	-	50%	50%
OPTIMAL Glycols (Malaysia) Sdn. Bhd.	-	50%	50%
OPTIMAL Olefins (Malaysia) Sdn. Bhd.	-	23.75%	23.75%
Univation Technologies, LLC	50%	50%	50%
(1)	On September 30, 2009, the Corporation completed the sale of its ownership interest in OPTIMAL. See Note D.

The Corporation’s investment in the principal nonconsolidated affiliates was $108 million at December 31, 2009 and $420 million at December 31, 2008, and its equity in earnings was $45 million in 2009, $167 million in 2008 and $495 million in 2007. The summarized financial information presented below represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

Summarized Balance Sheet Information at December 31
In millions	2009	2008
Current assets	$292	$840
Noncurrent assets	136	1,038
Total assets	$428	$1,878
Current liabilities	$149	$416
Noncurrent liabilities	72	399
Total liabilities	$221	$815

Summarized Income Statement Information
In millions	2009 (1)	2008 (1)	2007 (1)
Sales	$1,239	$2,410	$3,278
Gross profit	$181	$798	$1,478
Net income	$83	$515	$1,223
(1)
The summarized income statement information for 2007 includes the results for EQUATE. The summarized income statement information includes the results for OPTIMAL for 2008 and 2007 and for the first nine months of 2009.

NOTE H     GOODWILL AND OTHER INTANGIBLE ASSETS

During the fourth quarter of 2008, the Corporation performed its annual impairment tests for goodwill. As a result of this review, it was determined that the goodwill associated with polypropylene assets was impaired. Management’s impairment review determined that discounted cash flows did not support the carrying value of the goodwill. This was due to the demand decline in North America and Western Europe, significant new industry capacity that came on stream in 2008 and additional industry capacity that came on stream in 2009. As a result, the Corporation recognized an impairment loss of $26 million in the fourth quarter of 2008 which reduced the Corporation’s goodwill balance to zero at December 31, 2008.

The following table provides information regarding the Corporation’s other intangible assets:

Other Intangible Assets at December 31
	2009			2008
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	-	$33	$(33)	-
Patents	2	(1)	$1	2	(1)	$1
Software	115	(106)	9	117	(101)	16
Total other intangible assets	$150	$(140)	$10	$152	$(135)	$17

The following table provides information regarding amortization expense:

Amortization Expense In millions	2009	2008	2007
Software, included in “Cost of sales”	$5	$7	$6

Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years In millions
2010	$4
2011	$4
2012	$2
2013	-
2014	-

NOTE I     FINANCIAL INSTRUMENTS

Investments
The Corporation’s investments in marketable securities are classified as available-for-sale.

Investing Results
In millions	2009	2008	2007
Proceeds from sales of available-for-sale securities	$10	$13	$2

Portfolio managers regularly review all of the Corporation’s holdings to determine if any investments are other-than-temporarily impaired.  The analysis includes reviewing the amount of temporary impairment, as well as the length of time it has been impaired.  In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred.  At December 31, 2009 and December 31, 2008 there were no impairment indicators or circumstances that would result in a material adjustment of these investments.

The Corporation’s investments in debt securities had contractual maturities of less than 10 years at December 31, 2009.

Fair Value of Financial Instruments:
	At December 31, 2009				At December 31, 2008
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities (1):
Debt securities	$16	$1	-	$17	$13	$1	-	$14
Equity securities	1	-	-	1	-	-	-	-
Total marketable securities	$17	$1	-	$18	$13	$1	-	$14
Long-term debt including debt due within one year	$(571)	$73	-	$(498)	$(820)	$145	-	$(675)
(1)	Included in “Other investments” in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

The Corporation enters into foreign exchange forward contracts to hedge various currency exposures, primarily related to assets and liabilities denominated in foreign currencies. The primary business objective of the activity is to optimize the U.S. dollar value of the Corporation’s assets and liabilities. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. The Corporation had forward contracts to buy, sell or exchange foreign currencies that expired in the fourth quarter of 2009 and were immaterial. The Corporation did not designate any derivatives as hedges at December 31, 2009.

During 2009, 2008 and 2007, nonconsolidated affiliates of the Corporation had hedging activities that were accounted for as cash flow hedges in accordance with the accounting guidance for derivatives and hedging. The Corporation’s proportionate share of the hedging results recorded in accumulated other comprehensive income by the nonconsolidated affiliates is reported as net hedging results in the Corporation’s consolidated statements of equity in accordance with the accounting guidance for reporting comprehensive income.

NOTE J     FAIR VALUE MEASUREMENTS

The following table summarizes the basis used to measure certain assets at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Recurring Basis at December 31	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)
In millions	2009	2008
Assets at fair value:
Debt securities (1)	$17	$14
(1)	Included in “Other investments” in the consolidated balance sheets.

Assets that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset. For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

For assets and liabilities classified as Level 2, the fair value is based on the price a dealer would pay for the security or similar securities. Market inputs are obtained from well-established and recognized vendors of market data and placed through tolerance/quality checks.

The following table summarizes the basis used to measure certain assets at fair value on a nonrecurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Nonrecurring Basis in 2009 In millions	Significant Other Unobservable Inputs (Level 3)	Total Losses 2009
Assets at fair value:
Long-lived assets	-	$(159)

As part of the restructuring plan that was approved on June 30, 2009, the Corporation shut down certain manufacturing facilities and will divest certain specialty latex assets resulting from Dow’s acquisition of Rohm and Haas Company as required by the FTC. As a result, long-lived assets with a carrying value of $159 million were written down to estimated fair value, less cost to sell, resulting in an impairment charge of $159 million, which was included in the second quarter of 2009 restructuring charge. The long-lived assets were valued based on bids received from third parties and using discounted cash flow analysis based on assumptions that market participants would use. Key inputs included anticipated revenues, associated manufacturing costs, capital expenditures and discount, growth and tax rates. The divestiture of the FTC required assets was completed on January 25, 2010 (see Notes C and S).

NOTE K   SUPPLEMENTARY INFORMATION

Sundry Income – Net
In millions	2009	2008	2007
Net gain on sales of assets and securities	$3	$14	$10
Net gain on sale of ownership interest in OPTIMAL	339	-	-
Foreign exchange gain	1	-	1
Related company commissions - net	(32)	(33)	(37)
Dividend income - related companies	193	297	109
Other - net	(25)	(35)	(34)
Total sundry income - net	$479	$243	$49

Other Supplementary Information
In millions	2009	2008	2007
Cash payments for interest	$53	$59	$66
Cash payments for income taxes	$373	$40	$233
Provision for doubtful receivables (1)	-	-	$4
(1) Included in “Selling, general and administrative expenses” in the consolidated statements of income.

NOTE L    COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At December 31, 2009, the Corporation had accrued obligations of $84 million for environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

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

The following table summarizes the activity in the Corporation’s accrued obligations for environmental matters for the years ended December 31, 2009 and 2008:

Accrued Liability for Environmental Matters
In millions	2009	2008
Balance at January 1	$67	$75
Additional accruals	49	30
Charges against reserve	(32)	(38)
Balance at December 31	$84	$67

The amounts charged to income on a pretax basis related to environmental remediation totaled $49 million in 2009, $29 million in 2008 and $33 million in 2007. Capital expenditures for environmental protection were $2 million in 2009, $17 million in 2008 and $15 million in 2007.

Litigation
The Corporation is involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters, including, but not limited to: product liability; trade regulation; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts; taxes; and commercial disputes.

Separately, the Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC’s premises, and UCC’s responsibility for asbestos suits filed against a former UCC subsidiary, Amchem Products, Inc. (“Amchem”). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to the Corporation’s products.

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

In December 2008, based on ARPC’s December 2008 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased the asbestos-related liability for pending and future claims to $952 million, which covered the 15-year period ending in 2023, excluding future defense and processing costs. The reduction was $54 million and was shown as “Asbestos-related credit” in the consolidated statement of income. At December 31, 2008, the asbestos-related liability for pending and future claims was $934 million.

In November 2009, the Corporation requested ARPC to review the Corporation’s 2009 asbestos claim and resolution activity and determine the appropriateness of updating its December 2008 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2009. In December 2009, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation’s own review of the asbestos claim and resolution activity and ARPC’s response, the Corporation determined that no change to the accrual was required. At December 31, 2009, the Corporation’s asbestos-related liability for pending and future claims was $839 million.

At December 31, 2009, approximately 23 percent of the recorded liability related to pending claims and approximately 77 percent related to future claims. At December 31, 2008, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, UCC has reached settlements with several of the carriers involved in the Insurance Litigation, including settlements reached with two significant carriers in the fourth quarter of 2009, resulting in a shift between receivable balances further discussed below.  The Insurance Litigation is ongoing.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $84 million at December 31, 2009 and $403 million at December 31, 2008. The decrease in the receivable was principally due to settlements reached in the fourth quarter of 2009 with two significant carriers involved in the Insurance Litigation. At December 31, 2009 and 2008, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.  The balance of these receivables increased in 2009 principally as a result of settlements reached in the fourth quarter of 2009 with two significant carriers involved in the Insurance Litigation.

Receivables for Costs Submitted to Insurance Carriers with Settlement Agreements
December 31 In millions	2009	2008
Receivables for defense costs	$91	$28
Receivables for resolution costs	357	244
Total	$448	$272

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $58 million in 2009, $53 million in 2008 and $84 million in 2007 and was reflected in “Cost of sales.”

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

While it is not possible at this time to determine with certainty the ultimate outcome of any of the legal proceedings and claims referred to in this filing, management believes that adequate provisions have been made for probable losses with respect to pending claims and proceedings, and that, except for the asbestos-related matters described above, the ultimate outcome of all known and future claims, after provisions for insurance, will not have a material adverse impact on the results of operations, cash flows and financial position of the Corporation. Should any losses be sustained in connection with any of such legal proceedings and claims in excess of provisions provided and available insurance, they will be charged to income when determinable.

Purchase Commitments
At December 31, 2009, the Corporation had various outstanding commitments for take-or-pay agreements, with terms extending from one to fifteen years. Such commitments were not in excess of current market prices. The fixed and determinable portion of obligations under purchase commitments at December 31, 2009 is presented in the following table:

Fixed and Determinable Portion of Take-or-Pay Obligations at December 31, 2009 In millions
2010	$14
2011	6
2012	4
2013	4
2014	4
2015 and beyond	10
Total	$42

Guarantees
During the third quarter of 2009, the nonperformance guarantees undertaken by the Corporation for its nonconsolidated affiliate Nippon Unicar Company Limited expired.  In addition, during the third quarter of 2009, the Corporation sold its ownership interest in OPTIMAL, thereby eliminating all outstanding nonperformance guarantees (see Note D).  The Corporation had no outstanding guarantee obligations at December 31, 2009.

The Corporation had undertaken obligations to guarantee the performance of certain nonconsolidated affiliates (including OPTIMAL and Nippon Unicar Company Limited) if specified triggering events occurred. Non-performance under a contract for commercial and/or financial obligations by the guaranteed party would have triggered the obligation of the Corporation to make payments to the beneficiary of the guarantees. Financial obligations included debt and lease arrangements.

The following table provides a summary of the final expiration, maximum future payments, and recorded liability reflected in the consolidated balance sheets for these guarantees at December 31, 2008.

Guarantees at December 31, 2008 In millions	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2014	$72	$1

Conditional Asset Retirement Obligations
The Corporation has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $9 million at December 31, 2009 and 2008. The discount rate used to calculate the Corporation’s asset retirement obligations was 2.45 percent (7.13 percent at December 31, 2008). These obligations are included in the consolidated balance sheets as “Accrued and other current liabilities.”

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

NOTE M    NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable at December 31 In millions	2009	2008
Notes payable – related companies	$3	$12
Year-end average interest rates	0.05%	2.70%

Long-Term Debt at December 31	2009		2008
	Average		Average
In millions	Rate	2009	Rate	2008
Promissory notes and debentures:
Notes due 2009	-	-	6.70%	$249
Debentures due 2023	7.875%	$175	7.875%	175
Debentures due 2025	6.79%	12	6.79%	12
Debentures due 2025	7.50%	150	7.50%	150
Debentures due 2096	7.75%	200	7.75%	200
Other facilities:
Pollution control/industrial revenue bonds, maturity 2012	5.09%	37	5.09%	37
Unamortized debt discount	-	(3)	-	(3)
Long-term debt due within one year	-	-	-	(249)
Total long-term debt	-	$571	-	$571

Annual Installments on Long-Term Debt for the Next Five Years In millions
2010	-
2011	-
2012	$37
2013	-
2014	-

The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at December 31, 2009.

NOTE N     PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension Plans
The Corporation currently has a defined benefit pension plan that covers substantially all employees in the United States. Benefits are based on length of service and the employee’s three highest consecutive years of compensation. Employees hired on or after January 1, 2008 earn benefits that are based on a set percentage of annual pay, plus interest. The Corporation also has a nonqualified supplemental pension plan.

The Corporation’s funding policy is to contribute to the plan when pension laws or economics either require or encourage funding. In 2009, UCC did not make any contributions to its qualified pension plan. UCC does not expect to contribute assets to its qualified pension plan in 2010.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

Pension Plan Assumptions	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2009	2008	2009	2008
Discount rate	5.85%	6.85%	6.85%	6.65%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%	4.50%
Long-term rate of return on assets	-	-	8.00%	8.00%

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

The accumulated benefit obligation for all defined benefit pension plans was $3.7 billion at December 31, 2009 and $3.4 billion at December 31, 2008.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at December 31
In millions	2009	2008
Projected benefit obligation	$3,691	$3,419
Accumulated benefit obligation	$3,656	$3,392
Fair value of plan assets	$3,240	$3,181

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

The Corporation funds most of the cost of these health care and life insurance benefits as incurred. No contributions were made to the plan trust in 2009 and UCC does not expect to contribute assets to its other postretirement benefit plan trust in 2010.

The weighted-average assumptions used to determine other postretirement benefit obligations and net periodic benefit costs for the plan are provided in the following table:

Plan Assumptions for Other Postretirement Benefits	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2009	2008	2009	2008
Discount rate	5.60%	6.95%	6.95%	6.50%
Initial health care cost trend rate	9.17%	9.79%	9.79%	10.43%
Ultimate health care cost trend rate	5.00%	6.00%	6.00%	6.00%
Year ultimate trend rate to be reached	2019	2018	2018	2014

Increasing or decreasing the assumed medical cost trend rate by one percentage point in each year would have a $5 million impact on the accumulated postretirement benefit obligation at December 31, 2009 and an immaterial impact on the net periodic postretirement benefit cost for the year.

Net Periodic Benefit Cost (Credit) for all Significant Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2009	2008	2007	2009	2008	2007
Service cost	$15	$18	$22	$2	$2	$3
Interest cost	223	225	214	31	30	30
Expected return on plan assets	(299)	(310)	(317)	-	-	-
Amortization of prior service cost (credit)	7	7	2	(2)	(2)	(2)
Amortization of net loss	3	2	27	-	-	2
Termination/curtailment cost (1)	-	16	5	-	8	6
Net periodic benefit cost (credit)	$(51)	$(42)	$(47)	$31	$38	$39
(1)	See Note C for information regarding curtailment costs recorded in 2008 and 2007.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for all Significant Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2009	2008	2007	2009	2008	2007
Net (gain) loss	$276	$978	$(375)	$(20)	$(20)	$(55)
Prior service (credit) cost	-	(6)	64	-	-	1
Amortization of prior service (cost) credit	(7)	(7)	(2)	2	2	2
Amortization of net loss	(3)	(2)	(27)	-	-	(2)
Total recognized in other comprehensive (income) loss	$266	$963	$(340)	$(18)	$(18)	$(54)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$215	$921	$(387)	$13	$20	$(15)

Change in Projected Benefit Obligations, Plan Assets and Funded Status of all Significant Plans
	Defined Benefit Pension Plans		Other Postretirement Benefits
In millions	2009	2008	2009	2008
Change in projected benefit obligation:
Benefit obligation at beginning of year	$3,419	$3,500	$469	$490
Service cost	15	18	2	2
Interest cost	223	225	30	30
Actuarial changes in assumptions and experience	339	(39)	(20)	(21)
Benefits paid	(294)	(285)	(37)	(41)
Termination/curtailment cost	-	9	-	9
Other	(11)	(9)	-	-
Benefit obligation at end of year	$3,691	$3,419	$444	$469

Change in plan assets:
Fair value of plan assets at beginning of year	$3,181	$4,180	-	-
Actual return (loss) on plan assets	359	(709)	-	-
Employer contributions	2	2	-	-
Asset transfer	(8)	(7)	-	-
Benefits paid	(294)	(285)	-	-
Fair value of plan assets at end of year	$3,240	$3,181	-	-

Funded status at end of year	$(451)	$(238)	$(444)	$(469)

Net amounts recognized in the consolidated balance sheets at December 31:
Current liabilities	$(2)	$(2)	$(46)	$(50)
Noncurrent liabilities	(449)	(236)	(398)	(419)
Net amounts recognized in the consolidated balance sheets	$(451)	$(238)	$(444)	$(469)

Pretax amounts recognized in AOCI at December 31:
Net loss	$1,416	$1,143	$(10)	$10
Prior service cost (credit)	54	61	(8)	(10)
Pretax balance in AOCI at end of year	$1,470	$1,204	$(18)	-

In 2010, an estimated net loss of $54 million and prior service cost of $7 million for the defined benefit pension plans will be amortized from AOCI to net periodic benefit cost. In 2010, an estimated prior service credit of $2 million for the other postretirement benefit plan will be amortized from AOCI to net periodic benefit cost.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2009
In millions	Defined Benefit Pension Plans	Other Postretirement Benefits
2010	$281	$47
2011	279	47
2012	275	46
2013	272	43
2014	269	40
2015 through 2019	1,311	176
Total	$2,687	$399

Plan Assets
Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers, and may include alternative investments such as real estate, private equity and other absolute return strategies. At December 31, 2009 and 2008, plan assets totaled $3.2 billion and included no Dow common stock.

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

The plan is permitted to use derivative instruments for investment purposes, as well as for hedging the underlying asset and liability exposure and rebalancing the asset allocation. The plan uses value at risk, stress testing, scenario analysis and Monte Carlo simulation to monitor and manage risk in the portfolios.

Equity securities include investments in companies located in the United States, developed non-U.S. markets, and emerging markets.  Fixed income securities are primarily invested in investment grade corporate bonds of companies from diversified industries, and U.S. treasuries. Alternative investments primarily include investments in real estate, private equity funds and absolute return strategies. Other significant investment types include insurance contracts and interest rate, equity and foreign derivative investments and hedges.

Strategic Target Allocation of Plan Assets
Asset Category	Target Allocation
Equity securities	40%
Debt securities	43%
Alternative investments	17%
Total	100%

Concentration of Risk
The Corporation mitigates the credit risk of investments by establishing guidelines with the investment managers that limit investment in any single issue or issuer to an amount that is not material to the portfolio being managed.  These guidelines are monitored for compliance both by the Corporation and the external managers.  Credit risk for hedging activity is mitigated by utilizing multiple counterparties and through collateral support agreements.

The JP Morgan Federal Agency money market fund is utilized as the sweep vehicle for the U.S. plan, which from time to time can represent a significant investment.  For this plan, approximately half of the plan is covered by a participating group annuity issued by Prudential Insurance Company.

The following table summarizes the bases used to measure the Company’s pension plan assets at fair value:

Basis of Fair Value Measurements at December 31, 2009 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$11	$331	-	$342
Equity securities:
U.S. equity	$160	$2	-	$162
Non - U.S. equity – developed countries	153	99	-	252
Emerging market	144	148	-	292
Equity derivatives	-	9	-	9
Total equity securities	$457	$258	-	$715
Fixed income securities:
U.S. government and municipalities	-	$576	-	$576
U.S. agency mortgage backed securities	-	82	-	82
Corporates – investment grade	-	720	-	720
Non-U.S. governments – developed countries	-	24	-	24
Non-U.S. corporates – developed countries	-	113	-	113
Emerging market debt	-	3	-	3
Other asset-backed securities	-	39	-	39
Convertible bonds	$19	134	-	153
High yield bonds	-	5	$10	15
Total fixed income securities	$19	$1,696	$10	$1,725
Alternative investments:
Real estate	-	$9	$98	$107
Private equity	-	-	231	231
Absolute return	-	100	-	100
Total alternative investments	-	$109	$329	$438
Other securities:
Foreign exchange derivatives	-	$(1)	-	$(1)
Insurance contracts	-	-	$21	21
Total other securities	-	$(1)	$21	$20
Total assets at fair value	$487	$2,393	$360	$3,240

For assets classified as Level 1 (measured using quoted prices in active markets), the total fair value is either the price of the most recent trade at the time of the market close or the official close price as defined by the exchange in which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.

For assets classified as Level 2, the fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from well established and recognized vendors of market data and placed through tolerance/quality checks. For derivative assets and liabilities, the fair value is calculated using standard industry models used to calculate the fair value of the various financial instruments based on significant observable market inputs such as foreign exchange rates, commodity prices, swap rates, interest rates, and implied volatilities obtained from various market sources.

For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

For assets classified as Level 3, the total fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity for the investment. Investment managers or fund managers provide valuations of the investment on a monthly or quarterly basis. These valuations are reviewed for reasonableness based on applicable sector, benchmark and company performance. Adjustments to valuations are made where appropriate. Where available, audited financial statements are obtained and reviewed for the investments as support for the manager’s investment valuation.

The following table summarizes the changes in fair value of Level 3 pension plan assets for the year ended December 31, 2009:

Fair Value Measurement of Level 3 Pension Plan Assets In millions	Equity Securities	Fixed Income Securities	Alternative Investments	Other Securities	Total
Balance at January 1, 2009	$1	$7	$353	$20	$381
Actual return on plan assets:
Relating to assets held at Dec. 31, 2009	4	3	(18)	-	(11)
Relating to assets sold during 2009	(4)	-	(18)	-	(22)
Purchases, sales and settlements	(1)	-	12	1	12
Balance at December 31, 2009	-	$10	$329	$21	$360

NOTE O     LEASED PROPERTY

The Corporation has operating leases primarily for facilities and distribution equipment. The future minimum rental payments under operating leases with remaining noncancelable terms in excess of one year are as follows:

Minimum Operating Lease Commitments at December 31, 2009 In millions
2010	$4
2011	3
2012	2
2013	1
2014	-
2015 and thereafter	-
Total	$10

Rental expenses under operating leases were $23 million in 2009, $30 million in 2008 and $36 million in 2007.

NOTE P     RELATED PARTY TRANSACTIONS

The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s long-standing intercompany pricing policies. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income – net” in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $1.9 billion in 2009, $3.9 billion in 2008 and $3.3 billion in 2007.

The Corporation has a master services agreement with Dow whereby Dow provides services, including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety, and business management for UCC. Under the master services agreement with Dow, for general administrative and overhead type services that Dow routinely allocates to various businesses, UCC is charged the cost of those services based on the Corporation’s and Dow’s relative manufacturing conversion costs. This arrangement resulted in an average quarterly charge of approximately $5 million in 2009 ($6 million in 2008 and 2007) and is included in “Sundry income – net.”

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At December 31, 2009, the Corporation had a note receivable of $4.1 billion ($3.9 billion at December 31, 2008) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2010, pursuant to an amendment effective as of September 30, 2009. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At December 31, 2009, $891 million ($826 million at December 31, 2008) was available under the revolving credit agreement. The cash collateral was reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

In December 2009, the Corporation declared and paid a dividend of $660 million to Dow.

At December 31, 2008, the Corporation had an insurance receivable of $47 million from its insurer (an affiliate of Dow) for losses incurred from Hurricane Katrina in 2005 and Hurricanes Gustav and Ike in 2008. The insurance receivable was reported in “Accounts receivable – Related companies” in the consolidated balance sheets. During 2009, the Corporation received $2 million in insurance payments and settled and collected the remaining balance of $45 million with its insurers for $43 million with the balance charged to “Cost of sales” in the consolidated statements of income.

The Corporation received cash dividends from its investments in related companies of $193 million in 2009, including $158 million from Dow International Holding Company (“DIHC”) and $32 million from Dow Technology Investment LLC.  In 2008, dividends from its investments in related companies were $297 million (including $204 million from DIHC and $82 million from Modeland). These dividends were included in “Sundry income – net.”

In December 2007, under the terms of a contribution agreement among UCC, Dow and DIHC, the Corporation contributed its 42.5 percent ownership interest in EQUATE Petrochemical Company K.S.C. (“EQUATE”) to UC Investment B.V. (“UCIBV”), a newly formed Dutch limited liability company in which the Corporation was the sole shareholder. The Corporation then contributed its ownership interest in UCIBV to DIHC in exchange for an increased ownership interest in DIHC. The Corporation has the right to sell its shares in DIHC to Dow anytime during the period January 1, 2009 through December 31, 2011 for an amount calculated using a formula in the agreement which intends to approximate fair value. In accordance with the terms of the contribution agreement, Dow made a capital contribution to UCC in the amount of $191 million in the first quarter of 2008. At December 31, 2009 and 2008, the Corporation had a 19.13 percent ownership interest in DIHC, which the Corporation accounts for using the cost method.

In accordance with the Amended and Restated Tax Sharing Agreement between the Corporation and Dow, the Corporation made payments of $289 million to Dow in 2009 to cover the Corporation’s estimated federal tax liability for 2009; payments were $33 million in 2008 and $287 million in 2007.

NOTE Q     INCOME TAXES

Operating loss carryforwards at December 31, 2009 amounted to $511 million compared with $607 million at the end of 2008. Such amounts included U.S. state and local operating loss carryforwards determined more likely than not to be utilized. At December 31, 2009, $167 million of the operating loss carryforwards was subject to expiration in the years 2010 through 2014. The remaining balances expire in years beyond 2014 or have an indefinite carryforward period. Tax credit carryforwards amounted to $39 million at December 31, 2009 and 2008, all of which expire in years beyond 2014.

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $58 million at December 31, 2009, $60 million at December 31, 2008 and $72 million at December 31, 2007. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

The Corporation had valuation allowances, which were primarily related to the realization of recorded tax benefits on tax loss carryforwards from operations in the United States of $122 million at December 31, 2009 and $111 million at December 31, 2008.

The tax rate for 2009 was positively impacted by dividends received from investments in related companies accounted for using the cost method. This positive impact was partially offset by the tax effect of the Corporation’s sale of its ownership interest in OPTIMAL. These events resulted in an effective tax rate for 2009 that was lower than the U.S. statutory rate. UCC’s reported effective tax rate for 2009 was 25.6 percent.

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

In 2007, the Corporation, through a series of noncash transactions, contributed its investment in EQUATE to DIHC, resulting in a favorable impact to the “Provision for income taxes” of $195 million in the fourth quarter of 2007. See Notes G and P for further information. These events, combined with lower earnings from certain of the Corporation’s joint ventures, resulted in an effective tax rate for 2007 that was lower than the U.S. statutory rate. UCC’s reported effective tax rate for 2007 was 7.6 percent.

Domestic and Foreign Components of Income Before Income Taxes
In millions	2009	2008	2007
Domestic	$933	$447	$1,141
Foreign	2	(2)	(3)
Total	$935	$445	$1,138

Reconciliation to U.S. Statutory Rate
In millions	2009	2008	2007
Taxes at U.S. statutory rate	$327	$156	$399
Equity earnings effect	26	(70)	(121)
Change in EQUATE legal ownership structure	-	-	(195)
Foreign income taxed at rates other than 35%	-	1	1
U.S. tax effect of foreign earnings and dividends	-	14	86
U.S. business credits	-	(4)	(9)
Benefit of dividend income from investments in related companies	(67)	(58)	(34)
Unrecognized tax benefits	(5)	16	34
U.S. Federal Audit Settlement	(28)	-	-
Federal tax accrual adjustments	(18)	-	-
State and local tax impact	7	56	(24)
Other – net	(3)	7	(51)
Total tax provision	$239	$118	$86
Effective tax rate	25.6%	26.5%	7.6%

Provision for Income Taxes
	2009			2008			2007
In millions	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$293	$(68)	$225	$63	$62	$125	$300	$(239)	$61
State and local	10	(2)	8	(13)	(2)	(15)	17	1	18
Foreign	5	1	6	9	(1)	8	7	-	7
Total	$308	$(69)	$239	$59	$59	$118	$324	$(238)	$86

Deferred Tax Balances at December 31	2009		2008
In millions	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property	-	$285	$1	$292
Tax loss and credit carryforwards	$160	-	161	-
Postretirement benefit obligations	712	380	662	360
Other accruals and reserves	526	-	470	41
Inventory	7	-	8	-
Long-term debt	-	1	-	1
Investments	-	1	-	1
Other – net	45	77	56	75
Subtotal	$1,450	$744	$1,358	$770
Valuation allowance	(122)	-	(111)	-
Total	$1,328	$744	$1,247	$770

Uncertain Tax Positions
On January 1, 2007, the Corporation adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes.” The cumulative effect of adoption was a $67 million reduction of retained earnings. At December 31, 2009, the total amount of unrecognized tax benefits was $208 million ($265 million at December 31, 2008), of which $190 million ($247 million at December 31, 2008) would impact the effective tax rate, if recognized.

Interest income and penalties associated with unrecognized tax benefits are recognized as components of the “Provision for income taxes” and were $13 million in 2009 and $20 million in 2008. Interest expense and penalties associated with unrecognized tax benefits are recognized as components of the “Provision for income taxes” and were $22 million in 2007. The Corporation’s accrual for interest and penalties was $18 million at December 31, 2009 and $35 million at December 31, 2008.

Total Gross Unrecognized Tax Benefits
In millions	2009	2008
Balance at January 1	$265	$269
Increases related to positions taken on items from prior years	6	15
Decreases related to positions taken on items from prior years	(5)	(8)
Increases related to positions taken in current year	-	11
Settlement of uncertain tax positions with tax authorities	(58)	(22)
Balance at December 31	$208	$265

The Corporation is included in Dow’s consolidated federal income tax group and consolidated tax return. Current and deferred tax expenses are calculated for the Corporation as a stand-alone group and are allocated to the group from the consolidated totals. UCC is currently under examination in a number of tax jurisdictions, including the U.S. federal, various state and foreign jurisdictions. It is reasonably possible that these examinations may be resolved within twelve months. As a result, it is reasonably possible that the total gross unrecognized tax benefits of the Corporation at December 31, 2009, will be reduced by approximately $5 million ($70 million at December 31, 2008). The amount of the settlement remains uncertain and it is reasonably possible that before settlement, the amount of gross unrecognized tax benefits may increase or decrease by approximately $1 million. The impact on the Corporation’s results of operations is expected to be immaterial.

Tax years that remain subject to examination for the Corporation’s tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31
Jurisdiction	Earliest Open Year
	2009	2008
United States:
Federal income tax	2004	2001
State and local income tax	1996	1996

The reserve for non-income tax contingencies related to issues in the United States was $25 million at December 31, 2009 and $29 million at December 31, 2008. This is management’s best estimate of the potential liability for non-income tax contingencies. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of those accrued will have a material adverse impact on the Corporation’s consolidated financial statements.

NOTE R     BUSINESS AND GEOGRAPHIC AREAS

Dow conducts its worldwide operations through global businesses. The Corporation’s business activities comprise components of Dow’s global businesses rather than stand-alone operations. The Corporation sells its products to Dow in order to simplify the customer interface process. The products are sold to Dow at market-based prices in accordance with Dow’s long-standing intercompany pricing policy. Because there are no separable reportable business segments for the Corporation and no detailed business information is provided to a chief operating decision maker regarding the Corporation's stand-alone operations, the Corporation’s results are reported as a single operating segment.

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location. Sales to external customers and long-lived assets by geographic area were as follows:

In millions	United States	Asia Pacific	Rest of World	Total
2009
Sales to external customers (1)	$98	$29	$38	$165
Long-lived assets	$1,534	$8	$5	$1,547
2008
Sales to external customers (1)	$94	$58	$67	$219
Long-lived assets	$1,872	$9	$5	$1,886
2007
Sales to external customers (1)	$101	$71	$39	$211
Long-lived assets	$1,945	$12	$5	$1,962
(1)	Of the total sales to external customers, China represented approximately 5 percent in 2009, 14 percent in 2008 and 19 percent in 2007, and is included in Asia Pacific.

NOTE S     SUBSEQUENT EVENT

On July 31, 2009, Dow entered into a definitive agreement that included the sale of certain specialty latex assets of the Corporation, located in the United States, Canada, Puerto Rico and Mexico, as required by the FTC for the approval of Dow’s acquisition of Rohm and Haas. An impairment charge of
$114 million for these assets was recognized in the second quarter of 2009 restructuring charge (see Note C). The divestiture of these assets was completed on January 25, 2010. The impact of this sale on the Corporation’s consolidated financial statements is not expected to be material.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting and concluded that, as of December 31, 2009, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

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

/s/ RONALD C. EDMONDS
Ronald C. Edmonds, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

February 19, 2010

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

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Dow’s Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Dow and its subsidiaries (including the Corporation) by its independent auditor, subject to the de minimus exception for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by Dow’s Audit Committee prior to the completion of the audit. The Corporation’s management and its Board of Directors subscribe to these policies and procedures. For the years ended December 31, 2009 and 2008, professional services were performed for the Corporation by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”).

Total fees paid to the Deloitte Entities were:

In thousands	2009	2008
Audit fees (1)	$1,751	$1,747
Audit-related fees (2)	239	434
Tax fees	-	4
Total	$1,990	$2,185
(1)
The aggregate fees billed for the audit of the Corporation’s annual financial statements, the reviews of the financial statements in Quarterly Reports on Form 10-Q, statutory audits and other regulatory filings.

(2)	Primarily for agreed-upon procedure engagements and audits of employee benefit plan financial statements.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents are filed as part of this report:

1.	The Corporation’s 2009 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules.

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

3.
The following financial statements of the Corporation’s former nonconsolidated affiliate (see Note P to the Consolidated Financial Statements), EQUATE Petrochemical Company K.S.C., are presented pursuant to Rule 3-09 of Regulation S-X:

Independent Auditor’s report
Balance sheets at December 31, 2007 and 2006
Statements of income for the years ended December 31, 2007, 2006 and 2005
Statements of changes in equity for the years ended December 31, 2007, 2006 and 2005
Statements of cash flows for the years ended December 31, 2007, 2006 and 2005
Notes to financial statements

4.	Exhibits – See the Exhibit Index on pages 90-91 of this Annual Report on Form 10-K for exhibits filed with this Annual Report on Form 10-K (see below) and for exhibits incorporated by reference.

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

TRADEMARKS

The following trademarks of Union Carbide Corporation or its subsidiaries appear in this report:
CARBOWAX, CELLOSIZE, EVOCAR, FLEXOMER, LP OXO, METEOR, NEOCAR, NORDEL, POLYOX, POLYPHOBE, REDI-LINK, SI-LINK, SENTRY, TERGITOL, TRITON, TUFLIN, UCAR, UCARTHERM, UCON, UNIGARD, UNIPOL, UNIPURGE, UNIVAL

The following registered service mark of American Chemistry Council appears in this report:  Responsible Care

The following trademark on the Financial Accounting Standards Board appears in this report: FASB Accounting Standards Codification

	Union Carbide Corporation	Schedule II
Valuation and Qualifying Accounts
In millions	For the Years Ended December 31

COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E
Description	Balance at Beginning of Year	Additions to Reserves	Deductions from Reserves		Balance at End of Year
2009
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$1	-	-		$1

2008
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$2	-	$1	(1)	$1

2007
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$2	-	-		$2

	2009	2008	2007
(1) Deductions represent:
Notes and accounts receivable written off	-	$1	-

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

Union Carbide Corporation and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February 2010.

UNION CARBIDE CORPORATION
By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 19th day of February 2010 by the following persons in the capacities indicated:

/s/ PATRICK E. GOTTSCHALK	/s/ GLENN J. MORAN
Patrick E. Gottschalk, Director	Glenn J. Moran, Director
President and Chief Executive Officer

/s/ EUDIO GIL	/s/ DUNCAN A. STUART
Eudio Gil, Vice President, Treasurer and	Duncan A. Stuart, Director
Chief Financial Officer

/s/ RONALD C. EDMONDS
Ronald C. Edmonds, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

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

2.2
Agreement for the Sale & Purchase of Shares, dated as of August 17, 2009, among Union Carbide Corporation, UCMG L.L.C. and Petroliam Nasional Berhad (see Exhibit 2.1 of the Corporation’s Current Report on Form 8-K dated September 30, 2009).

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

10.5.6
Sixth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of September 30, 2008, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (see Exhibit 10.5.6 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.5.7
Seventh Amendment to the Amended and Restated Revolving Credit Agreement, effective as of September 30, 2009, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (see Exhibit 10.5.7 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

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

10.7.2
Second Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of August 1, 2009, between the Corporation and The Dow Chemical Company (see Exhibit 10.7.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

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