Form 10-Q
period 2010-03-31
UNION CARBIDE CORP /NEW/
filed 2010-05-04
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2010

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

At March 31, 2010, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2010	2009
Net trade sales	$48	$35
Net sales to related companies	1,556	1,003
Total Net Sales	1,604	1,038
Cost of sales	1,563	1,019
Research and development expenses	11	14
Selling, general and administrative expenses	3	3
Restructuring charges	5	4
Equity in earnings of nonconsolidated affiliates	9	2
Sundry income (expense) - net	6	(3)
Interest income	18	6
Interest expense and amortization of debt discount	10	14
Income (Loss) before Income Taxes	45	(11)
Credit for income taxes	(17)	(38)
Net Income Attributable to Union Carbide Corporation	$62	$27

Depreciation	$63	$68
Capital Expenditures	$18	$21
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31,	Dec. 31,
In millions (Unaudited)	2010	2009
Assets
Current Assets
Cash and cash equivalents	$16	$22
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2010: $1; 2009: $1)	23	20
Related companies	440	371
Other	227	254
Notes receivable from related companies	4,260	4,150
Inventories	195	207
Other current assets and deferred income taxes	69	109
Total current assets	5,230	5,133
Investments
Investments in related companies	972	972
Investments in nonconsolidated affiliates	117	116
Other investments	24	21
Noncurrent receivables	47	47
Noncurrent receivables from related companies	120	101
Total investments	1,280	1,257
Property
Property	7,281	7,533
Less accumulated depreciation	5,789	5,986
Net property	1,492	1,547
Other Assets
Other intangible assets (net of accumulated amortization 2010: $137; 2009: $140)	9	10
Deferred income tax assets - noncurrent	511	498
Asbestos-related insurance receivables - noncurrent	313	330
Deferred charges and other assets	73	73
Total other assets	906	911
Total Assets	$8,908	$8,848
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$3	$3
Accounts payable:
Trade	227	225
Related companies	517	329
Other	25	28
Income taxes payable	129	119
Asbestos-related liabilities - current	110	115
Accrued and other current liabilities	201	195
Total current liabilities	1,212	1,014
Long-Term Debt	571	571
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	842	855
Asbestos-related liabilities - noncurrent	727	734
Other noncurrent obligations	198	240
Total other noncurrent liabilities	1,767	1,829
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	-	-
Additional paid-in capital	312	312
Retained earnings	6,043	6,131
Accumulated other comprehensive loss	(999)	(1,010)
Union Carbide Corporation's stockholder's equity	5,356	5,433
Noncontrolling interests	2	1
Total equity	5,358	5,434
Total Liabilities and Equity	$8,908	$8,848
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2010	2009
Operating Activities
Net Income	$62	$27
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69	75
Provision (credit) for deferred income tax	14	(8)
Earnings of nonconsolidated affiliates in excess of (less than) dividends received	(1)	16
Restructuring charges	5	4
Pension contributions	-	(1)
Changes in assets and liabilities:
Accounts and notes receivable	(16)	-
Related company receivables	(179)	149
Inventories	12	(3)
Accounts payable	13	23
Related company payables	188	(107)
Other assets and liabilities	14	(134)
Cash provided by operating activities	181	41
Investing Activities
Capital expenditures	(18)	(21)
Change in noncurrent receivable from related company	(19)	(24)
Purchases of investments	(8)	(8)
Proceeds from sales of investments	8	8
Cash used in investing activities	(37)	(45)
Financing Activities
Dividends paid to stockholder	(150)	-
Cash used in financing activities	(150)	-
Summary
Decrease in cash and cash equivalents	(6)	(4)
Cash and cash equivalents at beginning of year	22	24
Cash and cash equivalents at end of period	$16	$20
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity
	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2010	2009
Common Stock
Balance at beginning of year and end of period	-	-
Additional Paid-in Capital
Balance at beginning of year and end of period	$312	$312
Retained Earnings
Balance at beginning of year	6,131	6,094
Net income	62	27
Dividend declared	(150)	-
Other	-	1
Balance at end of period	6,043	6,122
Accumulated Other Comprehensive Loss, Net of Tax
Cumulative Translation Adjustments at beginning of year	(61)	(61)
Translation adjustments	-	(5)
Balance at end of period	(61)	(66)
Pension and Other Postretirement Benefit Plans at beginning of year	(950)	(783)
Net gain (loss)	11	(2)
Pension and Other Postretirement Benefit Plans at end of period	(939)	(785)
Accumulated Investment Gain at beginning of year	1	1
Net investment results	-	(1)
Balance at end of period	1	-
Accumulated Derivative Loss at beginning of year and end of period	-	(1)
Total accumulated other comprehensive loss	(999)	(852)
Union Carbide Corporation's Stockholder's Equity	5,356	5,582
Noncontrolling Interests	2	1
Total Equity	$5,358	$5,583
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2010	2009
Net Income Attributable to Union Carbide Corporation	$62	$27
Other Comprehensive Income (Loss), Net of Tax
Cumulative translation adjustment	$-	$(5)
Pension and other postretirement benefit plans adjustment	11	(2)
Net unrealized losses on investments	-	(1)
Total other comprehensive income (loss)	11	(8)
Comprehensive Income Attributable to Union Carbide Corporation	$73	$19
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

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE B       RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
On January 1, 2010, the Corporation adopted Accounting Standard Update (“ASU”) 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” This ASU is intended to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The Corporation does not have a program to transfer financial assets; therefore, this ASU had no impact on the Corporation’s consolidated financial statements.

On January 1, 2010, the Corporation adopted ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amended the consolidation guidance applicable to variable interest entities and required additional disclosures concerning an enterprise’s continuing involvement with variable interest entities. The Corporation does not have variable interest entities; therefore, this ASU had no impact on the Corporation’s consolidated financial statements.

On January 1, 2010, the Corporation adopted ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which adds disclosure requirements about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements and clarifies existing disclosure requirements related to the level of disaggregation and input and valuation techniques. The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial statements and related disclosures included in Note H.

Accounting Guidance Issued But Not Adopted as of March 31, 2010
In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force,” which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This ASU is effective for fiscal years beginning on or after June 15, 2010, which is January 1, 2011 for the Corporation. The Corporation is currently evaluating the impact of adopting the guidance.

NOTE C     RESTRUCTURING

2009 Restructuring
On June 30, 2009, the Board of Directors of UCC approved a restructuring plan to improve the cost effectiveness of the Corporation’s global operations. As a result, the Corporation recorded restructuring charges of $162 million in the second quarter of 2009, which included the shutdown of certain facilities and certain related capital project write-offs. In addition, due to the expected loss arising from the United States Federal Trade Commission (“FTC”) required divestiture of certain specialty latex assets resulting from Dow’s acquisition of Rohm and Haas Company, the Corporation recognized an impairment charge in the second quarter of 2009 ($114 million). Also, included in the second quarter restructuring charge was severance of approximately $3 million for 41 people related to the plant shutdowns and corporate workforce reductions. During 2009, severance of $2 million was paid, leaving a liability at December 31, 2009 of $1 million for approximately 16 employees.

In the first quarter of 2010, the Corporation recorded an additional $5 million impairment charge related to the FTC required divestiture of the specialty latex assets due to the completion of the divestiture (see Note D for additional information on this divestiture), and paid $1 million in severance, bringing the 2009 restructuring plan to a close. The impact of the impairment charge is shown as “Restructuring charges” in the consolidated statements of income.

The following table summarizes the 2010 activities related to the Corporation’s 2009 restructuring reserve:

2010 Activities related to 2009 Restructuring In millions	Impairment of Long-lived Assets	Severance Costs	Total
Reserve balance at December 31, 2009	-	$1	$1
Adjustment to reserve	$5	-	5
Charges against the reserve	(5)	-	(5)
Cash payments	-	(1)	(1)
Reserve balance at March 31, 2010	-	-	-

2008 Restructuring
On December 5, 2008, the Board of Directors of UCC approved a restructuring plan to improve the cost effectiveness of the Corporation’s global operations. As a result, the Corporation recorded restructuring charges of $105 million in the fourth quarter of 2008, which included the write-off of the net book value of certain assets of $57 million and a workforce reduction to improve the cost effectiveness and to enhance the efficiency of the Corporation’s operations. The severance component of the 2008 restructuring charge was $24 million for 399 people; and costs associated with exit or disposal activities related to curtailment costs of $24 million associated with the Corporation’s defined benefit pension plans. During the first quarter of 2009, the Corporation identified an additional 50 employees to be separated under the 2008 restructuring plan, resulting in the recognition of an additional $4 million of severance cost. During 2009, severance of $23 million was paid, leaving a liability at December 31, 2009 of $5 million for approximately 59 employees.

In the first quarter of 2010, severance of $2 million was paid leaving a liability of $3 million for 24 employees. The workforce reduction is expected to be completed by the end of 2010.

The following table summarizes the 2010 activities related to the Corporation’s 2008 restructuring reserve:

2010 Activities related to 2008 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2009	$24	$5	$29
Cash payments	-	(2)	(2)
Reserve balance at March 31, 2010	$24	$3	$27

NOTE D     DIVESTITURE

On July 31, 2009, Dow entered into a definitive agreement that included the sale of certain specialty latex assets of the Corporation, located in the United States, Canada, Puerto Rico and Mexico, as required by the FTC for the approval of Dow’s acquisition of the Rohm and Haas Company (“Rohm and Haas”). An impairment charge of $114 million for these assets was recognized in the second quarter of 2009 restructuring charge. The divestiture of these assets was completed on January 25, 2010. The impact of this sale on the Corporation’s consolidated financial statements was a loss of approximately $5 million related to additional impairments of these assets, which is shown as “Restructuring charges” in the consolidated statements of income (see Note C).

NOTE E     INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	March 31, 2010	Dec. 31, 2009
Finished goods	$66	$70
Work in process	8	10
Raw materials	46	49
Supplies	75	78
Total inventories	$195	$207

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $149 million at March 31, 2010 and $126 million at December 31, 2009.

NOTE F     OTHER INTANGIBLE ASSETS

The following table provides information regarding the Corporation’s other intangible assets:

Other Intangible Assets	March 31, 2010			December 31, 2009
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	-	$33	$(33)	-
Patents	2	(1)	$1	2	(1)	$1
Software	111	(103)	8	115	(106)	9
Total other intangible assets	$146	$(137)	$9	$150	$(140)	$10

Amortization expense for software, which is included in “Cost of sales,” was $2 million in the first quarter of 2010 and $1 million in the first quarter of 2009. Amortization expense for other intangible assets (not including software) was immaterial in the first quarters of 2010 and 2009. Total estimated amortization expense for 2010 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense for Next Five Years In millions
2010	$4
2011	$3
2012	$2
2013	-
2014	-
2015	-

NOTE G     FINANCIAL INSTRUMENTS

Investments
The Corporation’s investments in marketable securities are classified as available-for-sale.

Investing Results In millions	Three months ended March 31, 2010
Proceeds from sales of available-for-sale securities	$2

Portfolio managers regularly review all of the Corporation’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. At March 31, 2010 and December 31, 2009, there were no impairment indicators or circumstances that would result in a material adjustment of these investments.

The Corporation’s investments in debt securities had contractual maturities of less than 10 years at March 31, 2010.

Fair Value of Financial Instruments:
	March 31, 2010				December 31, 2009
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities (1):
Debt securities	$20	$1	-	$21	$16	$1	-	$17
Equity securities	1	-	-	1	1	-	-	1
Total marketable securities	$21	$1	-	$22	$17	$1	-	$18
Long-term debt including debt due within one year	$(571)	$51	-	$(520)	$(571)	$73	-	$(498)
(1)	Included in “Other investments” in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

The Corporation enters into foreign exchange forward contracts to hedge various currency exposures, primarily related to assets and liabilities denominated in foreign currencies. The primary business objective of the activity is to optimize the U.S. dollar value of the Corporation’s assets and liabilities. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. The Corporation had forward contracts to buy, sell or exchange foreign currencies that expired in the first quarter of 2010 and were immaterial. The Corporation did not designate any derivatives as hedges at March 31, 2010 or December 31, 2009.

At March 31, 2010 and December 31, 2009, nonconsolidated affiliates of the Corporation had hedging activities that were accounted for as cash flow hedges in accordance with the accounting guidance for derivatives and hedging. The Corporation’s proportionate share of the hedging results recorded in accumulated other comprehensive income by the nonconsolidated affiliates is reported as net hedging results in the Corporation’s consolidated statements of equity in accordance with the accounting guidance for reporting comprehensive income.

NOTE H     FAIR VALUE MEASUREMENTS

The following table summarizes the basis used to measure certain assets at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Recurring Basis	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)
In millions	March 31, 2010	Dec. 31, 2009
Assets at fair value:
Debt securities (1)	$21	$17
(1)	Included in “Other investments” in the consolidated balance sheets.

Assets that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset. For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

For assets and liabilities classified as Level 2 measurements, the fair value is based on the price a dealer would pay for the security or similar securities. Market inputs are obtained from well-established and recognized vendors of market data and placed through tolerance/quality checks.

NOTE I     COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At March 31, 2010, the Corporation had accrued obligations of $84 million for environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material adverse impact on the Corporation’s results of operations, financial condition and cash flows.  It is the opinion of the Corporation’s management, however that the possibility is remote that costs in excess of the range disclosed will have a material adverse impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2009, the Corporation had accrued obligations of $84 million for environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites.

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

Based on the Corporation’s review of 2010 activity, it was determined that no adjustment to the accrual was required at March 31, 2010. The Corporation’s asbestos-related liability for pending and future claims was $827 million at March 31, 2010. Approximately 24 percent of the recorded liability related to pending claims and approximately 76 percent related to future claims.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, UCC has reached settlements with several of the carriers involved in the Insurance Litigation, including settlements reached with two significant carriers in the fourth quarter of 2009. The Insurance Litigation is ongoing.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $84 million at March 31, 2010 and December 31, 2009. At March 31, 2010 and December 31, 2009, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	March 31, 2010	Dec. 31, 2009
Receivables for defense costs - carriers with settlement agreements	$69	$91
Receivables for resolution costs - carriers with settlement agreements	322	357
Receivables for insurance recoveries - carriers without settlement agreements	84	84
Total	$475	$532

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $14 million for the first quarter of 2010 and $11 million in the first quarter of 2009, and was reflected in “Cost of sales.”

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

Purchase Commitments
At December 31, 2009, the Corporation had various outstanding commitments for take-or-pay agreements, with terms extending from one to fifteen years. Such commitments were not in excess of current market prices. The fixed and determinable portion of obligations under purchase commitments at December 31, 2009 is presented in the table below.  There have been no material changes to purchase commitments since December 31, 2009.

Fixed and Determinable Portion of Take-or-Pay Obligations at December 31, 2009 In millions
2010	$14
2011	6
2012	4
2013	4
2014	4
2015 and beyond	10
Total	$42

Conditional Asset Retirement Obligations
The Corporation has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $9 million at March 31, 2010 and December 31, 2009. The discount rate used to calculate the Corporation’s asset retirement obligations was 2.45 percent at March 31, 2010 and December 31, 2009. These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”

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

NOTE J     PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended
In millions	March 31, 2010	March 31, 2009
Defined Benefit Pension Plans:
Service cost	$4	$4
Interest cost	52	56
Expected return on plan assets	(66)	(75)
Amortization of prior service cost	2	1
Amortization of net loss	15	1
Net periodic benefit cost (credit)	$7	$(13)
Other Postretirement Benefits:
Interest cost	$6	$8
Net periodic benefit cost	$6	$8

NOTE K     RELATED PARTY TRANSACTIONS

The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s long-standing intercompany pricing policies. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) – net” in the consolidated statements of income. Purchases from that Dow subsidiary were $876 million in the first quarter of 2010 and $373 million in the first quarter of 2009.

The Corporation has a master services agreement with Dow whereby Dow provides services including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety, and business management for UCC. Under the master services agreement with Dow, for general administrative and overhead type services that Dow routinely allocates to various businesses, UCC is charged the cost of those services based on the Corporation’s and Dow’s relative manufacturing conversion costs. This arrangement resulted in a quarterly charge of approximately $5 million in the first quarter of 2010 and 2009 (included in “Sundry income (expense) – net”).

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At March 31, 2010, the Corporation had a note receivable of $4.2 billion ($4.1 billion at December 31, 2009) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2010. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At March 31, 2010, $900 million ($891 million at December 31, 2009) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

In March 2010, the Corporation declared and paid a dividend of $150 million to Dow.

The Corporation received cash dividends from its related company investments of $20 million in the first quarter of 2010, compared with $10 million in the first quarter of 2009. These dividends are included in “Sundry income (expense) – net.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the three-month period ended March 31, 2010, the most recent period, compared with the three-month period ended March 31, 2009, the corresponding period in the preceding fiscal year.

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

RESULTS OF OPERATIONS
Total net sales for the first quarter of 2010 were $1,604 million compared with $1,038 million for the first quarter of 2009, an increase of 55 percent.

Net sales to related companies for the first quarter of 2010 were $1,556 million compared with $1,003 million for the first quarter of 2009, an increase of 55 percent. At the end of 2008, concerns about the global economy and an unprecedented decline in feedstock costs led to significant price declines across all geographic areas and product lines.  The weakness in demand and pricing continued into the first quarter of 2009. During the second half of 2009, economic conditions began to improve and this momentum continued into the first quarter of 2010.  Selling prices to Dow are based on market prices for the related products. Average selling prices for most products were higher in the first quarter of 2010 compared with the first quarter of 2009, with polyethylene, ethylene glycol, polypropylene and oxo alcohols having the most significant price increases. Sales volume was higher for all products in the first quarter of 2010 compared with the first quarter of 2009, reflecting the impact of the improving global economy.

Cost of sales increased 53 percent from $1,019 million in the first quarter of 2009 to $1,563 million in the first quarter of 2010 principally due to higher feedstock and energy costs and higher demand.

Research and development expenses were $11 million in the first quarter of 2010 compared with $14 million in the first quarter of 2009. The decrease of $3 million or 21 percent was due to cost savings initiatives.

In the first quarter of 2010, the Corporation recorded an additional $5 million asset impairment related to the completion of the divestiture of certain assets under the 2009 restructuring plan. See Notes C and D to the Consolidated Financial Statements for additional information.

Equity in earnings of nonconsolidated affiliates was $9 million in the first quarter of 2010 compared with $2 million in the first quarter of 2009 primarily reflecting increased earnings from Nippon Unicar Corporation.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow and gains and losses on sales of investments and assets. Sundry income (expense) – net for the first quarter of 2010 was income of $6 million compared with expense of $3 million for the first quarter of 2009, primarily due to higher related party dividends received. See Note K to the Consolidated Financial Statements for additional information.

Interest income was $18 million in the first quarter of 2010 compared with $6 million in the first quarter of 2009, primarily due to higher interest rates in the first quarter of 2010 compared to the first quarter of 2009. Interest expense and amortization of debt discount was $10 million in the first quarter of 2010 compared with $14 million in the first quarter of 2009.

The Corporation reported a tax benefit of $17 million in the first quarter of 2010, primarily due to the reduction of a state tax liability in the United States. This compared with a tax benefit of $38 million reported in the first quarter of 2009, primarily due to audit settlements in the United States. The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, dividends received from investments in related companies and the level of income relative to tax credits available. The Patient Protection and Affordable Care Act, signed on March 23, 2010, eliminated the tax deduction related to Medicare Part D subsidy. The impact of this legislation was immaterial to the Corporation’s Consolidated Financial Statements.

The Corporation reported net income of $62 million for the first quarter of 2010, compared with $27 million for the first quarter of 2009. The results for the first quarter of 2010 reflected the improvement in the global economy as stronger demand supported price increases which more than offset higher feedstock and energy costs and resulted in higher margins.

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

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 10-K”) describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The Corporation’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2009 10-K. Since December 31, 2009, there have been no material changes in the Corporation’s critical accounting policies.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2010	2009
Claims unresolved at January 1	75,030	75,706
Claims filed	2,029	2,295
Claims settled, dismissed or otherwise resolved	(2,220)	(3,199)
Claims unresolved at March 31	74,839	74,802
Claimants with claims against both UCC and Amchem	23,877	24,126
Individual claimants at March 31	50,962	50,676

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

Based on the Corporation’s review of 2010 activity, it was determined that no adjustment to the accrual was required at March 31, 2010. The Corporation’s asbestos-related liability for pending and future claims was $827 million at March 31, 2010. Approximately 24 percent of the recorded liability related to pending claims and approximately 76 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs	Three Months Ended		Aggregate costs to
In millions	March 31, 2010	March 31, 2009	Date as of March 31, 2010
Defense costs	$14	$11	$701
Resolution costs	$12	$24	$1,492

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $14 million in the first quarter of 2010 and $11 million in the first quarter of 2009, and was reflected in “Cost of sales” in the consolidated statements of income.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, UCC has reached settlements with several of the carriers involved in the Insurance Litigation, including settlements reached with two significant carriers in the fourth quarter of 2009. The Insurance Litigation is ongoing.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $84 million at March 31, 2010 and December 31, 2009. At March 31, 2010 and December 31, 2009, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	March 31, 2010	Dec. 31, 2009
Receivables for defense costs - carriers with settlement agreements	$69	$91
Receivables for resolution costs - carriers with settlement agreements	322	357
Receivable for insurance recoveries - carriers without settlement agreements	84	84
Total	$475	$532

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments in asbestos-related matters occurred during the first quarter of 2010. For a summary of the history and current status of asbestos-related matters, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note I to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS.

There were no material changes in the Corporation’s risk factors included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, in the first quarter of 2010.

ITEM 6.  EXHIBITS.

See the Exhibit Index on page 24 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

Union Carbide Corporation and Subsidiaries
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION CARBIDE CORPORATION
Registrant

Date: May 4, 2010
	By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds
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