Form 10-Q
period 2010-09-30
UNION CARBIDE CORP /NEW/
filed 2010-11-03
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2010

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

At September 30, 2010, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
In millions (Unaudited)	2010	2009	2010	2009
Net trade sales	$40	$35	$131	$113
Net sales to related companies	1,663	1,322	4,781	3,573
Total Net Sales	$1,703	$1,357	$4,912	$3,686
Cost of sales	1,453	1,145	4,518	3,224
Research and development expenses	10	10	33	37
Selling, general and administrative expenses	3	1	10	7
Restructuring charges	-	-	5	166
Equity in earnings of nonconsolidated affiliates	7	14	27	20
Sundry income - net	6	320	2	322
Interest income	12	21	43	31
Interest expense and amortization of debt discount	6	8	28	32
Income before Income Taxes	$256	$548	$390	$593
Provision for income taxes	95	222	93	183
Net Income Attributable to Union Carbide Corporation	$161	$326	$297	$410

Depreciation	$59	$63	$185	$201
Capital Expenditures	$38	$21	$81	$62
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

	Sept. 30,	Dec. 31,
In millions (Unaudited)	2010	2009
Assets
Current Assets
Cash and cash equivalents	$25	$22
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2010: $1; 2009: $1)	22	20
Related companies	383	371
Other	155	254
Notes receivable from related companies	4,377	4,150
Inventories	225	207
Other current assets and deferred income taxes	70	109
Total current assets	5,257	5,133
Investments
Investments in related companies	972	972
Investments in nonconsolidated affiliates	121	116
Other investments	26	21
Noncurrent receivables	46	47
Noncurrent receivables from related companies	126	101
Total investments	1,291	1,257
Property
Property	7,096	7,533
Less accumulated depreciation	5,669	5,986
Net property	1,427	1,547
Other Assets
Other intangible assets (net of accumulated amortization 2010: $139; 2009: $140)	7	10
Deferred income tax assets - noncurrent	573	498
Asbestos-related insurance receivables - noncurrent	250	330
Deferred charges and other assets	66	73
Total other assets	896	911
Total Assets	$8,871	$8,848
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$3	$3
Accounts payable:
Trade	212	225
Related companies	441	329
Other	27	28
Income taxes payable	260	119
Asbestos-related liabilities - current	78	115
Accrued and other current liabilities	227	195
Total current liabilities	1,248	1,014
Long-Term Debt	571	571
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	817	855
Asbestos-related liabilities - noncurrent	735	734
Other noncurrent obligations	182	240
Total other noncurrent liabilities	1,734	1,829
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	-	-
Additional paid-in capital	312	312
Retained earnings	5,978	6,131
Accumulated other comprehensive loss	(974)	(1,010)
Union Carbide Corporation's stockholder's equity	5,316	5,433
Noncontrolling interests	2	1
Total equity	5,318	5,434
Total Liabilities and Equity	$8,871	$8,848
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	Nine Months Ended
	Sept. 30,	Sept. 30,
In millions (Unaudited)	2010	2009
Operating Activities
Net Income	$297	$410
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	205	219
Credit for deferred income tax	(51)	(9)
Earnings of nonconsolidated affiliates less than dividends received	-	7
Net gain on sale of property	(2)	(3)
Restructuring charges	5	166
Pension contributions	(1)	(1)
Gain on sale of ownership interest in nonconsolidated affiliates	-	(328)
Other gains, net	(1)	(4)
Changes in assets and liabilities:
Accounts and notes receivable	(10)	(41)
Related company receivables	(239)	(784)
Inventories	(18)	(6)
Accounts payable	-	36
Related company payables	112	(70)
Other assets and liabilities	265	47
Cash provided by (used in) operating activities	562	(361)
Investing Activities
Capital expenditures	(81)	(62)
Change in noncurrent receivable from related company	(25)	(5)
Proceeds from sale of ownership interest in nonconsolidated affiliates	-	660
Proceeds from sales of property	2	6
Purchases of investments	(22)	(17)
Proceeds from sales of investments	17	19
Cash provided by (used in) investing activities	(109)	601
Financing Activities
Dividends paid to stockholder	(450)	-
Payments on long-term debt	-	(249)
Cash used in financing activities	(450)	(249)
Summary
Increase (decrease) in cash and cash equivalents	3	(9)
Cash and cash equivalents at beginning of year	22	24
Cash and cash equivalents at end of period	$25	$15
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity
	Nine Months Ended
	Sept. 30,	Sept. 30,
In millions (Unaudited)	2010	2009
Common Stock
Balance at beginning of year and end of period	-	-
Additional Paid-in Capital
Balance at beginning of year and end of period	$312	$312
Retained Earnings
Balance at beginning of year	6,131	6,094
Net income	297	410
Dividends declared	(450)	-
Balance at end of period	5,978	6,504
Accumulated Other Comprehensive Loss, Net of Tax
Cumulative Translation Adjustments at beginning of year	(61)	(61)
Translation adjustments	5	1
Balance at end of period	(56)	(60)
Pension and Other Postretirement Benefit Plans at beginning of year	(950)	(783)
Adjustments to pension and other postretirement benefit plans	31	-
Balance at end of period	(919)	(783)
Accumulated Investment Gain at beginning of year and end of period	1	1
Accumulated Derivative Loss at beginning of year	-	(1)
Net hedging results	-	1
Balance at end of period	-	-
Total accumulated other comprehensive loss	(974)	(842)
Union Carbide Corporation's Stockholder's Equity	5,316	5,974
Noncontrolling Interests	2	1
Total Equity	$5,318	$5,975
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
In millions (Unaudited)	2010	2009	2010	2009
Net Income Attributable to Union Carbide Corporation	$161	$326	$297	$410
Other Comprehensive Income, Net of Tax
Cumulative translation adjustment	$3	$4	$5	$1
Pension and other postretirement benefit plans adjustment	10	1	31	-
Net gain on cash flow hedging derivative instruments	-	1	-	1
Total other comprehensive income	13	6	36	2
Comprehensive Income Attributable to Union Carbide Corporation	$174	$332	$333	$412
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

On January 1, 2010, the Corporation adopted ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements and clarifies existing disclosure requirements related to the level of disaggregation and input and valuation techniques. The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial statements or the related disclosures included in Note H.

Accounting Guidance Issued But Not Adopted as of September 30, 2010
In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force,” which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This ASU is effective for fiscal years beginning on or after June 15, 2010, which is January 1, 2011 for the Corporation. The Corporation is currently evaluating the impact of adopting the guidance.

NOTE C     RESTRUCTURING

2009 Restructuring
On June 30, 2009, the Board of Directors of UCC approved a restructuring plan to improve the cost effectiveness of the Corporation’s global operations. As a result, the Corporation recorded restructuring charges of $162 million in the second quarter of 2009, which included the shutdown of certain facilities and certain related capital project write-offs. In addition, due to the expected loss arising from the United States Federal Trade Commission (“FTC”) required divestiture of certain specialty latex assets resulting from Dow’s acquisition of Rohm and Haas Company, the Corporation recognized an impairment charge in the second quarter of 2009 ($114 million). Also, included in the second quarter of 2009 restructuring charge was severance of approximately $3 million for 41 people related to the plant shutdowns and corporate workforce reductions. During 2009, severance of $2 million was paid, leaving a liability at December 31, 2009 of $1 million for approximately 16 employees.

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

In the nine-month period ended September 30, 2010, severance of $2 million was paid, leaving a liability of $3 million for 19 employees. The workforce reduction is expected to be completed by the end of 2010.

The following table summarizes the 2010 activities related to the Corporation’s 2008 restructuring reserve:

2010 Activities related to 2008 Restructuring In millions	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Reserve balance at December 31, 2009	$24	$5	$29
Cash payments	-	(2)	(2)
Reserve balance at September 30, 2010	$24	$3	$27

NOTE D     DIVESTITURES

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

On September 30, 2009, the Corporation completed the sale of its ownership interest in the OPTIMAL Group of Companies (“OPTIMAL”), nonconsolidated affiliates, for $660 million. This resulted in a pretax net gain of $328 million included in “Sundry income – net.”

NOTE E     INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	Sept. 30, 2010	Dec. 31, 2009
Finished goods	$83	$70
Work in process	9	10
Raw materials	53	49
Supplies	80	78
Total inventories	$225	$207

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $117 million at September 30, 2010 and $126 million at December 31, 2009.

Union Carbide Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE F     OTHER INTANGIBLE ASSETS

The following table provides information regarding the Corporation’s other intangible assets:

Other Intangible Assets	September 30, 2010			December 31, 2009
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	-	$33	$(33)	-
Patents	2	(2)	-	2	(1)	$1
Software	111	(104)	$7	115	(106)	9
Total other intangible assets	$146	$(139)	$7	$150	$(140)	$10

Amortization expense for software, which is included in “Cost of sales,” was less than $1 million in the third quarter of 2010 and $1 million in the third quarter of 2009. Amortization expense for software was $3 million for the nine months ended September 30, 2010 and $4 million for the nine months ended September 30, 2009. Amortization expense for other intangible assets (not including software) was immaterial in the third quarters of 2010 and 2009 as well as for the first nine months of 2010 and 2009. Total estimated amortization expense for 2010 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense for Next Five Years In millions
2010	$4
2011	$2
2012	$1
2013	-
2014	-
2015	-

NOTE G     FINANCIAL INSTRUMENTS

Investments
The Corporation’s investments in marketable securities, which are included in “Other investments” in the consolidated balance sheets, are classified as available-for-sale.

Investing Results In millions	Nine months ended September 30, 2010
Proceeds from sales of available-for-sale securities	$8

Portfolio managers regularly review all of the Corporation’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. At September 30, 2010 and December 31, 2009, there were no impairment indicators or circumstances that would result in a material adjustment of these investments.

Union Carbide Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

The Corporation’s investments in debt securities had contractual maturities of less than 10 years at September 30, 2010.

Fair Value of Financial Instruments
	September 30, 2010				December 31, 2009
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities (1):
Debt securities	$21	$1	-	$22	$16	$1	-	$17
Equity securities	1	-	-	1	1	-	-	1
Total marketable securities	$22	$1	-	$23	$17	$1	-	$18
Long-term debt including debt due within one year	$(571)	$18	$(20)	$(573)	$(571)	$73	-	$(498)
(1)	Included in “Other investments” in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

The Corporation enters into foreign exchange forward contracts to hedge various currency exposures, primarily related to assets and liabilities denominated in foreign currencies. The primary business objective of the activity is to optimize the U.S. dollar value of the Corporation’s assets and liabilities. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. The Corporation had forward contracts to buy, sell or exchange foreign currencies, the majority of which expired in the third quarter of 2010 and were immaterial. The Corporation did not designate any derivatives as hedges at September 30, 2010 or December 31, 2009.

At September 30, 2010 and December 31, 2009, nonconsolidated affiliates of the Corporation had hedging activities that were accounted for as cash flow hedges in accordance with the accounting guidance for derivatives and hedging. The Corporation’s proportionate share of the hedging results recorded in accumulated other comprehensive income by the nonconsolidated affiliates is reported as net hedging results in the Corporation’s consolidated statements of equity in accordance with the accounting guidance for reporting comprehensive income.

NOTE H     FAIR VALUE MEASUREMENTS

The following table summarizes the basis used to measure certain assets at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Recurring Basis	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)
In millions	Sept. 30, 2010	Dec. 31, 2009
Assets at fair value:
Debt securities (1)	$22	$17
(1)	Included in “Other investments” in the consolidated balance sheets.

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

Union Carbide Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Nonrecurring Basis at September 30, 2009 In millions	Significant Other Unobservable Inputs (Level 3)	Total Losses
Assets at fair value:
Long-lived assets	-	$(159)
Total assets at fair value	-	$(159)

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

At September 30, 2010, the Corporation had accrued obligations of $87 million for environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material adverse impact on the Corporation’s results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material adverse impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2009, the Corporation had accrued obligations of $84 million for environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites.

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

Based on the Corporation’s review of 2010 activity, it was determined that no adjustment to the accrual was required at September 30, 2010. The Corporation’s asbestos-related liability for pending and future claims was $800 million at September 30, 2010. Approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

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

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $84 million at September 30, 2010 and December 31, 2009. At September 30, 2010 and December 31, 2009, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Sept. 30, 2010	Dec. 31, 2009
Receivables for defense costs - carriers with settlement agreements	$7	$91
Receivables for resolution costs - carriers with settlement agreements	235	357
Receivables for insurance recoveries - carriers without settlement agreements	84	84
Total	$326	$532

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $22 million in the third quarter of 2010 ($20 million in the third quarter of 2009) and $58 million in the first nine months of 2010 ($40 million in the first nine months of 2009), and was reflected in “Cost of sales.”

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

Conditional Asset Retirement Obligations
The Corporation has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $9 million at September 30, 2010 and December 31, 2009. The discount rate used to calculate the Corporation’s asset retirement obligations was 2.45 percent at September 30, 2010 and December 31, 2009. These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”

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

NOTE J      PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Defined Benefit Pension Plans:
Service cost	$4	$4	$12	$12
Interest cost	52	56	156	168
Expected return on plan assets	(66)	(75)	(198)	(225)
Amortization of prior service cost	2	2	6	4
Amortization of net loss	15	-	45	2
Net periodic benefit cost (credit)	$7	$(13)	$21	$(39)
Other Postretirement Benefits:
Interest cost	$6	$8	$18	$24
Net periodic benefit cost	$6	$8	$18	$24

Union Carbide Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE K     RELATED PARTY TRANSACTIONS

The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s long-standing intercompany pricing policies. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income – net” in the consolidated statements of income. Purchases from that Dow subsidiary were $758 million in the third quarter of 2010 ($516 million in the third quarter of 2009) and $1.9 billion in the first nine months of 2010 ($1.3 billion in the first nine months of 2009).

The Corporation has a master services agreement with Dow whereby Dow provides services including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety, and business management for UCC. Under the master services agreement with Dow, for general administrative and overhead type services that Dow routinely allocates to various businesses, UCC is charged the cost of those services based on the Corporation’s and Dow’s relative manufacturing conversion costs. This arrangement resulted in an average quarterly charge of approximately $5 million in the first nine months of 2010 and 2009 (included in “Sundry income – net”).

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At September 30, 2010 the Corporation had a note receivable of $4.3 billion ($4.1 billion at December 31, 2009) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2011. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At September 30, 2010, $881 million ($891 million at December 31, 2009) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

In the third quarter of 2010 the Corporation declared and paid a dividend of $150 million to Dow; dividends to Dow totaled $450 million for the nine months ended September 30, 2010. No dividends were paid to Dow during the nine months ended September 30, 2009.

The Corporation received cash dividends from its related company investments of $19 million in the third quarter of 2010, and $39 million in the first nine months of 2010, compared with $5 million in the third quarter of 2009, and $31 million for the first nine months of 2009. These dividends are included in “Sundry income – net.”

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the three- and nine-month periods ended September 30, 2010, the most recent periods, compared with the three- and nine-month periods ended September 30, 2009, the corresponding periods in the preceding fiscal year.

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

RESULTS OF OPERATIONS
Total net sales for the third quarter of 2010 were $1,703 million compared with $1,357 million for the third quarter of 2009, an increase of 25 percent. Total net sales were $4,912 million for the first nine months of 2010 compared with $3,686 million for the first nine months of 2009, an increase of 33 percent.

Net sales to related companies, principally to Dow, for the third quarter of 2010 were $1,663 million compared with $1,322 million for the third quarter of 2009, an increase of 26 percent. Net sales to related companies were $4,781 million for the first nine months of 2010 compared with $3,573 million for the first nine months of 2009, an increase of 34 percent. Selling prices to Dow are based on market prices for the related products.

At the end of 2008, concerns about the global economy and an unprecedented decline in feedstock costs led to significant price declines across all geographic areas and product lines. The weakness in demand and pricing continued into the first half of 2009. During the second half of 2009, economic conditions began to improve and this momentum continued into the first nine months of 2010. Improved demand put upward pressure on feedstock costs and in turn sales prices. Average selling prices for all products were higher in the third quarter of 2010 compared with the third quarter of 2009, driven by price increases in oxo alcohols, vinyl acetate monomer, oxo acids and oxo products.

Sales volume increased in the third quarter of 2010 compared with the third quarter of 2009, reflecting the impact of the improving global economy. Ethyleneamines, glycol ethers and ethanolamines experienced double-digit volume increases in the third quarter of 2010 compared with the same period in 2009. For the first nine months of 2010, all product lines had higher volume and increased price compared with the same period in 2009.

Cost of sales increased 27 percent from $1,145 million in the third quarter of 2009 to $1,453 million in the third quarter of 2010 principally due to higher feedstock and energy costs and higher demand. On a year-to-date basis, cost of sales increased 40 percent from $3,224 million in the first nine months of 2009 to $4,518 million in the first nine months of 2010. Cost of sales increased due to the higher cost of raw materials and feedstocks compared with the same period in 2009. Raw material prices have been driven upward by increased demand as the global economy has improved compared with the first nine months of 2009.

Union Carbide Corporation and Subsidiaries

Research and development expenses of $10 million in the third quarter of 2010 were flat compared with the same period in the prior year. Research and development expenses were $33 million for the first nine months of 2010 and $37 million for the first nine months of 2009. The decrease of $4 million was due to cost saving initiatives.

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

Equity in earnings of nonconsolidated affiliates was $7 million in the third quarter of 2010 compared with $14 million in the third quarter of 2009. Equity earnings in 2010 were lower as a result of the sale of the Corporation’s ownership interest in the OPTIMAL Group of Companies (“OPTIMAL”) in the third quarter of 2009 (see Note D to the Consolidated Financial Statements). For the first nine months of 2010, equity earnings were $27 million compared with $20 million for the same period of 2009 as improved earnings at Univation Technologies, LLC were partially offset by the absence of earnings from OPTIMAL due to the sale of the joint venture.

Sundry income – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow and gains and losses on sales of investments and assets. Sundry income – net for the third quarter of 2010 was $6 million compared with $320 million for the third quarter of 2009.  Sundry income – net in the third quarter of 2009 reflected a pretax net gain of $328 million on the sale of the Corporation’s ownership interest in OPTIMAL on September 30, 2009. For the first nine months of 2010, Sundry income - net was $2 million compared with $322 million for the first nine months of 2009. The year-to-date decline was also due to the sale of OPTIMAL as discussed above.

For the three months ended September 30, 2010, interest income was $12 million compared with $21 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, interest income was $43 million compared with $31 million for the nine months ended September 30, 2009. The changes in interest income from period to period were driven by fluctuations in the interest rate on the outstanding note receivable.

 Interest expense and amortization of debt discount was $6 million for the third quarter of 2010 compared with $8 million in the third quarter of 2009. For the nine months ended September 30, 2010, interest expense and amortization of debt discount was $28 million compared with $32 million for the same period in the prior year.

The Corporation reported a tax provision of $95 million in the third quarter of 2010, which resulted in an effective tax rate for the quarter of 37.1 percent. This compared with a tax provision of $222 million in the third quarter of 2009, which resulted in an effective tax rate of 40.5 percent, which was higher due to the sale of the Corporation’s ownership interest in OPTIMAL. For the first nine months of 2010, the Corporation reported a tax provision of $93 million, which resulted in an effective tax rate of 23.8 percent reflecting a reduction of a state tax liability in the United States during the first quarter of 2010. This compared with a tax provision of $183 million reported in the first nine months of 2009, which resulted in an effective tax rate for the period of 30.9 percent due to the impact of restructuring charges, audit settlements in the United States and the sale of the Corporation’s ownership interest in OPTIMAL. The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, dividends received from investments in related companies and the level of income relative to tax credits available. The Patient Protection and Affordable Care Act, signed on March 23, 2010, eliminated the tax deduction related to Medicare Part D subsidy. The impact of this legislation was immaterial to the Corporation’s Consolidated Financial Statements.

The Corporation reported net income of $161 million for the third quarter of 2010 compared with $326 million for the third quarter of 2009, and net income of $297 million for the first nine months of 2010 compared with $410 million for the first nine months of 2009.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2010	2009
Claims unresolved at January 1	75,030	75,706
Claims filed	5,525	6,379
Claims settled, dismissed or otherwise resolved	(17,083)	(6,728)
Claims unresolved at September 30	63,472	75,357
Claimants with claims against both UCC and Amchem	19,844	24,328
Individual claimants at September 30	43,628	51,029

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

Based on the Corporation’s review of 2010 activity, it was determined that no adjustment to the accrual was required at September 30, 2010. The Corporation’s asbestos-related liability for pending and future claims was $800 million at September 30, 2010. Approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs	Nine Months Ended		Aggregate Costs to
In millions	Sept. 30, 2010	Sept. 30, 2009	Date as of Sept. 30, 2010
Defense costs	$58	$40	$745
Resolution costs	$40	$77	$1,520

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $22 million in the third quarter of 2010 ($20 million in the third quarter of 2009) and $58 million in the first nine months of 2010 ($40 million in the first nine months of 2009), and was reflected in “Cost of sales.”

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

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $84 million at September 30, 2010 and December 31, 2009. At September 30, 2010 and December 31, 2009, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Sept. 30, 2010	Dec. 31, 2009
Receivables for defense costs - carriers with settlement agreements	$7	$91
Receivables for resolution costs - carriers with settlement agreements	235	357
Receivable for insurance recoveries - carriers without settlement agreements	84	84
Total	$326	$532

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments in asbestos-related matters occurred during the third quarter of 2010. For a summary of the history and current status of asbestos-related matters, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note I to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS.

There were no material changes in the Corporation’s risk factors in the third quarter of 2010.

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

Date: November 3, 2010
	By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Vice President and Controller
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

	By:	/s/ EUDIO GIL
Eudio Gil
Vice President, Treasurer and
Chief Financial Officer

Union Carbide Corporation and Subsidiaries
Exhibit Index

EXHIBIT NO.	DESCRIPTION
10.5.8	Eighth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of September 30, 2010, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors.
10.7.3	Third Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of February 1, 2010, between the Corporation and The Dow Chemical Company.
10.7.4	Fourth Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of August 1, 2010, between the Corporation and The Dow Chemical Company.
23	Analysis, Research & Planning Corporation’s Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.