Form 10-K
period 2010-12-31
UNION CARBIDE CORP /NEW/
filed 2011-02-18
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2010

Commission file number: 1-1463

UNION CARBIDE CORPORATION
(Exact name of registrant as specified in its charter)

New York State or other jurisdiction of incorporation or organization		13-1421730 (I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

At February 17, 2011, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE None

Union Carbide Corporation

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2010

PART I

PART I

ITEM 1.  BUSINESS.

Union Carbide Corporation (the “Corporation” or “UCC”) is a chemicals and polymers company that has been a wholly owned subsidiary of The Dow Chemical Company (“Dow”) since 2001. In addition to its consolidated operations, the Corporation participates in partnerships and joint ventures (together, “nonconsolidated affiliates”). Except as otherwise indicated by the context, the terms “Corporation” or “UCC” as used herein mean Union Carbide Corporation and its consolidated subsidiaries.

Dow conducts its worldwide operations through global businesses, and the Corporation’s business activities comprise components of Dow’s global businesses rather than stand-alone operations. Because there are no separable reportable business segments for UCC and no detailed business information is provided to a chief operating decision maker regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment. In addition, in order to simplify the customer interface process, the Corporation sells substantially all its products to Dow. Products are sold to Dow at market-based prices, in accordance with the terms of Dow’s long-standing intercompany pricing policies.

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

Polyethylene—includes FLEXOMER™ very low density polyethylene resins used as impact modifiers in other polymers and to produce flexible hose and tubing, frozen-food bags and stretch wrap; TUFLIN™ linear low density and UNIVAL™ high density polyethylene resins used in high-volume applications such as housewares; milk, water, bleach and detergent bottles; grocery sacks; trash bags; packaging; and water and gas pipe.

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

Technology Licensing and Catalysts—includes licensing and supply of related catalysts for the UNIPOL™ polypropylene process, catalysts supply for the METEOR™ process for EO/EG and the LP OXO™ process for oxo alcohols; licensing of the UNIPOL™ polyethylene process and sale of related catalysts (including metallocene catalysts) through Univation Technologies, LLC, a 50:50 joint venture with ExxonMobil; and licensing of the METEOR™ process for EO/EG and the LP OXO™ process for oxo alcohols through Dow Technology Investments LLC, a 50:50 joint venture with Dow Global Technologies LLC, a Dow subsidiary.

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

On July 31, 2009, Dow entered into a definitive agreement that included the sale of certain specialty latex assets of the Corporation located in the United States, Canada, Puerto Rico and Mexico. The divestiture of these assets was completed on January 25, 2010. See Notes C and D to the Consolidated Financial Statements for additional information.

Competition
The chemical industry has been historically competitive and this competitive environment is expected to continue. The chemical divisions of the major international oil companies also provide substantial competition both in the United States and abroad.

Research and Development
The Corporation is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes, and to develop new applications for existing products. Research and development expenses were $43 million in 2010, $48 million in 2009 and $68 million in 2008. In addition, certain of the Corporation's nonconsolidated affiliates conduct research and development within their business fields.

Patents, Licenses and Trademarks
The Corporation owns approximately 1,050 U.S. and foreign patents that relate to a wide variety of products and processes, has a substantial number of pending patent applications throughout the world, and is licensed under a number of patents. These patents expire at various times over the next 20 years. The Corporation also has a large number of trademarks. Although the Corporation considers that its patents, licenses and trademarks in the aggregate constitute a valuable asset, it does not regard its business as being materially dependent upon any single patent, license or trademark.

Principal Partly Owned Companies
UCC's principal nonconsolidated affiliates at December 31, 2010 and the Corporation's ownership interest in each are listed below:
•	Nippon Unicar Company Limited – 50 percent – a Japan-based manufacturer of polyethylene and specialty polyethylene compounds.
•	Univation Technologies, LLC – 50 percent – a U.S. company that develops, markets and licenses polyethylene process technology and related catalysts.

Financial Information about Foreign and Domestic Operations and Export Sales
In 2010, the Corporation derived 27 percent of its trade sales from customers outside the United States and had 1 percent of its property investment located outside the United States. See Note R to the Consolidated Financial Statements for information on sales to external customers and long-lived assets by geographic area.

Protection of the Environment
Matters pertaining to the environment are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes A and L to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS.

The factors described below represent the Corporation’s principal risks.

Global Economic Conditions: The Corporation operates in a global, competitive environment, which gives rise to operating and market risk.
The Corporation sells substantially all of its products to Dow, which operates in a competitive, global environment, and competes worldwide for sales. Increased levels of competition could result in lower prices or lower sales volumes, which could have a negative impact on the Corporation’s operations.

Economic conditions around the world and in certain industries in which the Corporation does business also impact sales price and volume. As a result, an economic downturn in the geographic areas or industries in which UCC sells its products could reduce demand for these products and result in decreased sales volume, which could have a negative impact on UCC’s results of operations.

In addition, the economic environment impacts the fair value of pension assets, which could trigger increased future funding requirements of the pension trust.

Raw Materials: Volatility in purchased feedstock and energy costs impacts the Corporation’s operating costs and adds variability to earnings.
Purchased feedstock and energy costs account for a substantial portion of the Corporation’s total production costs and operating expenses. When these costs increase the Corporation is not always able to immediately raise selling prices; and ultimately, the ability to pass on underlying cost increases is greatly dependent on market conditions. Conversely, when these costs decline, selling prices decline as well. As a result, volatility in these costs could negatively impact the Corporation’s results of operations.

Supply/Demand Balance: Earnings generated by the Corporation vary based in part on the balance of supply relative to demand within the industry.
The balance of supply relative to demand within the industry may be significantly impacted by the addition of new capacity, especially for basic commodities where capacity is generally added in large increments as world-scale facilities are built. This may disrupt industry balances and result in downward pressure on prices due to the increase in supply, which could negatively impact the Corporation’s results of operations.

Financial Flexibility: Market conditions could reduce Dow’s financial flexibility, which could impact the financial flexibility of the Corporation.
Dow’s interest and dividend payments could increase Dow’s vulnerability to adverse economic conditions and reduce Dow’s flexibility to respond to changing business and economic conditions. In addition, the economic environment could result in a contraction in the availability of credit in the marketplace and reduce sources of liquidity for Dow. Since Dow is a service provider, material debtor, and the major customer of the Corporation, reduced financial flexibility for Dow could potentially impact the financial flexibility of the Corporation.

Environmental Compliance: Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as the assessment of strict liability and/or joint and several liability.
The Corporation is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At December 31, 2010, the Corporation had accrued obligations of $95 million ($84 million at December 31, 2009) for probable environmental remediation and restoration costs, including $20 million ($21 million at December 31, 2009) for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Corporation’s operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities.

Litigation: The Company is party to a number of claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions.

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

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. At December 31, 2010, the Corporation’s asbestos-related liability for pending and future claims was $728 million ($839 million at December 31, 2009) and the Corporation’s receivable for insurance recoveries related to its asbestos liability was $50 million ($84 million at December 31, 2009). At December 31, 2010, the Corporation also had receivables of $248 million ($448 million at December 31, 2009) for insurance recoveries for defense and resolution costs.

Management believes that it is reasonably possible that the cost of disposing of the Corporation’s asbestos-related claims, including future defense costs, could have a material adverse impact on the Corporation’s consolidated financial statements.

Chemical Safety: Increased concerns regarding the safety of chemicals in commerce and their potential impact on the environment have resulted in more restrictive regulations from local, state and federal governments and could lead to new regulations.
Concerns regarding the safe use of chemicals in commerce and their potential impact on health and the environment reflect a growing trend in societal demands for increasing levels of product safety and environmental protection. These concerns could manifest themselves in stockholder proposals, preferred purchasing and continued pressure for more stringent regulatory intervention. These concerns could also influence public perceptions, the viability of the Corporation’s products, the Corporation’s reputation and the cost to comply with regulations. In addition, terrorist attacks and natural disasters have increased concerns about the security and safety of chemical production and distribution.  These concerns could have a negative impact on the Corporation’s results of operations.

Operational Event: A significant operational event could negatively impact the Corporation’s results of operations.
As a diversified chemical manufacturing company, the Corporation’s operations, the transportation of products or severe weather could result in an unplanned event that could be significant in scale and could negatively impact operations, neighbors or the public at large, which could have a negative impact on the Corporation’s results of operations.

In the past, major hurricanes have caused significant disruption in UCC’s operations on the U.S. Gulf Coast, logistics across the region, and the supply of certain raw materials, which had an adverse impact on volume and cost for some of UCC’s products.  Due to the Corporation’s substantial presence on the U.S. Gulf Coast, similar severe weather in the future could negatively affect UCC’s results of operations.

Implementation of ERP system: Dow’s implementation of an enterprise resource planning (“ERP”) system may adversely affect the Corporation’s business and results of operations or the effectiveness of internal control over financial reporting.
Beginning, in the first quarter of 2011, Dow is implementing a new ERP system that will deliver a new generation of information systems and work processes. Through the master services agreement, Dow provides accounting, treasury and procurement services to the Corporation. ERP implementations are complex and very time-consuming projects that involve substantial expenditures on system software and implementation activities that take several years. If Dow does not effectively implement the ERP system or if the system does not operate as intended, it could adversely affect financial reporting systems, the Corporation’s ability to produce financial reports, and/or the effectiveness of internal control over financial reporting.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Corporation operates 10 manufacturing sites in four countries. The Corporation considers its properties to be in good operating condition and that its machinery and equipment have been well maintained. The following are the major production sites:

United States:	Hahnville, Louisiana; Texas City and Seadrift, Texas; South Charleston, West Virginia

All of UCC’s plants are owned or leased, subject to certain easements of other persons that, in the opinion of management, do not substantially interfere with the continued use of such properties or materially affect their value.

A summary of property, classified by type, is contained in Note F to the Consolidated Financial Statements.

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

It is the opinion of UCC’s management that it is reasonably possible that the cost of disposing of its asbestos-related claims, including future defense costs, could have a material adverse impact on the Corporation’s results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

For additional information, see Asbestos-Related Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note L to the Consolidated Financial Statements.

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

ITEM 6.  SELECTED FINANCIAL DATA.

Omitted pursuant to General Instruction I of Form 10-K.

Union Carbide Corporation and Subsidiaries Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction I of Form 10-K “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the year ended December 31, 2010, the most recent fiscal year, compared with the year ended December 31, 2009, the fiscal year immediately preceding it.

References below to “Dow” refer to The Dow Chemical Company and its consolidated subsidiaries, except as otherwise indicated by the context.

Dow conducts its worldwide operations through global businesses, and Union Carbide Corporation’s (the “Corporation” or “UCC”) business activities comprise components of Dow’s global operations rather than stand-alone operations. Because there are no separable reportable business segments for UCC and no detailed business information is provided to a chief operating decision maker regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment.

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

Results of Operations
Total net sales for 2010 were $6,505 million, compared with $5,064 million for 2009, an increase of 28 percent. Net sales to related companies, principally to Dow, were $6,337 million for 2010, compared with $4,899 million for 2009, an increase of 29 percent. Selling prices to Dow are based on market prices for the related products.

Average selling prices for all product lines were higher in 2010 compared with 2009, as the demand recovery that began in the second half of 2009 continued into 2010, putting upward pressure on feedstock costs, and in turn sales prices. Price increases were most pronounced in oxo alcohols, polypropylene products and ethylene glycols. Sales volume increased in 2010 compared with 2009, further reflecting the impact of the improving global economy. Glycol ethers, oxo acids and alcohols, and surfactants reported double-digit volume increases in 2010 compared with 2009. The only products reporting volume declines were vinyl acetate monomer and polyglycols. Volume declined in vinyl acetate monomer due to a planned turnaround in 2010 and in polyglycols due to raw material supply constraints.

Cost of sales increased 33 percent from $4,457 million in 2009 to $5,940 million in 2010, principally due to higher feedstock and energy costs and higher demand. Raw material prices were driven upward by increased demand as the global economy continued to grow in 2010.

Research and development (“R&D”) expenses were $43 million in 2010, compared with $48 million in 2009. The decrease of $5 million was due to cost savings initiatives.

On June 30, 2009, the Board of Directors of UCC approved a restructuring plan to improve the cost effectiveness of the Corporation’s global operations. As a result, the Corporation recorded restructuring charges of $162 million in the second quarter of 2009, which included the shutdown of certain facilities that produce ethylene as well as ethylene oxide/ethylene glycol ($38 million) and certain related capital project write-offs ($7 million). Also included in the restructuring charge was severance of $3 million and an impairment charge of $114 million related to the expected loss arising from the U.S. Federal Trade Commission required divestiture of certain specialty latex assets resulting from Dow’s acquisition of Rohm and Haas Company. The Corporation recorded the following adjustments to its restructuring plans during 2009: a $4 million increase in severance costs related to the 2008 restructuring plan and a $5 million adjustment to reduce severance costs related to the 2007 restructuring plan.

In the first quarter of 2010, the Corporation recorded an additional $5 million asset impairment related to the completion of the divestiture of certain assets under the 2009 restructuring plan. In the fourth quarter of 2010, the Corporation reduced the reserve related to the 2008 restructuring plan by $3 million due to the completion of the program. See Note C to the Consolidated Financial Statements for additional information on the Corporation’s restructuring activities.

Following the December 2010 completion of a study to review its asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims (excluding future defense and processing costs) by $54 million in the fourth quarter of 2010. The reduction was shown as “Asbestos-related credits” in the consolidated statements of income (see Note L to the Consolidated Financial Statements).

Equity in earnings of nonconsolidated affiliates was $50 million in 2010, up from $45 million in 2009 as improved earnings at Nippon Unicar Company Limited were partially offset by a decline in earnings of Univation Technologies, LLC and the absence of earnings from the OPTIMAL Group of Companies (“OPTIMAL”) due to the sale of the Corporation’s ownership interest in the joint ventures in the third quarter of 2009 (see Note D to the Consolidated Financial Statements).

Sundry income (expense) – net includes a variety of income and expense items such as dividend income, the gain or loss on foreign currency exchange, commissions, charges for management services provided by Dow and gains and losses on sales of investments and assets. Sundry income (expense) – net for 2010 was expense of $10 million compared with income of $479 million in 2009. Sundry income (expense) – net for 2009 was favorably impacted by a pretax gain of $339 million on the sale of the Corporation’s ownership interest in OPTIMAL. In 2009, the Corporation also received a dividend of $158 million from Dow International Holding Company (see Note P to the Consolidated Financial Statements).

Interest income for 2010 was $55 million, compared with $65 million in 2009. Interest income decreased due to lower interest rates in 2010 on an outstanding note receivable with Dow. Interest expense and amortization of debt discount for 2010 was $37 million, down from $42 million for 2009.

The provision for income taxes was $160 million in 2010, compared with $239 million in 2009. The Corporation’s overall effective tax rate was 25.8 percent for 2010, compared with 25.6 percent for 2009. The Corporation’s effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, dividends received from investments in related companies and the level of income relative to tax credits available. The underlying factors affecting UCC’s overall effective tax rates are summarized in Note Q to the Consolidated Financial Statements. The Patient Protection and Affordable Care Act, signed on March 23, 2010, eliminated the tax deduction related to Medicare Part D subsidy. The impact of this legislation was immaterial to the Corporation’s consolidated financial statements.

The Corporation reported net income of $459 million in 2010, compared with $696 million for 2009. The results of 2010 reflected the impact of higher prices and increased demand; however, 2009 results included the gain from the Corporation’s sale of its ownership interest in OPTIMAL. The results for 2009 also reflected the impact of lower raw material costs that significantly offset lower demand, but put downward pressure on prices.

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

Litigation
The Corporation is subject to legal proceedings and claims arising out of the normal course of business. The Corporation routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known claim. The Corporation has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to minimize the financial impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note L to the Consolidated Financial Statements.

Asbestos-Related Matters
The Corporation and a former subsidiary, Amchem Products, Inc. (“Amchem”), are and have been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. The Corporation also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002. Since then, the Corporation has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the asbestos-related liability continues to be appropriate. In addition, the Corporation has requested ARPC to review the Corporation’s historical asbestos claim and resolution activity each November since 2004 to determine the appropriateness of updating the most recent ARPC study.

In November 2010, the Corporation requested ARPC to review the Corporation’s historical asbestos claim and resolution activity and determine the appropriateness of updating its then most recent study completed in December 2008. In response to that request, ARPC reviewed and analyzed data through October 31, 2010. The resulting study, completed by ARPC in December 2010, stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2025 was estimated to be between $744 million and $835 million. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2010 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

In December 2010, based on ARPC’s December 2010 study and the Corporation’s own review of asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $744 million. The reduction is $54 million and was shown as “Asbestos-related credits” in the consolidated statements of income. At December 31, 2010, the asbestos-related liability for pending and future claims was $728 million.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $50 million at December 31, 2010. At December 31, 2010, all of the receivable for insurance recoveries were related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

The amounts recorded by the Corporation for the asbestos-related liability and related insurance receivable were based upon current, known facts. However, future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for UCC to be higher or lower than those projected or those recorded.

For additional information, see Legal Proceedings, Asbestos-Related Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note L to the Consolidated Financial Statements.

Environmental Matters
The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. In the case of landfills and other active waste management facilities, UCC recognizes the costs over the useful life of the facility. At December 31, 2010, the Corporation had accrued obligations of $95 million for probable environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. At December 31, 2009, the Corporation had accrued obligations of $84 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites. For further discussion, see Environmental Matters in Notes A and L to the Consolidated Financial Statements.

Pension Plans and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could have been settled at December 31, 2010, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note N to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and therefore affect expense recognized and obligations recorded in future periods.

The Corporation determines the expected long-term rate of return on plan assets by performing a detailed analysis of key economic and market factors driving historical returns for each asset class and formulating a projected return based on factors in the current environment. Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads, and other valuation measures and market metrics. The expected long-term rate for each asset class is then weighted based on the strategic asset allocation approved by the governing body for each plan. The Corporation’s historical experience with the pension fund asset performance is also considered. A similar process is followed in determining the expected long-term rate of return for assets held by the Corporation’s other postretirement benefit plan trust. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2010 was 7.4 percent. This assumption was unchanged for determining 2011 net periodic pension expense. Future actual pension income/expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Corporation’s pension plans.

The discount rates utilized to measure the pension and other postretirement benefit obligations are based on the yield on high-quality fixed income investments at the measurement date. Future expected actuarially determined cash flows of the plan are matched against the Towers Watson RATE:Link yield curve (based on 60th to 90th percentile bond yields) to arrive at a single discount rate by plan. The discount rate was 5.35 percent at December 31, 2010 and 5.85 percent at December 31, 2009.

The value of the qualified plan assets totaled $3.4 billion at December 31, 2010, which is $117 million higher than December 31, 2009. The funded status of the qualified plan, net of benefit obligations decreased by $58 million at December 31, 2010, compared with December 31, 2009. The decrease was due to the lower discount rates partially offset by the favorable plan asset returns. For 2011, the Corporation does not expect to make cash contributions to its pension and other postretirement benefit plans.

The assumption for the long-term rate of increase in compensation levels is 4.5 percent. Since 2002, the Corporation has used a generational mortality table to determine the duration of its pension and other postretirement obligations.

The Corporation bases the determination of pension expense or income on a market-related valuation of plan assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2010, $236 million of net losses remain to be recognized in the calculation of the market-related value of plan assets. These net losses will result in increases in future pension expense as they are recognized in the market-related value of assets and are a component of the total net loss of $1,457 million for 2010 shown under “Pretax amounts recognized in AOCI at December 31” in the table entitled “Change in Projected Benefit Obligations, Plan Assets and Funded Status of all Significant Plans” included in Note N to the Consolidated Financial Statements. The remaining $1,221 million of net losses represents cumulative changes in plan experience and actuarial assumptions. The net decrease in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

Net Decrease (Increase) in Market-Related Asset Value due to Recognition of Prior Gains and Losses In millions
2011	$135
2012	165
2013	(38)
2014	(26)
Total	$236

Based on the 2011 pension assumptions and changes in the market-related value of assets due to the recognition of prior asset losses, the Corporation expects net periodic benefit costs to increase approximately $38 million for pension and other postretirement benefits in 2011 compared with 2010.

A 25 basis point adjustment in the long-term return on assets assumption would change total pension expense for 2011 by approximately $9 million. A 25 basis point adjustment in the discount rate assumption would change the total pension expense for 2011 by approximately $5 million.

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

At December 31, 2010, the Corporation had a net deferred tax asset balance of $646 million, after valuation allowances of $104 million. In evaluating the ability to realize the deferred tax assets, the Corporation relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

At December 31, 2010, the Company had deferred tax assets for tax loss and tax credit carryforwards of $102 million, of which $19 million is subject to expiration in the years 2011-2015. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Corporation needs taxable income of approximately $609 million across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2011-2015 is $236 million.

The Corporation recognizes the financial statement effects of an uncertain tax position when it is more likely than not, based on technical merits, that the position will be sustained. At December 31, 2010, the Corporation had a liability for uncertain tax positions of $163 million.

The Corporation accrues for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. At December 31, 2010, the Corporation had a non-income tax contingency reserve of $11 million. For additional information, see Note Q to the Consolidated Financial Statements.

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

Chemical Security
Public and political attention continues to be placed on the protection of U.S. critical infrastructure, including the chemical industry, from security threats. Terrorist attacks and natural disasters have increased concern about the security and safety of chemical production and distribution. The focus on security is not new to UCC. UCC continues to improve its security plans, placing emphasis on the safety of UCC communities and people by being prepared to meet risks at any level and to address both internal and external identifiable risks. UCC’s security plans are also developed to avert interruptions of normal business work operations which could have a material adverse impact on the Corporation's results of operations, liquidity and financial condition.

UCC is a Responsible Care® company and adheres to the Responsible Care® Security Code, which requires that all aspects of security – including facility, transportation, and cyberspace – be assessed and gaps addressed. Through global implementation of the Security Code, including voluntary security enhancements and upgrades made since 2002, UCC has permanently heightened the level of security – not just in the United States, but worldwide. In addition, UCC uses a risk-based approach employing the U.S. Government’s Sandia National Labs methodology to repeatedly assess the risks to sites, systems and processes. UCC has expanded its comprehensive Distribution Risk Review process that had been in place for decades to address potential threats in all modes of transportation across its supply chain. To reduce vulnerabilities, UCC maintains security measures that meet or exceed regulatory and industry security standards in all areas in which UCC operates. Assessment and improvement costs are not considered material to the Corporation's consolidated financial statements.

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

Environmental Remediation
UCC accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, UCC recognizes the costs over the useful life of the facility. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note A to the Consolidated Financial Statements. To assess the impact on the consolidated financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had an accrued liability of $75 million at December 31, 2010 and $63 million at December 31, 2009 related to the remediation of current or former UCC-owned sites.

In addition to current and former UCC-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as “Superfund Law”), UCC is liable for remediation of other hazardous waste sites where UCC allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Because Superfund Law imposes joint and several liability upon each party at a site, UCC has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties (“PRPs”) at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management’s estimate of the Corporation’s remaining liability for the remediation of Superfund sites was $20 million at December 31, 2010 and $21 million at December 31, 2009, which has been accrued, although the ultimate cost with respect to these sites could exceed that amount. The Corporation has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites	UCC-owned Sites (1)		Superfund Sites (2)
	2010	2009	2010	2009
Number of sites at January 1	31	31	58	56
Sites added during year	1	-	5	2
Sites closed during year	-	-	(4)	-
Number of sites at December 31	32	31	59	58
(1)	UCC-owned sites are sites currently or formerly owned by UCC, where remediation obligations are imposed (in the United States) by the Resource Conservation Recovery Act or analogous state law.
(2)	Superfund sites are sites, including sites not owned by UCC, where remediation obligations are imposed by Superfund Law.

In total, the Corporation’s accrued liability for probable environmental remediation and restoration costs was $95 million at December 31, 2010, compared with $84 million at December 31, 2009. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. It is the opinion of management that the possibility is remote that costs in excess of those disclosed will have a material adverse impact on the Corporation’s consolidated financial statements.

The amounts charged to income on a pretax basis related to environmental remediation totaled $45 million in 2010 and $49 million in 2009. The amounts charged to income on a pretax basis related to operating the Corporation’s pollution abatement facilities totaled $80 million in 2010 and $78 million in 2009. Capital expenditures for environmental protection were $3 million in 2010 and $2 million in 2009.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2010	2009	2008
Claims unresolved at January 1	75,030	75,706	90,322
Claims filed	7,731	8,455	10,922
Claims settled, dismissed or otherwise resolved	(20,179)	(9,131)	(25,538)
Claims unresolved at December 31	62,582	75,030	75,706
Claimants with claims against both UCC and Amchem	18,890	24,146	24,213
Individual claimants at December 31	43,692	50,884	51,493

Plaintiffs’ lawyers often sue numerous defendants in individual lawsuits or on behalf of numerous claimants. As a result, the damages alleged are not expressly identified as to UCC, Amchem or any other particular defendant, even when specific damages are alleged with respect to a specific disease or injury. In fact, there are no personal injury cases in which only the Corporation and/or Amchem are the sole named defendants. For these reasons and based upon the Corporation’s litigation and settlement experience, the Corporation does not consider the damages alleged against it and Amchem to be a meaningful factor in its determination of any potential asbestos-related liability.

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

In December 2008, based on ARPC’s December 2008 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $952 million, which covered the 15-year period ending 2023, excluding future defense and processing costs. The reduction was $54 million and is shown as “Asbestos-related credits” in the consolidated statements of income. At December 31, 2008, the asbestos-related liability for pending and future claims was $934 million.

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

In November 2010, the Corporation requested ARPC to review the Corporation’s historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2008 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2010. The resulting study, completed by ARPC in December 2010, stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2025 was estimated to be between $744 million and $835 million. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2010 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

In December 2010, based on ARPC’s December 2010 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $744 million, which covered the 15-year period ending 2025, excluding future defense and processing costs. The reduction was $54 million and is shown as “Asbestos-related credits” in the consolidated statements of income. At December 31, 2010, the asbestos-related liability for pending and future claims was $728 million.

At December 31, 2010, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims. At December 31, 2009, approximately 23 percent of the recorded liability related to pending claims and approximately 77 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs				Aggregate Costs
In millions	2010	2009	2008	to Date as of Dec. 31, 2010
Defense costs	$87	$62	$60	$774
Resolution costs	$43	$94	$116	$1,523

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $73 million in 2010, $58 million in 2009 and $53 million in 2008, and was reflected in “Cost of sales” in the consolidated statements of income.

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

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $50 million at December 31, 2010 and $84 million at December 31, 2009. At December 31, 2010 and December 31, 2009, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs at December 31 In millions	2010	2009
Receivables for defense costs – carriers with settlement agreements	$12	$91
Receivables for resolution costs – carriers with settlement agreements	236	357
Receivables for insurance recoveries – carriers without settlement agreements	50	84
Total	$298	$532

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

UCC uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential gain or loss in fair market values given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Corporation is a historical simulation model which captures the co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The 2010 and 2009 year-end and average daily VAR for the aggregate of all positions are shown below:

Total Daily VAR at December 31	2010		2009
In millions	Year-end	Average	Year-end	Average
Interest rate	$21	$19	$20	$30

See Note I to the Consolidated Financial Statements for further disclosure regarding market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Union Carbide Corporation

We have audited the accompanying consolidated balance sheets of Union Carbide Corporation and subsidiaries (the "Corporation") as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2.  These financial statements and financial statement schedule are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Carbide Corporation and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP Midland, Michigan February 18, 2011

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

(In millions) For the years ended December 31	2010	2009	2008
Net trade sales	$168	$165	$219
Net sales to related companies	6,337	4,899	7,107
Total Net Sales	6,505	5,064	7,326
Cost of sales	5,940	4,457	7,194
Research and development expenses	43	48	68
Selling, general and administrative expenses	13	10	13
Goodwill impairment loss	-	-	26
Restructuring charges	2	161	105
Asbestos-related credits	54	-	54
Equity in earnings of nonconsolidated affiliates	50	45	166
Sundry income (expense) - net	(10)	479	243
Interest income	55	65	110
Interest expense and amortization of debt discount	37	42	48
Income Before Income Taxes	619	935	445
Provision for income taxes	160	239	118
Net Income Attributable to Union Carbide Corporation	$459	$696	$327
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

(In millions) At December 31	2010	2009
Assets
Current Assets
Cash and cash equivalents	$22	$22
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2010: $1; 2009: $1)	27	20
Related companies	403	371
Other	159	254
Notes receivable from related companies	4,335	4,150
Inventories	194	207
Deferred income taxes and other current assets	87	109
Total current assets	5,227	5,133
Investments
Investments in related companies	972	972
Investments in nonconsolidated affiliates	131	116
Other investments	10	21
Noncurrent receivables	46	47
Noncurrent receivables from related companies	125	101
Total investments	1,284	1,257
Property
Property	7,080	7,533
Less accumulated depreciation	5,640	5,986
Net property	1,440	1,547
Other Assets
Other intangible assets (net of accumulated amortization - 2010: $140; 2009: $140)	7	10
Deferred income tax assets - noncurrent	579	498
Asbestos-related insurance receivables - noncurrent	220	330
Deferred charges and other assets	67	73
Total other assets	873	911
Total Assets	$8,824	$8,848
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$3	$3
Accounts payable:
Trade	267	225
Related companies	527	329
Other	30	28
Income taxes payable	140	119
Asbestos-related liabilities - current	78	115
Accrued and other current liabilities	185	195
Total current liabilities	1,230	1,014
Long-Term Debt	571	571
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	894	855
Asbestos-related liabilities - noncurrent	663	734
Other noncurrent obligations	188	240
Total other noncurrent liabilities	1,745	1,829
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	-	-
Additional paid-in capital	312	312
Retained earnings	5,990	6,131
Accumulated other comprehensive loss	(1,026)	(1,010)
Union Carbide Corporation's stockholder's equity	5,276	5,433
Noncontrolling interests	2	1
Total equity	5,278	5,434
Total Liabilities and Equity	$8,824	$8,848
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2010	2009	2008
Operating Activities
Net Income Attributable to Union Carbide Corporation	$459	$696	$327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	274	297	273
Provision (Credit) for deferred income tax	(40)	(69)	60
Earnings of nonconsolidated affiliates in excess of dividends received	(9)	(9)	(34)
Net gain on sales of property	(2)	(3)	(14)
Restructuring charges	2	159	105
Gain on sale of ownership interest in nonconsolidated affiliates	-	(339)	-
Asbestos-related credits	(54)	-	(54)
Goodwill impairment loss	-	-	26
Pension contributions	(2)	(2)	(2)
Changes in assets and liabilities:
Accounts and notes receivable	(16)	20	19
Related company receivables	(218)	(459)	(348)
Inventories	13	(20)	(9)
Accounts payable	49	48	(63)
Related company payables	198	21	(85)
Other assets and liabilities	140	(94)	(81)
Cash provided by operating activities	794	246	120
Investing Activities
Capital expenditures	(157)	(101)	(252)
Proceeds from sale of ownership interest in nonconsolidated affiliates	-	671	-
Proceeds from sales of property	2	6	14
Changes in noncurrent receivable from related company	(24)	85	119
Purchases of investments	(53)	(30)	(19)
Proceeds from sales of investments	38	30	20
Cash provided by (used in) investing activities	(194)	661	(118)
Financing Activities
Dividends paid to stockholder	(600)	(660)	-
Payments on long-term debt	-	(249)	-
Cash used in financing activities	(600)	(909)	-
Summary
Increase (Decrease) in cash and cash equivalents	-	(2)	2
Cash and cash equivalents at beginning of year	22	24	22
Cash and cash equivalents at end of year	$22	$22	$24
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

(In millions) For the years ended December 31	2010	2009	2008
Common stock
Balance at beginning and end of year	-	-	-
Additional paid-in capital
Balance at beginning of year	$312	$312	$121
Capital contribution	-	-	191
Balance at end of year	312	312	312
Retained earnings
Balance at beginning of year	6,131	6,094	5,767
Dividends Declared	(600)	(660)	-
Net income	459	696	327
Other	-	1	-
Balance at end of year	5,990	6,131	6,094
Accumulated other comprehensive loss, net of tax
Cumulative translation adjustments at beginning of year	(61)	(61)	(69)
Translation adjustments	6	-	8
Balance at end of year	(55)	(61)	(61)
Pension and Other Postretirement Benefit Plans at beginning of year	(950)	(783)	(164)
Net prior service credit	3	3	7
Net loss	(24)	(170)	(626)
Pension and Other Postretirement Benefit Plans at end of year	(971)	(950)	(783)
Accumulated investment gain at beginning of year	1	1	-
Net investment results	(1)	-	1
Balance at end of year	-	1	1
Accumulated derivative loss at beginning of year	-	(1)	-
Net hedging results	-	1	(1)
Balance at end of year	-	-	(1)
Total accumulated other comprehensive loss	(1,026)	(1,010)	(844)
Union Carbide Corporation's Stockholder's Equity	5,276	5,433	5,562
Noncontrolling Interests	2	1	2
Total Equity	$5,278	$5,434	$5,564
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31	2010	2009	2008
Net Income Attributable to Union Carbide Corporation	$459	$696	$327
Other Comprehensive Income (Loss), Net of Tax (tax amounts shown below for 2010, 2009, 2008)
Cumulative translation adjustments	6	-	8
Cumulative unrealized gains (loss) on investments	(1)	-	1
Defined benefit pension plans:
Prior service cost arising during period (net of tax of $-, $-, $2)	-	-	4
Net loss arising during period (net of tax of $(31), $(87), $(331))	(61)	(172)	(627)
Less: Amortization of prior service cost included in net periodic pension costs (net of tax of $2, $2, $2)	3	3	3
Less: Amortization of net loss included in net periodic pension costs (net of tax of $22, $-, $1)	37	2	1
Net gain (loss) on cash flow hedging derivative instruments	-	1	(1)
Total other comprehensive loss	(16)	(166)	(611)
Comprehensive Income (Loss)	$443	$530	$(284)
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries Notes to the Consolidated Financial Statements

NOTE A     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
Except as otherwise indicated by the context, the terms “Corporation” and “UCC” as used herein mean Union Carbide Corporation and its consolidated subsidiaries. The accompanying consolidated financial statements of the Corporation were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Corporation exercises control and, when applicable, entities for which the Corporation has a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation. Investments in nonconsolidated affiliates (20–50 percent owned companies, joint ventures and partnerships) are accounted for using the equity method.

The Corporation is a wholly owned subsidiary of The Dow Chemical Company (“Dow”). In accordance with the accounting requirements for wholly owned subsidiaries, the presentation of earnings per share is not required and therefore is not provided.

Dow conducts its worldwide operations through global businesses, and the Corporation’s business activities comprise components of Dow’s global operations rather than stand-alone operations. The Corporation sells substantially all of its products to Dow at market-based prices, in accordance with Dow’s long-standing intercompany pricing policy, in order to simplify the customer interface process. Because there are no separable reportable business segments for UCC and no detailed business information is provided to a chief operating decision maker regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment.

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

Impairment and Disposal of Long-Lived Assets
The Corporation evaluates long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When undiscounted future cash flows are not expected to be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value based on bids received from third parties or a discounted cash flow analysis based on market participant assumptions.

Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of and are reported at the lower of carrying amount or fair value, and depreciation is recognized over the remaining useful life of the assets.

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

Investments in Related Companies
Investments in related companies consist of the Corporation’s ownership interests in Dow subsidiaries located in North America, Europe and Latin America, which are accounted for using the cost method.

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

Revenue
Substantially all of the Corporation’s revenues are generated by sales to Dow. Approximately 99 percent of the Corporation’s sales are related to sales of product; the remaining 1 percent is related to the licensing of patents and technology.

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

On January 1, 2010, the Corporation adopted ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements and clarifies existing disclosure requirements related to the level of disaggregation and input and valuation techniques. The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial statements or the related disclosures included in Note J.

Accounting Guidance Issued But Not Adopted as of December 31, 2010
In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force,” which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This ASU is effective for fiscal years beginning on or after June 15, 2010. The adoption of the guidance on January 1, 2011 is not expected to have a material impact on the Corporation’s consolidated financial statements.

NOTE C     RESTRUCTURING

2009 Restructuring
On June 30, 2009, the Board of Directors of UCC approved a restructuring plan to improve the cost effectiveness of the Corporation’s global operations. As a result, the Corporation recorded restructuring charges of $162 million in the second quarter of 2009, which included the shutdown of certain facilities that produced ethylene as well as ethylene oxide/ethylene glycol in Hahnville, Louisiana ($38 million) and certain related capital project write-offs ($7 million). In addition, due to the expected loss arising from the United States Federal Trade Commission (“FTC”) required divestiture of certain specialty latex assets resulting from Dow’s acquisition of Rohm and Haas Company on April 1, 2009, the Corporation recognized an impairment charge in the second quarter of 2009 ($114 million). Also, included in the second quarter restructuring charge was severance of approximately $3 million for 41 people related to the plant shutdowns and corporate workforce reductions. These charges are shown as “Restructuring charges” in the consolidated statements of income. During 2009, severance of $2 million was paid, leaving a liability at December 31, 2009 of $1 million for approximately 16 employees.

In the first quarter of 2010, the Corporation recorded an additional $5 million charge to adjust the impairment of long-lived assets related to the FTC required divestiture of the specialty latex assets completed in the first quarter of 2010 (see Note D for additional information on this divestiture), and paid $1 million in severance, bringing the 2009 restructuring plan to a close. The impact of the impairment charge is shown as “Restructuring charges” in the consolidated statements of income.

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

2009 Adjustments to 2008 and 2007 Restructuring Plans
During the first quarter of 2009, the Corporation identified an additional 50 employees to be separated under the 2008 restructuring plan, resulting in the recognition of an additional $4 million of severance cost. In the fourth quarter of 2009, the Corporation reduced the reserve related to the 2007 restructuring plan by $5 million related to severance costs, as redeployment opportunities for affected employees were identified.

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

During 2010, severance of $2 million was paid, and the shutdowns and optimization activities related to the 2008 restructuring plan were substantially complete. As a result the Corporation reduced the severance reserve related to the 2008 restructuring plan by $3 million. The impact of this adjustment is shown as “Restructuring charges” in the consolidated statements of income. The remaining liabilities primarily related to pension benefits to be paid over time.

The following table summarizes the activities related to the Corporation’s 2008 restructuring reserve:

2008 Restructuring Activities In millions	Impairment of Long-Lived Assets	Costs associated with Exit or Disposal Activities	Severance Costs	Total
Restructuring charges recognized in the fourth quarter of 2008	$57	$24	$24	$105
Charges against the reserve	(57)	-	-	(57)
Reserve balance at December 31, 2008	-	$24	$24	$48
Adjustment to the reserve	-	-	4	4
Cash payments	-	-	(23)	(23)
Reserve balance at December 31, 2009	-	$24	$5	$29
Adjustment to the reserve	-	-	(3)	(3)
Cash payments	-	-	(2)	(2)
Reserve balance at December 31, 2010	-	$24	-	$24

NOTE D     DIVESTITURES

On July 31, 2009, Dow entered into a definitive agreement that included the sale of certain specialty latex assets of the Corporation located in the United States, Canada, Puerto Rico and Mexico, as required by the FTC for the approval of Dow’s acquisition of the Rohm and Haas Company. An impairment charge of $114 million for these assets was recognized in the second quarter of 2009 restructuring charge. The divestiture of these assets was completed on January 25, 2010, and the Corporation recognized a loss of approximately $5 million related to additional impairments of these assets, which is shown as “Restructuring charges” in the consolidated statements of income. See Note C for information on this restructuring charge.

On September 30, 2009, the Corporation completed the sale of its ownership interest in the OPTIMAL Group of Companies (“OPTIMAL”), nonconsolidated affiliates, to Petroliam Nasional Berhad for net proceeds of $660 million. This sale resulted in a pretax gain of $339 million included in “Sundry income (expense) – net.”

NOTE E     INVENTORIES

The following table provides a breakdown of inventories:

Inventories at December 31 In millions	2010	2009
Finished goods	$60	$70
Work in process	9	10
Raw materials	41	49
Supplies	84	78
Total inventories	$194	$207

The reserves reducing inventories from a FIFO basis to a LIFO basis amounted to $144 million at December 31, 2010 and $126 million at December 31, 2009. Inventories that were valued on a LIFO basis, principally U.S. chemicals and plastics product inventories represented 44 percent of the total inventories at December 31, 2010 and 54 percent of the total inventories at December 31, 2009.

A reduction of certain inventories resulted in the liquidation of some of the Corporation’s LIFO inventory layers, increasing pretax income $5 million in 2010. The impact on pretax income was immaterial in 2009 and 2008.

NOTE F     PROPERTY

Property at December 31	Estimated
In millions	Useful Lives (Years)	2010	2009
Land	-	$49	$50
Land and waterway improvements	15-25	202	226
Buildings	5-50	418	481
Machinery and equipment	3-20	5,797	6,174
Utility and supply lines	5-20	141	135
Other property	3-30	365	381
Construction in progress	-	108	86
Total property		$7,080	$7,533

In millions	2010	2009	2008
Depreciation expense	$248	$272	$271
Manufacturing maintenance and repair costs	$244	$218	$211
Capitalized interest	$5	$4	$15

NOTE G     NONCONSOLIDATED AFFILIATES

The Corporation’s investments in related companies accounted for by the equity method (“nonconsolidated affiliates”) were $131 million at December 31, 2010 and $116 million at December 31, 2009. Dividends received from nonconsolidated affiliates were $41 million in 2010, $36 million in 2009 and $132 million in 2008. Undistributed earnings of nonconsolidated affiliates included in retained earnings were $30 million at December 31, 2010 and $26 million at December 31, 2009.

Through a series of noncash transactions late in the fourth quarter 2007, the Corporation contributed its share of EQUATE Petrochemical Company K.S.C. (“EQUATE”) for an increased share in Dow International Holdings Company (“DIHC”). As a result, the Corporation has an ownership interest in DIHC, which is accounted for using the cost method. In accordance with the terms of the contribution agreement, Dow made a capital contribution to UCC in the amount of $191 million in the first quarter of 2008. The Corporation had a 19.13 percent ownership interest in DIHC at December 31, 2010 and 2009. See Note P for additional information.

All of the nonconsolidated affiliates in which the Corporation has investments are privately held companies; therefore, quoted market prices are not available.

Principal Nonconsolidated Affiliates
The Corporation’s principal nonconsolidated affiliates and the Corporation’s ownership interest for each at December 31, 2010, 2009 and 2008 are shown below:

Principal Nonconsolidated Affiliates at December 31	Ownership Interest
	2010	2009	2008
Nippon Unicar Company Limited	50%	50%	50%
The OPTIMAL Group of Companies: (1)
OPTIMAL Chemicals (Malaysia) Sdn. Bhd.	-	-	50%
OPTIMAL Glycols (Malaysia) Sdn. Bhd.	-	-	50%
OPTIMAL Olefins (Malaysia) Sdn. Bhd.	-	-	23.75%
Univation Technologies, LLC	50%	50%	50%
(1)	On September 30, 2009, the Corporation completed the sale of its ownership interest in
OPTIMAL. See Note D.

The Corporation’s investment in the principal nonconsolidated affiliates was $125 million at December 31, 2010 and $108 million at December 31, 2009, and its equity in earnings was $50 million in 2010, $45 million in 2009 and $167 million in 2008. The summarized financial information presented below represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

Summarized Balance Sheet Information at December 31
In millions	2010	2009
Current assets	$361	$292
Noncurrent assets	157	136
Total assets	$518	$428
Current liabilities	$131	$149
Noncurrent liabilities	84	72
Total liabilities	$215	$221

Summarized Income Statement Information
In millions	2010	2009(1)	2008(1)
Sales	$655	$1,239	$2,410
Gross profit	$180	$181	$798
Net income	$122	$83	$515
(1) The summarized income statement information includes the results for OPTIMAL for 2008 and the first nine months of 2009.

NOTE H     GOODWILL AND OTHER INTANGIBLE ASSETS

During the fourth quarter of 2008, the Corporation performed its annual impairment tests for goodwill. As a result of this review, it was determined that the goodwill associated with polypropylene assets was impaired. Management’s impairment review determined that discounted cash flows did not support the carrying value of the goodwill due to a demand decline in North America and Western Europe, significant new industry capacity that came on stream in 2008 and additional industry capacity that was scheduled to come on stream in 2009. As a result, the Corporation recognized an impairment loss of $26 million in the fourth quarter of 2008, which reduced the Corporation’s goodwill balance to zero at December 31, 2008.

The following table provides information regarding the Corporation’s other intangible assets:

Other Intangible Assets at December 31
		2010			2009
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	-	$33	$(33)	-
Patents	2	(2)	-	2	(1)	$1
Software	112	(105)	$7	115	(106)	9
Total other intangible assets	$147	$(140)	$7	$150	$(140)	$10

The following table provides information regarding amortization expense:

Amortization Expense In millions	2010	2009	2008
Software, included in “Cost of sales”	$4	$5	$7

Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years In millions
2011	$4
2012	$2
2013	$1
2014	-
2015	-

NOTE I     FINANCIAL INSTRUMENTS

Investments
The Corporation’s investments in marketable securities are classified as available-for-sale.

Investing Results
In millions	2010	2009	2008
Proceeds from sales of available-for-sale securities	$25	$10	$13

Portfolio managers regularly review all of the Corporation’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. At December 31, 2010 and December 31, 2009 there were no impairment indicators or circumstances that would result in a material adjustment of these investments.

The Corporation’s investments in debt securities had contractual maturities of less than 10 years at December 31, 2010.

Fair Value of Financial Instruments:
	At December 31, 2010				At December 31, 2009
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities (1):
Debt securities	$5	-	-	$5	$16	$1	-	$17
Equity securities	-	-	-	-	1	-	-	1
Total marketable securities	$5	-	-	$5	$17	$1	-	$18
Long-term debt	$(571)	-	$(23)	$(594)	$(571)	$73	-	$(498)
(1)	Included in “Other investments” in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

The Corporation enters into foreign exchange forward contracts to hedge various currency exposures, primarily related to assets and liabilities denominated in foreign currencies. The primary business objective of the activity is to optimize the U.S. dollar value of the Corporation’s assets and liabilities. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. The Corporation had forward contracts to buy, sell or exchange foreign currencies that expired in the fourth quarter of 2010 and were immaterial. The Corporation did not designate any derivatives as hedges at December 31, 2010.

During 2010, 2009 and 2008, nonconsolidated affiliates of the Corporation had hedging activities that were accounted for as cash flow hedges in accordance with the accounting guidance for derivatives and hedging. The Corporation’s proportionate share of the hedging results recorded in accumulated other comprehensive income by the nonconsolidated affiliates is reported as net hedging results in the Corporation’s consolidated statements of equity.

NOTE J     FAIR VALUE MEASUREMENTS

The following table summarizes the basis used to measure certain assets at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Recurring Basis at December 31	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)
In millions	2010	2009
Assets at fair value:
Debt securities (1)	$5	$17
(1)	Included in “Other investments” in the consolidated balance sheets.

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

There were no significant transfers between Levels 1 and 2 during the year ended December 31, 2010.

The following table summarizes the basis used to measure certain assets at fair value on a nonrecurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Nonrecurring Basis in 2009 In millions	Significant Other Unobservable Inputs (Level 3)	Total Losses 2009
Assets at fair value:
Long-lived assets	-	$(159)

As part of the restructuring plan that was approved on June 30, 2009, the Corporation shut down certain manufacturing facilities and divested certain specialty latex assets resulting from Dow’s acquisition of Rohm and Haas Company as required by the FTC. As a result, long-lived assets with a carrying value of $159 million were written down to estimated fair value, less cost to sell, resulting in an impairment charge of $159 million, which was included in the second quarter of 2009 restructuring charge. The long-lived assets were valued based on bids received from third parties and using discounted cash flow analysis based on assumptions that market participants would use. Key inputs included anticipated revenues; associated manufacturing costs; capital expenditures; and discount, growth and tax rates. The divestiture was completed on January 25, 2010 and the impact to the consolidated financial statements was a loss of approximately $5 million related to additional impairments of these assets, which is shown as “Restructuring charges” in the consolidated statements of income (see Notes C and D).

NOTE K   SUPPLEMENTARY INFORMATION

Sundry Income (Expense) – Net
In millions	2010	2009	2008
Net gain on sales of property	$2	$3	$14
Net gain on sale of ownership interest in OPTIMAL	-	339	-
Foreign exchange gain	1	1	-
Net commissions expense - related company	(31)	(32)	(33)
Dividend income - related companies	40	193	297
Other – net	(22)	(25)	(35)
Total Sundry income (expense) - net	$(10)	$479	$243

Other Supplementary Information
In millions	2010	2009	2008
Cash payments for interest	$45	$53	$59
Cash payments for income taxes	$264	$373	$40
Provision for doubtful receivables (1)	$1	-	-
(1) Included in “Selling, general and administrative expenses” in the consolidated statements of income.

NOTE L    COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At December 31, 2010, the Corporation had accrued obligations of $95 million for probable environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material adverse impact on the Corporation’s results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material adverse impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2009, the Corporation had accrued obligations of $84 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites.

The following table summarizes the activity in the Corporation’s accrued obligations for environmental matters for the years ended December 31, 2010 and 2009:

Accrued Liability for Environmental Matters
In millions	2010	2009
Balance at January 1	$84	$67
Additional accruals	45	49
Charges against reserve	(34)	(32)
Balance at December 31	$95	$84

The amounts charged to income on a pretax basis related to environmental remediation totaled $45 million in 2010, $49 million in 2009 and $29 million in 2008. Capital expenditures for environmental protection were $3 million in 2010, $2 million in 2009 and $17 million in 2008.

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

Influenced by the bankruptcy filings of numerous defendants in asbestos-related litigation and the prospects of various forms of state and national legislative reform, the rate at which plaintiffs filed asbestos-related suits against various companies, including UCC and Amchem, increased in 2001, 2002 and the first half of 2003. Since then, the rate of filing has significantly abated. The Corporation expects more asbestos-related suits to be filed against UCC and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

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

In December 2008, based on ARPC’s December 2008 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $952 million, which covered the 15-year period ending 2023, excluding future defense and processing costs. The reduction was $54 million and is shown as “Asbestos-related credits” in the consolidated statements of income. At December 31, 2008, the asbestos-related liability for pending and future claims was $934 million.

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

In November 2010, the Corporation requested ARPC to review the Corporation’s historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2008 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2010. The resulting study, completed by ARPC in December 2010, stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2025 was estimated to be between $744 million and $835 million. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2010 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

In December 2010, based on ARPC’s December 2010 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $744 million, which covered the 15-year period ending 2025, excluding future defense and processing costs. The reduction was $54 million and is shown as “Asbestos-related credits” in the consolidated statements of income. At December, 31, 2010, the asbestos-related liability for pending and future claims was $728 million.

At December 31, 2010, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims. At December 31, 2009, approximately 23 percent of the recorded liability related to pending claims and approximately 77 percent related to future claims.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, the Corporation has reached settlements with several of the carriers involved in the Insurance Litigation, including settlements reached with two significant carriers in the fourth quarter of 2009. The Insurance Litigation is ongoing.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $50 million at December 31, 2010 and $84 million at December 31, 2009. At December 31, 2010 and December 31, 2009, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs at December 31 In millions	2010	2009
Receivables for defense costs – carriers with settlement agreements	$12	$91
Receivables for resolution costs – carriers with settlement agreements	236	357
Receivables for insurance recoveries – carriers without settlement agreements	50	84
Total	$298	$532

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $73 million in 2010, $58 million in 2009 and $53 million in 2008, and was reflected in “Cost of sales.”

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

The amounts recorded by the Corporation for the asbestos-related liability and related insurance receivable described above were based upon current, known facts. However, future events, such as the number of new claims to be filed and/or received each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries for the Corporation to be higher or lower than those projected or those recorded.

Because of the uncertainties described above, the Corporation’s management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing UCC and Amchem. The Corporation’s management believes that it is reasonably possible that the cost of disposing of the Corporation’s asbestos-related claims, including future defense costs, could have a material adverse impact on the Corporation’s results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

Purchase Commitments
At December 31, 2010, the Corporation had various outstanding commitments for take-or-pay agreements, with terms extending from one to fifteen years. Such commitments were not in excess of current market prices. The fixed and determinable portion of obligations under purchase commitments at December 31, 2010 is presented in the following table:

Fixed and Determinable Portion of Take-or-Pay Obligations at December 31, 2010 In millions
2011	$5
2012	6
2013	6
2014	6
2015	6
2016 and beyond	15
Total	$44

Guarantees
During the third quarter of 2009, the nonperformance guarantees undertaken by the Corporation for its nonconsolidated affiliate, Nippon Unicar Company Limited, expired. In addition, during the third quarter of 2009, the Corporation sold its ownership interest in OPTIMAL, thereby eliminating all outstanding nonperformance guarantees (see Note D). The Corporation had no outstanding guarantee obligations at December 31, 2010 or 2009.

Conditional Asset Retirement Obligations
The Corporation has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $9 million at December 31, 2010 and 2009. The discount rate used to calculate the Corporation’s asset retirement obligations at December 31, 2010 was 1.78 percent (2.45 percent at December 31, 2009). These obligations are included in the consolidated balance sheets as “Accrued and other current liabilities.”

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

NOTE M    NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable at December 31 In millions	2010	2009
Notes payable – related companies	$3	$3
Year-end average interest rates	1.35%	0.05%

Long-Term Debt at December 31	2010		2009
	Average		Average
In millions	Rate	2010	Rate	2009
Promissory notes and debentures:
Debentures due 2023	7.875%	$175	7.875%	$175
Debentures due 2025	6.79%	12	6.79%	12
Debentures due 2025	7.50%	150	7.50%	150
Debentures due 2096	7.75%	200	7.75%	200
Other facilities:
Pollution control/industrial revenue bonds, maturity 2012	5.09%	37	5.09%	37
Unamortized debt discount	-	(3)	-	(3)
Total long-term debt	-	$571	-	$571

Annual Installments on Long-Term Debt for the Next Five Years In millions
2011	-
2012	$37
2013	-
2014	-
2015	-

The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at December 31, 2010.

NOTE N     PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

The Corporation’s funding policy is to contribute to the plan when pension laws or economics either require or encourage funding. In 2010, UCC did not make any contributions to its qualified pension plan. UCC does not expect to contribute assets to its qualified pension plan in 2011.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

Pension Plan Assumptions	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2010	2009	2010	2009
Discount rate	5.35%	5.85%	5.85%	6.85%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%	4.50%
Long-term rate of return on assets	-	-	7.40%	8.00%

The Corporation determines the expected long-term rate of return on plan assets by performing a detailed analysis of key economic and market factors driving historical returns for each asset class and formulating a projected return based on factors in the current environment. Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads, and other valuation measures and market metrics. The expected long-term rate of return for each asset class is then weighted based on the strategic asset allocation approved by the governing body for each plan. The Corporation’s historical experience with the pension fund asset performance is also considered. A similar process is followed in determining the expected long-term rate of return for assets held in the Corporation’s other postretirement benefit plan trusts. The discount rates utilized to measure the pension and other postretirement obligations of the U.S. qualified plans are based on the yield on high-quality fixed income investments at the measurement date. Future expected actuarially determined cash flows of the plans are matched against the Towers Watson RATE:Link yield curve (based on 60th to 90th percentile bond yields) to arrive at a single discount rate by plan.

The accumulated benefit obligation for all defined benefit pension plans was $3.8 billion at December 31, 2010 and $3.7 billion at December 31, 2009.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at December 31
In millions	2010	2009
Projected benefit obligation	$3,867	$3,691
Accumulated benefit obligation	$3,828	$3,656
Fair value of plan assets	$3,357	$3,240

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

The Corporation funds most of the cost of these health care and life insurance benefits as incurred. In 2010, UCC did not make any contributions to its other postretirement benefit plan trust. Likewise, UCC does not expect to contribute assets to its other postretirement benefit plan trust in 2011.

The weighted-average assumptions used to determine other postretirement benefit obligations and net periodic benefit costs for the plan are provided in the following table:

Plan Assumptions for Other Postretirement Benefits	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2010	2009	2010	2009
Discount rate	5.10%	5.60%	5.60%	6.95%
Initial health care cost trend rate	8.72%	9.17%	9.17%	9.79%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	6.00%
Year ultimate trend rate to be reached	2019	2019	2019	2018

Increasing the assumed medical cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2010 by $5 million and the net periodic postretirement benefit cost for the year by an immaterial amount. Decreasing the assumed medical cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2010 by $6 million and the net periodic postretirement benefit cost for the year by an immaterial amount.

Net Periodic Benefit Cost (Credit) for all Significant Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2010	2009	2008	2010	2009	2008
Service cost	$16	$15	$18	$2	$2	$2
Interest cost	209	223	225	23	31	30
Expected return on plan assets	(264)	(299)	(310)	-	-	-
Amortization of prior service cost (credit)	7	7	7	(2)	(2)	(2)
Amortization of net loss	59	3	2	-	-	-
Termination/curtailment cost (1)	-	-	16	-	-	8
Net periodic benefit cost (credit)	$27	$(51)	$(42)	$23	$31	$38
(1)	See Note C for information regarding curtailment costs recorded in 2008.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for all Significant Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2010	2009	2008	2010	2009	2008
Net (gain) loss	$100	$276	$978	$(7)	$(20)	$(20)
Prior service cost	-	-	(6)	-	-	-
Amortization of prior service (cost) credit	(7)	(7)	(7)	2	2	2
Amortization of net loss	(59)	(3)	(2)	-	-	-
Total recognized in other comprehensive (income) loss	$34	$266	$963	$(5)	$(18)	$(18)
Total recognized in net periodic benefit cost and other comprehensive loss	$61	$215	$921	$18	$13	$20

Change in Projected Benefit Obligations, Plan Assets and Funded Status of all Significant Plans
	Defined Benefit Pension Plans		Other Postretirement Benefits
In millions	2010	2009	2010	2009
Change in projected benefit obligation:
Benefit obligation at beginning of year	$3,691	$3,419	$444	$469
Service cost	16	15	2	2
Interest cost	209	223	23	30
Actuarial changes in assumptions and experience	236	339	(7)	(20)
Benefits paid	(271)	(294)	(39)	(37)
Other	(14)	(11)	-	-
Benefit obligation at end of year	$3,867	$3,691	$423	$444

Change in plan assets:
Fair value of plan assets at beginning of year	$3,240	$3,181	-	-
Actual return on plan assets	398	359	-	-
Employer contributions	2	2	-	-
Asset transfer	(12)	(8)	-	-
Benefits paid	(271)	(294)	-	-
Fair value of plan assets at end of year	$3,357	$3,240	-	-

Funded status at end of year	$(510)	$(451)	$(423)	$(444)

Net amounts recognized in the consolidated balance sheets at December 31:
Current liabilities	$(2)	$(2)	$(45)	$(46)
Noncurrent liabilities	(508)	(449)	(378)	(398)
Net amounts recognized in the consolidated balance sheets	$(510)	$(451)	$(423)	$(444)
Pretax amounts recognized in AOCI at December 31:
Net loss (gain)	$1,457	$1,416	$(17)	$(10)
Prior service cost (credit)	47	54	(6)	(8)
Pretax balance in AOCI at end of year	$1,504	$1,470	$(23)	$(18)

In 2011, an estimated net loss of $89 million and prior service cost of $7 million for the defined benefit pension plans will be amortized from AOCI to net periodic benefit cost. In 2011, an estimated prior service credit of $2 million for the other postretirement benefit plan will be amortized from AOCI to net periodic benefit cost.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2010
In millions	Defined Benefit Pension Plans	Other Postretirement Benefits
2011	$281	$46
2012	278	44
2013	275	41
2014	272	38
2015	270	35
2016 through 2020	1,334	156
Total	$2,710	$360

Plan Assets
Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers, and may include alternative investments such as real estate, private equity and other absolute return strategies. At December 31, 2010, plan assets totaled $3.4 billion ($3.2 billion at December 31, 2009) and included no Dow common stock.

Investment Strategy and Risk Management for Plan Assets
The Corporation’s investment strategy for the plan assets is to manage the assets in order to pay retirement benefits to plan participants while minimizing cash contributions from the Corporation over the life of the plans. This is accomplished by diversifying investments across various asset classes and earning an acceptable long-term rate of return consistent with an acceptable amount of risk, while considering the liquidity needs of the plan.

The plan is permitted to use derivative instruments for investment purposes, as well as for hedging the underlying asset and liability exposure and rebalancing the asset allocation. The plan uses value at risk, stress testing, scenario analysis and Monte Carlo simulation to monitor and manage both asset risk in the portfolios and surplus risk.

Equity securities include investments in large and small cap companies located in both developed and emerging markets around the world. Fixed income securities are primarily U.S. dollar based and include investment grade corporate bonds of companies diversified across industries, and U.S. treasuries. Alternative investments primarily include investments in real estate, private equity limited partnerships and absolute return strategies. Other significant investment types include various insurance contracts; and interest rate, equity and foreign derivative investments and hedges.

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

The JP Morgan Federal Agency money market fund is utilized as the sweep vehicle for the U.S. plan, which from time to time can represent a significant investment. For one U.S. plan, approximately half of the liability is covered by a participating group annuity issued by Prudential Insurance Company.

The following tables summarize the bases used to measure the Company’s pension plan assets at fair value for the years ended December 31, 2010 and 2009:

Basis of Fair Value Measurements at December 31, 2010 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$1	$314	-	$315
Equity securities:
U.S. equity	$194	$4	-	$198
Non-U.S. equity – developed countries	199	81	-	280
Emerging markets	147	146	-	293
Equity derivatives	2	7	-	9
Total equity securities	$542	$238	-	$780
Fixed income securities:
U.S. government and municipalities	-	$524	-	$524
U.S. agency mortgage backed securities	-	108	-	108
Corporates – investment grade	-	658	-	658
Non-U.S. governments – developed countries	-	13	-	13
Non-U.S. corporates – developed countries	-	157	-	157
Emerging markets debt	-	3	-	3
Other asset-backed securities	-	12	-	12
Convertible bonds	$13	120	-	133
Other fixed income funds	-	-	$5	5
High yield bonds	4	24	-	28
Fixed income derivatives	-	1	-	1
Total fixed income securities	$17	$1,620	$5	$1,642
Alternative investments:
Real estate	-	$8	$146	$154
Private equity	-	-	278	278
Absolute return	-	112	53	165
Total alternative investments	-	$120	$477	$597
Other securities:
Foreign exchange derivatives	-	$1	-	$1
Insurance contracts	-	-	$22	22
Total other securities	-	$1	$22	$23
Total assets at fair value	$560	$2,293	$504	$3,357

Basis of Fair Value Measurements at December 31, 2009 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$11	$331	-	$342
Equity securities:
U.S. equity	$160	$2	-	$162
Non-U.S. equity – developed countries	153	99	-	252
Emerging markets	144	148	-	292
Equity derivatives	-	9	-	9
Total equity securities	$457	$258	-	$715
Fixed income securities:
U.S. government and municipalities	-	$576	-	$576
U.S. agency mortgage backed securities	-	82	-	82
Corporates – investment grade	-	720	-	720
Non-U.S. governments – developed countries	-	24	-	24
Non-U.S. corporates – developed countries	-	113	-	113
Emerging markets debt	-	3	-	3
Other asset-backed securities	-	39	-	39
Convertible bonds	$19	134	-	153
High yield bonds	-	5	$10	15
Total fixed income securities	$19	$1,696	$10	$1,725
Alternative investments:
Real estate	-	$9	$98	$107
Private equity	-	-	231	231
Absolute return	-	100	-	100
Total alternative investments	-	$109	$329	$438
Other securities:
Foreign exchange derivatives	-	$(1)	-	$(1)
Insurance contracts	-	-	$21	21
Total other securities	-	$(1)	$21	$20
Total assets at fair value	$487	$2,393	$360	$3,240

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

For assets classified as Level 2, the fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from well-established and recognized vendors of market data and placed through tolerance/quality checks. For derivative assets and liabilities, the fair value is calculated using standard industry models that are used to calculate the fair value of the various financial instruments based on significant observable market inputs such as foreign exchange rates, commodity prices, swap rates, interest rates, and implied volatilities obtained from various market sources.

For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

For assets classified as Level 3, the fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity for the investment. Investment managers or fund managers provide valuations of the investment on a monthly or quarterly basis. These valuations are reviewed for reasonableness based on applicable sector, benchmark and company performance. Adjustments to valuations are made where appropriate. When available, audited financial statements for the investments are obtained and reviewed as support for the manager’s investment valuation.

The following tables summarize the changes in fair value of Level 3 pension plan assets for the years ended December 31, 2010 and 2009:

Fair Value Measurement of Level 3 Pension Plan Assets In millions	Equity Securities	Fixed Income Securities	Alternative Investments	Other Securities	Total
Balance at January 1, 2009	$1	$7	$353	$20	$381
Actual return on plan assets:
Relating to assets held at Dec. 31, 2009	4	3	(18)	-	(11)
Relating to assets sold during 2009	(4)	-	(18)	-	(22)
Purchases, sales and settlements	(1)	-	12	1	12
Balance at December 31, 2009	-	$10	$329	$21	$360
Actual return on plan assets:
Relating to assets held at Dec. 31, 2010	-	-	45	-	45
Relating to assets sold during 2010	-	-	6	-	6
Purchases, sales and settlements	-	(5)	97	1	93
Balance at December 31, 2010	-	$5	$477	$22	$504

NOTE O     LEASED PROPERTY

The Corporation has operating leases primarily for facilities and distribution equipment. The future minimum rental payments under operating leases with remaining noncancelable terms in excess of one year are as follows:

Minimum Operating Lease Commitments at December 31, 2010 In millions
2011	$4
2012	3
2013	2
2014	1
2015	-
2016 and thereafter	-
Total	$10

Rental expenses under operating leases were $26 million in 2010, $23 million in 2009 and $30 million in 2008.

NOTE P     RELATED PARTY TRANSACTIONS

The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s long-standing intercompany pricing policies. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) – net” in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $2.5 billion in 2010, $1.9 billion in 2009 and $3.9 billion in 2008.

The Corporation has a master services agreement with Dow whereby Dow provides services, including, but not limited to, accounting; legal; treasury (investments, cash management, risk management and insurance); procurement; human resources; environmental, health and safety; and business management for UCC. Under the master services agreement with Dow, for general administrative and overhead type services that Dow routinely allocates to various businesses, UCC is charged the cost of those services based on the Corporation’s and Dow’s relative manufacturing conversion costs. This arrangement resulted in an average quarterly charge of approximately $5 million in 2010, $5 million in 2009 and $6 million in 2008, which is included in “Sundry income (expense) – net.”

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

The monitoring and execution of risk management policies related to interest rate and foreign currency risks, which are based on Dow’s risk management philosophy, are also provided as a service to UCC.

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At December 31, 2010, the Corporation had a note receivable of $4.3 billion ($4.1 billion at December 31, 2009) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2011. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At December 31, 2010, $881 million ($891 million at December 31, 2009) was available under the revolving credit agreement. The cash collateral was reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

During 2010, the Corporation declared and paid dividends totaling $600 million. In December 2009, the Corporation declared and paid a dividend of $660 million to Dow.

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

The Corporation received cash dividends from its investments in related companies of $40 million in 2010, including $20 million from GWN Holding, Inc. and $17 million from Modeland International Holdings Inc. The Corporation received cash dividends from its investments in related companies of $193 million in 2009, including $158 million from Dow International Holding Company (“DIHC”) and $32 million from Dow Technology Investments LLC. These dividends were included in “Sundry income (expense) – net.”

In December 2007, under the terms of a contribution agreement among UCC, Dow and DIHC, the Corporation contributed its 42.5 percent ownership interest in EQUATE to UC Investment B.V. (“UCIBV”), a newly formed Dutch limited liability company in which the Corporation was the sole shareholder. The Corporation then contributed its ownership interest in UCIBV to DIHC in exchange for an increased ownership interest in DIHC. The Corporation has the right to sell its shares in DIHC to Dow anytime during the period of January 1, 2009 through December 31, 2011 for an amount calculated using a formula in the agreement that intends to approximate fair value. In accordance with the terms of the contribution agreement, Dow made a capital contribution to UCC in the amount of $191 million in the first quarter of 2008. At December 31, 2010 and 2009, the Corporation had a 19.13 percent ownership interest in DIHC, which the Corporation accounts for using the cost method.

In accordance with the Amended and Restated Tax Sharing Agreement between the Corporation and Dow, the Corporation made payments of $168 million to Dow in 2010 to cover the Corporation’s estimated federal tax liability for 2010; payments were $289 million in 2009 and $33 million in 2008.

NOTE Q     INCOME TAXES

Operating loss carryforwards at December 31, 2010 amounted to $505 million compared with $511 million at the end of 2009. Such amounts included U.S. state and local operating loss carryforwards determined more likely than not to be utilized. At December 31, 2010, $236 million of the operating loss carryforwards were subject to expiration in the years 2011 through 2015. The remaining balances expire in years beyond 2015 or have an indefinite carryforward period. Tax credit carryforwards amounted to $39 million at December 31, 2010 and 2009, all of which expire in years beyond 2015.

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $103 million at December 31, 2010, $58 million at December 31, 2009 and $60 million at December 31, 2008. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

The Corporation had valuation allowances that were primarily related to the realization of recorded tax benefits on tax loss carryforwards from operations in the United States of $104 million at December 31, 2010 and $122 million at December 31, 2009.

The tax rate for 2010 was positively impacted by dividends received from investments in related companies accounted for using the cost method and the reversal of certain state tax liabilities (uncertain tax positions). These events resulted in an effective tax rate for 2010 that was lower than the U.S. statutory rate. UCC’s reported effective tax rate for 2010 was 25.8 percent.

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

The tax rate for 2008 was positively impacted by after-tax income from joint ventures and dividends received from investments in related companies accounted for using the cost method. The Corporation determined during 2008 that it was more likely than not that certain tax loss carryforwards in the United States would not be utilized due to lower forecasted earnings and deteriorating market conditions, offsetting the positive impacts and resulting in net increases to the Corporation’s valuation allowances of $46 million. These events resulted in an effective tax rate for 2008 that was lower than the U.S. statutory rate. UCC’s reported effective tax rate for 2008 was 26.5 percent.

Domestic and Foreign Components of Income Before Income Taxes
In millions	2010	2009	2008
Domestic	$611	$933	$447
Foreign	8	2	(2)
Total	$619	$935	$445

Reconciliation to U.S. Statutory Rate
In millions	2010	2009	2008
Taxes at U.S. statutory rate	$216	$327	$156
Equity earnings effect (1)	-	26	(70)
Foreign income taxed at rates other than 35% (1)	-	-	1
U.S. tax effect of foreign earnings and dividends (1)	-	-	14
U.S. business credits	-	-	(4)
Benefit of dividend income from investments in related companies	(14)	(67)	(58)
Unrecognized tax benefits	(28)	(5)	16
U.S. Federal Audit Settlement	-	(28)	-
Federal tax accrual adjustments (1)	-	(18)	-
State and local tax impact	(7)	7	56
Other – net	(7)	(3)	7
Total tax provision	$160	$239	$118
Effective tax rate	25.8%	25.6%	26.5%
(1)	The amount for the noted reconciliation item is immaterial for 2010 and has been included in the “Other - net” category.

Provision for Income Taxes
	2010			2009			2008
In millions	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$237	$(38)	$199	$293	$(68)	$225	$63	$62	$125
State and local	(42)	(2)	(44)	10	(2)	8	(13)	(2)	(15)
Foreign	5	-	5	5	1	6	9	(1)	8
Total	$200	$(40)	$160	$308	$(69)	$239	$59	$59	$118

Deferred Tax Balances at December 31	2010		2009
In millions	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property	-	$242	-	$285
Tax loss and credit carryforwards	$102	-	$160	-
Postretirement benefit obligations	716	368	712	380
Other accruals and reserves	549	4	526	-
Inventory	9	-	7	-
Long-term debt	-	1	-	1
Investments	-	1	-	1
Other – net	53	63	45	77
Subtotal	$1,429	$679	$1,450	$744
Valuation allowances	(104)	-	(122)	-
Total	$1,325	$679	$1,328	$744

Uncertain Tax Positions
 At December 31, 2010, the total amount of unrecognized tax benefits was $163 million ($208 million at December 31, 2009), of which $153 million ($190 million at December 31, 2009) would impact the effective tax rate, if recognized.

Interest and penalties associated with unrecognized tax benefits are recognized as components of the “Provision for income taxes” and were $6 million in 2010, $13 million in 2009 and $20 million in 2008. The Corporation’s accrual for interest and penalties was $1 million at December 31, 2010 and $18 million at December 31, 2009.

Total Gross Unrecognized Tax Benefits
In millions	2010	2009	2008
Balance at January 1	$208	$265	$269
Increases related to positions taken on items from prior years	-	6	15
Decreases related to positions taken on items from prior years	(18)	(5)	(8)
Increases related to positions taken in current year	5	-	11
Settlement of uncertain tax positions with tax authorities	(8)	(58)	(22)
Decreases due to expiration of statutes of limitations	(24)	-	-
Balance at December 31	$163	$208	$265

The Corporation is included in Dow’s consolidated federal income tax group and consolidated tax return. Current and deferred tax expenses are calculated for the Corporation as a stand-alone group and are allocated to the group from the consolidated totals. UCC is currently under examination in a number of tax jurisdictions, including the U.S. federal, various state and foreign jurisdictions. It is reasonably possible that these examinations may be resolved within twelve months. As a result, it is reasonably possible that the total gross unrecognized tax benefits of the Corporation at December 31, 2010, will be reduced by approximately $6 million to $7 million ($5 million at December 31, 2009). The impact on the Corporation’s results of operations is expected to be immaterial.

Tax years that remain subject to examination for the Corporation’s tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31
Jurisdiction	Earliest Open Year
	2010	2009
United States:
Federal income tax	2004	2004
State and local income tax	1996	1996

The reserve for non-income tax contingencies related to issues in the United States was $11 million at December 31, 2010 and $25 million at December 31, 2009. This is management’s best estimate of the potential liability for non-income tax contingencies. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of those accrued will have a material adverse impact on the Corporation’s consolidated financial statements.

NOTE R     BUSINESS AND GEOGRAPHIC AREAS

Dow conducts its worldwide operations through global businesses, and the Corporation’s business activities comprise components of Dow’s global businesses rather than stand-alone operations. The Corporation sells its products to Dow in order to simplify the customer interface process at market-based prices in accordance with Dow’s long-standing intercompany pricing policy. Because there are no separable reportable business segments for the Corporation and no detailed business information is provided to a chief operating decision maker regarding the Corporation's stand-alone operations, the Corporation’s results are reported as a single operating segment.

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location. Sales to external customers and long-lived assets by geographic area were as follows:

In millions	United States	Asia Pacific	Rest of World	Total
2010
Sales to external customers (1)	$122	$30	$16	$168
Long-lived assets	$1,425	$7	$8	$1,440
2009
Sales to external customers (1)	$98	$29	$38	$165
Long-lived assets	$1,534	$8	$5	$1,547
2008
Sales to external customers (1)	$94	$58	$67	$219
Long-lived assets	$1,872	$9	$5	$1,886
(1) Of the total sales to external customers, China represented approximately 2 percent in 2010, 5 percent in 2009 and 14 percent in 2008, and is included in Asia Pacific.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting and concluded that, as of December 31, 2010, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Management’s internal control report was not subject to attestation by the Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, pursuant to the rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report. Therefore, this annual report does not include an attestation report regarding internal control over financial reporting from Deloitte & Touche LLP.

/s/ PATRICK E. GOTTSCHALK	/s/ EUDIO GIL
Patrick E. Gottschalk President and Chief Executive Officer	Eudio Gil Vice President, Treasurer and Chief Financial Officer

/s/ RONALD C. EDMONDS
Ronald C. Edmonds, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

February 18, 2011

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

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Dow’s Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Dow and its subsidiaries (including the Corporation) by its independent auditor, subject to the de minimus exception for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act which are approved by Dow’s Audit Committee prior to the completion of the audit. The Corporation’s management and its Board of Directors subscribe to these policies and procedures. For the years ended December 31, 2010 and 2009, professional services were performed for the Corporation by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the “Deloitte Entities”).

Total fees paid to the Deloitte Entities were:

In thousands	2010	2009
Audit fees (1)	$1,660	$1,751
Audit-related fees (2)	250	239
Total	$1,910	$1,990
(1) The aggregate fees billed for the audit of the Corporation’s annual financial statements, the reviews of the financial statements in Quarterly Reports on Form 10-Q, statutory audits and other regulatory filings.

(2) Primarily for agreed-upon procedure engagements and audits of employee benefit plan financial statements.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents are filed as part of this report:

1.	The Corporation’s 2010 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules.
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

3.	See the Exhibit Index on pages 57-59 for exhibits filed with this Annual Report on Form 10-K (see below) and for exhibits incorporated by reference.

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

TRADEMARKS

The following trademarks of Union Carbide Corporation or its subsidiaries appear in this report:
CARBOWAX, CELLOSIZE, FLEXOMER, LP OXO, METEOR, NORDEL, POLYOX,  REDI-LINK, SI-LINK, SENTRY, TERGITOL, TRITON, TUFLIN, UCAR, UCARTHERM, UCON, UNIGARD, UNIPOL, UNIPURGE, UNIVAL

The following registered service mark of American Chemistry Council appears in this report:  Responsible Care

	Union Carbide Corporation	Schedule II
Valuation and Qualifying Accounts
In millions	For the Years Ended December 31

COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E
Description	Balance at Beginning of Year	Additions to Reserves	Deductions from Reserves		Balance at End of Year
2010
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$1	-	-		$1

2009
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$1	-	-		$1

2008
RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
For doubtful receivables	$2	-	$1	(1)	$1

	2010	2009	2008
(1) Deductions represent:
Notes and accounts receivable written off	-	-	$1

Union Carbide Corporation and Subsidiaries Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February 2011.

UNION CARBIDE CORPORATION
By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 18th day of February 2011 by the following persons in the capacities indicated:

/s/ PATRICK E. GOTTSCHALK	/s/ GLENN J. MORAN
Patrick E. Gottschalk, Director	Glenn J. Moran, Director
President and Chief Executive Officer

/s/ EUDIO GIL	/s/ RONALD C. EDMONDS
Eudio Gil, Director Vice President, Treasurer and Chief Financial Officer	Ronald C. Edmonds, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

Union Carbide Corporation and Subsidiaries

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Corporation is a wholly owned subsidiary of Dow and as such, does not send an annual report to security holders or proxy material with respect to any annual or other meeting of security holders, to Dow or any other security holders.

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

Union Carbide Corporation and Subsidiaries Exhibit Index

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

10.5.7 10.5.8
Seventh Amendment to the Amended and Restated Revolving Credit Agreement, effective as of September 30, 2009, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (see Exhibit 10.5.7 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

Eighth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of September 30, 2010, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (see Exhibit 10.5.8 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

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

10.7.2 10.7.3 10.7.4
Second Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of August 1, 2009, between the Corporation and The Dow Chemical Company (see Exhibit 10.7.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

Third Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of February 1, 2010, between the Corporation and The Dow Chemical Company (see Exhibit 10.7.3 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

Fourth Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of August 1, 2010, between the Corporation and The Dow Chemical Company (see Exhibit 10.7.4 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

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

Union Carbide Corporation and Subsidiaries Exhibit Index

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