Form 10-Q
period 2011-03-31
UNION CARBIDE CORP /NEW/
filed 2011-05-04
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2011

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

At March 31, 2011, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2011	2010
Net trade sales	$45	$48
Net sales to related companies	1,566	1,556
Total Net Sales	1,611	1,604
Cost of sales	1,429	1,563
Research and development expenses	10	11
Selling, general and administrative expenses	2	3
Restructuring charges	-	5
Equity in earnings of nonconsolidated affiliates	17	9
Sundry income (expense) - net	(30)	6
Interest income	11	18
Interest expense and amortization of debt discount	9	10
Income before Income Taxes	159	45
Provision (Credit) for income taxes	53	(17)
Net Income Attributable to Union Carbide Corporation	$106	$62

Depreciation	$62	$63
Capital Expenditures	$28	$18
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31,	Dec. 31,
In millions (Unaudited)	2011	2010
Assets
Current Assets
Cash and cash equivalents	$24	$22
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2011: $1; 2010: $1)	22	27
Related companies	432	403
Other	144	159
Notes receivable from related companies	4,267	4,335
Inventories	248	194
Other current assets and deferred income taxes	87	87
Total current assets	5,224	5,227
Investments
Investments in related companies	972	972
Investments in nonconsolidated affiliates	131	131
Other investments	8	10
Noncurrent receivables	46	46
Noncurrent receivables from related companies	125	125
Total investments	1,282	1,284
Property
Property	7,098	7,080
Less accumulated depreciation	5,697	5,640
Net property	1,401	1,440
Other Assets
Intangible assets (net of accumulated amortization 2011: $141; 2010: $140)	7	7
Deferred income tax assets - noncurrent	596	579
Asbestos-related insurance receivables - noncurrent	217	220
Deferred charges and other assets	54	67
Total other assets	874	873
Total Assets	$8,781	$8,824
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$3	$3
Long-term debt due within one year	37	-
Accounts payable:
Trade	211	267
Related companies	619	527
Other	26	30
Income taxes payable	209	140
Asbestos-related liabilities - current	78	78
Accrued and other current liabilities	171	185
Total current liabilities	1,354	1,230
Long-Term Debt	470	571
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	884	894
Asbestos-related liabilities - noncurrent	655	663
Other noncurrent obligations	194	188
Total other noncurrent liabilities	1,733	1,745
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	-	-
Additional paid-in capital	312	312
Retained earnings	5,921	5,990
Accumulated other comprehensive loss	(1,011)	(1,026)
Union Carbide Corporation's stockholder's equity	5,222	5,276
Noncontrolling interests	2	2
Total equity	5,224	5,278
Total Liabilities and Equity	$8,781	$8,824
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2011	2010
Operating Activities
Net Income	$106	$62
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68	69
Provision (Credit) for deferred income tax	(21)	14
Earnings of nonconsolidated affiliates less than dividends received	-	(1)
Restructuring charges	-	5
Net loss on early extinguishment of debt	6	-
Changes in assets and liabilities:
Accounts and notes receivable	3	(16)
Related company receivables	39	(179)
Inventories	(54)	12
Accounts payable	(45)	13
Related company payables	93	188
Other assets and liabilities	79	14
Cash provided by operating activities	274	181
Investing Activities
Capital expenditures	(28)	(18)
Change in noncurrent receivable from related company	-	(19)
Purchases of investments	(5)	(8)
Proceeds from sales of investments	5	8
Cash used in investing activities	(28)	(37)
Financing Activities
Dividends paid to stockholder	(175)	(150)
Payments on long-term debt	(69)	-
Cash used in financing activities	(244)	(150)
Summary
Increase (Decrease) in cash and cash equivalents	2	(6)
Cash and cash equivalents at beginning of year	22	22
Cash and cash equivalents at end of period	$24	$16
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity
	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2011	2010
Common Stock
Balance at beginning of year and end of period	-	-
Additional Paid-in Capital
Balance at beginning of year and end of period	$312	$312
Retained Earnings
Balance at beginning of year	5,990	6,131
Net income	106	62
Dividend declared	(175)	(150)
Balance at end of period	5,921	6,043
Accumulated Other Comprehensive Loss, Net of Tax
Cumulative Translation Adjustments at beginning of year and end of period	(55)	(61)
Pension and Other Postretirement Benefit Plans at beginning of year	(971)	(950)
Net gain	15	11
Pension and Other Postretirement Benefit Plans at end of period	(956)	(939)
Accumulated Investment Gain at beginning of year and end of period	-	1
Total accumulated other comprehensive loss	(1,011)	(999)
Union Carbide Corporation's Stockholder's Equity	5,222	5,356
Noncontrolling Interests	2	2
Total Equity	$5,224	$5,358
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
	Three Months Ended
	March 31,	March 31,
In millions (Unaudited)	2011	2010
Net Income Attributable to Union Carbide Corporation	$106	$62
Other Comprehensive Income, Net of Tax
Pension and other postretirement benefit plans adjustment	$15	$11
Total other comprehensive income	15	11
Comprehensive Income Attributable to Union Carbide Corporation	$121	$73
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

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE B       RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
On January 1, 2011, the Corporation adopted Accounting Standard Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” This ASU amended the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial statements.

Union Carbide Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

 NOTE C     INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	March 31, 2011	Dec. 31, 2010
Finished goods	$110	$60
Work in process	4	9
Raw materials	49	41
Supplies	85	84
Total inventories	$248	$194

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $138 million at March 31, 2011 and $144 million at December 31, 2010.

NOTE D     INTANGIBLE ASSETS

The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	At March 31, 2011			At December 31, 2010
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	-	$33	$(33)	-
Patents	2	(2)	-	2	(2)	-
Software	113	(106)	$7	112	(105)	$7
Total intangible assets	$148	$(141)	$7	$147	$(140)	$7

Amortization expense for software, which is included in “Cost of sales,” was $1 million in the first quarter of 2011 and $2 million in the first quarter of 2010. Amortization expense for intangible assets (not including software) was immaterial in the first quarters of 2011 and 2010. Total estimated amortization expense for 2011 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2011	$4
2012	$2
2013	$1
2014	-
2015	-
2016	-

Union Carbide Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE E     FINANCIAL INSTRUMENTS

Investments
The Corporation’s investments in marketable securities are classified as available-for-sale.

Investing Results	Three months ended
In millions	March 31, 2011	March 31, 2010
Proceeds from sales of available-for-sale securities	$3	$2

Portfolio managers regularly review all of the Corporation’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. At March 31, 2011 and December 31, 2010, there were no impairment indicators or circumstances that would result in a material adjustment of these investments.

The Corporation’s investments in debt securities had contractual maturities of less than 10 years at March 31, 2011.

Fair Value of Financial Instruments:
	At March 31, 2011				At December 31, 2010
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities (1):
Debt securities	$4	-	-	$4	$5	-	-	$5
Total marketable securities	$4	-	-	$4	$5	-	-	$5
Long-term debt including debt due within one year	$(507)	-	$(37)	$(544)	$(571)	-	$(23)	$(594)
(1)	Included in “Other investments” in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

The Corporation enters into foreign exchange forward contracts to hedge various currency exposures, primarily related to assets and liabilities denominated in foreign currencies. The primary business objective of the activity is to optimize the U.S. dollar value of the Corporation’s assets and liabilities. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. The Corporation had forward contracts to buy, sell or exchange foreign currencies that expired in the first quarter of 2011 and were immaterial. The Corporation did not designate any derivatives as hedges at March 31, 2011 or December 31, 2010.

Union Carbide Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE F     FAIR VALUE MEASUREMENTS

The following table summarizes the basis used to measure certain assets at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Recurring Basis	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)
In millions	March 31, 2011	Dec. 31, 2010
Assets at fair value:
Debt securities (1)	$4	$5
(1)	Included in “Other investments” in the consolidated balance sheets.

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

At March 31, 2011, the Corporation had accrued obligations of $102 million for environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material adverse impact on the Corporation’s results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management, however that the possibility is remote that costs in excess of the range disclosed will have a material adverse impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2010, the Corporation had accrued obligations of $95 million for environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites.

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

In November 2010, the Corporation requested ARPC to review the Corporation’s historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2008 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2010. The resulting study, completed by ARPC in December 2010, stated that the undiscounted cost of resolving pending and future asbestos related claims against UCC and Amchem, excluding future defense and processing costs, through 2025 was estimated to be between $744 million and $835 million. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2010 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

In December 2010, based on ARPC’s December 2010 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $744 million, which covered the 15-year period ending 2025, excluding future defense and processing costs. The reduction was $54 million and was shown as “Asbestos-related credits” in the consolidated statements of income. At December 31, 2010, the asbestos-related liability for pending and future claims was $728 million. At December 31, 2010, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

Based on the Corporation’s review of 2011 activity, it was determined that no adjustment to the accrual was required at March 31, 2011. The Corporation’s asbestos-related liability for pending and future claims was $720 million at March 31, 2011. Approximately 20 percent of the recorded liability related to pending claims and approximately 80 percent related to future claims.

Union Carbide Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

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

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $50 million at March 31, 2011 and December 31, 2010. At March 31, 2011 and December 31, 2010, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	March 31, 2011	Dec. 31, 2010
Receivables for defense costs - carriers with settlement agreements	$25	$12
Receivables for resolution costs - carriers with settlement agreements	204	236
Receivables for insurance recoveries - carriers without settlement agreements	50	50
Total	$279	$298

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $13 million for the first quarter of 2011 ($14 million in the first quarter of 2010), and was reflected in “Cost of sales.”

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

Union Carbide Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

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

Purchase Commitments
At December 31, 2010, the Corporation had various outstanding commitments for take-or-pay agreements, with terms extending from one to fifteen years. Such commitments were not in excess of current market prices. The fixed and determinable portion of obligations under purchase commitments at December 31, 2010 is presented in the table below. There have been no material changes to purchase commitments since December 31, 2010.

Fixed and Determinable Portion of Take-or-Pay Obligations at December 31, 2010 In millions
2011	$5
2012	6
2013	6
2014	6
2015	6
2016 and beyond	15
Total	$44

Conditional Asset Retirement Obligations
The Corporation has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $9 million at March 31, 2011 and December 31, 2010. The discount rate used to calculate the Corporation’s asset retirement obligations was 1.78 percent at March 31, 2011 and December 31, 2010. These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”

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

Union Carbide Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE H    NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable In millions	Mar. 31, 2011	Dec. 31, 2010
Notes payable – related companies	$3	$3
Period-end average interest rates	1.35%	1.35%

Long-Term Debt	2011		2010
	Average	Mar. 31,	Average	Dec. 31,
In millions	Rate	2011	Rate	2010
Promissory notes and debentures:
Debentures due 2023	7.875%	$175	7.875%	$175
Debentures due 2025	6.79%	12	6.79%	12
Debentures due 2025	7.50%	150	7.50%	150
Debentures due 2096	7.75%	135	7.75%	200
Other facilities:
Pollution control/industrial revenue bonds, maturity 2012	5.09%	37	5.09%	37
Unamortized debt discount	-	(2)	-	(3)
Long term debt due within one year	-	(37)	-	-
Total long-term debt	-	$470	-	$571

Annual Installments on Long-Term Debt For Next Five Years at Mar. 31, 2011 In millions
2011	-
2012	$37
2013	-
2014	-
2015	-
2016	-

On March 22, 2011 the Corporation concluded a cash tender offer for $65 million aggregate principal amount of certain notes issued by the Corporation.  As a result of the tender offer, the Corporation redeemed $65 million of the notes and recognized a $6 million pretax loss on early extinguishment of debt, included in “Sundry income (expense) – net” in the consolidated statement of income.

The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at March 31, 2011.

Union Carbide Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE I     PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	March 31, 2011	March 31, 2010
Defined Benefit Pension Plans:
Service cost	$6	$4
Interest cost	50	52
Expected return on plan assets	(63)	(66)
Amortization of prior service cost	2	2
Amortization of net loss	21	15
Net periodic benefit cost	$16	$7
Other Postretirement Benefits:
Interest cost	$5	$6
Net periodic benefit cost	$5	$6

NOTE J     RELATED PARTY TRANSACTIONS

The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s long-standing intercompany pricing policies. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) – net” in the consolidated statements of income. Purchases from that Dow subsidiary were $771 million in the first quarter of 2011 and $876 million in the first quarter of 2010.

The Corporation has a master services agreement with Dow whereby Dow provides services including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety, and business management for UCC. Under the master services agreement with Dow, general administrative and overhead type services that Dow routinely allocates to various businesses are charged to UCC.

In the first quarter of 2011, the master services agreement was amended to change the basis of cost allocations for general administrative and overhead type services from conversion costs to headcount and to include a 10 percent service fee.  The new allocation basis includes certain costs that were previously charged to UCC based on the activities’ cost including employee costs, as well as direct and indirect costs. This arrangement resulted in a quarterly charge of approximately $12 million in the first quarter of 2011 for general administrative and overhead type services and the 10 percent service fee, included in “Sundry income (expense) – net.” The remaining activity-based costs were approximately $4 million and were included in “Cost of sales.”

Under the master services agreement in place for 2010, costs related to general administrative and overhead services were allocated to UCC based on the Corporation’s and Dow’s relative manufacturing conversion costs. This arrangement resulted in a quarterly charge of approximately $5 million in the first quarter of 2010, included in “Sundry income (expense) – net.”

Additionally, for services that Dow routinely charged based on effort, UCC was charged the cost of such services on a fully absorbed basis in 2010, which included direct and indirect costs. Certain Dow employees were contracted to UCC and Dow was reimbursed for all direct employment costs of such employees. These activity-based costs resulted in a quarterly charge of approximately $13 million in the first quarter of 2010, which was included in “Cost of sales.”

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At March 31, 2011, the Corporation had a note receivable of $4.2 billion ($4.3 billion at December 31, 2010) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2011. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At March 31, 2011, $880 million ($881 million at December 31, 2010) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

In March 2011, the Corporation declared and paid a dividend of $175 million to Dow. In March 2010, the Corporation declared and paid a dividend of $150 million.

The Corporation received cash dividends from its related company investments of $20 million in the first quarter of 2010. These dividends are included in “Sundry income (expense) – net.” No dividends were received in the first quarter of 2011.

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the three-month period ended March 31, 2011, the most recent period, compared with the three-month period ended March 31, 2010, the corresponding period in the preceding fiscal year.

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

Union Carbide Corporation and Subsidiaries

RESULTS OF OPERATIONS
Total net sales for the first quarter of 2011 were $1,611 million compared with $1,604 million for the first quarter of 2010.

Net sales to related companies for the first quarter of 2011 were $1,566 million and essentially flat compared with $1,556 million for the first quarter of 2010. Selling prices to Dow are based on market prices for the related products. Average selling prices for most products were higher in the first quarter of 2011 compared with the first quarter of 2010, driven by higher feedstock and energy costs with vinyl acetate monomers and surfactants having the most significant price increases. Volume declined due to planned and unplanned outages including an unplanned site outage at the St. Charles operations in Hahnville, Louisiana, combined with the completion of a project that increased production of purified ethylene oxide and eliminated the lower margin monoethylene glycol and diethylene glycol sales.

Cost of sales decreased 9 percent from $1,563 million in the first quarter of 2010 to $1,429 million in the first quarter of 2011 principally due to the decline in volume related to planned and unplanned outages and the shift in product mix partially offset by higher feedstock and energy costs.

Research and development expenses were $10 million in the first quarter of 2011 compared with $11 million in the first quarter of 2010. The decrease of $1 million or 9 percent was due to cost savings initiatives.

On July 31, 2009, Dow entered into a definitive agreement that included the sale of certain specialty latex assets of the Corporation, located in the United States, Canada, Puerto Rico and Mexico, as required by the Federal Trade Commission for the approval of Dow’s acquisition of the Rohm and Haas Company. An impairment charge of $114 million for these assets was recognized in the second quarter of 2009 restructuring charge. The divestiture of these assets was completed on January 25, 2010. In the first quarter of 2010, the impact of this sale on the Corporation’s consolidated financial statements was a loss of $5 million related to additional impairments of these assets, which was shown as “Restructuring charges” in the consolidated statements of income.

Equity in earnings of nonconsolidated affiliates was $17 million in the first quarter of 2011 compared with $9 million in the first quarter of 2010, reflecting increased earnings from Univation Technologies, LLC.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow and gains and losses on sales of investments and assets. Sundry income (expense) – net for the first quarter of 2011 was expense of $30 million compared with income of $6 million for the first quarter of 2010.  The decrease was primarily due to the combination of lower related party dividends received in 2011 compared with 2010 and a loss of $6 million related to the early extinguishment of debt in the current quarter. See Notes H and J to the Consolidated Financial Statements for additional information.

Interest income was $11 million in the first quarter of 2011 compared with $18 million in the first quarter of 2010, primarily due to lower interest rates in the current quarter. Interest expense and amortization of debt discount was $9 million in the first quarter of 2011 compared with $10 million in the first quarter of 2010.

The provision for income taxes was $53 million in the first quarter of 2011, which resulted in an effective tax rate of 33.3 percent. This compared with a tax benefit of $17 million reported in the first quarter of 2010, primarily due to the reduction of a state tax liability in the United States. The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, dividends received from investments in related companies and the level of income relative to tax credits available.

The Corporation reported net income of $106 million for the first quarter of 2011, compared with $62 million for the first quarter of 2010. The results for the first quarter of 2011 reflected management’s focus on restoring margins which more than offset the higher feedstock and energy costs.

Union Carbide Corporation and Subsidiaries

OTHER MATTERS

Recent Accounting Guidance
See Note B to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 10-K”) describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The Corporation’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2010 10-K. Since December 31, 2010, there have been no material changes in the Corporation’s critical accounting policies.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2011	2010
Claims unresolved at January 1	62,582	75,030
Claims filed	2,039	2,029
Claims settled, dismissed or otherwise resolved	(3,372)	(2,220)
Claims unresolved at March 31	61,249	74,839
Claimants with claims against both UCC and Amchem	18,475	23,877
Individual claimants at March 31	42,774	50,962

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

In November 2010, the Corporation requested ARPC to review the Corporation’s historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2008 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2010. The resulting study, completed by ARPC in December 2010, stated that the undiscounted cost of resolving pending and future asbestos related claims against UCC and Amchem, excluding future defense and processing costs, through 2025 was estimated to be between $744 million and $835 million. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2010 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

In December 2010, based on ARPC’s December 2010 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $744 million, which covered the 15-year period ending 2025, excluding future defense and processing costs. The reduction was $54 million and was shown as “Asbestos-related credits” in the consolidated statements of income. At December 31, 2010, the asbestos-related liability for pending and future claims was $728 million. At December 31, 2010, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

Based on the Corporation’s review of 2011 activity, it was determined that no adjustment to the accrual was required at March 31, 2011. The Corporation’s asbestos-related liability for pending and future claims was $720 million at March 31, 2011. Approximately 20 percent of the recorded liability related to pending claims and approximately 80 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs	Three Months Ended		Aggregate Costs to
In millions	March 31, 2011	March 31, 2010	Date as of March 31, 2011
Defense costs	$13	$14	$787
Resolution costs	$9	$12	$1,532

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $13 million in the first quarter of 2011 ($14 million in the first quarter of 2010), and was reflected in “Cost of sales” in the consolidated statements of income.

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

Union Carbide Corporation and Subsidiaries

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

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $50 million at March 31, 2011 and December 31, 2010. At March 31, 2011 and December 31, 2010, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	March 31, 2011	Dec. 31, 2010
Receivables for defense costs - carriers with settlement agreements	$25	$12
Receivables for resolution costs - carriers with settlement agreements	204	236
Receivable for insurance recoveries - carriers without settlement agreements	50	50
Total	$279	$298

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

Union Carbide Corporation and Subsidiaries

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments in asbestos-related matters occurred during the first quarter of 2011. For a summary of the history and current status of asbestos-related matters, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note G to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS.

There were no material changes in the Corporation’s risk factors in the first quarter of 2011.

ITEM 6.  EXHIBITS.

See the Exhibit Index on page 25 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

Union Carbide Corporation and Subsidiaries Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION CARBIDE CORPORATION
Registrant

Date: May 4, 2011
	By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Vice President and Controller
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

	By:	/s/ EUDIO GIL
Eudio Gil
Vice President, Treasurer and
Chief Financial Officer

Union Carbide Corporation and Subsidiaries Exhibit Index

EXHIBIT NO.	DESCRIPTION
10.1.4	First Amendment to Amended and Restated Service Agreement, effective as of January 1, 2011, between the Corporation and The Dow Chemical Company.
23	Analysis, Research & Planning Corporation’s Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.