Form 10-Q
period 2011-06-30
UNION CARBIDE CORP /NEW/
filed 2011-08-03
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2011

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
☐ Yes    ☑ No

At June 30, 2011, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Net trade sales	$52	$43	$97	$91
Net sales to related companies	1,980	1,562	3,546	3,118
Total Net Sales	2,032	1,605	3,643	3,209
Cost of sales	1,816	1,502	3,245	3,065
Research and development expenses	16	12	26	23
Selling, general and administrative expenses	5	4	7	7
Restructuring charges	—	—	—	5
Equity in earnings of nonconsolidated affiliates	18	11	35	20
Sundry expense - net	24	10	54	4
Interest income	10	13	21	31
Interest expense and amortization of debt discount	9	12	18	22
Income Before Income Taxes	190	89	349	134
Provision (Credit) for income taxes	63	15	116	(2)
Net Income Attributable to Union Carbide Corporation	$127	$74	$233	$136

Depreciation	$60	$63	$122	$126
Capital Expenditures	$39	$25	$67	$43
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Jun 30, 2011	Dec 31, 2010
Assets
Current Assets
Cash and cash equivalents	$22	$22
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2011: $1; 2010: $1)	34	27
Related companies	487	403
Other	127	159
Notes receivable from related companies	4,176	4,335
Inventories	257	194
Other current assets and deferred income taxes	90	87
Total current assets	5,193	5,227
Investments
Investments in related companies	972	972
Investments in nonconsolidated affiliates	132	131
Other investments	10	10
Noncurrent receivables	45	46
Noncurrent receivables from related companies	111	125
Total investments	1,270	1,284
Property
Property	7,132	7,080
Less accumulated depreciation	5,755	5,640
Net property	1,377	1,440
Other Assets
Intangible assets (net of accumulated amortization 2011: $142; 2010: $140)	7	7
Deferred income tax assets - noncurrent	605	579
Asbestos-related insurance receivables - noncurrent	217	220
Deferred charges and other assets	54	67
Total other assets	883	873
Total Assets	$8,723	$8,824
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$3	$3
Long-term debt due within one year	37	—
Accounts payable:
Trade	206	267
Related companies	734	527
Other	32	30
Income taxes payable	142	140
Asbestos-related liabilities - current	73	78
Accrued and other current liabilities	175	185
Total current liabilities	1,402	1,230
Long-Term Debt	470	571
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	874	894
Asbestos-related liabilities - noncurrent	643	663
Other noncurrent obligations	192	188
Total other noncurrent liabilities	1,709	1,745
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	312	312
Retained earnings	5,823	5,990
Accumulated other comprehensive loss	(995)	(1,026)
Union Carbide Corporation's stockholder's equity	5,140	5,276
Noncontrolling interests	2	2
Total equity	5,142	5,278
Total Liabilities and Equity	$8,723	$8,824
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	Jun 30, 2011	Jun 30, 2010
Operating Activities
Net Income	$233	$136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136	137
Credit for deferred income tax	(34)	(27)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	2	(6)
Restructuring charges	—	5
Pension contributions	(1)	(1)
Net loss on early extinguishment of debt	6	—
Changes in assets and liabilities:
Accounts and notes receivable	(11)	(18)
Related company receivables	74	(90)
Inventories	(63)	12
Accounts payable	(45)	39
Related company payables	207	21
Other assets and liabilities	18	147
Cash provided by operating activities	522	355
Investing Activities
Capital expenditures	(67)	(43)
Change in noncurrent receivable from related company	14	(15)
Purchases of investments	(11)	(11)
Proceeds from sales of investments	11	11
Cash used in investing activities	(53)	(58)
Financing Activities
Dividends paid to stockholder	(400)	(300)
Payments on long-term debt	(69)	—
Cash used in financing activities	(469)	(300)
Summary
Decrease in cash and cash equivalents	—	(3)
Cash and cash equivalents at beginning of year	22	22
Cash and cash equivalents at end of period	$22	$19
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Six Months Ended
In millions (Unaudited)	Jun 30, 2011	Jun 30, 2010
Common Stock
Balance at beginning of year and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of year and end of period	312	312
Retained Earnings
Balance at beginning of year	5,990	6,131
Net income	233	136
Dividends declared	(400)	(300)
Other	—	(1)
Balance at end of period	5,823	5,966
Accumulated Other Comprehensive Loss, Net of Tax
Cumulative Translation Adjustments at beginning of year	(55)	(61)
Translation Adjustments	2	2
Balance at end of period	(53)	(59)
Pension and Other Postretirement Benefit Plans at beginning of year	(971)	(950)
Adjustments to Pension and Other Postretirement Benefit Plans	29	21
Balance at end of period	(942)	(929)
Accumulated Investment Gain at beginning of year and end of period	—	1
Total accumulated other comprehensive loss	(995)	(987)
Union Carbide Corporation's Stockholder's Equity	5,140	5,291
Noncontrolling Interests	2	2
Total Equity	$5,142	$5,293
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Net Income Attributable to Union Carbide Corporation	$127	$74	$233	$136
Other Comprehensive Income, Net of Tax
Cumulative translation adjustments	2	2	2	2
Pension and other postretirement benefit plans adjustments	14	10	29	21
Total other comprehensive income	16	12	31	23
Comprehensive Income Attributable to Union Carbide Corporation	$143	$86	$264	$159
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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Accounting Guidance Issued But Not Adopted as of June 30, 2011
In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which provides common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards ("IFRS"). This ASU is effective for fiscal years beginning on or after December 15, 2011. The Corporation is currently evaluating the impact of adopting the guidance.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This ASU is effective for fiscal years beginning on or after December 15, 2011 and early adoption is permitted. The Corporation is currently evaluating the impact of adopting the guidance.

NOTE C     INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	Jun 30, 2011	Dec 31, 2010
Finished goods	$110	$60
Work in process	7	9
Raw materials	56	41
Supplies	84	84
Total inventories	$257	$194

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $188 million at June 30, 2011 and $144 million at December 31, 2010.

NOTE D     INTANGIBLE ASSETS

The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	At June 30, 2011			At December 31, 2010
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(33)	$—
Patents	2	(2)	—	2	(2)	—
Software	114	(107)	7	112	(105)	7
Total intangible assets	$149	$(142)	$7	$147	$(140)	$7

Amortization expense for software, which is included in “Cost of sales,” was $1 million in the second quarter of 2011 and less than $1 million in the second quarter of 2010. Amortization expense for software was $2 million for the six months ended June 30, 2011 and $2 million for the six months ended June 30, 2010. Amortization expense for intangible assets (not including software) was immaterial in the second quarters of 2011 and 2010, as well as year-to-date for 2011 and 2010.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Total estimated amortization expense for 2011 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2011	$3
2012	$2
2013	$1
2014	$1
2015	$—
2016	$—

NOTE E     FINANCIAL INSTRUMENTS

Investments
The Corporation’s investments in marketable securities are classified as available-for-sale.

Investing Results	Six Months Ended
In millions	Jun 30, 2011	Jun 30, 2010
Proceeds from sales of available-for-sale securities	$5	$4

Portfolio managers regularly review all of the Corporation’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. At June 30, 2011 and December 31, 2010, there were no impairment indicators or circumstances that would result in a material adjustment of these investments.

The Corporation’s investments in debt securities had contractual maturities of less than 10 years at June 30, 2011.

Fair Value of Financial Instruments:
	At June 30, 2011				At December 31, 2010
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities (1):
Debt securities	$7	$—	$—	$7	$5	$—	$—	$5
Total marketable securities	$7	$—	$—	$7	$5	$—	$—	$5
Long-term debt including debt due within one year	$(507)	$—	$(59)	$(566)	$(571)	$—	$(23)	$(594)

(1)	Included in “Other investments” in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

The Corporation enters into foreign exchange forward contracts to hedge various currency exposures, primarily related to assets and liabilities denominated in foreign currencies. The primary business objective of the activity is to optimize the U.S. dollar value of the Corporation’s assets and liabilities. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. The Corporation had forward contracts to buy, sell or exchange foreign currencies that expired in the second quarter of 2011 and were immaterial. The Corporation did not designate any derivatives as hedges at June 30, 2011 or December 31, 2010.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE F     FAIR VALUE MEASUREMENTS

The following table summarizes the basis used to measure certain assets at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Recurring Basis	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)
In millions	Jun 30, 2011	Dec 31, 2010
Assets at fair value:
Debt securities (1)	$7	$5

(1)	Included in “Other investments” in the consolidated balance sheets.

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

At June 30, 2011, the Corporation had accrued obligations of $103 million for environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material adverse impact on the Corporation’s results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management, however that the possibility is remote that costs in excess of the range disclosed will have a material adverse impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2010, the Corporation had accrued obligations of $95 million for environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites.

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

Based on the Corporation’s review of 2011 activity, it was determined that no adjustment to the accrual was required at June 30, 2011. The Corporation’s asbestos-related liability for pending and future claims was $703 million at June 30, 2011. Approximately 20 percent of the recorded liability related to pending claims and approximately 80 percent related to future claims.

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

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $50 million at June 30, 2011 and $50 million at December 31, 2010. At June 30, 2011 and December 31, 2010, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Jun 30, 2011	Dec 31, 2010
Receivables for defense costs – carriers with settlement agreements	$23	$12
Receivables for resolution costs - carriers with settlement agreements	190	236
Receivables for insurance recoveries - carriers without settlement agreements	50	50
Total	$263	$298

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $15 million for the second quarter of 2011 ($22 million in the second quarter of 2010) and $28 million in the first six months of 2011 ($36 million in the first six months of 2010) and was reflected in “Cost of sales.”

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

Conditional Asset Retirement Obligations
The Corporation has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $9 million at June 30, 2011 and $9 million at December 31, 2010. The discount rate used to calculate the Corporation’s asset retirement obligations was 1.78 percent at June 30, 2011 and 1.78 percent at December 31, 2010. These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE H    NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable In millions	Jun 30, 2011	Dec 31, 2010
Notes payable – related companies	$3	$3
Period-end average interest rates	1.35%	1.35%

Long-Term Debt
In millions	2011 Average Rate	Jun 30, 2011	2010 Average Rate	Dec 31, 2010
Promissory notes and debentures:
Debentures due 2023	7.875%	$175	7.875%	$175
Debentures due 2025	6.79%	12	6.79%	12
Debentures due 2025	7.50%	150	7.50%	150
Debentures due 2096	7.75%	135	7.75%	200
Other facilities:
Pollution control/industrial revenue bonds, maturity 2012	5.09%	37	5.09%	37
Unamortized debt discount	—	(2)	—	(3)
Long term debt due within one year	—	(37)	—	—
Total long-term debt	—	$470	—	$571

Annual Installments on Long-Term Debt For Next Five Years at June 30, 2011 In millions
2011	$—
2012	$37
2013	$—
2014	$—
2015	$—
2016	$—

On March 22, 2011, the Corporation concluded a cash tender offer for $65 million aggregate principal amount of certain notes issued by the Corporation. As a result of the tender offer, the Corporation redeemed $65 million of the notes and recognized a $6 million pretax loss on early extinguishment of debt, included in “Sundry expense – net” in the consolidated statements of income.

The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at June 30, 2011.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE I     PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Defined Benefit Pension Plans:
Service cost	$6	$4	$12	$8
Interest cost	50	52	100	104
Expected return on plan assets	(63)	(66)	(126)	(132)
Amortization of prior service cost	2	2	4	4
Amortization of net loss	21	15	42	30
Net periodic benefit cost	$16	$7	$32	$14
Other Postretirement Benefits:
Interest cost	$5	$6	$10	$12
Net periodic benefit cost	$5	$6	$10	$12

NOTE J     RELATED PARTY TRANSACTIONS

The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s long-standing intercompany pricing policies. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry expense – net” in the consolidated statements of income. Purchases from that Dow subsidiary were $1,043 million in the second quarter of 2011 ($732 million in the second quarter of 2010) and $1,814 million during the six-month period ended June 30, 2011 ($1,608 million during the six-month period ended June 30, 2010).

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

In the first quarter of 2011, the master services agreement was amended to change the basis of cost allocation for general administrative and overhead type services from conversion costs to headcount and to include a 10 percent service fee. The new allocation basis includes certain costs that were previously charged to UCC based on the activities’ cost including employee costs, as well as direct and indirect costs. This arrangement resulted in approximately $13 million in the second quarter of 2011 and $25 million for the first half of 2011, for general administrative and overhead type services and the 10 percent service fee, included in “Sundry expense – net.” The remaining activity-based costs were approximately $6 million for the second quarter of 2011 and $10 million for the first half of 2011 and were included in “Cost of sales.”

Under the master services agreement in place for 2010, costs related to general administrative and overhead services were allocated to UCC based on the Corporation’s and Dow’s relative manufacturing conversion costs. This arrangement resulted in an average quarterly charge of approximately $5 million in the first half of 2010, included in “Sundry expense – net.”

Additionally, for services that Dow routinely charged based on effort, UCC was charged the cost of such services on a fully absorbed basis in 2010, which included direct and indirect costs. Certain Dow employees were contracted to UCC and Dow was reimbursed for all direct employment costs of such employees. These activity-based costs resulted in a quarterly charge of approximately $12 million in the second quarter of 2010, and $25 million for the first half of 2010 which were included in “Cost of sales.”

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At June 30, 2011, the Corporation had a note receivable of $4.1 billion ($4.3 billion at December 31, 2010) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 31, 2011. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At June 30, 2011, $889 million ($881 million at December 31, 2010) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

In June 2011, the Corporation declared and paid a dividend of $225 million to Dow; dividends to Dow totaled $400 million for the six months ended June 30, 2011. In June 2010, the Corporation declared and paid a dividend of $150 million to Dow; dividends to Dow totaled $300 million for the six months ended June 30, 2010.

The Corporation received cash dividends from its related company investments of less than $1 million in the second quarter of 2011 and less than $1 million during the six-month period ended June 30, 2011. The Corporation received cash dividends from its related company investments of less than $1 million in the second quarter of 2010 and $20 million during the six-month period ended June 30, 2010. These dividends are included in “Sundry expense – net.”

NOTE K    SUBSEQUENT EVENT

On July 27, 2011, Dow entered into a definitive agreement under which Dow's global Polypropylene business will be divested to Braskem SA for a total enterprise value of approximately $340 million. Dow expects the transaction to close by the end of the third quarter 2011, pending regulatory approval. The divestiture will include the Corporation's polypropylene manufacturing facility at Seadrift, Texas. Also included are inventory, business know-how and certain product and process technology. The Corporation's Polypropylene Licensing and Catalyst business and related catalyst facilities are excluded from the scope of the transaction.

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the three- and six-month periods ended June 30, 2011, the most recent periods, compared with the three- and six-month periods ended June 30, 2010, the corresponding periods in the preceding fiscal year.

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

RESULTS OF OPERATIONS
Total net sales for the second quarter of 2011 were $2,032 million compared with $1,605 million for the second quarter of 2010, an increase of 27 percent. Total net sales were $3,643 million for the first half of 2011 compared with $3,209 million for the first half of 2010, an increase of 14 percent.

Net sales to related companies, principally to Dow, for the second quarter of 2011 were $1,980 million compared with$1,562 million for the second quarter of 2010, an increase of 27 percent. Net sales to related companies were $3,546 million for the first half of 2011 compared with $3,118 million for the first half of 2010, an increase of 14 percent. Selling prices to Dow are based on market prices for the related products. Average selling prices for all products increased in the second quarter of 2011 compared with the second quarter of 2010, in response to higher feedstock and energy costs with polyproplylene products reporting the most significant price increases. Sales volume increased for most products in the second quarter of 2011 compared with the second quarter of 2010, reflecting continued improvement in global economic conditions. This increase was partially offset by a decline in monoethylene glycol and diethylene glycol volume due to a shift in product mix.

For the first half of 2011, average selling prices for all products were higher compared with the first half of 2010 in response to higher feedstock and energy costs, with vinyl acetate monomers and polypropylene products reporting the most significant price increases. Sales volume increased for most products in the first half of 2011 compared with the first half of 2010, reflecting continued improvement in global economic conditions partially offset by a shift in product mix.

Cost of sales increased 21 percent from $1,502 million in the second quarter of 2010 to $1,816 million in the second quarter of 2011, principally due to higher feedstock and energy costs, that were partially offset by the shift in product mix. On a year-to-date basis, cost of sales increased 6 percent from $3,065 million in the first half of 2010 to $3,245 million in the first half of 2011 principally due to higher feedstock and energy costs.

Research and development expenses were $16 million in the second quarter of 2011 compared with $12 million in the second quarter of 2010, an increase of 33 percent. Research and development expenses were $26 million in the first half of 2011 compared with $23 million in the first half of 2010, an increase of 13 percent. These increases were due to a strategic realignment of research and development resources.

Union Carbide Corporation and Subsidiaries

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

Equity in earnings of nonconsolidated affiliates was $18 million in the second quarter of 2011 compared with $11 million in the second quarter of 2010. In the first half of 2011, equity in earnings of nonconsolidated affiliates was $35 million compared with $20 million for the first half of 2010. These increases were driven by improved earnings at Univation Technologies, LLC.

Sundry expense – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow and gains and losses on sales of investments and assets. Sundry expense – net for the second quarter of 2011 was $24 million compared with $10 million for the second quarter of 2010.  For the first six months of 2011, Sundry expense - net was $54 million compared with $4 million in the first six months of 2010. The increase was primarily due to the impact of a change in cost allocation in a new master services agreement with Dow and a loss of $6 million related to the early extinguishment of debt in the first quarter of 2011. The master services agreement was amended to change the basis of cost allocation for general administrative and overhead type services from conversion costs to headcount and to include a 10 percent service fee. See Notes H and J to the Consolidated Financial Statements for additional information.

Interest income was $10 million in the second quarter of 2011 compared with $13 million in the second quarter of 2010 and $21 million for the first half of 2011 compared with $31 million for the first half of 2010. These decreases were primarily due to lower interest rates in the current quarter and the first half of 2011.

Interest expense and amortization of debt discount was $9 million in the second quarter of 2011 compared with $12 million in the second quarter of 2010. For the six months ended June 30, 2011, interest expense and amortization of debt discount was $18 million compared to $22 million in the first six months of 2010. These decreases were primarily due to the reduction in long-term debt, which resulted from the early extinguishment of debt in the first quarter of 2011.

The Corporation reported a tax provision of $63 million in the second quarter of 2011, which resulted in an effective tax rate for the quarter of 33.2 percent. This compared with a tax provision of $15 million in the second quarter of 2010, which resulted in an effective tax rate of 16.9 percent. For the first six months of 2011, the Corporation reported a tax provision of $116 million, which resulted in an effective tax rate of 33.2 percent. This compared with a tax benefit of $2 million in the first six months of 2010, primarily due to the reduction of a state tax liability in the United States during the first quarter of 2010. The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, dividends received from investments in related companies and the level of income relative to tax credits available.

The Corporation reported net income of $127 million for the second quarter of 2011 compared with $74 million for the second quarter of 2010, and net income of $233 million for the first half of 2011 compared with $136 million for the first half of 2010. The results for the first half of 2011 reflected management’s focus on restoring margins, which more than offset higher feedstock and energy costs.

SUBSEQUENT EVENT
On July 27, 2011, Dow entered into a definitive agreement under which Dow's global Polypropylene business will be divested to Braskem SA for a total enterprise value of approximately $340 million. Dow expects the transaction to close by the end of the third quarter 2011, pending regulatory approval. The divestiture will include the Corporation's polypropylene manufacturing facility at Seadrift, Texas. Also included are inventory, business know-how and certain product and process technology. The Corporation's Polypropylene Licensing and Catalyst business and related catalyst facilities are excluded from the scope of the transaction.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2011	2010
Claims unresolved at January 1	62,582	75,030
Claims filed	4,253	3,675
Claims settled, dismissed or otherwise resolved	(8,878)	(12,606)
Claims unresolved at June 30	57,957	66,099
Claimants with claims against both UCC and Amchem	18,098	21,226
Individual claimants at June 30	39,859	44,873

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

Union Carbide Corporation and Subsidiaries

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

Based on the Corporation’s review of 2011 activity, it was determined that no adjustment to the accrual was required at June 30, 2011. The Corporation’s asbestos-related liability for pending and future claims was $703 million at June 30, 2011. Approximately 20 percent of the recorded liability related to pending claims and approximately 80 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs	Six Months Ended		Aggregate Costs to
In millions	Jun 30, 2011	Jun 30, 2010	Date as of Jun 30, 2011
Defense costs	$28	$36	$802
Resolution costs	$26	$26	$1,549

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $15 million in the second quarter of 2011 ($22 million in the second quarter of 2010), and $28 million in the first six months of 2011 ($36 million in the first six months of 2010) and was reflected in “Cost of sales” in the consolidated statements of income.

Union Carbide Corporation and Subsidiaries

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

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $50 million at June 30, 2011 and $50 million at December 31, 2010. At June 30, 2011 and December 31, 2010, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Jun 30, 2011	Dec 31, 2010
Receivables for defense costs - carriers with settlement agreements	$23	$12
Receivables for resolution costs - carriers with settlement agreements	190	236
Receivable for insurance recoveries - carriers without settlement agreements	50	50
Total	$263	$298

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

Union Carbide Corporation and Subsidiaries

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments in asbestos-related matters occurred during the second quarter of 2011. For a summary of the history and current status of asbestos-related matters, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note G to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS.

There were no material changes in the Corporation’s risk factors in the second quarter of 2011.

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

Date: August 3, 2011
	By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Vice President and Controller
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

	By:	/s/ EUDIO GIL
Eudio Gil
Vice President, Treasurer and
Chief Financial Officer

Union Carbide Corporation and Subsidiaries Exhibit Index

EXHIBIT NO.	DESCRIPTION
23	Analysis, Research & Planning Corporation’s Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1)     Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.