Form 10-Q
period 2011-09-30
UNION CARBIDE CORP /NEW/
filed 2011-11-01
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2011

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
☐ Yes    ☑ No

At September 30, 2011, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Net trade sales	$43	$40	$140	$131
Net sales to related companies	1,794	1,663	5,340	4,781
Total Net Sales	1,837	1,703	5,480	4,912
Cost of sales	1,807	1,453	5,052	4,518
Research and development expenses	12	10	38	33
Selling, general and administrative expenses	2	3	9	10
Restructuring charges	—	—	—	5
Equity in earnings of nonconsolidated affiliates	15	7	50	27
Sundry income (expense) - net	(19)	6	(73)	2
Interest income	7	12	28	43
Interest expense and amortization of debt discount	9	6	27	28
Income Before Income Taxes	10	256	359	390
Provision (Credit) for income taxes	(12)	95	104	93
Net Income Attributable to Union Carbide Corporation	$22	$161	$255	$297

Depreciation	$57	$59	$179	$185
Capital Expenditures	$29	$38	$96	$81
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Sep 30, 2011	Dec 31, 2010
Assets
Current Assets
Cash and cash equivalents	$23	$22
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2011: $1; 2010: $1)	28	27
Related companies	408	403
Other	114	159
Notes receivable from related companies	3,753	4,335
Inventories	224	194
Other current assets and deferred income taxes	85	87
Total current assets	4,635	5,227
Investments
Investments in related companies	972	972
Investments in nonconsolidated affiliates	135	131
Other investments	11	10
Noncurrent receivables	45	46
Noncurrent receivables from related companies	126	125
Total investments	1,289	1,284
Property
Property	7,042	7,080
Less accumulated depreciation	5,695	5,640
Net property	1,347	1,440
Other Assets
Intangible assets (net of accumulated amortization 2011: $140; 2010: $140)	8	7
Deferred income tax assets - noncurrent	606	579
Asbestos-related insurance receivables - noncurrent	206	220
Deferred charges and other assets	52	67
Total other assets	872	873
Total Assets	$8,143	$8,824
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$14	$3
Long-term debt due within one year	37	—
Accounts payable:
Trade	235	267
Related companies	485	527
Other	31	30
Income taxes payable	60	140
Asbestos-related liabilities - current	68	78
Accrued and other current liabilities	194	185
Total current liabilities	1,124	1,230
Long-Term Debt	470	571
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	820	894
Asbestos-related liabilities - noncurrent	635	663
Other noncurrent obligations	189	188
Total other noncurrent liabilities	1,644	1,745
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	312	312
Retained earnings	5,570	5,990
Accumulated other comprehensive loss	(979)	(1,026)
Union Carbide Corporation's stockholder's equity	4,903	5,276
Noncontrolling interests	2	2
Total equity	4,905	5,278
Total Liabilities and Equity	$8,143	$8,824
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2011	Sep 30, 2010
Operating Activities
Net Income	$255	$297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202	205
Credit for deferred income tax	(48)	(51)
Earnings of nonconsolidated affiliates less than dividends received	1	—
Net gain on sales of property	(5)	(2)
Restructuring charges	—	5
Pension contributions	(47)	(1)
Net loss on early extinguishment of debt	6	—
Other gains, net	—	(1)
Changes in assets and liabilities:
Accounts and notes receivable	(10)	(10)
Related company receivables	577	(239)
Inventories	(30)	(18)
Accounts payable	(17)	—
Related company payables	(30)	112
Other assets and liabilities	(33)	265
Cash provided by operating activities	821	562
Investing Activities
Capital expenditures	(96)	(81)
Change in noncurrent receivable from related company	(1)	(25)
Proceeds from sales of property	19	2
Purchases of investments	(11)	(22)
Proceeds from sales of investments	13	17
Cash used in investing activities	(76)	(109)
Financing Activities
Dividends paid to stockholder	(675)	(450)
Payments on long-term debt	(69)	—
Cash used in financing activities	(744)	(450)
Summary
Increase in cash and cash equivalents	1	3
Cash and cash equivalents at beginning of year	22	22
Cash and cash equivalents at end of period	$23	$25
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2011	Sep 30, 2010
Common Stock
Balance at beginning of year and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of year and end of period	312	312
Retained Earnings
Balance at beginning of year	5,990	6,131
Net income	255	297
Dividends declared	(675)	(450)
Balance at end of period	5,570	5,978
Accumulated Other Comprehensive Loss, Net of Tax
Cumulative Translation Adjustments at beginning of year	(55)	(61)
Translation Adjustments	3	5
Balance at end of period	(52)	(56)
Pension and Other Postretirement Benefit Plans at beginning of year	(971)	(950)
Adjustments to Pension and Other Postretirement Benefit Plans	44	31
Balance at end of period	(927)	(919)
Accumulated Investment Gain at beginning of year and end of period	—	1
Total accumulated other comprehensive loss	(979)	(974)
Union Carbide Corporation's Stockholder's Equity	4,903	5,316
Noncontrolling Interests	2	2
Total Equity	$4,905	$5,318
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Net Income Attributable to Union Carbide Corporation	$22	$161	$255	$297
Other Comprehensive Income, Net of Tax
Cumulative translation adjustments	1	3	3	5
Pension and other postretirement benefit plans adjustments	15	10	44	31
Total other comprehensive income	16	13	47	36
Comprehensive Income Attributable to Union Carbide Corporation	$38	$174	$302	$333
See Notes to the Consolidated Financial Statements.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE B - RECENT ACCOUNTING GUIDANCE

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
Accounting Guidance Issued But Not Adopted as of September 30, 2011
In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which provides common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards ("IFRS"). This ASU is effective for fiscal years beginning on or after December 15, 2011. The Corporation is currently evaluating the impact of adopting the guidance.

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

NOTE C - DIVESTITURE

On July 27, 2011, Dow entered into a definitive agreement to sell Dow's global Polypropylene business to Braskem SA. The definitive agreement specified the assets included in the sale, which included the following Corporation assets: polypropylene manufacturing facility at Seadrift, Texas; railcars; inventory; business know-how; and certain product and process technology. The Corporation's Polypropylene Licensing and Catalyst business and related catalyst facilities were excluded from the scope of the transaction. On September 30, 2011, the sale was completed. The Corporation received $19 million for the sale of its assets, net of working capital adjustments and costs to sell, with proceeds subject to customary post-closing adjustments, to be finalized in subsequent periods. The carrying amount of the assets divested on September 30, 2011 are noted below:

Assets Divested In millions	Sep 30, 2011
Inventories	$2
Net property	12
Total assets divested	$14

The Corporation recognized a pretax gain of $5 million on the sale in the third quarter of 2011, included in "Sundry income (expense) - net."

NOTE D - INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	Sep 30, 2011	Dec 31, 2010
Finished goods	$80	$60
Work in process	6	9
Raw materials	55	41
Supplies	83	84
Total inventories	$224	$194

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $182 million at September 30, 2011 and $144 million at December 31, 2010.

NOTE E - INTANGIBLE ASSETS

The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	At September 30, 2011			At December 31, 2010
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(33)	$—
Patents	—	—	—	2	(2)	—
Software	115	(107)	8	112	(105)	7
Total intangible assets	$148	$(140)	$8	$147	$(140)	$7

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Amortization expense for software, which is included in “Cost of sales,” was $1 million in the third quarter of 2011 and less than $1 million in the third quarter of 2010. Amortization expense for software was $3 million for the nine months ended September 30, 2011 and $3 million for the nine months ended September 30, 2010. Amortization expense for intangible assets (not including software) was immaterial in the third quarters of 2011 and 2010, as well as year-to-date for 2011 and 2010.

Total estimated amortization expense for 2011 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2011	$4
2012	$2
2013	$1
2014	$1
2015	$—
2016	$—

NOTE F - FINANCIAL INSTRUMENTS

Investments
The Corporation’s investments in marketable securities are classified as available-for-sale.

Investing Results	Nine Months Ended
In millions	Sep 30, 2011	Sep 30, 2010
Proceeds from sales of available-for-sale securities	$5	$8

Portfolio managers regularly review all of the Corporation’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of temporary impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. At September 30, 2011 and December 31, 2010, there were no impairment indicators or circumstances that would result in a material adjustment of these investments.

The Corporation’s investments in debt securities had contractual maturities of less than 10 years at September 30, 2011.

Fair Value of Financial Instruments:
	At September 30, 2011				At December 31, 2010
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities (1):
Debt securities	$7	$—	$—	$7	$5	$—	$—	$5
Total marketable securities	$7	$—	$—	$7	$5	$—	$—	$5
Long-term debt including debt due within one year	$(507)	$—	$(106)	$(613)	$(571)	$—	$(23)	$(594)

(1)	Included in “Other investments” in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

The Corporation enters into foreign exchange forward contracts to hedge various currency exposures, primarily related to assets and liabilities denominated in foreign currencies. The primary business objective of the activity is to optimize the U.S. dollar value of the Corporation’s assets and liabilities. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. The Corporation had forward contracts to buy, sell or exchange foreign currencies that expired in the third quarter of 2011 and were immaterial. The Corporation did not designate any derivatives as hedges at September 30, 2011 or December 31, 2010.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE G - FAIR VALUE MEASUREMENTS

The following table summarizes the basis used to measure certain assets at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Recurring Basis	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)
In millions	Sep 30, 2011	Dec 31, 2010
Assets at fair value:
Debt securities (1)	$7	$5

(1)	Included in “Other investments” in the consolidated balance sheets.

For assets and liabilities classified as Level 2 measurements, the fair value is based on the price a dealer would pay for the security or similar securities. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance/quality checks.

Assets that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset. For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

NOTE H - COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At September 30, 2011, the Corporation had accrued obligations of $97 million for probable environmental remediation and restoration costs, including $19 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material adverse impact on the Corporation’s results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management, however that the possibility is remote that costs in excess of the range disclosed will have a material adverse impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2010, the Corporation had accrued obligations of $95 million for probable environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites.

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

Based on the Corporation’s review of 2011 activity, it was determined that no adjustment to the accrual was required at September 30, 2011. The Corporation’s asbestos-related liability for pending and future claims was $690 million at September 30, 2011. Approximately 18 percent of the recorded liability related to pending claims and approximately 82 percent related to future claims.

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

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $50 million at September 30, 2011 and $50 million at December 31, 2010. At September 30, 2011 and December 31, 2010, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Sep 30, 2011	Dec 31, 2010
Receivables for defense costs – carriers with settlement agreements	$20	$12
Receivables for resolution costs - carriers with settlement agreements	166	236
Receivables for insurance recoveries - carriers without settlement agreements	50	50
Total	$236	$298

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $30 million for the third quarter of 2011 ($22 million in the third quarter of 2010) and $58 million in the first nine months of 2011 ($58 million in the first nine months of 2010) and was reflected in “Cost of sales.”

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

Conditional Asset Retirement Obligations
The Corporation has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $9 million at September 30, 2011 and $9 million at December 31, 2010. The discount rate used to calculate the Corporation’s asset retirement obligations was 1.78 percent at September 30, 2011 and 1.78 percent at December 31, 2010. These obligations are included in the consolidated balance sheets as “Other noncurrent obligations.”

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE I - NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable In millions	Sep 30, 2011	Dec 31, 2010
Notes payable – related companies	$14	$3
Period-end average interest rates	1.35%	1.35%

Long-Term Debt
In millions	2011 Average Rate	Sep 30, 2011	2010 Average Rate	Dec 31, 2010
Promissory notes and debentures:
Debentures due 2023	7.875%	$175	7.875%	$175
Debentures due 2025	6.79%	12	6.79%	12
Debentures due 2025	7.50%	150	7.50%	150
Debentures due 2096	7.75%	135	7.75%	200
Other facilities:
Pollution control/industrial revenue bonds, maturity 2012	5.09%	37	5.09%	37
Unamortized debt discount	—	(2)	—	(3)
Long term debt due within one year	—	(37)	—	—
Total long-term debt	—	$470	—	$571

Annual Installments on Long-Term Debt For Next Five Years at September 30, 2011 In millions
2011	$—
2012	$37
2013	$—
2014	$—
2015	$—
2016	$—

On March 22, 2011, the Corporation concluded a cash tender offer for $65 million aggregate principal amount of certain notes issued by the Corporation. As a result of the tender offer, the Corporation redeemed $65 million of the notes and recognized a $6 million pretax loss on early extinguishment of debt, included in “Sundry income (expense) – net” in the consolidated statements of income.

The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. At September 30, 2011, management believes the Corporation was in compliance with all of the covenants referred to above.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE J - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Defined Benefit Pension Plans:
Service cost	$6	$4	$18	$12
Interest cost	50	52	150	156
Expected return on plan assets	(64)	(66)	(190)	(198)
Amortization of prior service cost	2	2	6	6
Amortization of net loss	21	15	63	45
Net periodic benefit cost	$15	$7	$47	$21
Other Postretirement Benefits:
Interest cost	$5	$6	$15	$18
Net periodic benefit cost	$5	$6	$15	$18

NOTE K - RELATED PARTY TRANSACTIONS

The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s long-standing intercompany pricing policies. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) – net” in the consolidated statements of income. Purchases from that Dow subsidiary were $963 million in the third quarter of 2011 ($758 million in the third quarter of 2010) and $2,777 million during the nine-month period ended September 30, 2011 ($2,366 million during the nine-month period ended September 30, 2010).

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

In the first quarter of 2011, the master services agreement was amended to change the basis of cost allocation for general administrative and overhead type services from conversion costs to headcount and to include a 10 percent service fee. The new allocation basis includes certain costs that were previously charged to UCC based on the activities’ cost, including employee costs, as well as direct and indirect costs. This arrangement resulted in expense of approximately $12 million in the third quarter of 2011 and $37 million for the first nine months of 2011, for general administrative and overhead type services and the 10 percent service fee, included in “Sundry income (expense) – net.” The remaining activity-based costs were approximately $9 million for the third quarter of 2011 and $26 million for the first nine months of 2011 and were included in “Cost of sales.”

Under the master services agreement in place for 2010, costs related to general administrative and overhead services were allocated to UCC based on the Corporation’s and Dow’s relative manufacturing conversion costs. This arrangement resulted in an average quarterly charge of approximately $5 million in the first nine months of 2010, included in “Sundry income (expense) – net.”

Additionally, for services that Dow routinely charged based on effort, UCC was charged the cost of such services on a fully absorbed basis in 2010, which included direct and indirect costs. Certain Dow employees were contracted to UCC and Dow was reimbursed for all direct employment costs of such employees. These activity-based costs resulted in a quarterly charge of approximately $15 million in the third quarter of 2010 and $40 million for the first nine months of 2010, which were included in “Cost of sales.”

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At September 30, 2011, the Corporation had a note receivable of $3.7 billion ($4.3 billion at December 31, 2010) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 31, 2012. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At September 30, 2011, $881 million ($881 million at December 31, 2010) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

In September 2011, the Corporation declared and paid a dividend of $275 million to Dow; dividends to Dow totaled $675 million for the nine months ended September 30, 2011. In September 2010, the Corporation declared and paid a dividend of $150 million to Dow; dividends to Dow totaled $450 million for the nine months ended September 30, 2010.

The Corporation received cash dividends from its related company investments of $2 million in the third quarter of 2011 and $3 million during the nine-month period ended September 30, 2011. The Corporation received cash dividends from its related company investments of $19 million in the third quarter of 2010 and $39 million during the nine-month period ended September 30, 2010. These dividends are included in “Sundry income (expense) – net.”

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the three- and nine-month periods ended September 30, 2011, the most recent periods, compared with the three- and nine-month periods ended September 30, 2010, the corresponding periods in the preceding fiscal year.

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

RESULTS OF OPERATIONS
Total net sales for the third quarter of 2011 were $1,837 million compared with $1,703 million for the third quarter of 2010, an increase of 8 percent. Total net sales were $5,480 million for the first nine months of 2011 compared with $4,912 million for the first nine months 2010, an increase of 12 percent.

Net sales to related companies, principally to Dow based on market prices for the related products, for the third quarter of 2011 were $1,794 million compared with $1,663 million for the third quarter of 2010, an increase of 8 percent. Net sales to related companies were $5,340 million for the first nine months of 2011 compared with $4,781 million for the first nine months of 2010, an increase of 12 percent. Average selling prices for all products increased in the third quarter of 2011 compared with the third quarter of 2010, in response to significantly higher feedstock and energy costs. Sales volume decreased significantly for most products in the third quarter of 2011 compared to the third quarter of 2010, reflecting the stalled economic recovery and the Corporation's strategic decision to reduce monoethylene glycol and diethylene glycol production. In the third quarter of 2011, a planned maintenance turnaround at the Corporation's St. Charles, Louisiana polyethylene manufacturing facility also contributed to the decline in volume.

For the first nine months of 2011, average selling prices for all products were higher compared with the first nine months of 2010 in response to higher feedstock and energy and other raw material costs, with vinyl acetate monomers and polypropylene products reporting the most significant price increases. Sales volume decreased for most products in the first nine months of 2011 compared with the first nine months of 2010, reflecting the stalled U.S. economy and significant decrease in demand in the third quarter, planned maintenance turnarounds, and the strategic reduction in the manufacture of certain products.

Cost of sales increased 24 percent from $1,453 million in the third quarter of 2010 to $1,807 million in the third quarter of 2011, principally due to higher feedstock and energy and other raw material costs, increased turnaround costs and an overall unfavorable shift in product mix. On a year-to-date basis, cost of sales increased 12 percent from $4,518 million in the first nine months of 2010 to $5,052 million in the first nine months of 2011, principally due to higher feedstock and energy and other raw material costs, and increased turnaround costs.

Union Carbide Corporation and Subsidiaries

Research and development expenses were $12 million in the third quarter of 2011 compared with $10 million in the third quarter of 2010, an increase of 20 percent. Research and development expenses were $38 million in the first nine months of 2011 compared with $33 million in the first nine months of 2010, an increase of 15 percent. These increases were due to increased costs related to a strategic realignment of research and development resources.

On July 31, 2009, Dow entered into a definitive agreement that included the sale of certain specialty latex assets of the Corporation, located in the United States, Canada, Puerto Rico and Mexico, as required by the Federal Trade Commission for the approval of Dow’s acquisition of Rohm and Haas Company. The divestiture of these assets was completed on January 25, 2010. In the first quarter of 2010, the impact of this sale on the Corporation’s consolidated financial statements was a loss of $5 million related to additional impairments of these assets, which was shown as “Restructuring charges” in the consolidated statements of income.

Equity in earnings of nonconsolidated affiliates was $15 million in the third quarter of 2011 compared with $7 million in the third quarter of 2010. In the first nine months of 2011, equity in earnings of nonconsolidated affiliates was $50 million compared with $27 million for the first nine months of 2010. These increases were driven by improved earnings at Univation Technologies, LLC.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow and gains and losses on sales of investments and assets. Sundry income (expense) – net for the third quarter of 2011 was expense of $19 million compared with income of $6 million for the third quarter of 2010.  For the first nine months of 2011, Sundry income (expense) - net was expense of $73 million compared with income of $2 million in the first nine months of 2010. The increase in expense was primarily due to the impact of a change in cost allocation in a new master services agreement with Dow and a loss of $6 million related to the early extinguishment of debt in the first quarter of 2011. The master services agreement was amended to change the basis of cost allocation for general administrative and overhead type services from conversion costs to headcount and to include a 10 percent service fee. See Notes I and K to the Consolidated Financial Statements for additional information.

On July 27, 2011, Dow entered into a definitive agreement to sell Dow's global Polypropylene business to Braskem SA. The definitive agreement specified the assets and liabilities included in the sale which included the following Corporation assets: polypropylene manufacturing facility at Seadrift, Texas; railcars; inventory; business know-how; and certain product and process technology. The Corporation recognized a pretax gain of $5 million on the sale in the third quarter of 2011, included in "Sundry income (expense) - net." The Corporation's Polypropylene Licensing and Catalyst business and related catalyst facilities were excluded from the scope of the transaction. See Note C to the Consolidated Financial Statements for additional information.

Interest income was $7 million in the third quarter of 2011 compared with $12 million in the third quarter of 2010 and $28 million for the first nine months of 2011 compared with $43 million for the first nine months of 2010. These decreases were primarily due to lower interest rates in the current quarter and the first nine months of 2011.

Interest expense and amortization of debt discount was $9 million in the third quarter of 2011 compared with $6 million in the third quarter of 2010. For the nine months ended September 30, 2011, interest expense and amortization of debt discount was $27 million compared with $28 million in the first nine months of 2010. This decrease was primarily due to a reduction in long-term debt, which resulted from the early extinguishment of debt in the first quarter of 2011. See Note I to the Consolidated Financial Statements for additional information.

The Corporation reported a tax benefit of $12 million in the third quarter of 2011 due primarily to a carryover period extension of state investment tax credits. This compared with a tax provision of $95 million in the third quarter of 2010, which resulted in an effective tax rate of 37.1 percent. For the first nine months of 2011, the Corporation reported a tax provision of $104 million, which resulted in an effective tax rate of 29.0 percent. This compared with a tax provision of $93 million in the first nine months of 2010, which resulted in a lower effective tax rate of 23.8 percent primarily due to the reduction of a state tax liability during the first quarter of 2010. The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, dividends received from investments in related companies and the level of income relative to tax credits available.

Union Carbide Corporation and Subsidiaries

The Corporation reported net income of $22 million for the third quarter of 2011 compared with $161 million for the third quarter of 2010, and net income of $255 million for the first nine months of 2011 compared with $297 million for the first nine months of 2010. Net income for the three- and nine-month periods ending September 30, 2011 reflected margin compression caused by a significant increase in feedstock and energy and other raw material costs combined with a softening of demand amidst the stall in the economic recovery and an increase in supply, as off-line industry capacity returned to operations. An unfavorable product mix further reduced net income.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2011	2010
Claims unresolved at January 1	62,582	75,030
Claims filed	6,050	5,525
Claims settled, dismissed or otherwise resolved	(14,321)	(17,083)
Claims unresolved at September 30	54,311	63,472
Claimants with claims against both UCC and Amchem	16,761	19,844
Individual claimants at September 30	37,550	43,628

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

Based on the Corporation’s review of 2011 activity, it was determined that no adjustment to the accrual was required at September 30, 2011. The Corporation’s asbestos-related liability for pending and future claims was $690 million at September 30, 2011. Approximately 18 percent of the recorded liability related to pending claims and approximately 82 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs	Nine Months Ended		Aggregate Costs to
In millions	Sep 30, 2011	Sep 30, 2010	Date as of Sep 30, 2011
Defense costs	$58	$58	$832
Resolution costs	$38	$40	$1,561

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $30 million in the third quarter of 2011 ($22 million in the third quarter of 2010), and $58 million in the first nine months of 2011 ($58 million in the first nine months of 2010) and was reflected in “Cost of sales” in the consolidated statements of income.

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

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $50 million at September 30, 2011 and $50 million at December 31, 2010. At September 30, 2011 and December 31, 2010, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Sep 30, 2011	Dec 31, 2010
Receivables for defense costs - carriers with settlement agreements	$20	$12
Receivables for resolution costs - carriers with settlement agreements	166	236
Receivable for insurance recoveries - carriers without settlement agreements	50	50
Total	$236	$298

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments in asbestos-related matters occurred during the third quarter of 2011. For a summary of the history and current status of asbestos-related matters, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note H to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS.

The factors described below represent the Corporation's principal risks.

Global Economic Conditions: The Corporation operates in a global, competitive environment, which gives rise to operating and market risk.
The Corporation sells substantially all of its products to Dow, which operates in a competitive, global environment, and competes worldwide for sales. Increased levels of competition could result in lower prices or lower sales volumes, which could have a negative impact on the Corporation's operations.

Economic conditions around the world and in certain industries in which the Corporation does business also impact sales price and volume. As a result, an economic downturn in the geographic areas or industries in which UCC sells its products could reduce demand for these products and result in decreased sales volume, which could have a negative impact on UCC's results of operations.

In addition, the economic environment impacts the fair value of pension assets, which could trigger increased future funding requirements of the pension trust.

Raw Materials: Volatility in purchased feedstock and energy costs impacts the Corporation's operating costs and adds variability to earnings.
Purchased feedstock and energy costs account for a substantial portion of the Corporation's total production costs and operating expenses. When these costs increase the Corporation is not always able to immediately raise selling prices; and ultimately, the ability to pass on underlying cost increases is greatly dependent on market conditions. Conversely, when these costs decline, selling prices decline as well. As a result, volatility in these costs could negatively impact the Corporation's results of operations.

Union Carbide Corporation and Subsidiaries

Supply/Demand Balance: Earnings generated by the Corporation vary based in part on the balance of supply relative to demand within the industry.
The balance of supply relative to demand within the industry may be significantly impacted by the addition of new capacity, especially for basic commodities where capacity is generally added in large increments as world-scale facilities are built. This may disrupt industry balances and result in downward pressure on prices due to the increase in supply, which could negatively impact the Corporation's results of operations.

Financial Flexibility: Market conditions could reduce Dow's financial flexibility, which could impact the financial flexibility of the Corporation.
Dow's interest and dividend payments could increase Dow's vulnerability to adverse economic conditions and reduce Dow's flexibility to respond to changing business and economic conditions. In addition, the economic environment could result in a contraction in the availability of credit in the marketplace and reduce sources of liquidity for Dow. Since Dow is a service provider, material debtor, and the major customer of the Corporation, reduced financial flexibility for Dow could potentially impact the financial flexibility of the Corporation.

Environmental Compliance: Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as the assessment of strict liability and/or joint and several liability.
The Corporation is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At September 30, 2011, the Corporation had accrued obligations of $97 million ($95 million at December 31, 2010) for probable environmental remediation and restoration costs, including $19 million ($20 million at December 31, 2010) for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Corporation's operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities.

Litigation: The Company is party to a number of claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions.
The Corporation is involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters, including, but not limited to: product liability; trade regulation; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts; taxes; and commercial disputes. With the exception of the possible effect of the asbestos‑related liability described below, it is the opinion of the Corporation's management that the possibility is remote that the aggregate of all such claims and lawsuits will have a material adverse impact on the Corporation's consolidated financial statements.

The Corporation is and has been involved in a large number of asbestos‑related suits filed primarily in state courts during the past three decades. At September 30, 2011, the Corporation's asbestos‑related liability for pending and future claims was $690 million ($728 million at December 31, 2010) and the Corporation's receivable for insurance recoveries related to its asbestos liability was $50 million ($50 million at December 31, 2010). At September 30, 2011, the Corporation also had receivables of $186 million ($248 million at December 31, 2010) for insurance recoveries for defense and resolution costs.

Management believes that it is reasonably possible that the cost of disposing of the Corporation's asbestos‑related claims, including future defense costs, could have a material adverse impact on the Corporation's consolidated financial statements.

Union Carbide Corporation and Subsidiaries

Chemical Safety: Increased concerns regarding the safety of chemicals in commerce and their potential impact on the environment have resulted in more restrictive regulations from local, state and federal governments and could lead to new regulations.
Concerns regarding the safe use of chemicals in commerce and their potential impact on health and the environment reflect a growing trend in societal demands for increasing levels of product safety and environmental protection. These concerns could manifest themselves in stockholder proposals, preferred purchasing and continued pressure for more stringent regulatory intervention. These concerns could also influence public perceptions, the viability of the Corporation's products, the Corporation's reputation and the cost to comply with regulations. In addition, terrorist attacks and natural disasters have increased concerns about the security and safety of chemical production and distribution. These concerns could have a negative impact on the Corporation's results of operations.

Operational Event: A significant operational event could negatively impact the Corporation's results of operations.
As a diversified chemical manufacturing company, the Corporation's operations, the transportation of products or severe weather conditions and other natural phenomena (such as drought, hurricanes, earthquakes, tsunamis, floods, etc.) could result in an unplanned event that could be significant in scale and could negatively impact operations, neighbors or the public at large, which could have a negative impact on the Corporation's results of operations.

In the past, major hurricanes have caused significant disruption in UCC's operations on the U.S. Gulf Coast, logistics across the region, and the supply of certain raw materials, which had an adverse impact on volume and cost for some of UCC's products. Due to the Corporation's substantial presence on the U.S. Gulf Coast, similar severe weather conditions or other natural phenomena in the future could negatively affect UCC's results of operations.

Implementation of ERP system: Dow's implementation of an enterprise resource planning (“ERP”) system may adversely affect the Corporation's business and results of operations or the effectiveness of internal control over financial reporting.
During the first quarter of 2011, Dow began implementing a new ERP system that will deliver a new generation of information systems and work processes. Through the master services agreement, Dow provides accounting, treasury and procurement services to the Corporation. ERP implementations are complex and very time-consuming projects that involve substantial expenditures on system software and implementation activities that take several years. If Dow does not effectively implement the ERP system or if the system does not operate as intended, it could adversely affect financial reporting systems, the Corporation's ability to produce financial reports, and/or the effectiveness of internal control over financial reporting.

ITEM 6.  EXHIBITS.

See the Exhibit Index on page 27 of this Quarterly Report on Form 10-Q for exhibits filed with this report.

Union Carbide Corporation and Subsidiaries Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION CARBIDE CORPORATION
Registrant

Date: November 1, 2011
	By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Vice President and Controller
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

	By:	/s/ EUDIO GIL
Eudio Gil
Vice President, Treasurer and
Chief Financial Officer

Union Carbide Corporation and Subsidiaries Exhibit Index

EXHIBIT NO.	DESCRIPTION

10.5.9	Ninth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of September 30, 2011, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors.

10.7.5	Fifth Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of August 1, 2011, between the Corporation and The Dow Chemical Company.

23	Analysis, Research & Planning Corporation’s Consent.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.