Form 10-K
period 2011-12-31
UNION CARBIDE CORP /NEW/
filed 2012-02-15
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☑ No

At February 15, 2012, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE
None

Union Carbide Corporation

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2011

PART I

ITEM 1. BUSINESS.

THE CORPORATION

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

Dow conducts its worldwide operations through global businesses, and the Corporation's business activities comprise components of Dow's global businesses rather than stand-alone operations. Because there are no separable reportable business segments for UCC and no detailed business information is provided to a chief operating decision maker regarding the Corporation's stand-alone operations, the Corporation's results are reported as a single operating segment. In addition, in order to simplify the customer interface process, the Corporation sells substantially all its products to Dow. Products are sold to Dow at market-based prices, in accordance with the terms of Dow's long-standing intercompany pricing policies.

BUSINESS AND PRODUCTS

The following is a description of the Corporation's principal products.

Ethylene Oxide/Ethylene Glycol (“EO/EG”) - ethylene oxide (“EO”), a chemical intermediate primarily used in the manufacture of monoethylene glycol (“MEG”), polyethylene glycol, glycol ethers, ethanolamines, surfactants and other performance chemicals and polymers; di- and triethylene glycol, used in a variety of applications, including boat construction, shoe manufacturing, natural gas-drying and other moisture-removing applications, and plasticizers for safety glasses; and tetraethylene glycol, used predominantly in the production of plasticizers for automotive windows. MEG is used extensively in the production of polyester fiber, resin and film, automotive antifreeze and engine coolants, and aircraft anti-icing and deicing fluids.

Industrial Chemicals and Polymers - broad range of products for specialty applications, including pharmaceutical, animal food supplements, personal care, industrial and household cleaning, coatings for beverage and food cans, industrial coatings and many other industrial uses. Product lines include acrolein and derivatives, CARBOWAX™ and CARBOWAX™ SENTRY™ polyethylene glycols and methoxypolyethylene glycols, TERGITOL™ and TRITON™ surfactants, UCAR™ deicing fluids, UCARTHERM™ heat transfer fluids and UCON™ fluids.

Polyethylene - includes FLEXOMER™ very low density polyethylene resins used as impact modifiers in other polymers and to produce flexible hose and tubing, frozen-food bags and stretch wrap; TUFLIN™ linear low density and UNIVAL™ high density polyethylene resins used in high-volume applications such as housewares; milk, water, bleach and detergent bottles; grocery sacks; trash bags; packaging; and water and gas pipe.

Polypropylene - end-use applications include upholstery; hygiene articles; packaging films; thin wall food containers and serviceware; industrial containers; housewares and appliances; heavy-duty tapes and ropes; and automobile interior panels and trim. See "Divestitures" discussion below.

Solvents and Intermediates - includes oxo aldehydes, acids and alcohols used as chemical intermediates and industrial solvents and in herbicides, plasticizers, paint dryers, jet-turbine lubricants, lube oil additives, and food and feed preservatives; and esters, which serve as solvents in industrial coatings and printing inks and in the manufacturing processes for pharmaceuticals and polymers.

Technology Licensing and Catalysts - includes licensing and supply of related catalysts for the UNIPOL™ polypropylene process, catalysts supply for the METEOR™ process for EO/EG and the LP OXO™ process for oxo alcohols; licensing of the UNIPOL™ polyethylene process and sale of related catalysts (including metallocene catalysts) through Univation Technologies, LLC, a 50:50 joint venture with ExxonMobil; and licensing of the METEOR™ process for EO/EG and the LP OXO™ process for oxo alcohols through Dow Technology Investments LLC, a 50:50 joint venture with Dow Global Technologies LLC, a Dow subsidiary.

Vinyl Acetate Monomer - a building block for the manufacture of a variety of polymers used in water-based emulsion paints, adhesives, paper coatings, textiles, safety glass and acrylic fibers.

Water Soluble Polymers - polymers used to enhance the physical and sensory properties of end-use products in a wide range of applications including food, paints and coatings, pharmaceuticals, oil and gas, personal care, building and construction, and other specialty applications. Key product lines include CELLOSIZE™ hydroxyethyl cellulose, POLYOX™ water-soluble resins, and products for hair and skin manufactured by Amerchol Corporation, a wholly owned subsidiary.

Electrical and Telecommunications - polyolefin-based compounds for high-performance insulation, semiconductives and jacketing systems for power distribution, telecommunications, and flame-retardant wire and cable. Key product lines include: REDI-LINK™ polyethylene-based wire and cable compounds, SI-LINK™ polyethylene-based low voltage insulation compounds, UNIGARD™ HP high-performance flame-retardant compounds, UNIGARD™ RE reduced emissions flame-retardant compounds, and UNIPURGE™ purging compounds.

Divestitures
On July 27, 2011, Dow entered into a definitive agreement to sell Dow's global Polypropylene business which included the following Corporation assets: polypropylene manufacturing facility at Seadrift, Texas; railcars; inventory; business know-how; and certain product and process technology. The Corporation's Polypropylene Licensing and Catalyst business and related catalyst facilities were excluded from the scope of this transaction. The sale was completed on September 30, 2011. See Note D to the Consolidated Financial Statements for additional information.

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

Research and Development
The Corporation is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes, and to develop new applications for existing products. Research and development expenses were $47 million in 2011, $43 million in 2010 and $48 million in 2009. In addition, certain of the Corporation's nonconsolidated affiliates conduct research and development within their business fields.

Patents, Licenses and Trademarks
The Corporation continually applies for and obtains U.S. and foreign patents that relate to a wide variety of products and processes, has a substantial number of pending patent applications throughout the world, and is licensed under a number of patents. At December 31, 2011 the Corporation owned 206 active U.S. patents and 792 active foreign patents related to a wide variety of products and processes. These patents expire as follows:

Remaining Life of Patents Owned at December 31, 2011
	United States	Foreign
Within 5 years	93	202
6 to 10 years	88	404
11 to 15 years	22	186
16 to 20 years	3	—
Total	206	792

The Corporation also has a large number of trademarks. Although the Corporation considers that its patents, licenses and trademarks in the aggregate constitute a valuable asset, it does not regard its business as being materially dependent on any single or group of related patents, licenses or trademarks.

Principal Partly Owned Companies
UCC's principal nonconsolidated affiliates at December 31, 2011 and the Corporation's ownership interest in each are listed below:

•	Nippon Unicar Company Limited - 50 percent - a Japan-based manufacturer of polyethylene and specialty polyethylene compounds.

•	Univation Technologies, LLC - 50 percent - a U.S. company that develops, markets and licenses polyethylene process technology and related catalysts.

Financial Information about Foreign and Domestic Operations and Export Sales
In 2011, the Corporation derived 32 percent of its trade sales to external customers from customers outside the United States and had 2 percent of its property investment located outside the United States. See Note R to the Consolidated Financial Statements for information on sales to external customers and long-lived assets by geographic area.

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
Purchased feedstock and energy costs account for a substantial portion of the Corporation's total production costs and operating expenses. When these costs increase, the Corporation is not always able to immediately raise selling prices; and ultimately, the ability to pass on underlying cost increases is greatly dependent on market conditions. Conversely, when these costs decline, selling prices decline as well. As a result, volatility in these costs could negatively impact the Corporation's results of operations.

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

Environmental Compliance: The costs of complying with evolving regulatory requirements could negatively impact the Corporation's financial statements. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as the assessment of strict liability and/or joint and several liability.
The Corporation is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, greenhouse gas emissions and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At December 31, 2011, the Corporation had accrued obligations of $101 million ($95 million at December 31, 2010) for probable environmental remediation and restoration costs, including $21 million ($20 million at December 31, 2010) for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Corporation's operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities.

Litigation: The Corporation is party to a number of claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental regulation and other actions.
The Corporation is involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters, including, but not limited to: product liability; trade regulation; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts; taxes; and commercial disputes. With the exception of the possible effect of the asbestos-related liability described below, it is the opinion of the Corporation's management that the possibility is remote that the aggregate of all such claims and lawsuits will have a material adverse impact on the Corporation's consolidated financial statements.

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. At December 31, 2011, the Corporation's asbestos-related liability for pending and future claims was $668 million ($728 million at December 31, 2010) and the Corporation's receivable for insurance recoveries related to its asbestos liability was $40 million ($50 million at December 31, 2010). At December 31, 2011, the Corporation also had receivables of $178 million ($248 million at December 31, 2010) for insurance recoveries for defense and resolution costs.

Management believes that it is reasonably possible that the cost of disposing of the Corporation's asbestos-related claims, including future defense costs, could have a material impact on the Corporation's consolidated financial statements.

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
As a diversified chemical manufacturing company, the Corporation's operations, the transportation of products, cyber attacks or severe weather conditions and other natural phenomena (such as drought, hurricanes, earthquakes, tsunamis, floods, etc.) could result in an unplanned event that could be significant in scale and could negatively impact operations, neighbors or the public at large, which could have a negative impact on the Corporation's results of operations.

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

United States:	Hahnville, Louisiana; Texas City and Seadrift, Texas.

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

It is the opinion of UCC's management that it is reasonably possible that the cost of disposing of its asbestos-related claims, including future defense costs, could have a material impact on the Corporation's results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

For additional information, see Asbestos-Related Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note L to the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Corporation is a wholly owned subsidiary of Dow; therefore, there is no public trading market for the Corporation's common stock.

ITEM 6. SELECTED FINANCIAL DATA.

Omitted pursuant to General Instruction I of Form 10‑K.

Union Carbide Corporation and Subsidiaries
Item 7. Management's Discussion and Analysis of Financial Condition
and Results of Operations.

Pursuant to General Instruction I of Form 10-K “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the year ended December 31, 2011, the most recent fiscal year, compared with the year ended December 31, 2010, the fiscal year immediately preceding it.

References below to “Dow” refer to The Dow Chemical Company and its consolidated subsidiaries, except as otherwise indicated by the context.

Dow conducts its worldwide operations through global businesses, and Union Carbide Corporation's (the “Corporation” or “UCC”) business activities comprise components of Dow's global operations rather than stand-alone operations. Because there are no separable reportable business segments for UCC and no detailed business information is provided to a chief operating decision maker regarding the Corporation's stand-alone operations, the Corporation's results are reported as a single operating segment.

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

Results of Operations
Total net sales for 2011 were $6,966 million, compared with $6,505 million for 2010, an increase of 7 percent. Net sales to related companies, principally to Dow, were $6,780 million for 2011, compared with $6,337 million for 2010, an increase of 7 percent. Selling prices to Dow are based on market prices for the related products.

Average selling prices for all products increased in 2011 compared with 2010, in response to significantly higher feedstock and other raw material costs, with ethylene glycol, polypropylene and vinyl acetate monomer products reporting the most significant price increases. Sales volume decreased in most product lines in 2011 compared with 2010, reflecting the stalled economic recovery and a significant decrease in demand in the last half of 2011, planned maintenance turnarounds, and a strategic reduction in the manufacture of certain products. Volume in 2011 was also impacted by the sale of the Polypropylene business in the third quarter of 2011. See Note D to the Consolidated Financial Statement for additional information on the Corporation's divestiture activities.

Cost of sales increased 9 percent from $5,940 million in 2010 to $6,493 million in 2011, principally due to higher feedstock and other raw material costs, and increased turnaround costs.

Research and development (“R&D”) expenses were $47 million in 2011, compared with $43 million in 2010. The increase of $4 million was due to increased costs related to a strategic realignment of research and development resources.

In 2010, the Corporation recognized a net $2 million of restructuring charges, which included an additional $5 million asset impairment related to the completion of the divestiture of certain assets under the 2009 restructuring plan and a $3 million reduction in the reserve related to the 2008 restructuring plan. See Note C to the Consolidated Financial Statements for additional information on the Corporation's restructuring activities.

Following the December 2010 completion of a study to review its asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims (excluding future defense and processing costs) by $54 million in the fourth quarter of 2010. The reduction was shown as “Asbestos-related credit” in the consolidated statements of income (see Note L to the Consolidated Financial Statements).

Equity in earnings of nonconsolidated affiliates was $69 million in 2011, up from $50 million in 2010 due to improved earnings at Univation Technologies, LLC. For additional information on nonconsolidated affiliates, see Note G to the Consolidated Financial Statements.

Sundry income (expense) - net includes a variety of income and expense items such as dividend income, the gain or loss on foreign currency exchange, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) - net for 2011 was expense of $96 million compared with expense of $10 million in 2010. The increase in expense was primarily due to the impact of a change in cost allocation in a new master services agreement with Dow and a loss of $6 million related to the early extinguishment of debt in 2011. The master services agreement was amended to change the basis of cost allocation for general administrative and overhead type services from conversion costs to headcount and to include a 10 percent service fee. See Notes K, M and P to the Consolidated Financial Statements for additional information.

Interest income for 2011 was $33 million, compared with $55 million in 2010. Interest income decreased due to a lower outstanding note receivable with Dow during 2011, combined with lower interest rates. Interest expense and amortization of debt discount for 2011 was $34 million, down from $37 million for 2010.

The provision for income taxes was $119 million in 2011, compared with $160 million in 2010. The Corporation's overall effective tax rate was 30.7 percent for 2011, compared with 25.8 percent for 2010. The Corporation's effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, dividends received from investments in related companies and the level of income relative to tax credits available. The underlying factors affecting UCC's overall effective tax rates are summarized in Note Q to the Consolidated Financial Statements. The Patient Protection and Affordable Care Act, signed on March 23, 2010, eliminated the tax deduction related to Medicare Part D subsidy. The impact of this legislation was immaterial to the Corporation's consolidated financial statements.

The Corporation reported net income of $269 million in 2011, compared with $459 million for 2010. Net income reflected margin compression caused by a significant increase in feedstock and other raw material costs combined with a softening of demand, amidst the stall in the economic recovery and an increase in supply as off-line industry capacity returned to operations.

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

Asbestos-Related Matters
The Corporation and a former subsidiary, Amchem Products, Inc. (“Amchem”), are and have been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. The Corporation also increased the receivable for insurance recoveries related to its asbestos liability to $1.35 billion at December 31, 2002. Since then, the Corporation has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the asbestos-related liability continues to be appropriate. In addition, the Corporation has requested ARPC to review the Corporation's historical asbestos claim and resolution activity each November since 2004 to determine the appropriateness of updating the most recent ARPC study.

In November 2010, the Corporation requested ARPC to review the Corporation's historical asbestos claim and resolution activity and determine the appropriateness of updating its then most recent study completed in December 2008. In response to that request, ARPC reviewed and analyzed data through October 31, 2010. The resulting study, completed by ARPC in December 2010, stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2025 was estimated to be between $744 million and $835 million. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2010 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

In December 2010, based on ARPC's December 2010 study and the Corporation's own review of asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $744 million. The reduction was $54 million and was shown as “Asbestos-related credit” in the consolidated statements of income. At December 31, 2010, the asbestos-related liability for pending and future claims was $728 million.

In November 2011, the Corporation requested ARPC to review the Corporation's 2011 asbestos claim and resolution activity and determine the appropriateness of updating its December 2010 study. In response to that request, APRC reviewed and analyzed data through October 31, 2011. In January 2012, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation's own review of the asbestos claim and resolution activity and ARPC's response, the Corporation determined that no change to the accrual was required. At December 31, 2011, the Corporation's asbestos-related liability for pending and future claims was $668 million.

The Corporation's receivable for insurance recoveries related to its asbestos liability was $40 million at December 31, 2011. At December 31, 2011, all of the receivable for insurance recoveries were related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

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

For additional information, see Part I, Item 3. Legal Proceedings; Asbestos-Related Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations; and Note L to the Consolidated Financial Statements.

Environmental Matters
The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. In the case of landfills and other active waste management facilities, UCC recognizes the costs over the useful life of the facility. At December 31, 2011, the Corporation had accrued obligations of $101 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately twice that amount. At December 31, 2010, the Corporation had accrued obligations of $95 million for probable environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites. For further discussion, see Environmental Matters in Notes A and L to the Consolidated Financial Statements.

Pension Plans and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could have been settled at December 31, 2011, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note N to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and therefore affect expense recognized and obligations recorded in future periods.

The Corporation determines the expected long-term rate of return on plan assets by performing a detailed analysis of key economic and market factors driving historical returns for each asset class and formulating a projected return based on factors in the current environment. Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads, and other valuation measures and market metrics. The expected long-term rate for each asset class is then weighted based on the strategic asset allocation approved by the governing body for each plan. The Corporation's historical experience with the pension fund asset performance is also considered. A similar process is followed in determining the expected long-term rate of return for assets held by the Corporation's other postretirement benefit plan trust. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2011 was 7.40 percent. This assumption decreased to 6.90 percent for determining 2012 net periodic pension expense. Future actual pension income/expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Corporation's pension plans.

The discount rates utilized to measure the pension and other postretirement benefit obligations are based on the yield on high-quality fixed income investments at the measurement date. Future expected actuarially determined cash flows of the plan are matched against the Towers Watson RATE:Link yield curve (based on 60th to 90th percentile bond yields) to arrive at a single discount rate by plan. The discount rate was 4.85 percent at December 31, 2011 and 5.35 percent at December 31, 2010.

The value of the qualified plan assets totaled $3.4 billion at December 31, 2011, unchanged from December 31, 2010. The underfunded status of the qualified plan, net of benefit obligations increased $176 million at December 31, 2011, compared with December 31, 2010. The increase was primarily due to the lower discount rates. For 2012, the Corporation expects to make cash contributions of approximately $156 million to its pension and other postretirement benefit plans.

The assumption for the long-term rate of increase in compensation levels was 4.50 percent, consistent with 2010. Since 2002, the Corporation has used a generational mortality table to determine the duration of its pension and other postretirement obligations.

The Corporation bases the determination of pension expense on a market-related valuation of plan assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2011, $115 million of net losses remain to be recognized in the calculation of the market-related value of plan assets. These net losses will result in increases in future pension expense as they are recognized in the market-related value of assets and are a component of the total net loss of $1,626 million for 2011 shown under “Pretax amounts recognized in AOCI at December 31” in the table entitled “Change in Projected Benefit Obligations, Plan Assets and Funded Status of all Significant Plans” included in Note N to the Consolidated Financial Statements. The remaining $1,511 million of net losses represents cumulative changes in plan experience and actuarial assumptions.

The net decrease in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

Net Decrease (Increase) in Market-Related Asset Value due to Recognition of Prior Gains and Losses In millions
2012	$169
2013	(35)
2014	(23)
2015	4
Total	$115

Based on the 2012 pension assumptions and changes in the market-related value of assets due to the recognition of prior asset losses, the Corporation expects net periodic benefit costs to increase approximately $39 million for pension and other postretirement benefits in 2012 compared with 2011.

A 25 basis point adjustment in the long-term return on assets assumption would change total pension expense for 2012 by $9 million. A 25 basis point adjustment in the discount rate assumption would change the total pension expense for 2012 by $6 million.

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

At December 31, 2011, the Corporation had a net deferred tax asset balance of $738 million, after valuation allowances of $121 million. In evaluating the ability to realize the deferred tax assets, the Corporation relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

At December 31, 2011, the Corporation had deferred tax assets for tax loss and tax credit carryforwards of $100 million, of which $16 million is subject to expiration in the years 2012-2016. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Corporation needs taxable income of approximately $486 million across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2012-2016 is $205 million.

The Corporation recognizes the financial statement effects of an uncertain tax position when it is more likely than not, based on technical merits, that the position will be sustained. At December 31, 2011, the Corporation had a liability for uncertain tax positions of $161 million.

The Corporation accrues for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. At December 31, 2011, the Corporation had a non-income tax contingency reserve of $10 million. For additional information, see Note Q to the Consolidated Financial Statements.

Environmental Matters
Environmental Policies
The Corporation is committed to world-class environmental, health and safety (“EH&S”) performance, as demonstrated by a long-standing commitment to Responsible Care®, as well as a strong commitment to achieve the Corporation's 2015 Sustainability Goals - goals that set the standard for sustainability in the chemical industry by focusing on improvements in UCC's local corporate citizenship and product stewardship, and by actively pursuing methods to reduce the Corporation's environmental impact.

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

Chemical Security
Public and political attention continues to be placed on the protection of U.S. critical infrastructure, including the chemical industry, from security threats. Terrorist attacks and natural disasters have increased concern about the security and safety of chemical production and distribution. The focus on security is not new to UCC. UCC continues to improve its security plans, placing emphasis on the safety of UCC communities and people by being prepared to meet risks at any level and to address both internal and external identifiable risks. UCC's security plans are also developed to avert interruptions of normal business work operations, which could have a material impact on the Corporation's results of operations, liquidity and financial condition.

UCC is a Responsible Care® company and adheres to the Responsible Care® Security Code, which requires that all aspects of security - including facility, transportation, and cyberspace - be assessed and gaps addressed. Through global implementation of the Security Code, including voluntary security enhancements and upgrades made since 2002, UCC has permanently heightened the level of security - not just in the United States, but worldwide. In addition, UCC uses a risk-based approach employing the U.S. Government's Sandia National Labs methodology to repeatedly assess the risks to sites, systems and processes. UCC has expanded its comprehensive Distribution Risk Review process that had been in place for decades to address potential threats in all modes of transportation across its supply chain. To reduce vulnerabilities, UCC maintains security measures that meet or exceed regulatory and industry security standards in all areas in which UCC operates. Assessment and improvement costs are not considered material to the Corporation's consolidated financial statements.

UCC continually works to strengthen partnerships with local responders, law enforcement and security agencies, and to enhance confidence in the integrity of its security and risk management program as well as strengthen its preparedness and response capabilities. UCC also works closely with its supply chain partners and strives to educate lawmakers, regulators and communities about its resolve and actions to date which are mitigating security and crisis threats.

Climate Change
UCC takes global climate change very seriously and is committed to continuing to aggressively manage the Corporation's absolute emissions footprint for all greenhouse gases ("GHGs"), developing efficient products and processes and, over the longer term, implementing technology solutions to achieve even greater climate change improvements. Through internal energy efficiency programs and focused GHG management efforts, the Corporation has significantly reduced its GHG emissions footprint.

Environmental Remediation
UCC accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, UCC recognizes the costs over the useful life of the facility. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note A to the Consolidated Financial Statements. To assess the impact on the consolidated financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had an accrued liability of $80 million at December 31, 2011 and $75 million at December 31, 2010 related to the remediation of current or former UCC-owned sites.

In addition to current and former UCC-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as “Superfund Law”), UCC is liable for remediation of other hazardous waste sites where UCC allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Because Superfund Law imposes joint and several liability upon each party at a site, UCC has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties (“PRPs”) at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management's estimate of the Corporation's remaining liability for the remediation of Superfund sites was $21 million at December 31, 2011 and $20 million at December 31, 2010, which has been accrued, although the ultimate cost with respect to these sites could exceed that amount. The Corporation has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites	UCC-owned Sites (1)		Superfund Sites (2)
	2011	2010	2011	2010
Number of sites at January 1	32	31	59	58
Sites added during year	1	1	3	5
Sites closed during year	(2)	—	(2)	(4)
Number of sites at December 31	31	32	60	59
(1) UCC-owned sites are sites currently or formerly owned by UCC, where remediation obligations are imposed (in the United States) by the Resource Conservation Recovery Act or analogous state law.
(2) Superfund sites are sites, including sites not owned by UCC, where remediation obligations are imposed by Superfund Law.

In total, the Corporation's accrued liability for probable environmental remediation and restoration costs was $101 million at December 31, 2011, compared with $95 million at December 31, 2010. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation's management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation's results of operations, financial condition and cash flows.

The amounts charged to income on a pretax basis related to environmental remediation totaled $41 million in 2011 and $45 million in 2010. The amounts charged to income on a pretax basis related to operating the Corporation's pollution abatement facilities totaled $84 million in 2011 and $80 million in 2010. Capital expenditures for environmental protection were $4 million in 2011 and $3 million in 2010.

Asbestos-Related Matters
Introduction
The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC's premises, and UCC's responsibility for asbestos suits filed against a former UCC subsidiary, Amchem Products, Inc. (“Amchem”). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to the Corporation's products.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem:

	2011	2010	2009
Claims unresolved at January 1	62,582	75,030	75,706
Claims filed	7,810	7,731	8,455
Claims settled, dismissed or otherwise resolved	(17,167)	(20,179)	(9,131)
Claims unresolved at December 31	53,225	62,582	75,030
Claimants with claims against both UCC and Amchem	(16,304)	(18,890)	(24,146)
Individual claimants at December 31	36,921	43,692	50,884

Plaintiffs' lawyers often sue numerous defendants in individual lawsuits or on behalf of numerous claimants. As a result, the damages alleged are not expressly identified as to UCC, Amchem or any other particular defendant, even when specific damages are alleged with respect to a specific disease or injury. In fact, there are no personal injury cases in which only the Corporation and/or Amchem are the sole named defendants. For these reasons and based upon the Corporation's litigation and settlement experience, the Corporation does not consider the damages alleged against it and Amchem to be a meaningful factor in its determination of any potential asbestos-related liability.

Estimating the Liability
Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Since then, the Corporation has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the accrual continues to be appropriate. In addition, the Corporation has requested ARPC to review Union Carbide's historical asbestos claim and resolution activity each November since 2004 to determine the appropriateness of updating the most recent ARPC study.

In November 2009, the Corporation requested ARPC to review the Corporation's 2009 asbestos claim and resolution activity and determine the appropriateness of updating its then most recent study completed in December 2008. In response to that request, ARPC reviewed and analyzed data through October 31, 2009. In December 2009, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation's own review of the asbestos claim and resolution activity and ARPC's response, the Corporation determined that no change to the accrual was required. At December 31, 2009, the Corporation's asbestos-related liability for pending and future claims was $839 million.

In November 2010, the Corporation requested ARPC to review the Corporation's historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2008 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2010. The resulting study, completed by ARPC in December 2010, stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense and processing costs, through 2025 was estimated to be between $744 million and $835 million. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2010 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

In December 2010, based on ARPC's December 2010 study and the Corporation's own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $744 million, which covered the 15-year period ending 2025, excluding future defense and processing costs. The reduction was $54 million and was shown as “Asbestos-related credit” in the consolidated statements of income. At December 31, 2010, the asbestos-related liability for pending and future claims was $728 million.

In November 2011, the Corporation requested ARPC to review the Corporation's 2011 asbestos claim and resolution activity and determine the appropriateness of updating its December 2010 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2011. In January 2012, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation's own review of the asbestos claim and resolution activity and ARPC's response, the Corporation determined that no change to the accrual was required. At December 31, 2011, the Corporation's asbestos-related liability for pending and future claims was $668 million.

At December 31, 2011, approximately 18 percent of the recorded liability related to pending claims and approximately 82 percent related to future claims. At December 31, 2010, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs				Aggregate Costs
In millions	2011	2010	2009	to Date as of Dec. 31, 2011
Defense costs	$88	$87	$62	$862
Resolution costs	$60	$43	$94	$1,583

The average resolution payment per asbestos claimant and the rate of new claim filings has fluctuated both up and down since the beginning of 2001. The Corporation's management expects such fluctuations to continue in the future based upon a number of factors, including the number and type of claims settled in a particular period, the jurisdictions in which such claims arose, and the extent to which any proposed legislative reform related to asbestos litigation is being considered.

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $88 million in 2011, $73 million in 2010 and $58 million in 2009, and was reflected in “Cost of sales” in the consolidated statements of income.

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

The Corporation's receivable for insurance recoveries related to its asbestos liability was $40 million at December 31, 2011 and $50 million at December 31, 2010. At December 31, 2011 and December 31, 2010, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes the Corporation's receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs at December 31 In millions	2011	2010
Receivables for defense costs - carriers with settlement agreements	$20	$12
Receivables for resolution costs - carriers with settlement agreements	158	236
Receivables for insurance recoveries - carriers without settlement agreements	40	50
Total	$218	$298

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

Because of the uncertainties described above, management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing the Corporation and Amchem. Management believes that it is reasonably possible that the cost of disposing of the Corporation's asbestos-related claims, including future defense costs, could have a material impact on the Corporation's results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

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

On November 28, 2008, Dow entered into a Joint Venture Formation Agreement (“JVFA”) with PIC that provided for the establishment of K-Dow. To form the joint venture Dow would transfer, by way of contribution and sale to K-Dow, assets used in the research, development, manufacture, distribution, marketing and sale of polyethylene, polypropylene, polycarbonate, polycarbonate compounds and blends, ethyleneamines, ethanolamines, and related licensing and catalyst technologies; and K-Dow would assume certain related liabilities. It was anticipated that a significant part (but not substantially all) of UCC's U.S.-based manufacturing assets would be included in the new joint venture.

Failure to Close
On December 31, 2008, Dow received a written notice from PIC with respect to the JVFA advising Dow of PIC's position that certain conditions to closing were not satisfied and, therefore, PIC was not obligated to close the transaction. On January 2, 2009, PIC refused to close the K-Dow transaction in accordance with the JVFA. Dow disagrees with the characterizations and conclusions expressed by PIC in the written notice and Dow has informed PIC that it breached the JVFA. On January 6, 2009, Dow announced that it would seek to fully enforce its rights under the terms of the JVFA and various related agreements.

Arbitration
Dow's claims against PIC are subject to an agreement between the parties to arbitrate under the Rules of Arbitration of the International Chamber of Commerce. On February 18, 2009, Dow initiated arbitration proceedings against PIC alleging that PIC breached the JVFA by failing to close the transaction on January 2, 2009, and as a result, Dow suffered substantial damages. Dow is seeking damages in excess of $2.5 billion in the arbitration proceeding. The parties have now completed their briefing, submissions of evidence, and oral arguments to the three-member arbitration tribunal. The record on the merits is now closed, and Dow anticipates a decision in early 2012.

Union Carbide Corporation and Subsidiaries
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

UCC's business operations give rise to market risk exposure due to changes in foreign exchange rates and interest rates. To manage such risks effectively, the Corporation can enter into hedging transactions, pursuant to established guidelines and policies that enable it to mitigate the adverse effects of financial market risk. The Corporation does not hold derivative financial instruments for trading purposes.

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

UCC uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential gain or loss in fair market values given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Corporation is a historical simulation model which captures the co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The 2011 and 2010 year-end and average daily VAR for the aggregate of all positions are shown below:

Total Daily VAR at December 31	2011		2010
In millions	Year-end	Average	Year-end	Average
Interest rate	$29	$18	$21	$19

Increased volatility contributed to the increase in VAR at year end. See Note I to the Consolidated Financial Statements for further disclosure regarding market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Union Carbide Corporation

We have audited the accompanying consolidated balance sheets of Union Carbide Corporation and subsidiaries (the "Corporation") as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Carbide Corporation and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP Midland, Michigan February 15, 2012

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

(In millions) For the years ended December 31	2011	2010	2009
Net trade sales	$186	$168	$165
Net sales to related companies	6,780	6,337	4,899
Total Net Sales	6,966	6,505	5,064
Cost of sales	6,493	5,940	4,457
Research and development expenses	47	43	48
Selling, general and administrative expenses	10	13	10
Restructuring charges	—	2	161
Asbestos-related credit	—	54	—
Equity in earnings of nonconsolidated affiliates	69	50	45
Sundry income (expense) - net	(96)	(10)	479
Interest income	33	55	65
Interest expense and amortization of debt discount	34	37	42
Income Before Income Taxes	388	619	935
Provision for income taxes	119	160	239
Net Income Attributable to Union Carbide Corporation	$269	$459	$696
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

(In millions) At December 31	2011	2010
Assets
Current Assets
Cash and cash equivalents	$26	$22
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2011: $1; 2010: $1)	23	27
Related companies	385	403
Other	127	159
Notes receivable from related companies	3,346	4,335
Inventories	207	194
Deferred income taxes and other current assets	93	87
Total current assets	4,207	5,227
Investments
Investments in related companies	971	972
Investments in nonconsolidated affiliates	132	131
Other investments	6	10
Noncurrent receivables	45	46
Noncurrent receivables from related companies	136	125
Total investments	1,290	1,284
Property
Property	7,099	7,080
Less accumulated depreciation	5,745	5,640
Net property	1,354	1,440
Other Assets
Intangible assets (net of accumulated amortization 2011: $141; 2010: $140)	8	7
Deferred income tax assets - noncurrent	675	579
Asbestos-related insurance receivables - noncurrent	172	220
Deferred charges and other assets	53	67
Total other assets	908	873
Total Assets	$7,759	$8,824
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$15	$3
Long-term debt due within one year	37	—
Accounts payable:
Trade	256	267
Related companies	382	527
Other	31	30
Income taxes payable	—	140
Asbestos-related liabilities - current	73	78
Accrued and other current liabilities	157	185
Total current liabilities	951	1,230
Long-Term Debt	470	571
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	1,062	894
Asbestos-related liabilities - noncurrent	608	663
Other noncurrent obligations	179	188
Total other noncurrent liabilities	1,849	1,745
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	312	312
Retained earnings	5,307	5,990
Accumulated other comprehensive loss	(1,132)	(1,026)
Union Carbide Corporation's stockholder's equity	4,487	5,276
Noncontrolling interests	2	2
Total equity	4,489	5,278
Total Liabilities and Equity	$7,759	$8,824
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2011	2010	2009
Operating Activities
Net Income	$269	$459	$696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	270	274	297
Credit for deferred income tax	(43)	(40)	(69)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	4	(9)	(9)
Net gains on sales of property	(5)	(2)	(3)
Restructuring charges	—	2	159
Asbestos-related credit	—	(54)	—
Pension contributions	(48)	(2)	(2)
Net loss on early extinguishment of debt	6	—	—
Gain on sale of ownership interest in nonconsolidated affiliates	—	—	(339)
Changes in assets and liabilities:
Accounts and notes receivable	12	(16)	20
Related company receivables	1,007	(218)	(459)
Inventories	(13)	13	(20)
Accounts payable	(10)	49	48
Related company payables	(132)	198	21
Other assets and liabilities	(140)	140	(94)
Cash provided by operating activities	1,177	794	246
Investing Activities
Capital expenditures	(168)	(157)	(101)
Proceeds from sale of ownership interest in nonconsolidated affiliates	—	—	671
Change in noncurrent receivable from related company	(11)	(24)	85
Proceeds from sales of property	19	2	6
Purchases of investments	(11)	(53)	(30)
Proceeds from sales of investments	17	38	30
Cash provided by (used in) investing activities	(154)	(194)	661
Financing Activities
Dividends paid to stockholder	(950)	(600)	(660)
Payments on long-term debt	(69)	—	(249)
Cash used in financing activities	(1,019)	(600)	(909)
Summary
Increase (Decrease) in cash and cash equivalents	4	—	(2)
Cash and cash equivalents at beginning of year	22	22	24
Cash and cash equivalents at end of period	$26	$22	$22
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

(In millions) For the years ended December 31	2011	2010	2009
Common Stock
Balance at beginning and end of year	$—	$—	$—
Additional Paid-in Capital
Balance at beginning and end of year	312	312	312
Retained Earnings
Balance at beginning of year	5,990	6,131	6,094
Net income	269	459	696
Dividends declared	(951)	(600)	(660)
Other	(1)	—	1
Balance at end of year	5,307	5,990	6,131
Accumulated Other Comprehensive Loss, Net of Tax
Cumulative translation adjustments at beginning of year	(55)	(61)	(61)
Translation adjustment	3	6	—
Balance at end of year	(52)	(55)	(61)
Pension and Other Postretirement Benefit Plans at beginning of year	(971)	(950)	(783)
Net prior service credit	3	3	3
Net loss	(112)	(24)	(170)
Balance at end of year	(1,080)	(971)	(950)
Accumulated Investment Gain at beginning of year	—	1	1
Net investment results	—	(1)	—
Balance at end of year	—	—	1
Accumulated derivative loss at beginning of year	—	—	(1)
Net hedging results	—	—	1
Balance at end of year	—	—	—
Total accumulated other comprehensive loss	(1,132)	(1,026)	(1,010)
Union Carbide Corporation's Stockholder's Equity	4,487	5,276	5,433
Noncontrolling interests	2	2	1
Total Equity	$4,489	$5,278	$5,434
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For years ended December 31	2011	2010	2009
Net Income Attributable to Union Carbide Corporation	$269	$459	$696
Other Comprehensive Income (Loss), Net of Tax (tax amounts shown below for 2011, 2010, 2009)
Cumulative translation adjustments	3	6	—
Cumulative unrealized losses on investments	—	(1)	—
Pension and other postretirement plans:
Net loss arising during period (net of tax of $(83), $(31), $(87))	(166)	(61)	(172)
Less: Amortization of prior service cost included in net periodic pension costs (net of tax of $2, $2, $2)	3	3	3
Less: Amortization of net loss included in net periodic pension costs (net of tax of $31, $22, $-)	54	37	2
Net gain on cash flow hedging derivative instruments	—	—	1
Total other comprehensive loss	(106)	(16)	(166)
Comprehensive Income Attributable to Union Carbide Corporation	$163	$443	$530
See Notes to the Consolidated Financial Statements.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
Except as otherwise indicated by the context, the terms “Corporation” and “UCC” as used herein mean Union Carbide Corporation and its consolidated subsidiaries. The accompanying consolidated financial statements of the Corporation were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Corporation exercises control and, when applicable, entities for which the Corporation has a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation. Investments in nonconsolidated affiliates (20-50 percent owned companies, joint ventures and partnerships) are accounted for using the equity method.

The Corporation is a wholly owned subsidiary of The Dow Chemical Company (“Dow”). In accordance with the accounting requirements for wholly owned subsidiaries, the presentation of earnings per share is not required and therefore is not provided.

Dow conducts its worldwide operations through global businesses, and the Corporation's business activities comprise components of Dow's global operations rather than stand-alone operations. The Corporation sells substantially all of its products to Dow at market-based prices, in accordance with Dow's long-standing intercompany pricing policy, in order to simplify the customer interface process. Because there are no separable reportable business segments for UCC and no detailed business information is provided to a chief operating decision maker regarding the Corporation's stand-alone operations, the Corporation's results are reported as a single operating segment.

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

Foreign Currency Translation
While the Corporation's consolidated subsidiaries are primarily based in the United States, the Corporation has small subsidiaries in Asia Pacific. For those subsidiaries, the local currency has been primarily used as the functional currency. Translation gains and losses of those operations that use local currency as the functional currency are included in the consolidated balance sheets in "Accumulated other comprehensive income (loss)" ("AOCI"). Where the U.S. dollar is used as the functional currency, foreign currency gains and losses are reflected in income.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the consolidated balance sheets in both “Accrued and other current liabilities” and “Other noncurrent obligations” at undiscounted amounts. Accruals for related insurance or other third-party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in the consolidated balance sheets as “Accounts receivable - Other.”

Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction and/or normal operation of a long-lived asset. Costs related to environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued when such costs are probable and reasonably estimable.

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

Gains and losses on derivatives that are designated and qualify as cash flow hedging instruments are recorded in AOCI, to the extent the hedges are effective, until the underlying transactions are recognized in income. To the extent effective, gains and losses on derivative and nonderivative instruments used as hedges of the Corporation's net investment in foreign operations are recorded in AOCI as part of the cumulative translation adjustment. The ineffective portions of cash flow hedges and hedges of net investment in foreign operations, if any, are recognized in income immediately.

Gains and losses on derivatives designated and qualifying as fair value hedging instruments, as well as the offsetting losses and gains on the hedged items, are reported in income in the same accounting period. Derivatives not designated as hedging instruments are marked-to-market at the end of each accounting period with the results included in income.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

Inventories
Inventories are stated at the lower of cost or market. The method of determining cost for each subsidiary varies among last-in, first-out (“LIFO”); first-in, first-out (“FIFO”); and average cost, and is used consistently from year to year.

The Corporation routinely exchanges and swaps raw materials and finished goods with other companies to reduce delivery time, freight and other transportation costs. These transactions are treated as non-monetary exchanges and are valued at cost.

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

Impairment and Disposal of Long-Lived Assets
The Corporation evaluates long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When undiscounted future cash flows are not expected to be sufficient to recover an asset's carrying amount, the asset is written down to its fair value based on bids received from third parties or a discounted cash flow analysis based on market participant assumptions.

Long-lived assets to be disposed of by sale are classified as held for sale and reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of and reported at the lower of carrying amount or fair value, and depreciation is recognized over the remaining useful life of the assets.

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

Investments in Related Companies
Investments in related companies consist of the Corporation's ownership interests in Dow subsidiaries located in North America, Europe and Latin America, which are accounted for using the cost method.

Investments
Investments in debt and marketable equity securities are classified as trading, available-for-sale or held-to-maturity. Investments classified as trading are reported at fair value with unrealized gains and losses related to mark-to-market adjustments included in income. Those classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in AOCI. Those classified as held-to-maturity are recorded at amortized cost. The cost of investments sold is determined by specific identification. The Corporation routinely reviews available-for-sale and held-to-maturity securities for other-than-temporary declines in fair value below the cost basis, and when events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the security is written down to fair value establishing a new cost basis.

Revenue
Substantially all of the Corporation's revenues are generated by sales to Dow. Approximately 99 percent of the Corporation's sales are related to sales of product; the remaining 1 percent is related to the licensing of patents and technology.

Revenue for product sales to related companies is recognized as risk and title to the product transfer to the related company, which occurs either at the time production is complete or free on board (“FOB”) UCC's manufacturing facility, in accordance with the sales agreement between the Corporation and Dow.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

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

Legal Costs
The Corporation expenses legal costs as incurred. Accruals for legal matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

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

Accounting Guidance Issued But Not Adopted as of December 31, 2011
In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards ("IFRS"). This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. A retrospective presentation for all comparative periods presented is required. The Corporation is currently evaluating the impact of adopting this guidance.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011 although early adoption is permitted. In December 2011, the FASB issued ASU 2011-12 "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," which defers certain aspects of ASU 2011-05 related to the presentation of reclassification adjustments. The adoption of the revised guidance on January 1, 2012 is not expected to have a material impact on the Corporation's consolidated financial statements. The new presentation will be included in the Corporation's Quarterly Reporting on Form 10-Q for the quarter ended March 31, 2012.

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which provides common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011. The adoption of this guidance on January 1, 2012 is not expected to have a material impact on the Corporation's consolidated financial statements. The applicable enhanced disclosures will be included in the Corporation's Quarterly Reporting on Form 10-Q for the quarter ended March 31, 2012.

NOTE C - RESTRUCTURING

2009 Restructuring Charges
On June 30, 2009, the Board of Directors of UCC approved a restructuring plan to improve the cost effectiveness of the Corporation's global operations. As a result, the Corporation recorded restructuring charges of $162 million in the second quarter of 2009, which included the shutdown of certain facilities that produced ethylene as well as ethylene oxide/ethylene glycol in Hahnville, Louisiana ($38 million) and certain related capital project write-offs ($7 million). In addition, due to the expected loss arising from the United States Federal Trade Commission (“FTC”) required divestiture of certain specialty latex assets resulting from Dow's acquisition of Rohm and Haas Company on April 1, 2009, the Corporation recognized an impairment charge in the second quarter of 2009 ($114 million). Also, included in the second quarter restructuring charge was severance of approximately $3 million for 41 people related to the plant shutdowns and corporate workforce reductions. These charges are shown as “Restructuring charges” in the consolidated statements of income.

During 2009, severance of $2 million was paid, leaving a liability at December 31, 2009 of $1 million for approximately 16 employees. In the first quarter of 2010, the Corporation paid $1 million in severance, bringing the 2009 restructuring plan to a close.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

The following table summarizes the activities related to the Corporation's 2009 restructuring reserve:

2009 Restructuring Activities In millions	Impairment of Long-lived Assets and Other Assets	Severance Costs	Total
Restructuring charges recognized in the second quarter of 2009	$159	$3	$162
Charges against the reserve	(159)	—	(159)
Cash payments	—	(2)	(2)
Reserve balance at December 31, 2009	$—	$1	$1
Adjustment to reserve	5	—	5
Charges against the reserve	(5)	—	(5)
Cash payments	—	(1)	(1)
Reserve balance at March 31, 2010	$—	$—	$—

2009 Adjustments to Previous Restructuring Plans
During the first quarter of 2009, the Corporation identified an additional 50 employees to be separated under the 2008 restructuring plan, resulting in the recognition of an additional $4 million of severance cost. In the fourth quarter of 2009, the Corporation reduced the reserve related to the 2007 restructuring plan by $5 million related to severance costs, as redeployment opportunities for affected employees were identified. These adjustments are shown as "Restructuring charges" in the consolidated statements of income.

2010 Restructuring Charges
2010 Adjustments to Previous Restructuring Plans
In the first quarter of 2010, the Corporation recorded an additional $5 million charge to adjust the impairment of long-lived assets related to the FTC required divestiture of the specialty latex assets completed in the first quarter of 2010 (see Note D for additional information on this divestiture). The impact of the impairment charge is shown as “Restructuring charges” in the consolidated statements of income.

During 2010, severance of $2 million was paid, and the shutdowns and optimization activities related to the 2008 restructuring plan were substantially complete. As a result, the Corporation reversed the remaining $3 million severance reserve related to the 2008 restructuring plan. The impact of this adjustment is shown as “Restructuring charges” in the consolidated statements of income.

NOTE D - DIVESTITURES

Divestiture of Polypropylene Business
On July 27, 2011, Dow entered into a definitive agreement to sell Dow's global Polypropylene business to Braskem SA. The definitive agreement specified the assets included in the sale, which included the following assets of the Corporation: polypropylene manufacturing facility at Seadrift, Texas; railcars; inventory; business know-how; and certain product and process technology. The Corporation's Polypropylene Licensing and Catalyst business and related catalyst facilities were excluded from the scope of the transaction. On September 30, 2011, the sale was completed. The Corporation received $19 million for the sale of its assets, net of working capital adjustments and costs to sell, with proceeds subject to customary post-closing adjustments. The carrying amount of the assets divested on September 30, 2011 are noted below:

Assets Divested In millions	Sep 30, 2011
Inventories	$2
Net property	12
Total assets divested	$14

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

The Corporation recognized a pretax gain of $5 million on the sale in the third quarter of 2011. Post-closing adjustments of $1 million in the fourth quarter of 2011 reduced the pretax gain to $4 million, which is included in "Sundry income (expense) - net."

Divestiture of Certain Specialty Latex Assets
On July 31, 2009, Dow entered into a definitive agreement that included the sale of certain specialty latex assets of the Corporation located in the United States, Canada, Puerto Rico and Mexico, as required by the FTC for the approval of Dow's acquisition of the Rohm and Haas Company. An impairment charge of $114 million for these assets was recognized in the second quarter of 2009 restructuring charge. The divestiture of these assets was completed on January 25, 2010, and the Corporation recognized a loss of approximately $5 million related to additional impairments of these assets. See Note C for information on this restructuring charge.

Divestiture of Ownership Interest in OPTIMAL
On September 30, 2009, the Corporation completed the sale of its ownership interest in the OPTIMAL Group of Companies (“OPTIMAL”), nonconsolidated affiliates, to Petroliam Nasional Berhad for net proceeds of $660 million. This sale resulted in a pretax gain of $339 million included in “Sundry income (expense) - net.”

NOTE E - INVENTORIES

The following table provides a breakdown of inventories:

Inventories at December 31 In millions	2011	2010
Finished goods	$71	$60
Work in process	6	9
Raw materials	51	41
Supplies	79	84
Total inventories	$207	$194

The reserves reducing inventories from a FIFO basis to a LIFO basis amounted to $162 million at December 31, 2011 and $144 million at December 31, 2010. Inventories that were valued on a LIFO basis, principally U.S. chemicals and plastics product inventories represented 51 percent of the total inventories at December 31, 2011 and 44 percent of the total inventories at December 31, 2010.

A reduction of certain inventories resulted in the liquidation of some of the Corporation's LIFO inventory layers, which had an immaterial impact on pretax income in 2011 and 2009, and increased pretax income $5 million in 2010.

NOTE F - PROPERTY

Property at December 31	Estimated
In millions	Useful Lives (Years)	2011	2010
Land	—	$50	$49
Land and waterway improvements	15-25	198	202
Buildings	5-50	415	418
Machinery and equipment	3-20	5,772	5,797
Utility and supply lines	5-20	142	141
Other property	3-30	349	365
Construction in progress	—	173	108
Total property		$7,099	$7,080

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

In millions	2011	2010	2009
Depreciation expense	$236	$248	$272
Manufacturing maintenance and repair costs	$280	$244	$218
Capitalized interest	$6	$5	$4

NOTE G - NONCONSOLIDATED AFFILIATES

The Corporation's investments in companies accounted for by the equity method (“nonconsolidated affiliates”) were $132 million at December 31, 2011 and $131 million at December 31, 2010. Dividends received from nonconsolidated affiliates were $73 million in 2011, $41 million in 2010 and $36 million in 2009. Undistributed earnings of nonconsolidated affiliates included in retained earnings were $31 million at December 31, 2011 and $30 million at December 31, 2010.

All of the nonconsolidated affiliates in which the Corporation has investments are privately held companies; therefore, quoted market prices are not available.

Principal Nonconsolidated Affiliates
The Corporation's principal nonconsolidated affiliates and the Corporation's ownership interest for each at December 31, 2011, 2010 and 2009 are shown below:

Principal Nonconsolidated Affiliates at December 31	Ownership Interest
	2011	2010	2009
Nippon Unicar Company Limited	50%	50%	50%
Univation Technologies, LLC	50%	50%	50%

The Corporation's investment in the principal nonconsolidated affiliates was $122 million at December 31, 2011 and $125 million at December 31, 2010, and its equity in earnings was $65 million in 2011, $50 million in 2010 and $45 million in 2009. The summarized financial information presented below represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

Summarized Balance Sheet Information at December 31
In millions	2011	2010
Current assets	$396	$361
Noncurrent assets	166	157
Total assets	$562	$518
Current liabilities	$133	$131
Noncurrent liabilities	121	84
Total liabilities	$254	$215

Summarized Income Statement Information
In millions	2011	2010	2009 (1)
Sales	$715	$655	$1,239
Gross profit	$244	$180	$181
Net income	$145	$122	$83
(1) The summarized income statement information includes the results for OPTIMAL for the first nine months of 2009. On September 30, 2009, the Corporation completed the sale of its ownership interest in OPTIMAL. See Note D.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

NOTE H - INTANGIBLE ASSETS

The following table provides information regarding the Corporation's intangible assets:

Intangible Assets at December 31		2011			2010
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(33)	$—
Patents	—	—	—	2	(2)	—
Software	116	(108)	8	112	(105)	7
Total intangible assets	$149	$(141)	$8	$147	$(140)	$7

The following table provides information regarding amortization expense:

Amortization Expense In millions	2011	2010	2009
Software, included in “Cost of sales”	$3	$4	$5

Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years In millions
2012	$3
2013	$2
2014	$1
2015	$1
2016	$1

NOTE I - FINANCIAL INSTRUMENTS

Investments
The Corporation's investments in marketable securities are classified as available-for-sale securities.

Investing Results
In millions	2011	2010	2009
Proceeds from sales of available-for-sale securities	$9	$25	$10

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

Portfolio managers regularly review all of the Corporation's holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. At December 31, 2011 and December 31, 2010, there were no impairment indicators or circumstances that would result in a material adjustment of these investments.

The Corporation's investments in debt securities had contractual maturities of less than 10 years at December 31, 2011.

Fair Value of Financial Instruments:
	At December 31, 2011				At December 31, 2010
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities (1):
Debt securities	$3	$—	$—	$3	$5	$—	$—	$5
Total marketable securities	$3	$—	$—	$3	$5	$—	$—	$5
Long-term debt	$(507)	$—	$(148)	$(655)	$(571)	$—	$(23)	$(594)
(1) Included in “Other investments” in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

The Corporation enters into foreign exchange forward contracts to hedge various currency exposures, primarily related to assets and liabilities denominated in foreign currencies. The primary business objective of the activity is to optimize the U.S. dollar value of the Corporation's assets and liabilities. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. The Corporation had forward contracts to buy, sell or exchange foreign currencies that expired in the fourth quarter of 2011 and were immaterial. The Corporation did not designate any derivatives as hedges at December 31, 2011 or 2010.

NOTE J - FAIR VALUE MEASUREMENTS

The following table summarizes the basis used to measure certain assets at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Recurring Basis at December 31	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)
In millions	2011	2010
Assets at fair value:
Debt securities (1)	$3	$5
(1) Included in “Other investments” in the consolidated balance sheets.

For assets and liabilities classified as Level 2, the fair value is based on the price a dealer would pay for the security or similar securities. Market inputs are obtained from well-established and recognized vendors of market data and placed through tolerance/quality checks.

Assets that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset. For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. There were no significant transfers between Levels 1 and 2 during the years ended December 31, 2011 and 2010.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

NOTE K - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net
In millions	2011	2010	2009
Net gain on sales of property	$4	$2	$3
Loss on early extinguishment of debt	(6)	—	—
Net gain on sale of ownership interest in OPTIMAL	—	—	339
Foreign exchange gain (loss)	(1)	1	1
Net commission expense - related company	(34)	(31)	(32)
Dividend income - related companies	7	40	193
Dow administrative and overhead fees (1)	(48)	(21)	(21)
Other - net	(18)	(1)	(4)
Total Sundry income (expense) - net	$(96)	$(10)	$479
(1) See Note P.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" were $157 million at December 31, 2011 and $185 million at December 31, 2010. The current portion of the Corporation's accrued obligations for environmental matters, which are a component of "Accrued and other current liabilities" were $54 million at December 31, 2011 and $47 million at December 31, 2010 (see Note L). No other component of accrued liabilities was more than 5 percent of total current liabilities.

Supplementary Cash Flow Information
In millions	2011	2010	2009
Cash payments for interest	$41	$45	$53
Cash payments for income taxes	$316	$264	$373

NOTE L - COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At December 31, 2011, the Corporation had accrued obligations of $101 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation's management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation's results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2010, the Corporation had accrued obligations of $95 million for probable environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

The following table summarizes the activity in the Corporation's accrued obligations for environmental matters for the years ended December 31, 2011 and 2010:

Accrued Liability for Environmental Matters
In millions	2011	2010
Balance at January 1	$95	$84
Additional accruals	41	45
Charges against reserve	(35)	(34)
Balance at December 31	$101	$95

The amounts charged to income on a pretax basis related to environmental remediation totaled $41 million in 2011, $45 million in 2010 and $49 million in 2009. Capital expenditures for environmental protection were $4 million in 2011, $3 million in 2010 and $2 million in 2009.

Litigation
The Corporation is involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters, including, but not limited to: product liability; trade regulation; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts; taxes; and commercial disputes.

Separately, the Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC's premises, and UCC's responsibility for asbestos suits filed against a former UCC subsidiary, Amchem Products, Inc. (“Amchem”). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to the Corporation's products.

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

Estimating the Liability
Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Since then, the Corporation has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the accrual continues to be appropriate. In addition, the Corporation has requested ARPC to review the Corporation's historical asbestos claim and resolution activity each November since 2004 to determine the appropriateness of updating the most recent ARPC study.

In November 2009, the Corporation requested ARPC to review the Corporation's 2009 asbestos claim and resolution activity and determine the appropriateness of updating its most recent study completed in December 2008. In response to that request, ARPC reviewed and analyzed data through October 31, 2009. In December 2009, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation's own review of the asbestos claim and resolution activity and ARPC's response, the Corporation determined that no change to the accrual was required. At December 31, 2009, the Corporation's asbestos-related liability for pending and future claims was $839 million.

In November 2010, the Corporation requested ARPC to review the Corporation's historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2008 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2010. The resulting study, completed by ARPC in December 2010, stated that the undiscounted cost of resolving pending and future asbestos-related claims against UCC and Amchem, excluding future defense

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

and processing costs, through 2025 was estimated to be between $744 million and $835 million. As in its earlier studies, ARPC provided estimates for a longer period of time in its December 2010 study, but also reaffirmed its prior advice that forecasts for shorter periods of time are more accurate than those for longer periods of time.

In December 2010, based on ARPC's December 2010 study and the Corporation's own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $744 million, which covered the 15-year period ending 2025, excluding future defense and processing costs. The reduction of $54 million was shown as “Asbestos-related credit” in the consolidated statements of income. At December 31, 2010, the asbestos-related liability for pending and future claims was $728 million.

In November 2011, the Corporation requested ARPC to review the Corporation's 2011 asbestos claim and resolution activity and determine the appropriateness of updating its December 2010 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2011. In January 2012, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its study of the previous year and, therefore, the estimate in that study remained applicable. Based on the Corporation's own review of the asbestos claim and resolution activity and ARPC's response, the Corporation determined that no change to the accrual was required. At December 31, 2011, the Corporation's asbestos-related liability for pending and future claims was $668 million.

At December 31, 2011, approximately 18 percent of the recorded liability related to pending claims and approximately 82 percent related to future claims. At December 31, 2010, approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that were not signatories to the Wellington Agreement and/or did not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, the Corporation has reached settlements with several of the carriers involved in the Insurance Litigation, including settlements reached with two significant carriers in the fourth quarter of 2009. The Insurance Litigation is ongoing.

The Corporation's receivable for insurance recoveries related to its asbestos liability was $40 million at December 31, 2011 and $50 million at December 31, 2010. At December 31, 2011 and 2010, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

The following table summarizes the Corporation's receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs at December 31 In millions	2011	2010
Receivables for defense costs - carriers with settlement agreements	$20	$12
Receivables for resolution costs - carriers with settlement agreements	158	236
Receivables for insurance recoveries - carriers without settlement agreements	40	50
Total	$218	$298

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $88 million in 2011, $73 million in 2010 and $58 million in 2009, and was reflected in “Cost of sales” in the consolidated statements of income.

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

Because of the uncertainties described above, the Corporation's management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing UCC and Amchem. The Corporation's management believes that it is reasonably possible that the cost of disposing of the Corporation's asbestos-related claims, including future defense costs, could have a material impact on the Corporation's results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

Purchase Commitments
At December 31, 2011, the Corporation had various outstanding commitments for take-or-pay agreements, with terms extending from one to fifteen years. These commitments were not in excess of current market prices. The fixed and determinable portion of obligations under purchase commitments at December 31, 2011 is presented in the following table:

Fixed and Determinable Portion of Take-or-Pay Obligations at December 31, 2011 In millions
2012	$11
2013	11
2014	11
2015	8
2016	6
2017 and beyond	16
Total	$63

Conditional Asset Retirement Obligations
The Corporation has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $10 million at December 31, 2011 ($9 million at December 31, 2010). The discount rate used to calculate the Corporation's asset retirement obligations at December 31, 2011 was 1.96 percent (1.78 percent at December 31, 2010). These obligations are included in the consolidated balance sheets as “Accrued and other current liabilities” and "Other noncurrent obligations."

The Corporation has not recognized conditional asset retirement obligations for which a fair value cannot be reasonably estimated in its consolidated financial statements. It is the opinion of management that the possibility is remote that such conditional asset retirement obligations, when estimable, will have a material impact on the Corporation's consolidated financial statements based on current costs.

NOTE M - NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable at December 31 In millions	2011	2010
Notes payable - related companies	$15	$3
Year-end average interest rates	0.95%	1.35%

Long-Term Debt at December 31	2011		2010
	Average		Average
In millions	Rate	2011	Rate	2010
Promissory notes and debentures:
Debentures due 2023	7.875%	$175	7.875%	$175
Debentures due 2025	6.79%	12	6.79%	12
Debentures due 2025	7.50%	150	7.50%	150
Debentures due 2096	7.75%	135	7.75%	200
Other facilities:
Pollution control/industrial revenue bonds, maturity 2012	5.09%	37	5.09%	37
Unamortized debt discount	—	(2)	—	(3)
Total debt		507		571
Long-term debt due within one year		37		—
Total long-term debt		$470		$571

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

Annual Installments on Long-Term Debt for the Next Five Years In millions
2012	$37
2013	$—
2014	$—
2015	$—
2016	$—

On March 22, 2011, the Corporation concluded a cash tender offer for $65 million aggregate principal amount of certain notes issued by the Corporation. As a result of the tender offer, the Corporation redeemed $65 million of the notes and recognized a $6 million pretax loss on early extinguishment of debt, included in “Sundry income (expense) – net” in the consolidated statements of income.

The Corporation's outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation's size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at December 31, 2011.

NOTE N - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

The Corporation's funding policy is to contribute to the plan when pension laws or economics either require or encourage funding. In 2011, UCC contributed $48 million to its pension plans including contributions to fund benefits payments for its non-qualified supplemental plan. UCC expects to contribute approximately $156 million to its pension plans in 2012.

The weighted‑average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

Pension Plan Assumptions	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2011	2010	2011	2010
Discount rate	4.85%	5.35%	5.35%	5.85%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%	4.50%
Long-term rate of return on assets	—	—	7.40%	7.40%

The Corporation determines the expected long-term rate of return on plan assets by performing a detailed analysis of key economic and market factors driving historical returns for each asset class and formulating a projected return based on factors in the current environment. Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads, and other valuation measures and market metrics. The expected long-term rate of return for each asset class is then weighted based on the strategic asset allocation approved by the governing body for each plan. The

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

Corporation's historical experience with the pension fund asset performance is also considered. A similar process is followed in determining the expected long-term rate of return for assets held in the Corporation's other postretirement benefit plan trusts. The discount rates utilized to measure the pension and other postretirement obligations of the U.S. qualified plans are based on the yield on high-quality fixed income investments at the measurement date. Future expected actuarially determined cash flows of the plans are matched against the Towers Watson RATE:Link yield curve (based on 60th and 90th percentile bond yields) to arrive at a single discount rate by plan.

The accumulated benefit obligation for all defined benefit pension plans was $4.0 billion at December 31, 2011 and $3.8 billion at December 31, 2010.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at December 31
In millions	2011	2010
Projected benefit obligation	$4,037	$3,867
Accumulated benefit obligation	$3,993	$3,828
Fair value of plan assets	$3,351	$3,357

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

The Corporation funds most of the cost of these health care and life insurance benefits as incurred. In 2011, UCC did not make any contributions to its other postretirement benefit plan trust. Likewise, UCC does not expect to contribute assets to its other postretirement benefit plan trust in 2012.

The weighted-average assumptions used to determine other postretirement benefit obligations and net periodic benefit costs for the plan are provided in the following table:

Plan Assumptions for Other Postretirement Benefits	Benefit Obligations at December 31		Net Periodic Costs for the Year
	2011	2010	2011	2010
Discount rate	4.60%	5.10%	5.10%	5.60%
Initial health care cost trend rate	8.30%	8.72%	8.72%	9.17%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Year ultimate trend rate to be reached	2019	2019	2019	2019

Increasing the assumed medical cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2011 by $5 million and the net periodic postretirement benefit cost for the year by an immaterial amount. Decreasing the assumed medical cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2011 by $6 million and the net periodic postretirement benefit cost for the year by an immaterial amount.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

Net Periodic Benefit Cost (Credit) for all Significant Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2011	2010	2009	2011	2010	2009
Service cost	$25	$16	$15	$2	$2	$2
Interest cost	200	209	223	19	23	31
Expected return on plan assets	(255)	(264)	(299)	—	—	—
Amortization of prior service cost (credit)	7	7	7	(2)	(2)	(2)
Amortization of net loss	85	59	3	—	—	—
Net periodic benefit cost (credit)	$62	$27	$(51)	$19	$23	$31

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for all Significant Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2011	2010	2009	2011	2010	2009
Net (gain) loss	$254	$100	$276	$(4)	$(7)	$(20)
Amortization of prior service (cost) credit	(7)	(7)	(7)	2	2	2
Amortization of net loss	(85)	(59)	(3)	—	—	—
Total recognized in other comprehensive (income) loss	$162	$34	$266	$(2)	$(5)	$(18)
Total recognized in net periodic benefit cost and other comprehensive loss	$224	$61	$215	$17	$18	$13

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

Change in Projected Benefit Obligations, Plan Assets and Funded Status of all Significant Plans
	Defined Benefit Pension Plans		Other Postretirement Benefits
In millions	2011	2010	2011	2010
Change in projected benefit obligation:
Benefit obligation at beginning of year	$3,867	$3,691	$423	$444
Service cost	25	16	2	2
Interest cost	200	209	19	23
Actuarial changes in assumptions and experience	237	236	(4)	(7)
Benefits paid	(288)	(271)	(33)	(39)
Other	(4)	(14)	5	—
Benefit obligation at end of year	$4,037	$3,867	$412	$423

Change in plan assets:
Fair value of plan assets at beginning of year	$3,357	$3,240	$—	$—
Actual return on plan assets	238	398	—	—
Employer contributions	48	2	—	—
Asset transfer	(4)	(12)	—	—
Benefits paid	(288)	(271)	—	—
Fair value of plan assets at end of year	$3,351	$3,357	$—	$—

Funded status at end of year	$(686)	$(510)	$(412)	$(423)

Net amounts recognized in the consolidated balance sheets at December 31:
Current liabilities	$(2)	$(2)	$(42)	$(45)
Noncurrent liabilities	(684)	(508)	(370)	(378)
Net amounts recognized in the consolidated balance sheets	$(686)	$(510)	$(412)	$(423)

Pretax amounts recognized in AOCI at December 31:
Net loss (gain)	$1,626	$1,457	$(21)	$(17)
Prior service cost (credit)	40	47	(4)	(6)
Pretax balance in AOCI at end of year	$1,666	$1,504	$(25)	$(23)

In 2012, an estimated net loss of $113 million and prior service cost of $7 million for the defined benefit pension plans will be amortized from AOCI to net periodic benefit cost. In 2012, an estimated prior service credit of $2 million for the other postretirement benefit plan will be amortized from AOCI to net periodic benefit cost.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2011
In millions	Defined Benefit Pension Plans	Other Postretirement Benefits
2012	$282	$43
2013	279	42
2014	277	37
2015	274	34
2016	272	32
2017 through 2021	1,350	143
Total	$2,734	$331

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

Plan Assets
Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers, and may include alternative investments such as real estate, private equity and other absolute return strategies. At December 31, 2011, plan assets totaled $3.4 billion ($3.4 billion at December 31, 2010) and included no Dow common stock.

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

The plan is permitted to use derivative instruments for investment purposes, as well as for hedging the underlying asset and liability exposures and rebalancing the asset allocation. The plan uses value at risk, stress testing, scenario analysis and Monte Carlo simulation to monitor and manage both asset risk in the portfolios and surplus risk.

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

Strategic Target Allocation of Plan Assets
Asset Category	Target Allocation
Equity securities	30%
Fixed income securities	45%
Alternative investments	25%
Total	100%

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

The following tables summarize the bases used to measure the Corporation's pension plan assets at fair value for the years ended December 31, 2011 and 2010:

Basis of Fair Value Measurements at December 31, 2011 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$5	$515	$—	$520
Equity securities:
U.S. equity	$228	$4	$1	$233
Non-U.S. equity - developed countries	136	77	—	213
Emerging markets	69	122	1	192
Equity derivatives	—	8	—	8
Total equity securities	$433	$211	$2	$646
Fixed income securities:
U.S. government and municipalities	$—	$601	$—	$601
U.S. agency mortgage backed securities	—	116	—	116
Corporates - investment grade	—	687	—	687
Non-U.S. governments - developed countries	—	8	—	8
Non-U.S. corporates - developed countries	—	110	—	110
Emerging markets debt	—	6	—	6
Other asset-backed securities	—	5	—	5
Other fixed income funds	—	—	11	11
High yield bonds	—	3	—	3
Fixed income derivatives	—	2	—	2
Total fixed income securities	$—	$1,538	$11	$1,549
Alternative investments:
Real estate	$—	$—	$191	$191
Private equity	—	—	247	247
Absolute return	—	128	46	174
Total alternative investments	$—	$128	$484	$612
Other securities:
Foreign exchange derivatives	$—	$2	$—	$2
Insurance contracts	—	—	22	22
Total other securities	$—	$2	$22	$24
Total pension plan assets at fair value	$438	$2,394	$519	$3,351

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

Basis of Fair Value Measurements at December 31, 2010 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$1	$314	$—	$315
Equity securities:
U.S. equity	$194	$4	$—	$198
Non-U.S. equity - developed countries	199	81	—	280
Emerging markets	147	146	—	293
Equity derivatives	2	7	—	9
Total equity securities	$542	$238	$—	$780
Fixed income securities:
U.S. government and municipalities	$—	$524	$—	$524
U.S. agency mortgage backed securities	—	108	—	108
Corporates - investment grade	—	658	—	658
Non-U.S. governments - developed countries	—	13	—	13
Non-U.S. corporates - developed countries	—	157	—	157
Emerging markets debt	—	3	—	3
Other asset-backed securities	—	12	—	12
Convertible bonds	13	120	—	133
Other fixed income funds	—	—	5	5
High yield bonds	4	24	—	28
Fixed income derivatives	—	1	—	1
Total fixed income securities	$17	$1,620	$5	$1,642
Alternative investments:
Real estate	$—	$8	$146	$154
Private equity	—	—	278	278
Absolute return	—	112	53	165
Total alternative investments	$—	$120	$477	$597
Other securities:
Foreign exchange derivatives	$—	$1	$—	$1
Insurance contracts	—	—	22	22
Total other securities	$—	$1	$22	$23
Total pension plan assets at fair value	$560	$2,293	$504	$3,357

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

For assets classified as Level 3, the fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity for the investment. Investment managers or fund managers provide valuations of the investment on a monthly or quarterly basis. These valuations are reviewed for reasonableness based on applicable sector, benchmark and company performance. Adjustments to valuations are made where appropriate. Where available, audited financial statements for the investments are obtained and reviewed as support for the manager's investment valuation.

The following tables summarize the changes in fair value of Level 3 pension plan assets for the years ended December 31, 2011 and 2010:

Fair Value Measurement of Level 3 Pension Plan Assets In millions	Equity Securities	Fixed Income Securities	Alternative Investments	Other Investments	Total
Balance at January 1, 2010	$—	$10	$329	$21	$360
Actual return on plan assets:
Relating to assets held at Dec. 31, 2010	—	—	45	—	45
Relating to assets sold during 2010	—	—	6	—	6
Purchases, sales and settlements	—	(5)	97	1	93
Balance at December 31, 2010	$—	$5	$477	$22	$504
Actual return on plan assets:
Relating to assets held at Dec. 31, 2011	—	—	3	—	3
Relating to assets sold during 2011	—	—	33	—	33
Purchases, sales and settlements	—	6	(29)	—	(23)
Transfers into Level 3, net	2	—	—	—	2
Balance at December 31, 2011	$2	$11	$484	$22	$519

NOTE O - LEASED PROPERTY

The Corporation has operating leases primarily for facilities and distribution equipment. The future minimum rental payments under operating leases with remaining noncancelable terms in excess of one year are as follows:

Minimum Operating Lease Commitments at December 31, 2011 In millions
2012	$5
2013	4
2014	3
2015	2
2016	1
2017 and thereafter	4
Total	$19

Rental expenses under operating leases were $31 million in 2011, $26 million in 2010 and $23 million in 2009.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

NOTE P - RELATED PARTY TRANSACTIONS

The Corporation sells products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow's long-standing intercompany pricing policies. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) - net” in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $3.5 billion in 2011, $3.0 billion in 2010 and $1.9 billion in 2009.

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

In the first quarter of 2011, the master services agreement was amended to change the basis of cost allocation for general administrative and overhead type services from conversion costs to headcount and to include a 10 percent service fee. The new allocation basis includes certain costs that were previously charged to UCC based on activities’ cost, including employee costs, as well as direct and indirect costs. This arrangement resulted in expense of approximately $48 million in 2011 for general administrative and overhead type services and the 10 percent service fee, included in “Sundry income (expense) – net.” The remaining activity-based costs were approximately $35 million for 2011 and were included in “Cost of sales.”

Under the master services agreement in place for 2010, costs related to general administrative and overhead services were allocated to UCC based on the Corporation’s and Dow’s relative manufacturing conversion costs. This arrangement resulted in an average quarterly charge of approximately $5 million in both 2010 and 2009 included in “Sundry income (expense) – net.”

Additionally, for services that Dow routinely charged based on effort, UCC was charged the cost of such services on a fully absorbed basis in 2010, which included direct and indirect costs. Certain Dow employees were contracted to UCC and Dow was reimbursed for all direct employment costs of such employees. These activity-based costs were approximately $52 million in 2010 and $44 million in 2009, and were included in "Cost of sales."

Management believes the method used for determining expenses charged by Dow is reasonable. Dow provides these services by leveraging its centralized functional service centers to provide services at a cost that management believes provides an advantage to the Corporation.

The monitoring and execution of risk management policies related to interest rate and foreign currency risks, which are based on Dow's risk management philosophy, are also provided as a service to UCC.

As part of Dow's cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At December 31, 2011, the Corporation had a note receivable of $3.3 billion ($4.3 billion at December 31, 2010) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion; the agreement matures on December 30, 2012. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At December 31, 2011, $870 million ($881 million at December 31, 2010) was available under the revolving credit agreement. The cash collateral was reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

During 2011, the Corporation declared and paid dividends totaling $950 million to Dow. In 2011, the Corporation also declared and paid stock dividends to Dow for its ownership interest in Dow Venezuela C.A. totaling $1 million. In 2010, the Corporation declared and paid dividends totaling $600 million.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

The Corporation received cash dividends from its investments in related companies of $7 million in 2011, including $5 million from Dow Technology Investments LLC. The Corporation received cash dividends from its investment in related companies of $40 million in 2010, including $20 million from GWN Holding, Inc. and $17 million from Modeland International Holdings INC.; and $193 million in 2009, including $158 million from Dow International Holding Company and $32 million from Dow Technology Investments LLC. These dividends were included in "Sundry income (expense) - net."

In accordance with the Amended and Restated Tax Sharing Agreement between the Corporation and Dow, the Corporation made payments of $227 million to Dow in 2011 to cover the Corporation's estimated federal tax liability for 2011; payments were $168 million in 2010 and $289 million in 2009. In 2011, the Corporation's estimated payments exceeded the estimated tax liability and a refund of approximately $10 million is recorded in "Accounts receivables - other" in the consolidated balance sheets at December 31, 2011.

NOTE Q - INCOME TAXES

Operating loss carryforwards at December 31, 2011 amounted to $381 million compared with $505 million at the end of 2010. Such amounts included U.S. state and local operating loss carryforwards determined more likely than not to be utilized. At December 31, 2011, $205 million of the operating loss carryforwards were subject to expiration in the years 2012 through 2016. The remaining balances expire in years beyond 2016 or have an indefinite carryforward period. Tax credit carryforwards amounted to $39 million at December 31, 2011 and $39 million at December 31, 2010, all of which expire in years beyond 2016.

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $63 million at December 31, 2011, $103 million at December 31, 2010 and $58 million at December 31, 2009. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

The Corporation had valuation allowances that were primarily related to the realization of recorded tax benefits on tax loss carryforwards from operations in the United States of $121 million at December 31, 2011 and $104 million at December 31, 2010.

The tax rate for 2011 was positively impacted by U.S. state and business credits. These events resulted in an effective tax rate for 2011 that was lower than the U.S. statutory rate. UCC's reported effective tax rate for 2011 was 30.7 percent.

The tax rate for 2010 was positively impacted by dividends received from investments in related companies accounted for using the cost method and the reversal of certain state tax liabilities (uncertain tax positions). These events resulted in an effective tax rate for 2010 that was lower than the U.S. statutory rate. UCC's reported effective tax rate for 2010 was 25.8 percent.

The tax rate for 2009 was positively impacted by dividends received from investments in related companies accounted for using the cost method. This positive impact was partially offset by the tax effect of the Corporation's sale of its ownership interest in OPTIMAL. These events resulted in an effective tax rate for 2009 that was lower than the U.S. statutory rate. UCC's reported effective tax rate for 2009 was 25.6 percent.

Domestic and Foreign Components of Income Before Income Taxes
In millions	2011	2010	2009
Domestic	$389	$611	$933
Foreign	(1)	8	2
Total	$388	$619	$935

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

Reconciliation to U.S. Statutory Rate
In millions	2011	2010	2009
Taxes at U.S. statutory rate	$136	$216	$327
Equity earnings effect (1)	—	—	26
U.S. business credits	(6)	—	—
Benefit of dividend income from investments in related companies	(2)	(14)	(67)
Unrecognized tax benefits	(1)	(28)	(5)
U.S. federal audit settlement	—	—	(28)
Federal tax accrual adjustments (1)	—	—	(18)
State and local tax impact	(5)	(7)	7
Other - net	(3)	(7)	(3)
Total tax provision	$119	$160	$239
Effective tax rate	30.7%	25.8%	25.6%

(1)	The amount for the noted reconciliation item is immaterial for 2011 and 2010 and has been included in the “Other - net” category.

Provision for Income Taxes
		2011			2010			2009
In millions	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$156	$(41)	$115	$237	$(38)	$199	$293	$(68)	$225
State and local	—	(2)	(2)	(42)	(2)	(44)	10	(2)	8
Foreign	6	—	6	5	—	5	5	1	6
Total	$162	$(43)	$119	$200	$(40)	$160	$308	$(69)	$239

Deferred Tax Balances at December 31 In millions	2011		2010
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property	$—	$229	$—	$242
Tax loss and credit carryforwards	100	—	102	—
Postretirement benefit obligations	772	363	716	368
Other accruals and reserves	576	4	549	4
Inventory	9	—	9	—
Long-term debt	—	1	—	1
Investments	—	1	—	1
Other - net	48	48	53	63
Subtotal	$1,505	$646	$1,429	$679
Valuation allowances	(121)	—	(104)	—
Total	$1,384	$646	$1,325	$679

Uncertain Tax Positions
At December 31, 2011, the total amount of unrecognized tax benefits was $161 million ($163 million at December 31, 2010), of which $152 million ($153 million at December 31, 2010) would impact the effective tax rate, if recognized.

Interest and penalties associated with unrecognized tax benefits are recognized as components of the “Provision for income taxes” and were a credit of $2 million in 2011, expense of $6 million in 2010 and expense of $13 million in 2009. The Corporation's accrual for interest and penalties was a credit of $2 million at December 31, 2011 and expense of $1 million at December 31, 2010.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

Total Gross Unrecognized Tax Benefits
In millions	2011	2010	2009
Balance at January 1	$163	$208	$265
Increases related to positions taken on items from prior years	—	—	6
Decreases related to positions taken on items from prior years	(1)	(18)	(5)
Increases related to positions taken in current year	1	5	—
Settlement of uncertain tax positions with tax authorities	—	(8)	(58)
Decreases due to expiration of statutes of limitations	(2)	(24)	—
Balance at December 31	$161	$163	$208

The Corporation is included in Dow's consolidated federal income tax group and consolidated tax return. Current and deferred tax expenses are calculated for the Corporation as a stand-alone group and are allocated to the group from the consolidated totals. UCC is currently under examination in a number of tax jurisdictions, including the U.S. federal and various state jurisdictions. It is reasonably possible that these examinations may be resolved within twelve months. As a result, it is reasonably possible that the total gross unrecognized tax benefits of the Corporation at December 31, 2011, will be reduced by approximately $7 million. The impact on the Corporation's results of operations is expected to be immaterial.

Tax years that remain subject to examination for the Corporation's tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31
Jurisdiction	Earliest Open Year
	2011	2010
United States:
Federal income tax	2004	2004
State and local income tax	2004	1996

The reserve for non-income tax contingencies related to issues in the United States was $10 million at December 31, 2011 and $11 million at December 31, 2010. This is management's best estimate of the potential liability for non-income tax contingencies. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of those accrued will have a material impact on the Corporation's consolidated financial statements.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

NOTE R - BUSINESS AND GEOGRAPHIC AREAS

Dow conducts its worldwide operations through global businesses, and the Corporation's business activities comprise components of Dow's global businesses rather than stand-alone operations. The Corporation sells its products to Dow in order to simplify the customer interface process at market-based prices in accordance with Dow's long-standing intercompany pricing policy. Because there are no separable reportable business segments for the Corporation and no detailed business information is provided to a chief operating decision maker regarding the Corporation's stand-alone operations, the Corporation's results are reported as a single operating segment.

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location. Sales to external customers and long-lived assets by geographic area were as follows:

In millions	United States	Asia Pacific	Rest of World	Total
2011
Sales to external customers (1)	$126	$45	$15	$186
Long-lived assets	$1,322	$9	$23	$1,354
2010
Sales to external customers (1)	$122	$30	$16	$168
Long-lived assets	$1,425	$7	$8	$1,440
2009
Sales to external customers (1)	$98	$29	$38	$165
Long-lived assets	$1,534	$8	$5	$1,547
(1) Of the total sales to external customers, China represented approximately 7 percent in 2011, 2 percent in 2010 and 5 percent in 2009, and is included in Asia Pacific.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10‑K, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's Disclosure Committee and the Corporation's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 15d‑15(b). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a‑15 or 15d‑15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation's internal control framework and processes are designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of the Corporation's consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

The Corporation's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and Directors of the Corporation; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, any system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.

Management assessed the effectiveness of the Corporation's internal control over financial reporting and concluded that, as of December 31, 2011, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

The Corporation's internal control over financial reporting was not subject to attestation by the Corporation's independent registered public accounting firm, Deloitte & Touche LLP, pursuant to the rules of the Securities and Exchange Commission that permit the Corporation to provide only management's report. Therefore, this annual report does not include an attestation report regarding internal control over financial reporting from Deloitte & Touche LLP.

February 15, 2012

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

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Dow's Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Dow and its subsidiaries (including the Corporation) by its independent auditor, subject to the de minimus exception for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act, which are approved by Dow's Audit Committee prior to the completion of the audit. The Corporation's management and its Board of Directors subscribe to these policies and procedures. For the years ended December 31, 2011 and 2010, professional services were performed for the Corporation by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the “Deloitte Entities”).

Total fees paid to the Deloitte Entities were:

In thousands	2011	2010
Audit fees (1)	$1,694	$1,660
Audit-related fees (2)	158	250
Total	$1,852	$1,910
(1) The aggregate fees billed for the audit of the Corporation's annual financial statements, the reviews of the financial statements in Quarterly Reports on Form 10-Q, statutory audits and other regulatory filings.

(2) Primarily for agreed-upon procedure engagements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

1. The Corporation's 2011 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules.
Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or Notes thereto.

3. See the Exhibit Index on pages 61-63 for exhibits filed with this Annual Report on Form 10‑K (see below) and for exhibits incorporated by reference.

The Corporation will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Corporation's principal executive offices (address provided at the end of the Exhibit Index).

The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10‑K:

Exhibit No.	Description of Exhibit
23	Analysis, Research & Planning Corporation's Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

TRADEMARKS

The following trademarks of Union Carbide Corporation or its subsidiaries appear in this report:
CARBOWAX, CARBOWAX SENTRY, CELLOSIZE, FLEXOMER, LP OXO, METEOR, POLYOX, REDI-LINK, SI-LINK, SENTRY, TERGITOL, TRITON, TUFLIN, UCAR, UCARTHERM, UCON, UNIGARD, UNIPOL, UNIPURGE, UNIVAL

The following registered service mark of American Chemistry Council appears in this report: Responsible Care

Union Carbide Corporation and Subsidiaries
Signatures
_____________________________________________________________________________________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of February 2012.

UNION CARBIDE CORPORATION
By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on the 15th day of February 2012 by the following persons on behalf of the Registrant and in the capacities indicated:

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

Union Carbide Corporation and Subsidiaries
______________________________________________________________________________________________________

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Corporation is a wholly owned subsidiary of The Dow Chemical Company ("Dow") and, as such, does not send an annual report to security holders or proxy material with respect to any annual or other meeting of security holders, to Dow or any other security holders.

Union Carbide Corporation and Subsidiaries Exhibit Index

EXHIBIT NO.	DESCRIPTION
2.1
Agreement and Plan of Merger dated as of August 3, 1999 among Union Carbide Corporation, The Dow Chemical Company and Transition Sub Inc. (see Exhibit 2 of the Corporation's Current Report on Form 8-K dated August 3, 1999).

2.2
Agreement for the Sale & Purchase of Shares, dated as of August 17, 2009, among Union Carbide Corporation, UCMG L.L.C. and Petroliam Nasional Berhad (see Exhibit 2.1 of the Corporation's Current Report on Form 8-K dated September 30, 2009).

3.1
Restated Certificate of Incorporation of Union Carbide Corporation under Section 807 of the Business Corporation Law, as filed on May 13, 2008 (see Exhibit 3.1.4 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

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

10.1.3
Service Addendum No. 3 to the Amended and Restated Service Agreement, effective as of January 1, 2005, between the Corporation and The Dow Chemical Company (see Exhibit 10.1.3 of the Corporation's 2004 Form 10-K).

10.1.4
First Amendment to Amended and Restated Service Agreement, effective as of January 1, 2011, between the Corporation and The Dow Chemical Company (See Exhibit 10.1.4 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.2	Second Amended and Restated Sales Promotion Agreement, effective January 1, 2004, between the Corporation and The Dow Chemical Company (see Exhibit 10.24 of the Corporation's 2003 Form 10-K).
10.3
Third Amended and Restated Agreement (to Provide Materials and Services), dated as of March 1, 2008, between the Corporation and Dow Hydrocarbons and Resources LLC (see Exhibit 10.3 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

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

10.5.1
First Amendment dated October 29, 2004 to the Amended and Restated Revolving Credit Agreement, dated as of May 28, 2004, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (see Exhibit 10.5.1 of the Corporation's 2004 Form 10-K).

10.5.2
Second Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 30, 2004, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (see Exhibit 10.5.2 of the Corporation's 2004 Form 10-K).

EXHIBIT NO.	DESCRIPTION
10.5.3
Third Amendment to the Amended and Restated Revolving Credit Agreement, dated as of September 30, 2005, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (see Exhibit 10.5.3 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.5.4
Fourth Amendment to the Amended and Restated Revolving Credit Agreement, dated as of September 30, 2006, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (see Exhibit 10.5.4 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.5.5
Fifth Amendment to the Amended and Restated Revolving Credit Agreement, dated as of September 30, 2007, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (see Exhibit 10.5.5 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.5.6
Sixth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of September 30, 2008, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (see Exhibit 10.5.6 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.5.7
Seventh Amendment to the Amended and Restated Revolving Credit Agreement, effective as of September 30, 2009, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (see Exhibit 10.5.7 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.5.8
Eighth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of September 30, 2010, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (see Exhibit 10.5.8 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.5.9
Ninth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of September 30, 2011, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (see Exhibit 10.5.9 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.6
Amended and Restated Pledge and Security Agreement dated as of May 28, 2004, between the Corporation and The Dow Chemical Company (see Exhibit 10.29 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.7
Second Amended and Restated Revolving Loan Agreement, effective as of November 1, 2005, between the Corporation and The Dow Chemical Company (see Exhibit 10.7 of the Corporation's 2005 Annual Report on Form 10‑K).

10.7.1
First Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of December 31, 2007, between the Corporation and The Dow Chemical Company (see Exhibit 10.7.1 of the Corporation's 2007 Annual Report on Form 10-K).

10.7.2
Second Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of August 1, 2009, between the Corporation and The Dow Chemical Company (see Exhibit 10.7.2 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.7.3
Third Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of February 1, 2010, between the Corporation and The Dow Chemical Company (see Exhibit 10.7.3 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.7.4
Fourth Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of August 1, 2010, between the Corporation and The Dow Chemical Company (see Exhibit 10.7.4 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.7.5
Fifth Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of August 1, 2011, between the Corporation and The Dow Chemical Company (see Exhibit 10.7.5 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.8
Purchase and Sale Agreement dated as of September 30, 2005, between Catalysts, Adsorbents and Process Systems, Inc. and Honeywell Specialty Materials LLC (see Exhibit 10.8 of the Corporation's Quarterly Report on Form 10‑Q for the quarter ended September 30, 2005).

10.9
Contribution Agreement dated as of December 21, 2007, among the Corporation, Dow International Holdings Company and The Dow Chemical Company (see Exhibit 10.9 of the Corporation's 2007 Annual Report on Form 10‑K).

EXHIBIT NO.	DESCRIPTION
21	Omitted pursuant to General Instruction I of Form 10‑K.
23	Analysis, Research & Planning Corporation's Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

A copy of any exhibit listed above may be obtained on written request to the Secretary's Office, Union Carbide Corporation, 1254 Enclave Parkway, Houston, Texas 77077.