Form 10-K/A
period 2011-12-31
UNION CARBIDE CORP /NEW/
filed 2012-05-01
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ____________________

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

DOCUMENTS INCORPORATED BY REFERENCE
None

Union Carbide Corporation
ANNUAL REPORT ON FORM 10-K/A
For the Fiscal Year Ended December 31, 2011

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") amends the Annual Report on Form 10-K of Union Carbide Corporation (the "Corporation" or "UCC") for the fiscal year ended December 31, 2011 as originally filed with the Securities and Exchange Commission (the SEC) on February 15, 2012 ("the Original Filing"). This Form 10-K/A amends the Original Filing to restate the Consolidated Financial Statements to correct an overstatement of "Net sales to related companies" of $86 million in the fourth quarter of 2011 due to an error, which occurred in December 2011, related to the use of an incorrect selling price. Further explanation regarding such restatement is set forth in Note S to the Consolidated Financial Statements contained in this Amendment No. 1. This Amendment No. 1 amends and restates the Original Filing in its entirety. The following sections of the Original Filing were revised:

•	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

•	Item 8. Financial Statements and Supplementary Data.

•	Item 9A. Controls and Procedures.

•	Exhibit 23. Analysis, Research & Planning Corporation's Consent.

In addition, the Corporation's principal executive officer and principal financial officer have provided new certifications in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1, and 32.2).

Except as described above, no other amendments have been made to the Original Filing. This Amendment No. 1 continues to be as of the date of the Original Filing, and the Corporation has not updated the disclosures contained herein to reflect events that have occurred since the date of the Original Filing.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects a certain restatement to our previously reported results of operations for the fourth quarter of 2011 and the year ended December 31, 2011. See Note S to the consolidated financial statements for a discussion of this matter.

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

Results of Operations
Total net sales for 2011 were $6,880 million, compared with $6,505 million for 2010, an increase of 6 percent. Net sales to related companies, principally to Dow, were $6,694 million for 2011, compared with $6,337 million for 2010, an increase of 6 percent. Selling prices to Dow are based on market prices for the related products.

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

Cost of sales increased 9 percent from $5,940 million in 2010 to $6,493 million in 2011, principally due to higher feedstock and other raw material costs and increased turnaround costs.

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

The provision for income taxes was $87 million in 2011, compared with $160 million in 2010. The Corporation's overall effective tax rate was 28.8 percent for 2011, compared with 25.8 percent for 2010. The Corporation's effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, dividends received from investments in related companies and the level of income relative to tax credits available. The underlying factors affecting UCC's overall effective tax rates are summarized in Note Q to the Consolidated Financial Statements. The Patient Protection and Affordable Care Act, signed on March 23, 2010, eliminated the tax deduction related to Medicare Part D subsidy. The impact of this legislation was immaterial to the Corporation's consolidated financial statements.

The Corporation reported net income of $215 million in 2011, compared with $459 million for 2010. Net income reflected margin compression caused by a significant increase in feedstock and other raw material costs combined with a softening of demand, amidst the stall in the economic recovery and an increase in supply as off-line industry capacity returned to operations.

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

We have audited the accompanying consolidated balance sheets of Union Carbide Corporation and subsidiaries (the “Corporation”) as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

As discussed in Note S to the consolidated financial statements, the accompanying 2011 consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP Midland, Michigan February 15, 2012 (May 1, 2012 as to the effects of the restatement discussed in Note S)

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

(In millions) For the years ended December 31	2011 Restated (See Note S)	2010	2009
Net trade sales	$186	$168	$165
Net sales to related companies	6,694	6,337	4,899
Total Net Sales	6,880	6,505	5,064
Cost of sales	6,493	5,940	4,457
Research and development expenses	47	43	48
Selling, general and administrative expenses	10	13	10
Restructuring charges	—	2	161
Asbestos-related credit	—	54	—
Equity in earnings of nonconsolidated affiliates	69	50	45
Sundry income (expense) - net	(96)	(10)	479
Interest income	33	55	65
Interest expense and amortization of debt discount	34	37	42
Income Before Income Taxes	302	619	935
Provision for income taxes	87	160	239
Net Income Attributable to Union Carbide Corporation	$215	$459	$696
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

(In millions) At December 31	2011 Restated (See Note S)	2010
Assets
Current Assets
Cash and cash equivalents	$26	$22
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2011: $1; 2010: $1)	23	27
Related companies	385	403
Other	158	159
Notes receivable from related companies	3,261	4,335
Inventories	207	194
Deferred income taxes and other current assets	93	87
Total current assets	4,153	5,227
Investments
Investments in related companies	971	972
Investments in nonconsolidated affiliates	132	131
Other investments	6	10
Noncurrent receivables	45	46
Noncurrent receivables from related companies	136	125
Total investments	1,290	1,284
Property
Property	7,099	7,080
Less accumulated depreciation	5,745	5,640
Net property	1,354	1,440
Other Assets
Intangible assets (net of accumulated amortization 2011: $141; 2010: $140)	8	7
Deferred income tax assets - noncurrent	675	579
Asbestos-related insurance receivables - noncurrent	172	220
Deferred charges and other assets	53	67
Total other assets	908	873
Total Assets	$7,705	$8,824
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$15	$3
Long-term debt due within one year	37	—
Accounts payable:
Trade	256	267
Related companies	382	527
Other	31	30
Income taxes payable	—	140
Asbestos-related liabilities - current	73	78
Accrued and other current liabilities	157	185
Total current liabilities	951	1,230
Long-Term Debt	470	571
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	1,062	894
Asbestos-related liabilities - noncurrent	608	663
Other noncurrent obligations	179	188
Total other noncurrent liabilities	1,849	1,745
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	312	312
Retained earnings	5,253	5,990
Accumulated other comprehensive loss	(1,132)	(1,026)
Union Carbide Corporation's stockholder's equity	4,433	5,276
Noncontrolling interests	2	2
Total equity	4,435	5,278
Total Liabilities and Equity	$7,705	$8,824
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2011 Restated (See Note S)	2010	2009
Operating Activities
Net Income	$215	$459	$696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	270	274	297
Credit for deferred income tax	(43)	(40)	(69)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	4	(9)	(9)
Net gains on sales of property	(5)	(2)	(3)
Restructuring charges	—	2	159
Asbestos-related credit	—	(54)	—
Pension contributions	(48)	(2)	(2)
Net loss on early extinguishment of debt	6	—	—
Gain on sale of ownership interest in nonconsolidated affiliates	—	—	(339)
Changes in assets and liabilities:
Accounts and notes receivable	12	(16)	20
Related company receivables	1,092	(218)	(459)
Inventories	(13)	13	(20)
Accounts payable	(10)	49	48
Related company payables	(132)	198	21
Other assets and liabilities	(171)	140	(94)
Cash provided by operating activities	1,177	794	246
Investing Activities
Capital expenditures	(168)	(157)	(101)
Proceeds from sale of ownership interest in nonconsolidated affiliates	—	—	671
Change in noncurrent receivable from related company	(11)	(24)	85
Proceeds from sales of property	19	2	6
Purchases of investments	(11)	(53)	(30)
Proceeds from sales of investments	17	38	30
Cash provided by (used in) investing activities	(154)	(194)	661
Financing Activities
Dividends paid to stockholder	(950)	(600)	(660)
Payments on long-term debt	(69)	—	(249)
Cash used in financing activities	(1,019)	(600)	(909)
Summary
Increase (Decrease) in cash and cash equivalents	4	—	(2)
Cash and cash equivalents at beginning of year	22	22	24
Cash and cash equivalents at end of period	$26	$22	$22
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

(In millions) For the years ended December 31	2011 Restated (See Note S)	2010	2009
Common Stock
Balance at beginning and end of year	$—	$—	$—
Additional Paid-in Capital
Balance at beginning and end of year	312	312	312
Retained Earnings
Balance at beginning of year	5,990	6,131	6,094
Net income	215	459	696
Dividends declared	(951)	(600)	(660)
Other	(1)	—	1
Balance at end of year	5,253	5,990	6,131
Accumulated Other Comprehensive Loss, Net of Tax
Cumulative translation adjustments at beginning of year	(55)	(61)	(61)
Translation adjustment	3	6	—
Balance at end of year	(52)	(55)	(61)
Pension and Other Postretirement Benefit Plans at beginning of year	(971)	(950)	(783)
Net prior service credit	3	3	3
Net loss	(112)	(24)	(170)
Balance at end of year	(1,080)	(971)	(950)
Accumulated Investment Gain at beginning of year	—	1	1
Net investment results	—	(1)	—
Balance at end of year	—	—	1
Accumulated derivative loss at beginning of year	—	—	(1)
Net hedging results	—	—	1
Balance at end of year	—	—	—
Total accumulated other comprehensive loss	(1,132)	(1,026)	(1,010)
Union Carbide Corporation's Stockholder's Equity	4,433	5,276	5,433
Noncontrolling interests	2	2	1
Total Equity	$4,435	$5,278	$5,434
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For years ended December 31	2011 Restated (See Note S)	2010	2009
Net Income Attributable to Union Carbide Corporation	$215	$459	$696
Other Comprehensive Income (Loss), Net of Tax (tax amounts shown below for 2011, 2010, 2009)
Cumulative translation adjustments	3	6	—
Cumulative unrealized losses on investments	—	(1)	—
Pension and other postretirement plans:
Net loss arising during period (net of tax of $(83), $(31), $(87))	(166)	(61)	(172)
Less: Amortization of prior service cost included in net periodic pension costs (net of tax of $2, $2, $2)	3	3	3
Less: Amortization of net loss included in net periodic pension costs (net of tax of $31, $22, $-)	54	37	2
Net gain on cash flow hedging derivative instruments	—	—	1
Total other comprehensive loss	(106)	(16)	(166)
Comprehensive Income Attributable to Union Carbide Corporation	$109	$443	$530
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

As part of Dow's cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At December 31, 2011, the Corporation had a note receivable of $3.2 billion ($4.3 billion at December 31, 2010) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

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

In accordance with the Amended and Restated Tax Sharing Agreement between the Corporation and Dow, the Corporation made payments of $227 million to Dow in 2011 to cover the Corporation's estimated federal tax liability for 2011; payments were $168 million in 2010 and $289 million in 2009. In 2011, the Corporation's estimated payments exceeded the estimated tax liability and a refund of approximately $42 million is recorded in "Accounts receivables - other" in the consolidated balance sheets at December 31, 2011.

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

The tax rate for 2011 was positively impacted by U.S. state and business credits. These events resulted in an effective tax rate for 2011 that was lower than the U.S. statutory rate. UCC's reported effective tax rate for 2011 was 28.8 percent.

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

Domestic and Foreign Components of Income Before Income Taxes
In millions	2011	2010	2009
Domestic	$303	$611	$933
Foreign	(1)	8	2
Total	$302	$619	$935

 Union Carbide Corporation and Subsidiaries

 Notes to the Consolidated Financial Statements

Reconciliation to U.S. Statutory Rate
In millions	2011	2010	2009
Taxes at U.S. statutory rate	$106	$216	$327
Equity earnings effect (1)	—	—	26
U.S. business credits	(6)	—	—
Benefit of dividend income from investments in related companies	(2)	(14)	(67)
Unrecognized tax benefits	(1)	(28)	(5)
U.S. federal audit settlement	—	—	(28)
Federal tax accrual adjustments (1)	—	—	(18)
State and local tax impact	(7)	(7)	7
Other - net	(3)	(7)	(3)
Total tax provision	$87	$160	$239
Effective tax rate	28.8%	25.8%	25.6%

(1)	The amount for the noted reconciliation item is immaterial for 2011 and 2010 and has been included in the “Other - net” category.

Provision for Income Taxes
		2011			2010			2009
In millions	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$126	$(41)	$85	$237	$(38)	$199	$293	$(68)	$225
State and local	(2)	(2)	(4)	(42)	(2)	(44)	10	(2)	8
Foreign	6	—	6	5	—	5	5	1	6
Total	$130	$(43)	$87	$200	$(40)	$160	$308	$(69)	$239

Deferred Tax Balances at December 31 In millions	2011		2010
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property	$—	$229	$—	$242
Tax loss and credit carryforwards	100	—	102	—
Postretirement benefit obligations	772	363	716	368
Other accruals and reserves	576	4	549	4
Inventory	9	—	9	—
Long-term debt	—	1	—	1
Investments	—	1	—	1
Other - net	48	48	53	63
Subtotal	$1,505	$646	$1,429	$679
Valuation allowances	(121)	—	(104)	—
Total	$1,384	$646	$1,325	$679

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

 Union Carbide Corporation and Subsidiaries

 Notes to the Consolidated Financial Statements

NOTE S - RESTATEMENT

The Corporation has restated its previously issued Consolidated Financial Statements for the year ended December 31, 2011 due to an error which occurred in December 2011 related to the use of an incorrect selling price. This error resulted in an overstatement of "Net sales to related companies" of $86 million in the fourth quarter of 2011. Including the related tax impact, "Net Income Attributable to Union Carbide Corporation" was overstated by $54 million.

The effects of the restatement on the 2011 Consolidated Financial Statements are summarized below:

(In millions)	Year ended December 31, 2011
Consolidated Statement of Income	As Previously Reported	As Restated
Net sales to related companies	$6,780	$6,694
Total Net Sales	$6,966	$6,880
Income Before Income Taxes	$388	$302
Provision for income taxes	$119	$87
Net Income Attributable to Union Carbide Corporation	$269	$215

Consolidated Statement of Cash Flows
Operating Activities
Net Income	$269	$215
Changes in assets and liablities:
Related company receivables	$1,007	$1,092
Other assets and liabilities	$(140)	$(171)

Consolidated Statement of Equity
Retained Earnings
Net income	$269	$215
Balance at end of year	$5,307	$5,253
Union Carbide Corporation's Stockholder's Equity	$4,487	$4,433
Total Equity	$4,489	$4,435

Consolidated Statement of Comprehensive Income
Net Income Attributable to Union Carbide Corporation	$269	$215
Comprehensive Income Attributable to Union Carbide Corporation	$163	$109

 Union Carbide Corporation and Subsidiaries

 Notes to the Consolidated Financial Statements

(In millions)	At December 31, 2011
Consolidated Balance Sheet	As Previously Reported	As Restated
Assets
Current Assets
Accounts receivable:
Other	$127	$158
Notes receivable from related companies	$3,346	$3,261
Total current assets	$4,207	$4,153
Total Assets	$7,759	$7,705
Liabilities and Equity
Stockholder's Equity
Retained earnings	$5,307	$5,253
Union Carbide Corporation's stockholder's equity	$4,487	$4,433
Total equity	$4,489	$4,435
Total Liabilities and Equity	$7,759	$7,705

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's Disclosure Committee and the Corporation's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 15d - 15(b). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer initially concluded that the Corporation's disclosure controls and procedures were effective for the fiscal year ended December 31, 2011. Subsequently, during the financial closing for the first quarter of 2012, the Corporation's management identified a material weakness in the Corporation's internal control over financial reporting, as described in Management's Report on Internal Control Over Financial Reporting below. Solely as a result of this material weakness, the Corporation has concluded that its disclosure controls and procedures were not effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting
Management initially concluded that there were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the fiscal quarter ended December 31, 2011 that materially affected, or were reasonably likely to materially affect, the Corporation's internal control over financial reporting. Management is now in the process of remediating the material weakness referenced above in Evaluation of Disclosure Controls and Procedures, and has defined new controls to ensure the accuracy of the prices used to calculate the sale of products to related companies and enhanced its quarterly analysis and review of the Corporation's sales to related companies.
Other than as described above, there were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the fiscal quarter ended December 31, 2011 and through the date of this filing that materially affected or were reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

The Corporation's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;

•
provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and Directors of the Corporation;

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation's assets that could have a material effect on the consolidated financial statements; and

•	provide reasonable assurance as to the detection of fraud.

Because of its inherent limitations, any system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.
Management assessed the effectiveness of the Corporation's internal control over financial reporting and initially concluded that, as of December 31, 2011 such internal control was effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Subsequently, during the financial closing for the first quarter of 2012, the Corporation's management identified an error in the calculation of related-company sales for the fourth quarter of 2011 and concluded that the error resulted from a material weakness in the Corporation's internal control over financial reporting. Management concluded that effective controls were not maintained to ensure the accuracy of the prices used to record related-company sales and the error was not detected by management prior to the issuance of the Consolidated Financial Statements for 2011. This material weakness resulted in a material error in the computation of the Corporation's net sales to related companies and the restatement of the Corporation's previously issued financial statements, as described in Note S to the Consolidated Financial Statements contained herein. In connection with the financial statement restatement, management, including the Corporation's Chief Executive Officer and

Chief Financial Officer, reassessed the effectiveness of internal control over financial reporting as of December 31, 2011 and concluded that the Corporation did not maintain effective internal control over financial reporting as of December 31, 2011.
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

May 1, 2012

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

1. The Corporation's 2011 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K/A.

2. Financial Statement Schedules.
Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or Notes thereto.

3. See the Exhibit Index on pages 64-66 for exhibits filed with this Annual Report on Form 10‑K/A (see below) and for exhibits incorporated by reference.

The Corporation will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Corporation's principal executive offices (address provided at the end of the Exhibit Index).

The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10‑K/A:

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

The following registered service mark of American Chemistry Council appears in this report: Responsible Care

Union Carbide Corporation and Subsidiaries
Signatures
_____________________________________________________________________________________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May 2012.

UNION CARBIDE CORPORATION
By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below on the 1st day of May 2012 by the following persons on behalf of the Registrant and in the capacities indicated:

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