Form 10-Q
period 2012-03-31
UNION CARBIDE CORP /NEW/
filed 2012-05-02
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
☐ Yes    ☑ No

At March 31, 2012, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2012	Mar 31, 2011
Net trade sales	$54	$45
Net sales to related companies	1,674	1,566
Total Net Sales	1,728	1,611
Cost of sales	1,658	1,429
Research and development expenses	10	10
Selling, general and administrative expenses	3	2
Restructuring charges	3	—
Equity in earnings of nonconsolidated affiliates	17	17
Sundry income (expense) - net	(13)	(30)
Interest income	5	11
Interest expense and amortization of debt discount	7	9
Income Before Income Taxes	56	159
Provision for income taxes	19	53
Net Income Attributable to Union Carbide Corporation	$37	$106

Depreciation	$58	$62
Capital Expenditures	$37	$28
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2012	Mar 31, 2011
Net Income Attributable to Union Carbide Corporation	$37	$106
Other Comprehensive Income (Loss), Net of Tax
Translation adjustments	(2)	—
Adjustments to pension and other postretirement benefit plans	9	15
Other comprehensive income	7	15
Comprehensive Income Attributable to Union Carbide Corporation	$44	$121
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Mar 31, 2012	Dec 31, 2011
Assets
Current Assets
Cash and cash equivalents	$20	$26
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2012: $1; 2011: $1)	31	23
Related companies	406	385
Other	141	158
Notes receivable from related companies	3,032	3,261
Inventories	215	207
Deferred income taxes and other current assets	87	93
Total current assets	3,932	4,153
Investments
Investments in related companies	971	971
Investments in nonconsolidated affiliates	142	132
Other investments	6	6
Noncurrent receivables	45	45
Noncurrent receivables from related companies	134	136
Total investments	1,298	1,290
Property
Property	7,129	7,099
Less accumulated depreciation	5,795	5,745
Net property	1,334	1,354
Other Assets
Intangible assets (net of accumulated amortization 2012: $142; 2011: $141)	8	8
Deferred income tax assets - noncurrent	666	675
Asbestos-related insurance receivables - noncurrent	168	172
Deferred charges and other assets	54	53
Total other assets	896	908
Total Assets	$7,460	$7,705
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$23	$15
Long-term debt due within one year	—	37
Accounts payable:
Trade	277	256
Related companies	440	382
Other	24	31
Asbestos-related liabilities - current	72	73
Accrued and other current liabilities	170	157
Total current liabilities	1,006	951
Long-Term Debt	470	470
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	1,013	1,062
Asbestos-related liabilities - noncurrent	591	608
Other noncurrent obligations	175	179
Total other noncurrent liabilities	1,779	1,849
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	312	312
Retained earnings	5,016	5,253
Accumulated other comprehensive loss	(1,125)	(1,132)
Union Carbide Corporation's stockholder's equity	4,203	4,433
Noncontrolling interests	2	2
Total equity	4,205	4,435
Total Liabilities and Equity	$7,460	$7,705
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar 31, 2012	Mar 31, 2011
Operating Activities
Net Income	$37	$106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66	68
Provision (credit) for deferred income tax	2	(21)
Earnings of nonconsolidated affiliates in excess of dividends received	(14)	—
Restructuring charges	3	—
Pension contributions	(40)	—
Net loss on early extinguishment of debt	—	6
Other gains, net	(1)	—
Changes in assets and liabilities:
Accounts and notes receivable	(9)	3
Related company receivables	208	39
Inventories	(9)	(54)
Accounts payable	28	(45)
Related company payables	66	93
Other assets and liabilities	3	79
Cash provided by operating activities	340	274
Investing Activities
Capital expenditures	(37)	(28)
Change in noncurrent receivable from related company	3	—
Purchases of investments	—	(5)
Proceeds from sales of investments	—	5
Cash used in investing activities	(34)	(28)
Financing Activities
Dividends paid to stockholder	(275)	(175)
Payments on long-term debt	(37)	(69)
Cash used in financing activities	(312)	(244)
Summary
Increase (decrease) in cash and cash equivalents	(6)	2
Cash and cash equivalents at beginning of year	26	22
Cash and cash equivalents at end of period	$20	$24
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2012	Mar 31, 2011
Common Stock
Balance at beginning of year and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of year and end of period	312	312
Retained Earnings
Balance at beginning of year	5,253	5,990
Net income	37	106
Dividends declared	(275)	(175)
Other	1	—
Balance at end of period	5,016	5,921
Accumulated Other Comprehensive Loss
Balance at beginning of year	(1,132)	(1,026)
Other comprehensive income	7	15
Balance at end of period	(1,125)	(1,011)
Union Carbide Corporation's Stockholder's Equity	4,203	5,222
Noncontrolling Interests	2	2
Total Equity	$4,205	$5,224
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

Intercompany transactions and balances are eliminated in consolidation. Transactions with the Corporation’s parent company, Dow and other Dow subsidiaries have been reflected as related company transactions in the consolidated financial statements. See Note K for further discussion.

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

NOTE B - RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
On January 1, 2012, the Corporation adopted Accounting Standards Update ("ASU") 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," as amended by ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This standard improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. See the Consolidated Statements of Comprehensive Income and Note L.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

On January 1, 2012, the Corporation adopted ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." which provides common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards ("IFRS"). See Note G for additional information about fair value measurements.
Accounting Guidance Issued But Not Adopted as of March 31, 2012
In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. The Corporation is currently evaluating the impact of adopting this guidance.

NOTE C - INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	Mar 31, 2012	Dec 31, 2011
Finished goods	$79	$71
Work in process	5	6
Raw materials	52	51
Supplies	79	79
Total inventories	$215	$207

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $175 million at March 31, 2012 and $162 million at December 31, 2011.

NOTE D - NONCONSOLIDATED AFFILIATES
The table below presents summarized financial information for Univation Technologies, LLC, a significant nonconsolidated affiliate (at 100 percent):

Summarized Income Statement Information	Three Months Ended
for Univation Technologies, LLC In millions	Mar 31, 2012	Mar 31, 2011
Sales	$74	$65
Gross profit	$50	$46
Net income attributable to Univation Technologies, LLC	$31	$32

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE E - INTANGIBLE ASSETS

The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	At March 31, 2012			At December 31, 2011
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(33)	$—
Software	117	(109)	8	116	(108)	8
Total intangible assets	$150	$(142)	$8	$149	$(141)	$8

Amortization expense for software, which is included in “Cost of sales” in the consolidated statements of income, was $1 million in the first quarter of 2012 and $1 million in the first quarter of 2011. Amortization expense for intangible assets (not including software) was immaterial in the first quarter of 2012 and 2011.

Total estimated amortization expense for 2012 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2012	$2
2013	$2
2014	$1
2015	$1
2016	$1
2017	$1

NOTE F - FINANCIAL INSTRUMENTS

Investments
The Corporation’s investments in marketable securities are classified as available-for-sale.

Investing Results	Three Months Ended
In millions	Mar 31, 2012	Mar 31, 2011
Proceeds from sales of available-for-sale securities	$—	$3

Portfolio managers regularly review all of the Corporation’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. At March 31, 2012 and December 31, 2011, there were no impairment indicators or circumstances that would result in a material adjustment of these investments.

The Corporation’s investments in debt securities had contractual maturities of less than 10 years at March 31, 2012.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments
	At March 31, 2012				At December 31, 2011
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities (1):
Debt securities	$3	$—	$—	$3	$3	$—	$—	$3
Total marketable securities	$3	$—	$—	$3	$3	$—	$—	$3
Long-term debt including debt due within one year	$(470)	$—	$(129)	$(599)	$(507)	$—	$(148)	$(655)

(1)	Included in “Other investments” in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

The Corporation enters into foreign exchange forward contracts to hedge various currency exposures, primarily related to assets and liabilities denominated in foreign currencies. The primary business objective of the activity is to optimize the U.S. dollar value of the Corporation’s assets and liabilities. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged. At March 31, 2012, the Corporation had forward contracts to buy, sell or exchange foreign currencies with maturities in the second quarter of 2012; these contracts were immaterial. The Corporation did not designate any derivatives as hedges at March 31, 2012 or December 31, 2011.

NOTE G - FAIR VALUE MEASUREMENTS

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)
In millions	Mar 31, 2012	Dec 31, 2011
Assets at fair value:
Debt securities (1)	$3	$3
Liabilities at fair value:
Long-term debt (2)	$599	$655

(1)	Included in “Other investments” in the consolidated balance sheets.

(2)	See Note F for information on fair value adjustments to long-term debt included at cost in the consolidated balance sheets.

For assets and liabilities classified as Level 2 measurements, where the security is frequently traded in less active markets, fair value is based on the closing price at the end of the period; where the security is less frequently traded, fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability, or by using observable market data points of similar, more liquid securities to imply the price. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance/quality checks.

Assets that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset. For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. There were no transfers between Levels 1 and 2 in the first quarter of 2012 or the year ended December 31, 2011.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE H - COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At March 31, 2012, the Corporation had accrued obligations of $101 million for probable environmental remediation and restoration costs, including $22 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation’s results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2011, the Corporation had accrued obligations of $101 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites.

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

In November 2011, the Corporation requested ARPC to review the Corporation's 2011 asbestos claim and resolution activity and determine the appropriateness of updating its December 2010 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2011. In January 2012, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its December 2010 study and, therefore, the estimate in that study remained applicable. Based on the Corporation's own review of the asbestos claim and resolution activity and ARPC's response, the Corporation determined that no change to the accrual was required. At December 31, 2011, the Corporation's asbestos-related liability for pending and future claims was $668 million. At December 31, 2011, approximately 18 percent of the recorded liability related to pending claims and approximately 82 percent related to future claims.

Based on the Corporation’s review of 2012 activity, it was determined that no adjustment to the accrual was required at March 31, 2012. The Corporation’s asbestos-related liability for pending and future claims was $646 million at March 31, 2012. Approximately 20 percent of the recorded liability related to pending claims and approximately 80 percent related to future claims.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that were not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, the Corporation has reached settlements with several of the carriers involved in the Insurance Litigation, including settlements reached with two significant carriers in the fourth quarter of 2009. The Insurance Litigation is ongoing.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $40 million at March 31, 2012 and $40 million at December 31, 2011. At March 31, 2012 and December 31, 2011, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Mar 31, 2012	Dec 31, 2011
Receivables for defense costs – carriers with settlement agreements	$19	$20
Receivables for resolution costs - carriers with settlement agreements	155	158
Receivables for insurance recoveries - carriers without settlement agreements	40	40
Total	$214	$218

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $25 million in the first quarter of 2012 ($13 million in the first quarter of 2011) and was reflected in “Cost of sales” in the consolidated statements of income.

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

Because of the uncertainties described above, the Corporation's management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing UCC and Amchem. The Corporation's management believes that it is reasonably possible that the cost of disposing of the Corporation’s asbestos-related claims, including future defense costs, could have a material impact on the Corporation's results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

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

Purchase Commitments
At December 31, 2011, the Corporation had various outstanding commitments for take-or-pay agreements, with terms extending from one to fifteen years. Such commitments were not in excess of current market prices. The fixed and determinable portion of obligations under purchase commitments at December 31, 2011 is presented in the table below. There have been no material changes to purchase commitments since December 31, 2011.

Fixed and Determinable Portion of Take-or-Pay Obligations at December 31, 2011 In millions
2012	$11
2013	11
2014	11
2015	8
2016	6
2017 and beyond	16
Total	$63

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Asset Retirement Obligations
The Corporation has recognized asset retirement obligations related to capping activities at landfill sites in the United States. The aggregate carrying amount of these asset retirement obligations was $4 million at March 31, 2012 and $4 million at December 31, 2011. The Corporation also has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $10 million at March 31, 2012 and $10 million at December 31, 2011. The discount rate used to calculate the Corporation’s asset retirement obligations and conditional asset retirement obligations was 1.96 percent at March 31, 2012 and 1.96 percent at December 31, 2011. These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

The Corporation has not recognized conditional asset retirement obligations for which a fair value cannot be reasonably estimated in its consolidated financial statements. It is the opinion of management that the possibility is remote that such conditional asset retirement obligations, when estimable, will have a material impact on the Corporation’s consolidated financial statements based on current costs.

NOTE I - NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable In millions	Mar 31, 2012	Dec 31, 2011
Notes payable – related companies	$23	$15
Period-end average interest rates	0.89%	0.95%

Long-Term Debt
In millions	2012 Average Rate	Mar 31, 2012	2011 Average Rate	Dec 31, 2011
Promissory notes and debentures:
Debentures due 2023	7.875%	$175	7.875%	$175
Debentures due 2025	6.79%	12	6.79%	12
Debentures due 2025	7.50%	150	7.50%	150
Debentures due 2096	7.75%	135	7.75%	135
Other facilities:
Pollution control/industrial revenue bonds, maturity 2012	—	—	5.09%	37
Unamortized debt discount	—	(2)	—	(2)
Long term debt due within one year	—	—	—	(37)
Long-term debt	—	$470	—	$470

The Corporation does not have any maturities related to long-term debt during the next five years.

In the first quarter of 2012, the Corporation redeemed $37 million aggregate principal amount of pollution control/industrial revenue bonds that matured on January 1, 2012.

On March 22, 2011, the Corporation concluded a cash tender offer for $65 million aggregate principal amount of certain notes issued by the Corporation. As a result of the tender offer, the Corporation redeemed $65 million of the notes and recognized a $6 million pretax loss on early extinguishment of debt, included in “Sundry income (expense) - net” in the consolidated statements of income.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at March 31, 2012.

NOTE J - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	Mar 31, 2012	Mar 31, 2011
Defined Benefit Pension Plans:
Service cost	$7	$6
Interest cost	47	50
Expected return on plan assets	(59)	(63)
Amortization of prior service cost	2	2
Amortization of net loss	15	21
Net periodic benefit cost	$12	$16
Other Postretirement Benefits:
Interest cost	$4	$5
Net periodic benefit cost	$4	$5

NOTE K - RELATED PARTY TRANSACTIONS

The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s long-standing intercompany pricing policies. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) - net” in the consolidated statements of income. Purchases from that Dow subsidiary were $840 million in the first quarter of 2012 ($771 million in the first quarter of 2011).

The Corporation has a master services agreement with Dow whereby Dow provides services including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety, and business management for UCC. Under the master services agreement with Dow, general administrative and overhead type services that Dow routinely allocates to various businesses are charged to UCC. The master services agreement cost allocation basis is headcount and includes a 10 percent service fee.

This agreement resulted in expense of approximately $8 million in the first quarter of 2012 ($12 million in the first quarter of 2011), for general administrative and overhead type services and the 10 percent service fee, included in “Sundry income(expense) - net.” The remaining activity-based costs were approximately $12 million in the first quarter of 2012 ($4 million in the first quarter of 2011) and were included in “Cost of sales.”

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At March 31, 2012, the Corporation had a note receivable of $3.0 billion ($3.2 billion at December 31, 2011) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 31, 2012. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At March 31, 2012, $854 million ($870 million at December 31, 2011) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

In the first quarter of 2012, the Corporation declared and paid a dividend of $275 million to Dow. In the first quarter of 2011, the Corporation declared and paid a dividend of $175 million to Dow.

The Corporation received cash dividends from its related company investments of $7 million in the first quarter of 2012. These dividends are included in “Sundry income (expense) - net.” No dividends were received in the first quarter of 2011.

NOTE L - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2012 and 2011:

Accumulated Other Comprehensive Income (Loss)	Three Months Ended
In millions	Mar 31, 2012	Mar 31, 2011
Cumulative Translation Adjustments at beginning of year	$(52)	$(55)
Translation adjustments	(2)	—
Cumulative Translation Adjustments at end of period	$(54)	$(55)
Pension and Other Postretirement Benefit Plans at beginning of year	$(1,080)	$(971)
Adjustments to pension and other postretirement benefit plans	9	15
Pension and Other Postretirement Benefit Plans at end of period	$(1,071)	$(956)
Total accumulated other comprehensive loss	$(1,125)	$(1,011)

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the three-month period ended March 31, 2012, the most recent period, compared with the three-month period March 31, 2011, the corresponding period in the preceding fiscal year.

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

RESULTS OF OPERATIONS
Total net sales for the first quarter of 2012 were $1,728 million compared with $1,611 million for the first quarter of 2011, an increase of 7 percent.

Net sales to related companies, principally to Dow based on market prices for the related products, for the first quarter of 2012 were $1,674 million compared with $1,566 million for the first quarter of 2011, an increase of 7 percent. Sales volumes increased for most products in the first quarter of 2012 compared with the first quarter of 2011. In the first quarter of 2012, turnarounds, including a planned maintenance turnaround at the St. Charles, Louisiana manufacturing facility, and the September 30, 2011 divestiture of the Polypropylene business dampened the increase in sales volumes. Price trends varied across businesses as price increases in polyglycols and surfactants were partially offset by price declines in ethyleneamines and ethylene glycols.

Cost of sales increased 16 percent to $1,658 million in the first quarter of 2012 from $1,429 million in the first quarter of 2011, principally due to higher sales, increased turnaround costs and start-up costs related to the restart of an ethylene cracker in St. Charles, Louisiana, scheduled for the fourth quarter of 2012.

Research and development expenses of $10 million for the first quarter of 2012 were flat compared with the first quarter of 2011.

In the first quarter of 2012, the Corporation recorded restructuring charges totaling $3 million related to a workforce reduction of approximately 20 employees.

Equity in earnings of nonconsolidated affiliates was $17 million in the first quarters of 2012 and 2011.

Sundry income (expense) - net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow and gains and losses on sales of investments and assets. Sundry income (expense) - net for the first quarter of 2012 was expense of $13 million compared with expense of $30 million for the first quarter of 2011 primarily due to increased dividends in the first quarter of 2012 and a loss of $6 million related to the early extinguishment of debt in the first quarter of 2011. See Note I to the Consolidated Financial Statements for additional information.

Union Carbide Corporation and Subsidiaries

Interest income was $5 million in the first quarter of 2012 compared with $11 million in the first quarter of 2011. The decrease was primarily due to a reduction in the notes receivable from related companies and lower interest rates.

Interest expense and amortization of debt discount was $7 million in the first quarter of 2012 compared with $9 million in the first quarter of 2011. This decrease was primarily due to a reduction in long-term debt, which resulted from the early extinguishment of debt in the first quarter of 2011. See Note I to the Consolidated Financial Statements for additional information.

The Corporation reported a tax provision of $19 million in the first quarter of 2012, which resulted in an effective tax rate of 33.9 percent. This compares with a tax provision of $53 million in the first quarter of 2011, which resulted in an effective tax rate of 33.3 percent. The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, dividends received from investments in related companies and the level of income relative to tax credits available.

The Corporation reported net income of $37 million for the first quarter of 2012, down from $106 million for the first quarter of 2011, reflecting margin compression, increased turnaround costs and costs related to the restart of an ethylene cracker.

OTHER MATTERS

Recent Accounting Guidance
See Note B to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note A to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2011 (“2011 10-K/A”) describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The Corporation’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2011 10-K/A. Since December 31, 2011, there have been no material changes in the Corporation’s critical accounting policies.

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

Union Carbide Corporation and Subsidiaries

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem, based on criteria developed by Union Carbide and its external consultants:

	2012	2011
Claims unresolved at January 1	53,225	62,582
Claims filed	1,896	2,039
Claims settled, dismissed or otherwise resolved	(12,303)	(3,372)
Claims unresolved at March 31	42,818	61,249
Claimants with claims against both UCC and Amchem	(12,671)	(18,475)
Individual claimants at March 31	30,147	42,774

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

In November 2011, the Corporation requested ARPC to review the Corporation's 2011 asbestos claim and resolution activity and determine the appropriateness of updating its December 2010 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2011. In January 2012, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its December 2010 study and, therefore, the estimate in that study remained applicable. Based on the Corporation's own review of the asbestos claim and resolution activity and ARPC's response, the Corporation determined that no change to the accrual was required. At December 31, 2011, the Corporation's asbestos-related liability for pending and future claims was $668 million. At December 31, 2011, approximately 18 percent of the recorded liability related to pending claims and approximately 82 percent related to future claims.

Based on the Corporation’s review of 2012 activity, it was determined that no adjustment to the accrual was required at March 31, 2012. The Corporation’s asbestos-related liability for pending and future claims was $646 million at March 31, 2012. Approximately 20 percent of the recorded liability related to pending claims and approximately 80 percent related to future claims.

Union Carbide Corporation and Subsidiaries

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs	Three Months Ended		Aggregate Costs to
In millions	Mar 31, 2012	Mar 31, 2011	Date as of Mar 31, 2012
Defense costs	$25	$13	$887
Resolution costs	$22	$9	$1,605

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $25 million in the first quarter of 2012 ($13 million in the first quarter of 2011), and was reflected in “Cost of sales” in the consolidated statements of income.

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

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $40 million at March 31, 2012 and $40 million at December 31, 2011. At March 31, 2012 and December 31, 2011, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Mar 31, 2012	Dec 31, 2011
Receivables for defense costs - carriers with settlement agreements	$19	$20
Receivables for resolution costs - carriers with settlement agreements	155	158
Receivables for insurance recoveries - carriers without settlement agreements	40	40
Total	$214	$218

Union Carbide Corporation and Subsidiaries

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

Because of the uncertainties described above, management cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing the Corporation and Amchem. Management believes that it is reasonably possible that the cost of disposing of the Corporation’s asbestos-related claims, including future defense costs, could have a material impact on the Corporation’s results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

Union Carbide Corporation and Subsidiaries

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Omitted pursuant to General Instruction H of Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's Disclosure Committee and the Corporation's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  Based  upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were not effective solely as a result of the material weakness in internal control over financial reporting that was identified during management's review of the financial results for the first quarter of fiscal year 2012 as described in Management's Report on Internal Control Over Financial Reporting contained in the Corporation's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011.

Changes in Internal Control Over Financial Reporting
Other than with respect to the ongoing remediation of the material weakness referenced above in Evaluation of Disclosure Controls and Procedures, there were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the fiscal quarter ended March 31, 2012 and through the date of this filing that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments in asbestos-related matters occurred during the first quarter of 2012. For a summary of the history and current status of asbestos-related matters, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note H to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS.

The following risk factor was updated in the first quarter of 2012:

Raw Materials: Availability of purchased feedstocks and energy and the volatility of these costs impact the Corporation's operating costs and adds variability to earnings.
Purchased feedstock and energy costs account for a substantial portion of the Corporation's total production costs and operating expenses. The Corporation purchases hydrocarbon raw materials including ethane, propane and naphtha as feedstocks. The Corporation also purchases certain monomers, primarily ethylene and propylene, to supplement internal production, as well as other raw materials. The Corporation purchases natural gas, mainly to generate electricity, and purchases electric power.

Feedstock and energy costs generally follow price trends in crude oil and natural gas, which are sometimes volatile. Ultimately, the ability to pass on underlying cost increases is dependent on market conditions. Conversely, when feedstock and energy costs decline, selling prices generally decline as well. As a result, volatility in these costs could impact the Corporation's results of operations.
The Corporation intends to take advantage of increasing supplies of low-cost natural gas and natural gas liquids ("NGLs") from shale gas by re-starting an ethylene cracker in St. Charles, Louisiana, which is expected to be completed by the end of 2012. As a result of this action, the Corporation's exposure to purchased ethylene and propylene is expected to decline, offset by increased exposure to ethane and propane feedstocks.

Union Carbide Corporation and Subsidiaries

While the Corporation expects abundant and cost-advantaged supplies of NGLs in the United States to persist for the foreseeable future, if NGLs were to become significantly less advantaged than crude oil-based feedstocks, it could have a negative impact on the Corporation's operations and future investments.
Also, if the Corporation's key suppliers of feedstocks and energy are unable to provide the raw materials required for production, it could have a negative impact on the Company's results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

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

Date: May 2, 2012
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