Form 10-Q
period 2012-06-30
UNION CARBIDE CORP /NEW/
filed 2012-08-01
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to___________

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
☐ Yes    ☑ No

At June 30, 2012, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Net trade sales	$46	$52	$100	$97
Net sales to related companies	1,375	1,980	3,049	3,546
Total Net Sales	1,421	2,032	3,149	3,643
Cost of sales	1,456	1,816	3,114	3,245
Research and development expenses	9	16	19	26
Selling, general and administrative expenses	2	5	5	7
Restructuring charges	—	—	3	—
Equity in earnings of nonconsolidated affiliates	15	18	32	35
Sundry income (expense) - net	(9)	(24)	(22)	(54)
Interest income	3	10	8	21
Interest expense and amortization of debt discount	8	9	15	18
Income (Loss) Before Income Taxes	(45)	190	11	349
Provision (Credit) for income taxes	(16)	63	3	116
Net Income (Loss) Attributable to Union Carbide Corporation	$(29)	$127	$8	$233

Depreciation	$57	$60	$115	$122
Capital Expenditures	$45	$39	$82	$67
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Net Income (Loss) Attributable to Union Carbide Corporation	$(29)	$127	$8	$233
Other Comprehensive Income, Net of Tax
Cumulative translation adjustments	1	2	(1)	2
Pension and other postretirement benefit plans adjustments	11	14	20	29
Total other comprehensive income	12	16	19	31
Comprehensive Income (Loss) Attributable to Union Carbide Corporation	$(17)	$143	$27	$264
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Jun 30, 2012	Dec 31, 2011
Assets
Current Assets
Cash and cash equivalents	$19	$26
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2012: $1; 2011: $1)	42	23
Related companies	498	385
Other	149	158
Notes receivable from related companies	2,353	3,261
Inventories	395	207
Other current assets and deferred income taxes	96	93
Total current assets	3,552	4,153
Investments
Investments in related companies	979	971
Investments in nonconsolidated affiliates	139	132
Other investments	8	6
Noncurrent receivables	45	45
Noncurrent receivables from related companies	152	136
Total investments	1,323	1,290
Property
Property	7,154	7,099
Less accumulated depreciation	5,836	5,745
Net property	1,318	1,354
Other Assets
Intangible assets (net of accumulated amortization 2012: $142; 2011: $141)	8	8
Deferred income tax assets - noncurrent	661	675
Asbestos-related insurance receivables - noncurrent	167	172
Deferred charges and other assets	51	53
Total other assets	887	908
Total Assets	$7,080	$7,705
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$25	$15
Long-term debt due within one year	—	37
Accounts payable:
Trade	272	256
Related companies	434	382
Other	14	31
Asbestos-related liabilities - current	72	73
Accrued and other current liabilities	167	157
Total current liabilities	984	951
Long-Term Debt	470	470
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	967	1,062
Asbestos-related liabilities - noncurrent	581	608
Other noncurrent obligations	166	179
Total other noncurrent liabilities	1,714	1,849
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	312	312
Retained earnings	4,711	5,253
Accumulated other comprehensive loss	(1,113)	(1,132)
Union Carbide Corporation's stockholder's equity	3,910	4,433
Noncontrolling interests	2	2
Total equity	3,912	4,435
Total Liabilities and Equity	$7,080	$7,705
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	Jun 30, 2012	Jun 30, 2011
Operating Activities
Net Income	$8	$233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127	136
Provision (credit) for deferred income tax	1	(34)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	(9)	2
Net gain on sales of property	(2)	—
Restructuring charges	3	—
Pension contributions	(79)	(1)
Net loss on early extinguishment of debt	—	6
Changes in assets and liabilities:
Accounts and notes receivable	(19)	(11)
Related company receivables	795	74
Inventories	(189)	(63)
Accounts payable	13	(45)
Related company payables	62	207
Other assets and liabilities	(30)	18
Cash provided by operating activities	681	522
Investing Activities
Capital expenditures	(82)	(67)
Change in noncurrent receivable from related company	(15)	14
Proceeds from sale of property	6	—
Purchase of related company receivables	(8)	—
Purchases of investments	(2)	(11)
Proceeds from sales of investments	—	11
Cash used in investing activities	(101)	(53)
Financing Activities
Dividends paid to stockholder	(550)	(400)
Payments on long-term debt	(37)	(69)
Cash used in financing activities	(587)	(469)
Summary
Decrease in cash and cash equivalents	(7)	—
Cash and cash equivalents at beginning of year	26	22
Cash and cash equivalents at end of period	$19	$22
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Six Months Ended
In millions (Unaudited)	Jun 30, 2012	Jun 30, 2011
Common Stock
Balance at beginning of year and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of year and end of period	312	312
Retained Earnings
Balance at beginning of year	5,253	5,990
Net income	8	233
Dividends declared	(550)	(400)
Balance at end of period	4,711	5,823
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of year	(1,132)	(1,026)
Other comprehensive income	19	31
Balance at end of period	(1,113)	(995)
Union Carbide Corporation's Stockholder's Equity	3,910	5,140
Noncontrolling Interests	2	2
Total Equity	$3,912	$5,142
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

NOTE B - RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
On January 1, 2012, the Corporation adopted Accounting Standards Update ("ASU") 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," as amended by ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This standard improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. See the Consolidated Statements of Comprehensive Income (Loss) and Note L for additional information.

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

Accounting Guidance Issued But Not Adopted as of June 30, 2012
In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. The Corporation is currently evaluating the impact of adopting this guidance.

NOTE C - INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	Jun 30, 2012	Dec 31, 2011
Finished goods	$244	$71
Work in process	40	6
Raw materials	34	51
Supplies	77	79
Total inventories	$395	$207

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $112 million at June 30, 2012 and $162 million at December 31, 2011.

NOTE D - NONCONSOLIDATED AFFILIATES

The table below presents summarized financial information for Univation Technologies, LLC, a significant nonconsolidated affiliate (at 100 percent):

Summarized Income Statement Information for Univation Technologies, LLC	Three Months Ended		Six Months Ended
In millions	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Sales	$79	$74	$153	$139
Gross profit	$52	$51	$102	$97
Net income attributable to Univation Technologies, LLC	$33	$36	$64	$68

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE E - INTANGIBLE ASSETS

The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	At June 30, 2012			At December 31, 2011
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(33)	$—
Software	117	(109)	8	116	(108)	8
Total intangible assets	$150	$(142)	$8	$149	$(141)	$8

Amortization expense for software, which is included in “Cost of sales” in the consolidated statements of operations was less than $1 million in the second quarter of 2012 and $1 million in the second quarter of 2011. Amortization expense for software was $1 million for the six months ended June 30, 2012 and $2 million for the six months ended June 30, 2011. Amortization expense for intangible assets (not including software) was immaterial in the second quarters of 2012 and 2011, as well as year-to-date for 2012 and 2011.

Total estimated amortization expense for 2012 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2012	$3
2013	$2
2014	$1
2015	$1
2016	$1
2017	$—

NOTE F - FINANCIAL INSTRUMENTS

Investments
The Corporation’s investments in marketable securities are classified as available-for-sale.

Investing Results	Six Months Ended
In millions	Jun 30, 2012	Jun 30, 2011
Proceeds from sales of available-for-sale securities	$—	$5

Portfolio managers regularly review all of the Corporation’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. At June 30, 2012 and December 31, 2011, there were no impairment indicators or circumstances that would result in a material adjustment of these investments.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

The Corporation’s investments in debt securities had contractual maturities of less than 10 years at June 30, 2012.

Fair Value of Financial Instruments:
	At June 30, 2012				At December 31, 2011
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities - Debt securities (1)	$5	$—	$—	$5	$3	$—	$—	$3
Long-term debt including debt due within one year	$(470)	$—	$(95)	$(565)	$(507)	$—	$(148)	$(655)

(1)	Included in “Other investments” in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

NOTE G - FAIR VALUE MEASUREMENTS

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)
In millions	Jun 30, 2012	Dec 31, 2011
Assets at fair value:
Debt securities (1)	$5	$3
Liabilities at fair value:
Long-term debt (2)	$565	$655

(1)	Included in “Other investments” in the consolidated balance sheets.

(2)	See Note F for information on fair value adjustments to long-term debt included at cost in the consolidated balance sheets.

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

Assets that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset. For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. There were no transfers between Levels 1 and 2 in the six months ended June 30, 2012 or the year ended December 31, 2011.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE H - COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At June 30, 2012, the Corporation had accrued obligations of $97 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation’s results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2011, the Corporation had accrued obligations of $101 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

In December 2010, based on ARPC’s December 2010 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $744 million, which covered the 15-year period ending 2025, excluding future defense and processing costs. The reduction was $54 million and was shown as “Asbestos-related credit” in the consolidated statements of operations. At December 31, 2010, the asbestos-related liability for pending and future claims was $728 million.

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

Based on the Corporation’s review of 2012 activity, it was determined that no adjustment to the accrual was required at June 30, 2012. The Corporation’s asbestos-related liability for pending and future claims was $636 million at June 30, 2012. Approximately 20 percent of the recorded liability related to pending claims and approximately 80 percent related to future claims.

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

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $40 million at June 30, 2012 and $40 million at December 31, 2011. At June 30, 2012 and December 31, 2011, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Jun 30, 2012	Dec 31, 2011
Receivables for defense costs – carriers with settlement agreements	$19	$20
Receivables for resolution costs - carriers with settlement agreements	154	158
Receivables for insurance recoveries - carriers without settlement agreements	40	40
Total	$213	$218

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $23 million for the second quarter of 2012 ($15 million in the second quarter of 2011) and $48 million in the first six months of 2012 ($28 million in the first six months of 2011) and was reflected in “Cost of sales” in the consolidated statements of operations.

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

Asset Retirement Obligations
The Corporation has recognized asset retirement obligations related to capping activities at landfill sites in the United States. The aggregate carrying amount of these asset retirement obligations was $4 million at June 30, 2012 and $4 million at December 31, 2011. The Corporation also has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $9 million at June 30, 2012 and

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

$10 million at December 31, 2011. The discount rate used to calculate the Corporation’s asset retirement obligations and conditional asset retirement obligations was 1.96 percent at June 30, 2012 and 1.96 percent at December 31, 2011. These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

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

Gain Contingency
Matters Involving the Formation of K-Dow Petrochemicals
Introduction
On December 13, 2007, Dow and Petrochemical Industries Company (K.S.C.) (“PIC”) of Kuwait, a wholly owned subsidiary of Kuwait Petroleum Corporation, announced plans to form a 50:50 global petrochemicals joint venture. The proposed joint venture, K-Dow Petrochemicals (“K-Dow”), was expected to have revenues of more than $11 billion and employ more than 5,000 people worldwide.

On November 28, 2008, Dow entered into a Joint Venture Formation Agreement (“JVFA”) with PIC that provided for the establishment of K-Dow. To form the joint venture, Dow would transfer, by way of contribution and sale to K-Dow, assets used in the research, development, manufacture, distribution, marketing and sale of polyethylene, polypropylene, polycarbonate, polycarbonate compounds and blends, ethyleneamines, ethanolamines, and related licensing and catalyst technologies; and K-Dow would assume certain related liabilities. It was anticipated that a significant part (but not substantially all) of UCC's U.S.-based manufacturing assets would be included in the new joint venture.

Failure to Close
On December 31, 2008, Dow received a written notice from PIC with respect to the JVFA advising Dow of PIC's position that certain conditions to closing were not satisfied and, therefore, PIC was not obligated to close the transaction. On January 2, 2009, PIC refused to close the K-Dow transaction in accordance with the JVFA. Dow disagreed with the characterizations and conclusions expressed by PIC in the written notice and Dow informed PIC that it breached the JVFA. On January 6, 2009, Dow announced that it would seek to fully enforce its rights under the terms of the JVFA and various related agreements.

Arbitration
Dow's claims against PIC were subject to an agreement between the parties to arbitrate under the Rules of Arbitration of the International Court of Arbitration of the International Chamber of Commerce (“ICC”). On February 18, 2009, Dow initiated arbitration proceedings against PIC alleging that PIC breached the JVFA by failing to close the transaction on January 2, 2009, and as a result, Dow suffered substantial damages.

On May 24, 2012, the ICC released to the parties a unanimous Partial Award in favor of Dow on both liability and damages. A three-member arbitration Tribunal found that PIC breached the JVFA by not closing K-Dow on January 2, 2009, and awarded Dow $2.16 billion in damages, not including interest and arbitration costs. The ICC is expected to issue a Final Award covering Dow's substantial claim for pre-Award interest and arbitration costs in the fourth quarter of 2012.

PIC has filed an application for remand under the English Arbitration Act of 1996 (“Remand Application”) in the High Court of Justice in London (“High Court”). In its Remand Application, PIC does not challenge the Tribunal's finding of liability but it asks the High Court to remand the case back to the Tribunal for further consideration of Dow's claim for consequential damages. On July 30, 2012, Dow filed its written response. The High Court is expected to rule on PIC's Remand Application by year-end 2012.

The Corporation expects to record its proportional share of the gain related to this matter when the uncertainty regarding the timing of collection and the amount to be realized have been resolved.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE I - NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable In millions	Jun 30, 2012	Dec 31, 2011
Notes payable – related companies	$25	$15
Period-end average interest rates	0.89%	0.95%

Long-Term Debt
In millions	2012 Average Rate	Jun 30, 2012	2011 Average Rate	Dec 31, 2011
Promissory notes and debentures:
Debentures due 2023	7.875%	$175	7.875%	$175
Debentures due 2025	6.79%	12	6.79%	12
Debentures due 2025	7.50%	150	7.50%	150
Debentures due 2096	7.75%	135	7.75%	135
Other facilities:
Pollution control/industrial revenue bonds, maturity 2012	—%	—	5.09%	37
Unamortized debt discount		(2)		(2)
Long term debt due within one year		—		(37)
Long-term debt		$470		$470

The Corporation does not have any maturities related to long-term debt during the next five years.

In the first quarter of 2012, the Corporation redeemed $37 million aggregate principal amount of pollution control/industrial revenue bonds that matured on January 1, 2012.

On March 22, 2011, the Corporation concluded a cash tender offer for $65 million aggregate principal amount of certain notes issued by the Corporation. As a result of the tender offer, the Corporation redeemed $65 million of the notes and recognized a $6 million pretax loss on early extinguishment of debt, included in “Sundry income (expense) – net” in the consolidated statements of operations.

The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at June 30, 2012.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE J - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Defined Benefit Pension Plans:
Service cost	$7	$6	$14	$12
Interest cost	47	50	94	100
Expected return on plan assets	(59)	(63)	(118)	(126)
Amortization of prior service cost	2	2	4	4
Amortization of net loss	15	21	30	42
Net periodic benefit cost	$12	$16	$24	$32
Other Postretirement Benefits:
Interest cost	$4	$5	$8	$10
Net periodic benefit cost	$4	$5	$8	$10

NOTE K - RELATED PARTY TRANSACTIONS

The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s long-standing intercompany pricing policies. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) - net” in the consolidated statements of operations. Purchases from that Dow subsidiary were $850 million in the second quarter of 2012 ($1,043 million in the second quarter of 2011) and $1,690 million during the six-month period ended June 30, 2012 ($1,814 million during the six-month period ended June 30, 2011).

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

This agreement resulted in expense of approximately $8 million in the second quarter of 2012 ($13 million in the second quarter of 2011) and $16 million in the first six months of 2012 ($25 million in the first six months of 2011), for general administrative and overhead type services and the 10 percent service fee, included in “Sundry income (expense) - net” in the consolidated statements of operations. The remaining activity-based costs were approximately $11 million in the second quarter of 2012 ($6 million in the second quarter of 2011) and $23 million in the first six months of 2012 ($10 million in the first six months of 2011) and were included in “Cost of sales” in the consolidated statements of operations.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At June 30, 2012, the Corporation had a note receivable of $2.3 billion ($3.2 billion at December 31, 2011) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 31, 2012. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At June 30, 2012, $854 million ($870 million at December 31, 2011) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

In the second quarter of 2012, the Corporation declared and paid a dividend of $275 million to Dow; dividends to Dow totaled $550 million for the six months ended June 30, 2012. In the second quarter of 2011, the Corporation declared and paid a dividend of $225 million to Dow; dividends to Dow totaled $400 million for the six months ended June 30, 2011.

The Corporation received cash dividends from its related company investments of $10 million in the second quarter of 2012 and $17 million during the six-month period ended June 30, 2012. The Corporation received cash dividends from its related company investments of less than $1 million in the second quarter of 2011 and less than $1 million during the six-month period ended June 30, 2011. These dividends are included in “Sundry income (expense) – net” in the consolidated statements of operations.

NOTE L - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the six-month periods ended June 30, 2012 and 2011:

Accumulated Other Comprehensive Income (Loss)	Six Months Ended
In millions	Jun 30, 2012	Jun 30, 2011
Cumulative Translation Adjustments at beginning of year	$(52)	$(55)
Translation adjustments	(1)	2
Cumulative Translation Adjustments at end of period	$(53)	$(53)
Pension and Other Postretirement Benefit Plans at beginning of year	$(1,080)	$(971)
Adjustments to pension and other postretirement benefit plans	20	29
Pension and Other Postretirement Benefit Plans at end of period	$(1,060)	$(942)
Total accumulated other comprehensive loss	$(1,113)	$(995)

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the three-month and six-month periods ended June 30, 2012, the most recent periods, compared with the three-month and six-month periods ended June 30, 2011, the corresponding periods in the preceding fiscal year.

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

RESULTS OF OPERATIONS
Total net sales for the second quarter of 2012 were $1,421 million compared with $2,032 million for the second quarter of 2011, a decrease of 30 percent. Total net sales were $3,149 million for the first six months of 2012 compared with
$3,643 million for the first six months 2011, a decrease of 14 percent.

Net sales to related companies, principally to Dow based on market prices for the related products, for the second quarter of 2012 were $1,375 million compared with $1,980 million for the second quarter of 2011, a decrease of 31 percent. Net sales to related companies were $3,049 million for the first six months of 2012 compared with $3,546 million for the first six months of 2011, a decrease of 14 percent.

Average selling prices for most products decreased in the second quarter of 2012 compared with the second quarter of 2011. This decrease was driven by competitive pricing pressure and in response to lower feedstock and energy and raw material costs. In the United States, several U.S. Gulf Coast industry cracker turnarounds were completed and ethylene supplies returned to normal levels which contributed to the decline in selling price. Price increases in polyglycols and surfactants were more than offset by price declines in all other products. Volume declined due to the September 30, 2011 divestiture of the Polypropylene business and weak demand.

For the first six months of 2012, average selling prices for most products were lower compared with the first six months of 2011 in response to decreasing feedstock and energy and raw material costs. Sales volume decreased due to turnarounds, including a planned maintenance turnaround at the St. Charles, Louisiana manufacturing facility, and the divestiture of the Polypropylene business.

Cost of sales decreased 20 percent from $1,816 million in the second quarter of 2011 to $1,456 million in the second quarter of 2012. On a year-to-date basis, cost of sales decreased 4 percent from $3,245 million in the first six months of 2011 to $3,114 million in the first six months of 2012. These decreases were principally due to lower feedstock and energy and raw material costs and lower performance-based compensation costs which were partially offset by increased turnaround costs and start-up costs related to the restart of an ethylene cracker in St. Charles, Louisiana, which is currently scheduled for the fourth quarter of 2012.

Union Carbide Corporation and Subsidiaries

Research and development expenses were $9 million in the second quarter of 2012 compared with $16 million in the second quarter of 2011, a decrease of 44 percent. Research and development expenses were $19 million in the first six months of 2012 compared with $26 million in the first six months of 2011, a decrease of 27 percent. These decreases were due to a strategic realignment of research and development resources in 2011 combined with cost reduction initiatives and lower performance-based compensation costs.

In the first quarter of 2012, the Corporation recorded restructuring charges totaling $3 million related to a workforce reduction of approximately 20 employees.

Equity in earnings of nonconsolidated affiliates was $15 million in the second quarter of 2012 compared with $18 million in the second quarter of 2011. In the first six months of 2012, equity in earnings of nonconsolidated affiliates was $32 million compared with $35 million for the first six months of 2011. These decreases were driven by reduced earnings at Univation Technologies, LLC.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow and gains and losses on sales of investments and assets. Sundry income (expense) – net for the second quarter of 2012 was expense of $9 million compared with expense of $24 million for the second quarter of 2011. For the first six months of 2012, sundry income (expense) - net was expense of $22 million compared with expense of $54 million in the first six months of 2011. The decrease in expense was primarily due to increased dividends from related company investments in the first three and six months of 2012 and a loss of $6 million related to the early extinguishment of debt in the first quarter of 2011. See Notes I & K to the Consolidated Financial Statements for additional information.

Interest income was $3 million in the second quarter of 2012 compared with $10 million in the second quarter of 2011 and $8 million for the first six months of 2012 compared with $21 million for the first six months of 2011. These decreases were primarily due to a reduction in the notes receivable from related companies and lower interest rates in the current quarter and the first six months of 2012.

Interest expense and amortization of debt discount was $8 million in the second quarter of 2012 compared with $9 million in the second quarter of 2011. For the first six months of 2012, interest expense and amortization of debt discount was
$15 million compared with $18 million in the first six months of 2011. This decrease was primarily due to a reduction in long-term debt, which resulted from the early extinguishment of debt in the first quarter of 2011. See Note I to the Consolidated Financial Statements for additional information.

The Corporation reported a tax benefit of $16 million in the second quarter of 2012. This compared with a tax provision of $63 million in the second quarter of 2011, which resulted in an effective tax rate of 33.2 percent. For the first six months of 2012, the Corporation reported a tax provision of $3 million, which resulted in an effective tax rate of 27.2 percent. This compared with a tax provision of $116 million in the first six months of 2011, which resulted in an effective tax rate of 33.2 percent. The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, dividends received from investments in related companies and the level of income relative to tax credits available.

The Corporation reported a net loss of $29 million for the second quarter of 2012 compared with net income of $127 million for the second quarter of 2011. The Corporation reported net income of $8 million for the first six months of 2012 compared with net income of $233 million for the first six months of 2011. The net loss for the second quarter of 2012 and reduced net income for 2012 reflected the impact of the divestiture of the Polyproplyene business, margin compression caused by pricing pressure as off-line industry capacity returned to operations, as well as increased turnaround and restart costs.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem, based on criteria developed by Union Carbide and its external consultants:

	2012	2011
Claims unresolved at January 1	53,225	62,582
Claims filed	4,332	4,253
Claims settled, dismissed or otherwise resolved	(19,249)	(8,878)
Claims unresolved at June 30	38,308	57,957
Claimants with claims against both UCC and Amchem	(11,098)	(18,098)
Individual claimants at June 30	27,210	39,859

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

In December 2010, based on ARPC’s December 2010 study and the Corporation’s own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $744 million, which covered the 15-year period ending 2025, excluding future defense and processing costs. The reduction was $54 million and was shown as “Asbestos-related credit” in the consolidated statements of operations. At December 31, 2010, the asbestos-related liability for pending and future claims was $728 million.

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

Based on the Corporation’s review of 2012 activity, it was determined that no adjustment to the accrual was required at June 30, 2012. The Corporation’s asbestos-related liability for pending and future claims was $636 million at June 30, 2012. Approximately 20 percent of the recorded liability related to pending claims and approximately 80 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs	Six Months Ended		Aggregate Costs to
In millions	Jun 30, 2012	Jun 30, 2011	Date as of Jun 30, 2012
Defense costs	$48	$28	$910
Resolution costs	$32	$26	$1,615

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $23 million in the second quarter of 2012 ($15 million in the second quarter of 2011), and $48 million in the first six months of 2012 ($28 million in the first six months of 2011) and was reflected in “Cost of sales” in the consolidated statements of operations.

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

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $40 million at June 30, 2012 and $40 million at December 31, 2011. At June 30, 2012 and December 31, 2011, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Jun 30, 2012	Dec 31, 2011
Receivables for defense costs - carriers with settlement agreements	$19	$20
Receivables for resolution costs - carriers with settlement agreements	154	158
Receivable for insurance recoveries - carriers without settlement agreements	40	40
Total	$213	$218

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

Matters Involving the Formation of K-Dow Petrochemicals
Introduction
On December 13, 2007, Dow and Petrochemical Industries Company (K.S.C.) (“PIC”) of Kuwait, a wholly owned subsidiary of Kuwait Petroleum Corporation, announced plans to form a 50:50 global petrochemicals joint venture. The proposed joint venture, K-Dow Petrochemicals (“K-Dow”), was expected to have revenues of more than $11 billion and employ more than 5,000 people worldwide.

On November 28, 2008, Dow entered into a Joint Venture Formation Agreement (“JVFA”) with PIC that provided for the establishment of K-Dow. To form the joint venture, Dow would transfer, by way of contribution and sale to K-Dow, assets used in the research, development, manufacture, distribution, marketing and sale of polyethylene, polypropylene, polycarbonate, polycarbonate compounds and blends, ethyleneamines, ethanolamines, and related licensing and catalyst technologies; and K-Dow would assume certain related liabilities. It was anticipated that a significant part (but not substantially all) of UCC's U.S.-based manufacturing assets would be included in the new joint venture.

Failure to Close
On December 31, 2008, Dow received a written notice from PIC with respect to the JVFA advising Dow of PIC's position that certain conditions to closing were not satisfied and, therefore, PIC was not obligated to close the transaction. On January 2, 2009, PIC refused to close the K-Dow transaction in accordance with the JVFA. Dow disagreed with the characterizations and conclusions expressed by PIC in the written notice and Dow informed PIC that it breached the JVFA. On January 6, 2009, Dow announced that it would seek to fully enforce its rights under the terms of the JVFA and various related agreements.

Arbitration
Dow's claims against PIC were subject to an agreement between the parties to arbitrate under the Rules of Arbitration of the International Court of Arbitration of the International Chamber of Commerce (“ICC”). On February 18, 2009, Dow initiated arbitration proceedings against PIC alleging that PIC breached the JVFA by failing to close the transaction on January 2, 2009, and as a result, Dow suffered substantial damages.

On May 24, 2012, the ICC released to the parties a unanimous Partial Award in favor of Dow on both liability and damages. A three-member arbitration Tribunal found that PIC breached the JVFA by not closing K-Dow on January 2, 2009, and awarded Dow $2.16 billion in damages, not including interest and arbitration costs. The ICC is expected to issue a Final Award covering Dow's substantial claim for pre-Award interest and arbitration costs in the fourth quarter of 2012.

PIC has filed an application for remand under the English Arbitration Act of 1996 (“Remand Application”) in the High Court of Justice in London (“High Court”). In its Remand Application, PIC does not challenge the Tribunal's finding of liability but it asks the High Court to remand the case back to the Tribunal for further consideration of Dow's claim for consequential damages. On July 30, 2012, Dow filed its written response. The High Court is expected to rule on PIC's Remand Application by year-end 2012.

Union Carbide Corporation and Subsidiaries

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Omitted pursuant to General Instruction H of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's Disclosure Committee and the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2012.

Remediation of Prior Quarter Material Weakness
The material weakness in internal control over financial reporting that was previously identified during management's review of the financial results for the first quarter of fiscal year 2012 was remediated as of June 30, 2012. For a description of the material weakness see “Item 9A. Controls and Procedures - Management's Report on Internal Control Over Financial Reporting” contained in the Corporation's report on Form 10-K/A for the fiscal year ended December 31, 2011 and “Item 4. Controls and Procedures” contained in the Corporation's subsequent quarterly report on Form 10-Q for the period ended March 31, 2012.

Changes in Internal Control Over Financial Reporting
Other than with respect to the remediation of the material weakness referenced above in the Remediation of Prior Quarter Material Weakness, there were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the fiscal quarter ended June 30, 2012, and through the date of this filing that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Union Carbide Corporation and Subsidiaries

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments in asbestos-related matters occurred during the second quarter of 2012. For a summary of the history and current status of asbestos-related matters, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note H to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS.

There were no material changes in the Corporation's risk factors in the second quarter of 2012.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 6.  EXHIBITS.

See the Exhibit Index of this Quarterly Report on Form 10-Q for exhibits filed with this report.

Union Carbide Corporation and Subsidiaries Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION CARBIDE CORPORATION
Registrant

Date: August 1, 2012
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