Form 10-Q
period 2012-09-30
UNION CARBIDE CORP /NEW/
filed 2012-10-30
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2012

or

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
☐ Yes    ☑ No

At September 30, 2012, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Net trade sales	$35	$43	$135	$140
Net sales to related companies	1,465	1,794	4,514	5,340
Total Net Sales	1,500	1,837	4,649	5,480
Cost of sales	1,448	1,807	4,562	5,052
Research and development expenses	8	12	27	38
Selling, general and administrative expenses	2	2	7	9
Restructuring charges	—	—	3	—
Equity in earnings of nonconsolidated affiliates	16	15	48	50
Sundry income (expense) - net	(20)	(19)	(42)	(73)
Interest income	3	7	11	28
Interest expense and amortization of debt discount	7	9	22	27
Income Before Income Taxes	34	10	45	359
Provision (Credit) for income taxes	9	(12)	12	104
Net Income Attributable to Union Carbide Corporation	$25	$22	$33	$255

Depreciation	$51	$57	$166	$179
Capital Expenditures	$47	$29	$129	$96
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Net Income Attributable to Union Carbide Corporation	$25	$22	$33	$255
Other Comprehensive Income, Net of Tax
Cumulative translation adjustments	2	1	1	3
Pension and other postretirement benefit plans adjustments	10	15	30	44
Total other comprehensive income	12	16	31	47
Comprehensive Income Attributable to Union Carbide Corporation	$37	$38	$64	$302
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Sep 30, 2012	Dec 31, 2011
Assets
Current Assets
Cash and cash equivalents	$19	$26
Accounts receivable:
Trade (net of allowance for doubtful receivables - 2012: $1; 2011: $1)	33	23
Related companies	366	385
Other	125	158
Notes receivable from related companies	2,187	3,261
Inventories	406	207
Other current assets and deferred income taxes	87	93
Total current assets	3,223	4,153
Investments
Investments in related companies	979	971
Investments in nonconsolidated affiliates	137	132
Other investments	8	6
Noncurrent receivables	45	45
Noncurrent receivables from related companies	152	136
Total investments	1,321	1,290
Property
Property	7,118	7,099
Less accumulated depreciation	5,805	5,745
Net property	1,313	1,354
Other Assets
Intangible assets (net of accumulated amortization 2012: $72; 2011: $141)	8	8
Deferred income tax assets - noncurrent	676	675
Asbestos-related insurance receivables - noncurrent	156	172
Deferred charges and other assets	49	53
Total other assets	889	908
Total Assets	$6,746	$7,705
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$33	$15
Long-term debt due within one year	—	37
Accounts payable:
Trade	247	256
Related companies	365	382
Other	19	31
Income taxes payable	10	—
Asbestos-related liabilities - current	85	73
Accrued and other current liabilities	187	157
Total current liabilities	946	951
Long-Term Debt	471	470
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	881	1,062
Asbestos-related liabilities - noncurrent	549	608
Other noncurrent obligations	176	179
Total other noncurrent liabilities	1,606	1,849
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	312	312
Retained earnings	4,510	5,253
Accumulated other comprehensive loss	(1,101)	(1,132)
Union Carbide Corporation's stockholder's equity	3,721	4,433
Noncontrolling interests	2	2
Total equity	3,723	4,435
Total Liabilities and Equity	$6,746	$7,705
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2012	Sep 30, 2011
Operating Activities
Net Income	$33	$255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179	202
Provision (credit) for deferred income tax	(20)	(48)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	(6)	1
Net gain on sales of property	(4)	(5)
Restructuring charges	3	—
Pension contributions	(157)	(47)
Net loss on early extinguishment of debt	—	6
Other gains, net	(1)	—
Changes in assets and liabilities:
Accounts and notes receivable	3	(10)
Related company receivables	1,093	577
Inventories	(199)	(30)
Accounts payable	(9)	(17)
Related company payables	1	(30)
Other assets and liabilities	36	(33)
Cash provided by operating activities	952	821
Investing Activities
Capital expenditures	(129)	(96)
Change in noncurrent receivable from related company	(15)	(1)
Proceeds from sale of property	7	19
Purchase of related company receivables	(8)	—
Purchases of investments	(2)	(11)
Proceeds from sales of investments	—	13
Cash used in investing activities	(147)	(76)
Financing Activities
Dividends paid to stockholder	(775)	(675)
Payments on long-term debt	(37)	(69)
Cash used in financing activities	(812)	(744)
Summary
Increase (decrease) in cash and cash equivalents	(7)	1
Cash and cash equivalents at beginning of year	26	22
Cash and cash equivalents at end of period	$19	$23
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2012	Sep 30, 2011
Common Stock
Balance at beginning of year and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of year and end of period	312	312
Retained Earnings
Balance at beginning of year	5,253	5,990
Net income	33	255
Dividends declared	(775)	(675)
Other	(1)	—
Balance at end of period	4,510	5,570
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of year	(1,132)	(1,026)
Other comprehensive income	31	47
Balance at end of period	(1,101)	(979)
Union Carbide Corporation's Stockholder's Equity	3,721	4,903
Noncontrolling Interests	2	2
Total Equity	$3,723	$4,905
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

Intercompany transactions and balances are eliminated in consolidation. Transactions with the Corporation’s parent company, Dow, and other Dow subsidiaries have been reflected as related company transactions in the consolidated financial statements. See Note L for further discussion.

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

NOTE B - RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
On January 1, 2012, the Corporation adopted Accounting Standards Update ("ASU") 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," as amended by ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This standard improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. See the Consolidated Statements of Comprehensive Income and Note M for additional information.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

On January 1, 2012, the Corporation adopted ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which provides common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards ("IFRS"). See Note H for additional information about fair value measurements.

Accounting Guidance Issued But Not Adopted as of September 30, 2012
In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. The Corporation is currently evaluating the impact of adopting this guidance.

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

The Corporation recognized a pretax gain of $5 million on the sale in the third quarter of 2011 included in "Sundry income (expense) - net" in the consolidated statement of income. Post-closing adjustments of $1 million in the fourth quarter of 2011 reduced the pretax gain to $4 million.

NOTE D - INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	Sep 30, 2012	Dec 31, 2011
Finished goods	$248	$71
Work in process	31	6
Raw materials	46	51
Supplies	81	79
Total inventories	$406	$207

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $149 million at September 30, 2012 and $162 million at December 31, 2011.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE E - NONCONSOLIDATED AFFILIATES

The table below presents summarized financial information for Univation Technologies, LLC, a significant nonconsolidated affiliate (at 100 percent):

Summarized Income Statement Information for Univation Technologies, LLC	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Sales	$79	$75	$232	$214
Gross profit	$53	$58	$155	$155
Net income attributable to Univation Technologies, LLC	$34	$39	$98	$107

NOTE F - INTANGIBLE ASSETS

The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	At September 30, 2012			At December 31, 2011
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(33)	$—
Software	47	(39)	8	116	(108)	8
Total intangible assets	$80	$(72)	$8	$149	$(141)	$8

In the third quarter of 2012, the Corporation retired $71 million of fully amortized software.

Amortization expense for software, which is included in “Cost of sales” in the consolidated statements of income was $1 million in the third quarter of 2012 and $1 million in the third quarter of 2011. Amortization expense for software was $2 million for the nine months ended September 30, 2012 and $3 million for the nine months ended September 30, 2011. Amortization expense for intangible assets (not including software) was immaterial in the third quarters of 2012 and 2011, as well as year-to-date for 2012 and 2011.

Total estimated amortization expense for 2012 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2012	$3
2013	$3
2014	$1
2015	$1
2016	$—
2017	$—

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE G - FINANCIAL INSTRUMENTS

Investments
The Corporation’s investments in marketable securities are classified as available-for-sale.

Investing Results	Nine Months Ended
In millions	Sep 30, 2012	Sep 30, 2011
Proceeds from sales of available-for-sale securities	$—	$5

Portfolio managers regularly review all of the Corporation’s holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. At September 30, 2012 and December 31, 2011, there were no impairment indicators or circumstances that would result in a material adjustment of these investments.

The Corporation’s investments in debt securities had contractual maturities of less than 10 years at September 30, 2012.

Fair Value of Financial Instruments
	At September 30, 2012				At December 31, 2011
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities - Debt securities (1)	$5	$—	$—	$5	$3	$—	$—	$3
Long-term debt including debt due within one year	$(471)	$—	$(119)	$(590)	$(507)	$—	$(148)	$(655)

(1)	Included in “Other investments” in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

NOTE H - FAIR VALUE MEASUREMENTS

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)
In millions	Sep 30, 2012	Dec 31, 2011
Assets at fair value:
Debt securities (1)	$5	$3
Liabilities at fair value:
Long-term debt (2)	$590	$655

(1)	Included in “Other investments” in the consolidated balance sheets.

(2)	See Note G for information on fair value adjustments to long-term debt included at cost in the consolidated balance sheets.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Assets that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset. For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. There were no transfers between Levels 1 and 2 in the nine months ended September 30, 2012, or the year ended December 31, 2011.

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At September 30, 2012, the Corporation had accrued obligations of $102 million for probable environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately twice that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation’s results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2011, the Corporation had accrued obligations of $101 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

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

Based on the Corporation’s review of 2012 activity, it was determined that no adjustment to the accrual was required at September 30, 2012. The Corporation’s asbestos-related liability for pending and future claims was $617 million at September 30, 2012. Approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that were not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, the Corporation has reached settlements with most of the carriers involved in the Insurance Litigation, including settlements reached with two significant carriers in the fourth quarter of 2009. The Insurance Litigation is ongoing.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $25 million at September 30, 2012 and $40 million at December 31, 2011. At September 30, 2012 and December 31, 2011, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Sep 30, 2012	Dec 31, 2011
Receivables for defense costs – carriers with settlement agreements	$19	$20
Receivables for resolution costs - carriers with settlement agreements	158	158
Receivables for insurance recoveries - carriers without settlement agreements	25	40
Total	$202	$218

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $25 million for the third quarter of 2012 ($30 million in the third quarter of 2011) and $73 million in the first nine months of 2012 ($58 million in the first nine months of 2011) and was reflected in “Cost of sales” in the consolidated statements of income.

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

Asset Retirement Obligations
The Corporation has recognized asset retirement obligations related to capping activities at landfill sites in the United States. The aggregate carrying amount of these asset retirement obligations was $4 million at September 30, 2012 and $4 million at December 31, 2011. The Corporation also has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $9 million at September 30, 2012 and $10 million at December 31, 2011. The discount rate used to calculate the Corporation’s asset retirement obligations and conditional asset retirement obligations was 1.96 percent at September 30, 2012 and 1.96 percent at December 31, 2011. These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

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

On June 15, 2012, PIC filed an application for remand under the English Arbitration Act of 1996 (“Remand Application”) in the High Court of Justice in London (“High Court”). In its Remand Application, PIC does not challenge the Tribunal's finding of liability but it requested that the High Court to remand the case back to the Tribunal for further consideration of Dow's claim for consequential damages. On October 11, 2012, the High Court ruled in favor of Dow and dismissed PIC's Remand Application; and on October 19, 2012, the High Court denied PIC's request for leave to appeal its ruling, bringing an end to PIC's Remand Application.

The ICC is expected to issue a Final Award covering Dow's substantial claim for pre- and post-award interest and arbitration costs in the fourth quarter of 2012.

To the extent - if any - the Partial Award or Final Award allocate damages to the Corporation, the Corporation may record a gain when the uncertainty regarding the timing of collection and the amount to be realized has been resolved.

NOTE J - NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable In millions	Sep 30, 2012	Dec 31, 2011
Notes payable – related companies	$33	$15
Period-end average interest rates	0.88%	0.95%

Long-Term Debt
In millions	2012 Average Rate	Sep 30, 2012	2011 Average Rate	Dec 31, 2011
Promissory notes and debentures:
Debentures due 2023	7.875%	$175	7.875%	$175
Debentures due 2025	6.79%	12	6.79%	12
Debentures due 2025	7.50%	150	7.50%	150
Debentures due 2096	7.75%	135	7.75%	135
Other facilities:
Pollution control/industrial revenue bonds, maturity 2012	—%	—	5.09%	37
Unamortized debt discount		(1)		(2)
Long term debt due within one year		—		(37)
Long-term debt		$471		$470

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

The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at September 30, 2012.

NOTE K - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Defined Benefit Pension Plans:
Service cost	$7	$6	$21	$18
Interest cost	47	50	141	150
Expected return on plan assets	(59)	(64)	(177)	(190)
Amortization of prior service cost	2	2	6	6
Amortization of net loss	15	21	45	63
Net periodic benefit cost	$12	$15	$36	$47
Other Postretirement Benefits:
Interest cost	$4	$5	$12	$15
Net periodic benefit cost	$4	$5	$12	$15

NOTE L - RELATED PARTY TRANSACTIONS

The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s long-standing intercompany pricing policies. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) - net” in the consolidated statements of income. Purchases from that Dow subsidiary were $685 million in the third quarter of 2012 ($963 million in the third quarter of 2011) and $2,375 million during the nine-month period ended September 30, 2012 ($2,777 million during the nine-month period ended September 30, 2011).

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

This agreement resulted in expense of approximately $8 million in the third quarter of 2012 ($12 million in the third quarter of 2011) and $24 million in the first nine months of 2012 ($37 million in the first nine months of 2011), for general administrative and overhead type services and the 10 percent service fee, included in “Sundry income (expense) - net” in the consolidated statements of income. The remaining activity-based costs were approximately $11 million in the third quarter of 2012 ($9 million in the third quarter of 2011) and $34 million in the first nine months of 2012 ($26 million in the first nine months of 2011) and were included in “Cost of sales” in the consolidated statements of income.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At September 30, 2012, the Corporation had a note receivable of $2.1 billion ($3.2 billion at December 31, 2011) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 31, 2012. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At September 30, 2012, $856 million ($870 million at December 31, 2011) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

In the third quarter of 2012, the Corporation declared and paid a dividend of $225 million to Dow; dividends to Dow totaled $775 million for the nine months ended September 30, 2012. In the third quarter of 2011, the Corporation declared and paid a dividend of $275 million to Dow; dividends to Dow totaled $675 million for the nine months ended September 30, 2011.

The Corporation received cash dividends from its related company investments of $2 million in the third quarter of 2012 and $19 million during the nine-month period ended September 30, 2012. The Corporation received cash dividends from its related company investments of $2 million in the third quarter of 2011 and $3 million during the nine-month period ended September 30, 2011. These dividends are included in “Sundry income (expense) – net” in the consolidated statements of income.

NOTE M - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the nine-month periods ended September 30, 2012 and 2011:

Accumulated Other Comprehensive Income (Loss)	Nine Months Ended
In millions	Sep 30, 2012	Sep 30, 2011
Cumulative Translation Adjustments at beginning of year	$(52)	$(55)
Translation adjustments	1	3
Cumulative Translation Adjustments at end of period	$(51)	$(52)
Pension and Other Postretirement Benefit Plans at beginning of year	$(1,080)	$(971)
Adjustments to pension and other postretirement benefit plans	30	44
Pension and Other Postretirement Benefit Plans at end of period	$(1,050)	$(927)
Total accumulated other comprehensive loss	$(1,101)	$(979)

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE N - SUBSEQUENT EVENT

On October 22, 2012, the Board of Directors of the Corporation approved a restructuring plan to improve the effectiveness of the Corporation's global operations. The restructuring plan will affect approximately 100 positions. The restructuring plan also includes asset impairments related to the shutdown of 3 manufacturing facilities, contract cancellation fees and other associated costs. As a result of these activities, the Corporation will record a pre-tax charge in the fourth quarter of 2012 ranging from approximately $50 million to $90 million. These actions are expected to be completed primarily over the next two years.

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the three-month and nine-month periods ended September 30, 2012, the most recent periods, compared with the three-month and nine-month periods ended September 30, 2011, the corresponding periods in the preceding fiscal year.

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

RESULTS OF OPERATIONS
Total net sales for the third quarter of 2012 were $1,500 million compared with $1,837 million for the third quarter of 2011, a decrease of 18 percent. Total net sales were $4,649 million for the first nine months of 2012 compared with
$5,480 million for the first nine months 2011, a decrease of 15 percent.

Net sales to related companies, principally to Dow based on market prices for the related products, for the third quarter of 2012 were $1,465 million compared with $1,794 million for the third quarter of 2011, a decrease of 18 percent. Net sales to related companies were $4,514 million for the first nine months of 2012 compared with $5,340 million for the first nine months of 2011, a decrease of 15 percent.

Average selling prices for most products decreased in the third quarter of 2012 compared with the third quarter of 2011. This decrease was driven by competitive pricing pressure and in response to lower feedstock and energy and raw material costs. In the United States, several U.S. Gulf Coast industry cracker turnarounds were completed in the first half of 2012 and ethylene supplies returned to normal levels which contributed to the decline in selling prices in the third quarter of 2012. Price increases in polyglycols and surfactants were more than offset by price declines in all other products. Volume declined due to the September 30, 2011 divestiture of the Polypropylene business and weak demand.

For the first nine months of 2012, average selling prices for most products were lower compared with the first nine months of 2011 in response to decreasing feedstock and energy and raw material costs. Sales volume decreased due to turnarounds, including a planned maintenance turnaround at the St. Charles, Louisiana manufacturing facility, and the divestiture of the Polypropylene business.

Union Carbide Corporation and Subsidiaries

Cost of sales decreased 20 percent from $1,807 million in the third quarter of 2011 to $1,448 million in the third quarter of 2012. On a year-to-date basis, cost of sales decreased 10 percent from $5,052 million in the first nine months of 2011 to $4,562 million in the first nine months of 2012. These decreases were principally due to the absence of costs related to the divested Polypropylene business, lower feedstock and energy and other raw material costs which were partially offset by increased turnaround costs and start-up costs related to the restart of an ethylene cracker in St. Charles, Louisiana, which is currently scheduled for the fourth quarter of 2012.

Research and development expenses were $8 million in the third quarter of 2012 compared with $12 million in the third quarter of 2011, a decrease of 33 percent. Research and development expenses were $27 million in the first nine months of 2012 compared with $38 million in the first nine months of 2011, a decrease of 29 percent. These decreases were due to a strategic realignment of research and development resources in 2011 combined with cost reduction initiatives.

In the first quarter of 2012, the Corporation recorded restructuring charges totaling $3 million related to a workforce reduction of approximately 20 employees.

Equity in earnings of nonconsolidated affiliates was $16 million in the third quarter of 2012 compared with $15 million in the third quarter of 2011, an increase of 7 percent due to increased earnings at Univation Technologies, LLC. In the first nine months of 2012, equity in earnings of nonconsolidated affiliates was $48 million compared with $50 million for the first nine months of 2011, a decrease of 4 percent driven by reduced earnings at two nonconsolidated affiliates partially offset by increased earnings at Univation Technologies, LLC.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow and gains and losses on sales of investments and assets. Sundry income (expense) – net for the third quarter of 2012 was net expense of $20 million compared with net expense of $19 million for the third quarter of 2011. For the first nine months of 2012, sundry income (expense) - net was net expense of $42 million compared with net expense of $73 million in the first nine months of 2011. The decrease in net expense was primarily due to increased dividends from related company investments in the first nine months of 2012 and a loss of $6 million related to the early extinguishment of debt in the first quarter of 2011. See Notes C, J and L to the Consolidated Financial Statements for additional information.

Interest income was $3 million in the third quarter of 2012 compared with $7 million in the third quarter of 2011 and $11 million for the first nine months of 2012 compared with $28 million for the first nine months of 2011. These decreases were primarily due to a reduction in notes receivable from related companies and lower interest rates in the current quarter and the first nine months of 2012.

Interest expense and amortization of debt discount was $7 million in the third quarter of 2012 compared with $9 million in the third quarter of 2011. For the first nine months of 2012, interest expense and amortization of debt discount was
$22 million compared with $27 million in the first nine months of 2011. This decrease was primarily due to a reduction in long-term debt, which resulted from the early extinguishment of debt in the first quarter of 2011, and the redemption of debt in the first quarter of 2012. See Note J to the Consolidated Financial Statements for additional information.

The Corporation reported a tax provision of $9 million in the third quarter of 2012, which resulted in an effective tax rate of 26.5 percent compared to a tax benefit of $12 million in the third quarter of 2011. For the first nine months of 2012, the Corporation reported a tax provision of $12 million, which resulted in an effective tax rate of 26.7 percent compared with a tax provision of $104 million in the first nine months of 2011, which resulted in an effective tax rate of 29.0 percent. The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, dividends received from investments in related companies and the level of income relative to tax credits available.

The Corporation reported net income of $25 million for the third quarter of 2012 compared with $22 million for the third quarter of 2011. The Corporation reported net income of $33 million for the first nine months of 2012 compared with net income of $255 million for the first nine months of 2011. The reduced net income for 2012 reflected the impact of the divestiture of the Polypropylene business, as well as increased turnaround and start-up costs related to the restart of an ethylene cracker.

Union Carbide Corporation and Subsidiaries

Subsequent Event
On October 22, 2012, the Board of Directors of the Corporation approved a restructuring plan to improve the effectiveness of the Corporation's global operations. The restructuring plan will affect approximately 100 positions. The restructuring plan also includes asset impairments related to the shutdown of 3 manufacturing facilities, contract cancellation fees and other associated costs. As a result of these activities, the Corporation will record a pre-tax charge in the fourth quarter of 2012 ranging from approximately $50 million to $90 million. These actions are expected to be completed primarily over the next two years.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem, based on criteria developed by Union Carbide and its external consultants:

	2012	2011
Claims unresolved at January 1	53,225	62,582
Claims filed	6,932	6,050
Claims settled, dismissed or otherwise resolved	(25,734)	(14,321)
Claims unresolved at September 30	34,423	54,311
Claimants with claims against both UCC and Amchem	(9,838)	(16,761)
Individual claimants at September 30	24,585	37,550

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

Based on the Corporation’s review of 2012 activity, it was determined that no adjustment to the accrual was required at September 30, 2012. The Corporation’s asbestos-related liability for pending and future claims was $617 million at September 30, 2012. Approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

Defense and Resolution Costs
The following table provides information regarding defense and resolution costs related to asbestos-related claims filed against the Corporation and Amchem:

Defense and Resolution Costs	Nine Months Ended		Aggregate Costs to
In millions	Sep 30, 2012	Sep 30, 2011	Date as of Sep 30, 2012
Defense costs	$73	$58	$935
Resolution costs	$51	$38	$1,634

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $25 million in the third quarter of 2012 ($30 million in the third quarter of 2011), and $73 million in the first nine months of 2012 ($58 million in the first nine months of 2011) and was reflected in “Cost of sales” in the consolidated statements of income.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, UCC has reached settlements with most of the carriers involved in the Insurance Litigation, including settlements reached with two significant carriers in the fourth quarter of 2009. The Insurance Litigation is ongoing.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $25 million at September 30, 2012 and $40 million at December 31, 2011. At September 30, 2012 and December 31, 2011, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to the asbestos-related liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Sep 30, 2012	Dec 31, 2011
Receivables for defense costs - carriers with settlement agreements	$19	$20
Receivables for resolution costs - carriers with settlement agreements	158	158
Receivable for insurance recoveries - carriers without settlement agreements	25	40
Total	$202	$218

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

On June 15, 2012, PIC filed an application for remand under the English Arbitration Act of 1996 (“Remand Application”) in the High Court of Justice in London (“High Court”). In its Remand Application, PIC does not challenge the Tribunal's finding of liability but it requested that the High Court to remand the case back to the Tribunal for further consideration of Dow's claim for consequential damages. On October 11, 2012, the High Court ruled in favor of Dow and dismissed PIC's Remand Application; and on October 19, 2012, the High Court denied PIC's request for leave to appeal its ruling, bringing an end to PIC's Remand Application.

The ICC is expected to issue a Final Award covering Dow's substantial claim for pre- and post-award interest and arbitration costs in the fourth quarter of 2012.

To the extent - if any - the Partial Award or Final Award allocate damages to the Corporation, the Corporation may record a going when the uncertainty regarding the timing of collection and the amount to be realized has been resolved.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material developments in asbestos-related matters occurred during the third quarter of 2012. For a summary of the history and current status of asbestos-related matters, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters; and Note I to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS.

There were no material changes in the Corporation's risk factors in the third quarter of 2012.

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

Date: October 30, 2012
	By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Vice President and Controller
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

	By:	/s/ IGNACIO MOLINA
Ignacio Molina
Vice President, Treasurer and
Chief Financial Officer

Union Carbide Corporation and Subsidiaries Exhibit Index

EXHIBIT NO.	DESCRIPTION

10.7.6	Sixth Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of April 1, 2012, between the Corporation and The Dow Chemical Company.

23	Analysis, Research & Planning Corporation’s Consent.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.