Form 10-K
period 2012-12-31
UNION CARBIDE CORP /NEW/
filed 2013-02-15
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2012

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
☐ Yes    ☑ No

At February 15, 2013, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE
None

Union Carbide Corporation
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2012

Union Carbide Corporation and Subsidiaries

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Item 1. Business,” “Management's Discussion and Analysis,” and “Risk Factors.” These forward-looking statements are generally identified by the words “believe,” “project”, “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part 1, Item 1A of this Form 10-K). Union Carbide Corporation undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

Union Carbide Corporation and Subsidiaries
PART I, Item 1. Business.

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

Dow conducts its worldwide operations through global businesses, and the Corporation's business activities comprise components of Dow's global businesses rather than stand-alone operations. Because there are no separable reportable business segments for UCC and no detailed business information is provided to a chief operating decision maker regarding the Corporation's stand-alone operations, the Corporation's results are reported as a single operating segment. In addition, in order to simplify the customer interface process, the Corporation sells substantially all its products to Dow. Products are sold to Dow at market-based prices, in accordance with the terms of Dow's intercompany pricing policies.

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

Divestitures
On September 30, 2011, Dow sold its global Polypropylene business which included the following Corporation assets: polypropylene manufacturing facility at Seadrift, Texas; railcars; inventory; business know-how; and certain product and process technology. The Corporation's Polypropylene Licensing and Catalyst business and related catalyst facilities were excluded from the scope of this transaction. See Note 4 to the Consolidated Financial Statements for additional information.

Competition
The chemical industry has been historically competitive and this competitive environment is expected to continue. The chemical divisions of the major international oil companies also provide substantial competition both in the United States and abroad.

Research and Development
The Corporation is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes, and to develop new applications for existing products. Research and development expenses were $35 million in 2012, $47 million in 2011 and $43 million in 2010. In addition, certain of the Corporation's nonconsolidated affiliates conduct research and development within their business fields.

Patents, Licenses and Trademarks
The Corporation continually applies for and obtains U.S. and foreign patents that relate to a wide variety of products and processes, has a substantial number of pending patent applications throughout the world, and is licensed under a number of patents. At December 31, 2012 the Corporation owned 198 active U.S. patents and 749 active foreign patents related to a wide variety of products and processes. These patents expire as follows:

Remaining Life of Patents Owned at December 31, 2012
	United States	Foreign
Within 5 years	84	190
6 to 10 years	82	355
11 to 15 years	19	169
16 to 20 years	13	35
Total	198	749

The Corporation also has a large number of trademarks. Although the Corporation considers that its patents, licenses and trademarks in the aggregate constitute a valuable asset, it does not regard its business as being materially dependent on any single or group of related patents, licenses or trademarks.

Principal Partly Owned Companies
UCC's principal nonconsolidated affiliates at December 31, 2012 and the Corporation's ownership interest in each are listed below:

•	Nippon Unicar Company Limited - 50 percent - a Japan-based manufacturer of polyethylene and specialty polyethylene compounds.

•
Univation Technologies, LLC - 50 percent - a United States-based company that develops, markets and licenses the UNIPOL™ polyethylene process technology and sells related catalysts, including metallocene catalysts.

Subsequent Event
On January 31, 2013, UCC entered into a definitive agreement to sell its 50 percent ownership interest in Nippon Unicar Company, Limited to TonenGeneral Sekiyu K.K. for $13 million. This sale is expected to close in the third quarter of 2013, pending receipt of all required regulatory approvals.

Financial Information about Foreign and Domestic Operations and Export Sales
In 2012, the Corporation derived 45 percent of its trade sales to external customers from customers outside the United States and had 4 percent of its property investment located outside the United States. See Note 19 to the Consolidated Financial Statements for information on sales to external customers and long-lived assets by geographic area.

Protection of the Environment
Matters pertaining to the environment are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes 1 and 12 to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
PART I, Item 1A. Risk Factors.

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

Economic conditions around the world and in certain industries in which the Corporation does business also impact sales price and volume. As a result, market uncertainty and an economic downturn in the geographic areas or industries in which UCC sells its products could reduce demand for these products and result in decreased sales volume, which could have a negative impact on UCC's results of operations.

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
The Corporation intends to take advantage of increasing supplies of low-cost natural gas and natural gas liquids ("NGLs") from shale gas by re-starting an ethylene cracker in St. Charles, Louisiana, which was completed at the end of December 2012. As a result of this action, the Corporation's exposure to purchased ethylene and propylene is expected to decline, offset by increased exposure to ethane and propane feedstocks.
While the Corporation expects abundant and cost-advantaged supplies of NGLs in the United States to persist for the foreseeable future, if NGLs were to become significantly less advantaged than crude oil-based feedstocks, it could have a negative impact on the Corporation's results of operations and future investments.
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
The Corporation is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, greenhouse gas emissions and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At December 31, 2012, the Corporation had accrued obligations of $95 million ($101 million at December 31, 2011) for probable environmental remediation and restoration costs, including $21 million ($21 million at December 31, 2011) for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Corporation's operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities.

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

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. At December 31, 2012, the Corporation's asbestos-related liability for pending and future claims was $602 million ($668 million at December 31, 2011) and the Corporation's receivable for insurance recoveries related to its asbestos liability was $25 million ($40 million at December 31, 2011). At December 31, 2012, the Corporation also had receivables of $154 million ($178 million at December 31, 2011) for insurance recoveries for defense and resolution costs.

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

Local, state and federal governments continue to propose new regulations related to the security of chemical plant locations and the transportation of hazardous chemicals, which would result in higher operating costs.

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

Pension and Other Postretirement Benefits: Increased obligations and expenses related to the Corporation's defined benefit pension plans and other postretirement benefit plan could negatively affect UCC's financial condition and results of operations.
The Corporation has defined benefit pension plans and an other postretirement benefit plan (the “plans”) in the United States. The assets of the Corporation's funded plans are primarily invested in fixed income and equity securities of U.S. and foreign issuers. Changes in the market value of plan assets, investment returns, discount rates, mortality rates, the rate of increase in compensation levels, regulations and health care cost trends may affect the funded status of the Corporation's plans and could cause volatility in the net periodic benefit cost, future funding requirements of the plans and the funded status of the plans. A significant increase in the Corporation's obligations or future funding requirements could have a negative impact on the Corporation's results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

Implementation of ERP system: Dow's implementation of an enterprise resource planning (“ERP”) system may adversely affect the Corporation's business and results of operations or the effectiveness of internal control over financial reporting.
During the first quarter of 2011, Dow began business implementation of a new ERP system that will deliver a new generation of information systems and work processes. Through the master services agreement, Dow provides accounting, treasury and procurement services to the Corporation. ERP implementations are complex and very time-consuming projects that involve substantial expenditures on system software and implementation activities that take several years. The staging of implementations allows a gradual build of risk in terms of business impact. If Dow does not effectively implement the ERP system or if the system does not operate as intended, it could adversely affect financial reporting systems, the Corporation's ability to produce financial reports, and/or the effectiveness of internal control over financial reporting.

Union Carbide Corporation and Subsidiaries
PART I, Item 1B. Unresolved Staff Comments.

UNRESOLVED STAFF COMMENTS.

None.

Union Carbide Corporation and Subsidiaries
PART I, Item 2. Properties.

PROPERTIES.

The Corporation operates 10 manufacturing sites in 4 countries. The Corporation considers its properties to be in good operating condition and that its machinery and equipment have been well maintained. The following are the major production sites:

United States:	Hahnville (St. Charles), Louisiana; Texas City and Seadrift, Texas.

All of UCC's plants are owned or leased, subject to certain easements of other persons that, in the opinion of management, do not substantially interfere with the continued use of such properties or materially affect their value.

A summary of property, classified by type, is contained in Note 6 to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
PART I, Item 3. Legal Proceedings.

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

For additional information, see Asbestos-Related Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 12 to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
PART I, Item 4. Mine Safety Disclosures.

MINE SAFETY DISCLOSURES.

Not applicable.

Union Carbide Corporation and Subsidiaries
PART II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Corporation is a wholly owned subsidiary of Dow; therefore, there is no public trading market for the Corporation's common stock.

Union Carbide Corporation and Subsidiaries
PART II, Item 6. Selected Financial Data.

SELECTED FINANCIAL DATA.

Omitted pursuant to General Instruction I of Form 10‑K.

Union Carbide Corporation and Subsidiaries
PART II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction I of Form 10-K “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the year ended December 31, 2012, the most recent fiscal year, compared with the year ended December 31, 2011, the fiscal year immediately preceding it.

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

Results of Operations
Total net sales for 2012 were $6,247 million, compared with $6,880 million for 2011, a decrease of 9 percent. Net sales to related companies, principally to Dow, were $6,070 million for 2012, compared with $6,694 million for 2011, a decrease of 9 percent. Selling prices to Dow are based on market prices for the related products.

Average selling prices for most products decreased in 2012 compared with 2011, in response to lower feedstock and other raw material costs, with oxygenated solvents, olefins and ethyleneamines reporting the most significant selling price decreases which more than offset price increases in polyglycols. Volume declined in 2012 mainly due to the September 30, 2011 divestiture of the Polypropylene business and weak demand.

Cost of sales decreased 6 percent from $6,493 million in 2011 to $6,088 million in 2012, principally due to the absence of costs related to the divested Polypropylene business, lower feedstock and energy and other raw material costs which were partially offset by increased turnaround costs and start-up costs. The increase in turnaround and start-up costs related to the December 2012 restart of an ethylene cracker in St. Charles, Louisiana, as well as continued furnace rehabilitations to increase energy utilization and to maintain continued operations of ethylene production in St. Charles, Louisiana.

Research and development (“R&D”) expenses were $35 million in 2012, compared with $47 million in 2011. The decrease of $12 million was due to a strategic realignment of research and development resources in 2011 combined with cost reduction initiatives.

In the fourth quarter of 2012 the Board of Directors approved a restructuring plan to improve the cost effectiveness of the Corporation's global operations. As a result, the Corporation recorded pretax restructuring charges totaling $71 million in the fourth quarter of 2012, which included asset write-down and write-offs of $48 million, severance costs of $10 million and costs associated with exit or disposal activities of $13 million. The restructuring will affect approximately 100 positions and result in a shutdown of certain manufacturing facilities. In the first quarter of 2012, the Corporation recorded restructuring charges totaling $3 million related to a workforce reduction of approximately 20 employees. See Note 3 to the Consolidated Financial Statements for additional information on the Corporation's restructuring activities.

Equity in earnings of nonconsolidated affiliates was $59 million in 2012, down from $69 million in 2011 due to reduced earnings at all nonconsolidated affiliates. For additional information on nonconsolidated affiliates, see Note 7 to the Consolidated Financial Statements.

Sundry income (expense) - net includes a variety of income and expense items such as dividend income, the gain or loss on foreign currency exchange, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) - net for 2012 was net expense of $182 million compared with net expense of $96 million in 2011. The increase in expense was primarily due to the $131 million impairment of an investment in a related company partially offset by increased dividends from related company investments. See Notes 11 and 16 to the Consolidated Financial Statements for additional information.

Interest income for 2012 was $14 million, compared with $33 million in 2011. Interest income decreased due to a reduction in notes receivable from related companies during 2012 and lower interest rates. Interest expense and amortization of debt discount for 2012 was $28 million, down from $34 million for 2011. This decrease was primarily due to a reduction in long-term debt, which resulted from the early extinguishment of debt in the first quarter of 2011, and the redemption of debt in the first quarter of 2012. See Note 13 to the Consolidated Financial Statements for additional information.

The provision for income taxes was $17 million in 2012, compared with $87 million in 2011. The Corporation's overall effective tax rate was (17.5) percent for 2012, compared with 28.8 percent for 2011. The Corporation's effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, dividends received from investments in related companies and the level of income relative to tax credits available. In 2012, the tax rate was primarily impacted by minimal tax relief for the impairment of the investment in related company and the inability to utilize state tax credits. The underlying factors affecting UCC's overall effective tax rates are summarized in Note 17 to the Consolidated Financial Statements.

On January 2, 2013, President Obama signed into law the “American Taxpayer Relief Act of 2012.” This law extends retroactively to 2012 and prospectively through 2013 certain temporary business tax provisions (“extenders”) that are beneficial to UCC including the research and experimentation tax credit, the controlled foreign corporation look-through rule, bonus depreciation, and various incentives for energy efficient homes and buildings. As this tax law was enacted on January 2, 2013, the retroactive impact for 2012 will be recognized in the first quarter of 2013 tax provision. The Corporation estimates the extenders will have an immaterial impact on the tax provision.

The Corporation reported a net loss of $114 million in 2012, compared with net income of $215 million for 2011. The reduced net income for 2012 reflected the impact of the divestiture of the Polypropylene business, as well as increased turnaround and start-up costs related to the restart of an ethylene cracker. In addition, an impairment of a related company investment and restructuring charges to improve the cost effectiveness of the Corporation's global operations further reduced income in 2012.

OTHER MATTERS

Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Policies
The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in preparation of the consolidated financial statements. Following are the Corporation's critical accounting policies impacted by judgments, assumptions and estimates:

Litigation
The Corporation is subject to legal proceedings and claims arising out of the normal course of business. The Corporation routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known claim. The Corporation has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to minimize the financial impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note 12 to the Consolidated Financial Statements.

Asbestos-Related Matters
The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC's premises, and UCC's responsibility for asbestos suits filed against a former subsidiary, Amchem Products, Inc. Each year, Analysis, Research and Planning Corporation ("ARPC") performs a review for Union Carbide based upon historical asbestos claims and resolution activity. Union Carbide compares current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the asbestos-related liability continues to be appropriate.

It is the opinion of UCC's management that it is reasonably possible that the cost of disposing of its asbestos-related claims, including future defense costs, could have a material impact on the Corporation's results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

For additional information, see Part I, Item 3. Legal Proceedings; Asbestos-Related Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations; and Note 12 to the Consolidated Financial Statements.

Environmental Matters
The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. In the case of landfills and other active waste management facilities, UCC recognizes the costs over the useful life of the facility. At December 31, 2012, the Corporation had accrued obligations of $95 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. At December 31, 2011, the Corporation had accrued obligations of $101 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites. For further discussion, see Environmental Matters in Notes 1 and 12 to the Consolidated Financial Statements.

Pension Plans and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could have been settled at December 31, 2012, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note 14 to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and therefore affect expense recognized and obligations recorded in future periods.

The Corporation determines the expected long-term rate of return on plan assets by performing a detailed analysis of key economic and market factors driving historical returns for each asset class and formulating a projected return based on factors in the current environment. Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads, and other valuation measures and market metrics. The expected long-term rate for each asset class is then weighted based on the strategic asset allocation approved by the governing body for each plan. The Corporation's historical experience with the pension fund asset performance is also considered. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2012 was 6.90 percent. This assumption remained unchanged for determining 2013 net periodic pension expense. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Corporation's pension plans.

The discount rates utilized to measure the pension and other postretirement benefit obligations are based on the yield on high-quality fixed income investments at the measurement date. Future expected actuarially determined cash flows of the plan are matched against the Towers Watson RATE:Link yield curve (based on 60th to 90th percentile bond yields) to arrive at a single discount rate by plan. The discount rate was 3.85 percent at December 31, 2012 and 4.85 percent at December 31, 2011.

The value of the qualified plan assets totaled $3.5 billion at December 31, 2012, an increase from $3.4 billion at December 31, 2011. The underfunded status of the qualified plan increased $199 million at December 31, 2012, compared with December 31, 2011. The increase was primarily due to the lower discount rates. For 2013, the Corporation expects to make cash contributions of approximately $160 million to its pension and other postretirement benefit plans.

The assumption for the long-term rate of increase in compensation levels was 4.50 percent, consistent with 2011. Since 2002, the Corporation has used a generational mortality table to determine the duration of its pension and other postretirement obligations.

The Corporation bases the determination of pension expense on a market-related valuation of plan assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2012, $131 million of net gains remain to be recognized in the calculation of the market-related value of plan assets. These net gains will result in decreases in future pension expense as they are recognized in the market-related value of assets.

The increase in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

Increase in Market-Related Asset Value due to Recognition of Prior Gains and Losses In millions
2013	$54
2014	42
2015	16
2016	19
Total	$131

Based on the 2013 pension assumptions and changes in the market-related value of assets due to the recognition of prior asset gains, the Corporation expects net periodic benefit costs to increase approximately $8 million for pension and other postretirement benefits in 2013 compared with 2012. The increase in net pension benefit costs is primarily due to lower discount rates.

A 25 basis point adjustment in the long-term return on assets assumption would change total pension expense for 2013 by $8 million. A 25 basis point adjustment in the discount rate assumption would change the total pension expense for 2013 by $1 million.

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

At December 31, 2012, the Corporation had a net deferred tax asset balance of $841 million, after valuation allowances of $124 million. In evaluating the ability to realize the deferred tax assets, the Corporation relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

At December 31, 2012, the Corporation had deferred tax assets for tax loss and tax credit carryforwards of $103 million, of which $52 million is subject to expiration in the years 2013-2017. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Corporation needs taxable income of approximately $1,301 million across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2013-2017 is $582 million.

The Corporation recognizes the financial statement effects of an uncertain tax position when it is more likely than not, based on technical merits, that the position will be sustained. At December 31, 2012, the Corporation had a liability for uncertain tax positions of $166 million.

The Corporation accrues for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. At December 31, 2012, the Corporation had a non-income tax contingency reserve of $8 million. For additional information, see Note 17 to the Consolidated Financial Statements.

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

Environmental Remediation
UCC accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, UCC recognizes the costs over the useful life of the facility. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note 1 to the Consolidated Financial Statements. To assess the impact on the consolidated financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had an accrued liability of $74 million at December 31, 2012 and $80 million at December 31, 2011 related to the remediation of current or former UCC-owned sites.

In addition to current and former UCC-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as “Superfund Law”), UCC is liable for remediation of other hazardous waste sites where UCC allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Because Superfund Law imposes joint and several liability upon each party at a site, UCC has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties (“PRPs”) at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management's estimate of the Corporation's remaining liability for the remediation of Superfund sites was $21 million at December 31, 2012 and $21 million at December 31, 2011, which has been accrued, although the ultimate cost with respect to these sites could exceed that amount. The Corporation has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites	UCC-owned Sites (1)		Superfund Sites (2)
	2012	2011	2012	2011
Number of sites at January 1	31	32	60	59
Sites added during year	1	1	6	3
Sites closed during year	(1)	(2)	—	(2)
Number of sites at December 31	31	31	66	60
(1) UCC-owned sites are sites currently or formerly owned by UCC, where remediation obligations are imposed (in the United States) by the Resource Conservation Recovery Act or analogous state law.
(2) Superfund sites are sites, including sites not owned by UCC, where remediation obligations are imposed by Superfund Law.

In total, the Corporation's accrued liability for probable environmental remediation and restoration costs was $95 million at December 31, 2012, compared with $101 million at December 31, 2011. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation's management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation's results of operations, financial condition and cash flows.

The amounts charged to income on a pretax basis related to environmental remediation totaled $31 million in 2012 and $41 million in 2011. The amounts charged to income on a pretax basis related to operating the Corporation's pollution abatement facilities totaled $86 million in 2012 and $84 million in 2011. Capital expenditures for environmental protection were $7 million in 2012 and $4 million in 2011.

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

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem based on criteria developed by UCC and its external consultants.

	2012	2011	2010
Claims unresolved at January 1	53,225	62,582	75,030
Claims filed	9,627	7,810	7,731
Claims settled, dismissed or otherwise resolved	(29,403)	(17,167)	(20,179)
Claims unresolved at December 31	33,449	53,225	62,582
Claimants with claims against both UCC and Amchem	(9,542)	(16,304)	(18,890)
Individual claimants at December 31	23,907	36,921	43,692

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

For additional information, see Part I, Item 3. Legal Proceedings and Asbestos-Related Matters in Note 12 to the Consolidated Financial Statements.

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

On June 15, 2012, PIC filed an application for remand under the English Arbitration Act of 1996 (“Remand Application”) in the High Court of Justice in London (“High Court”). In its Remand Application, PIC did not challenge the Tribunal's finding of liability but it requested that the High Court remand the case back to the Tribunal for further consideration of Dow's claim for consequential damages. On October 11, 2012, the High Court ruled in favor of Dow and dismissed PIC's Remand Application; and on October 19, 2012, the High Court denied PIC's request for leave to appeal its ruling, bringing an end to PIC's Remand Application.

The ICC is expected to issue a Final Award covering Dow's substantial claim for pre- and post-award interest and arbitration costs in early 2013.

To the extent - if any - the Partial Award or Final Award allocate damages to the Corporation, the Corporation may record a gain when the uncertainty regarding the timing of collection and the amount to be realized has been resolved.

Debt Covenants and Default Provisions
The Corporation's outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation's size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at December 31, 2012.

Union Carbide Corporation and Subsidiaries
PART II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

UCC uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential gain or loss in fair market values given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Corporation is a historical simulation model which captures the co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The 2012 and 2011 year-end and average daily VAR for the aggregate of all positions are shown below:

Total Daily VAR at December 31	2012		2011
In millions	Year-end	Average	Year-end	Average
Interest rate	$11	$15	$29	$18

The decrease in interest rate VAR is primarily due to the combined effect of reduced debt outstanding and lower interest rate volatility.

Union Carbide Corporation and Subsidiaries
PART II, Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Union Carbide Corporation

We have audited the accompanying consolidated balance sheets of Union Carbide Corporation and subsidiaries (the “Corporation”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Carbide Corporation and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP Midland, Michigan February 15, 2013

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Operations

(In millions) For the years ended December 31	2012	2011	2010
Net trade sales	$177	$186	$168
Net sales to related companies	6,070	6,694	6,337
Total Net Sales	6,247	6,880	6,505
Cost of sales	6,088	6,493	5,940
Research and development expenses	35	47	43
Selling, general and administrative expenses	10	10	13
Restructuring charges	74	—	2
Asbestos-related credit	—	—	54
Equity in earnings of nonconsolidated affiliates	59	69	50
Sundry income (expense) - net	(182)	(96)	(10)
Interest income	14	33	55
Interest expense and amortization of debt discount	28	34	37
Income (Loss) Before Income Taxes	(97)	302	619
Provision for income taxes	17	87	160
Net Income (Loss) Attributable to Union Carbide Corporation	$(114)	$215	$459
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

(In millions) For years ended December 31	2012	2011	2010
Net Income (Loss) Attributable to Union Carbide Corporation	$(114)	$215	$459
Other Comprehensive Income (Loss), Net of Tax (tax amounts shown below for 2012, 2011, 2010)
Cumulative translation adjustments	(4)	3	6
Cumulative unrealized losses on investments	—	—	(1)
Pension and other postretirement plans:
Net loss arising during period (net of tax of $(141), $(83), $(31))	(250)	(166)	(61)
Less: Amortization of prior service cost included in net periodic pension costs (net of tax of $2, $2, $2)	3	3	3
Less: Amortization of net loss included in net periodic pension costs (net of tax of $22, $31, $22)	38	54	37
Total other comprehensive loss	(213)	(106)	(16)
Comprehensive Income (Loss) Attributable to Union Carbide Corporation	$(327)	$109	$443
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

(In millions) At December 31	2012	2011
Assets
Current Assets
Cash and cash equivalents	$18	$26
Accounts receivable:
Trade (net of allowance for doubtful receivables 2012: -; 2011: $1)	35	23
Related companies	330	385
Other	86	158
Notes receivable from related companies	2,346	3,261
Inventories	420	207
Deferred income taxes and other current assets	95	93
Total current assets	3,330	4,153
Investments
Investments in related companies	840	971
Investments in nonconsolidated affiliates	106	132
Other investments	8	6
Noncurrent receivables	45	45
Noncurrent receivables from related companies	189	136
Total investments	1,188	1,290
Property
Property	7,211	7,099
Less accumulated depreciation	5,877	5,745
Net property	1,334	1,354
Other Assets
Intangible assets (net of accumulated amortization 2012: $72; 2011: $141)	7	8
Deferred income tax assets - noncurrent	775	675
Asbestos-related insurance receivables - noncurrent	155	172
Deferred charges and other assets	49	53
Total other assets	986	908
Total Assets	$6,838	$7,705
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$40	$15
Long-term debt due within one year	—	37
Accounts payable:
Trade	299	256
Related companies	411	382
Other	15	31
Income taxes payable	59	—
Asbestos-related liabilities - current	85	73
Accrued and other current liabilities	146	157
Total current liabilities	1,055	951
Long-Term Debt	471	470
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	1,270	1,062
Asbestos-related liabilities - noncurrent	530	608
Other noncurrent obligations	188	179
Total other noncurrent liabilities	1,988	1,849
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	312	312
Retained earnings	4,355	5,253
Accumulated other comprehensive loss	(1,345)	(1,132)
Union Carbide Corporation's stockholder's equity	3,322	4,433
Noncontrolling interests	2	2
Total equity	3,324	4,435
Total Liabilities and Equity	$6,838	$7,705
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2012	2011	2010
Operating Activities
Net Income (Loss)	$(114)	$215	$459
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	235	270	274
Provision (credit) for deferred income tax	12	(43)	(40)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	13	4	(9)
Net gains on sales of property	(4)	(5)	(2)
Restructuring charges	74	—	2
Impairment of investment in related company	131	—	—
Asbestos-related credit	—	—	(54)
Pension contributions	(158)	(48)	(2)
Net loss on early extinguishment of debt	—	6	—
Other, net	(1)	—	—
Changes in assets and liabilities:
Accounts and notes receivable	(6)	12	(16)
Related company receivables	970	1,092	(218)
Inventories	(213)	(13)	13
Accounts payable	25	(10)	49
Related company payables	54	(132)	198
Other assets and liabilities	82	(171)	140
Cash provided by operating activities	1,100	1,177	794
Investing Activities
Capital expenditures	(241)	(168)	(157)
Purchase of related company receivables	(8)	—	—
Change in noncurrent receivable from related company	(53)	(11)	(24)
Proceeds from sales of property	7	19	2
Purchases of investments	(1)	(11)	(53)
Proceeds from sales of investments	—	17	38
Cash used in investing activities	(296)	(154)	(194)
Financing Activities
Dividends paid to stockholder	(775)	(950)	(600)
Payments on long-term debt	(37)	(69)	—
Cash used in financing activities	(812)	(1,019)	(600)
Summary
Increase (Decrease) in cash and cash equivalents	(8)	4	—
Cash and cash equivalents at beginning of year	26	22	22
Cash and cash equivalents at end of period	$18	$26	$22
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

(In millions) For the years ended December 31	2012	2011	2010
Common Stock
Balance at beginning and end of year	$—	$—	$—
Additional Paid-in Capital
Balance at beginning and end of year	312	312	312
Retained Earnings
Balance at beginning of year	5,253	5,990	6,131
Net Income (Loss)	(114)	215	459
Dividends declared	(784)	(951)	(600)
Other	—	(1)	—
Balance at end of year	4,355	5,253	5,990
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of year	(1,132)	(1,026)	(1,010)
Other comprehensive loss	(213)	(106)	(16)
Balance at end of year	(1,345)	(1,132)	(1,026)
Union Carbide Corporation's Stockholder's Equity	3,322	4,433	5,276
Noncontrolling interests	2	2	2
Total Equity	$3,324	$4,435	$5,278
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certain reclassifications of prior years' footnote disclosure amounts have been made to conform to the 2012 presentation.

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

Cash and Cash Equivalents
Cash and cash equivalents include time deposits and investments with maturities of three months or less at the time of purchase.

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

Investments in Related Companies
Investments in related companies consist of the Corporation's ownership interests in Dow subsidiaries located in North America and Latin America, which are accounted for using the cost method.

Investments
Investments in debt securities are classified as available-for-sale and reported at fair value with unrealized gains and losses recorded in AOCI. The cost of investments sold is determined by specific identification. The Corporation routinely reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and when events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the security is written down to fair value establishing a new cost basis.

Revenue
Substantially all of the Corporation's revenues are generated by sales to Dow. Approximately 96 percent of the Corporation's sales are related to sales of product; the remaining 4 percent is related to the licensing of patents and technology.

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

Severance Costs
Management routinely reviews its operations around the world in an effort to ensure competitiveness across its businesses and geographic areas. When the reviews result in a workforce reduction related to the shutdown of facilities or other optimization activities, severance benefits are provided to employees primarily under ongoing benefit arrangements. These severance costs are accrued once management commits to a plan of termination including the number of employees to be terminated, their job classifications or functions, their locations and the expected termination date.

Income Taxes
The Corporation accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted rates. The effect of a change in tax rates on deferred tax assets or liabilities is recognized in income in the period that includes the enactment date. The Corporation is included in Dow's consolidated federal income tax group and consolidated income tax return. The Corporation uses the separate return method to account for its income taxes; accordingly, there is no difference between the method used to account for income taxes at the UCC level and the formula in the Dow-UCC Tax Sharing Agreement used to compute the amount due to Dow or UCC for UCC's share of taxable income and tax attributes on Dow's consolidated income tax return.

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
On January 1, 2012, the Corporation adopted Accounting Standards Update ("ASU") 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," as amended by ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This standard improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. See the Consolidated Statements of Comprehensive Income and Note 18 for additional information.

On January 1, 2012, the Corporation adopted ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which provides common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards ("IFRS"). See Note 10 for additional information about fair value measurements.

On January 1, 2011, the Corporation adopted ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” This ASU amended the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial statements.

Accounting Guidance Issued But Not Adopted as of December 31, 2012
In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities, " which clarified the scope of the offsetting disclosures of ASU 2011-11. Both ASUs are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. The Corporation is currently evaluating the impact of adopting this guidance.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. The Corporation is currently evaluating the impact of adopting this guidance.

NOTE 3 - RESTRUCTURING

On October 22, 2012, the Board of Directors of the Corporation approved a restructuring plan to improve the cost effectiveness of the Corporation's global operations. The restructuring plan will affect approximately 100 positions and result in the shutdown of certain manufacturing facilities. These actions are expected to be completed during the next two years.

As a result of the restructuring activities, the Corporation recorded pretax restructuring charges of $71 million in the fourth quarter of 2012 consisting of costs associated with exit or disposal activities of $13 million, severance costs of $10 million and asset write-downs and write-offs of $48 million. The impact of these charges is shown as "Restructuring charges" in the consolidated statements of operations.

Details on the components of the restructuring charges are discussed below:

Cost Associated with Exit or Disposal Activities
The restructuring charges for costs associated with exit or disposal activities totaled $13 million in the fourth quarter of 2012 for contract cancellations fees.

Severance
The restructuring charges in the fourth quarter of 2012 included severance of $10 million for the separation of approximately 100 employees under the terms of the Corporation's ongoing benefit arrangements, primarily over the next two years. At December 31, 2012, no severance had been paid and a liability of $10 million remained.

Impairment of Long-Lived Assets, Other Assets and Equity Method Investments
The restructuring charges related to the write-down and write-off of assets in the fourth quarter of 2012 total $48 million. Details regarding the write-downs and write-offs are as follows:

•
Certain oxygenated solvents manufacturing facilities in Texas City, Texas have been consolidated and/or shutdown, resulting in an asset write-down of $36 million. The facilities were shut down in the fourth quarter of 2012.

•
A performance monomer manufacturing facility in South Charleston, West Virginia was shut down, resulting in an asset write-down of $1 million and the write-off of other assets totaling $2 million. The assets were shut down in the fourth quarter of 2012.

•
Due to a change in the Corporation's strategy regarding its ownership in Nippon Unicar Company Limited ("NUC"), a 50:50 joint venture, the Corporation has determined its equity investment in NUC to be other-than-temporarily impaired and recorded a $9 million write-down of its interest in NUC.

The following table summarizes the activities related to the Corporation's restructuring reserve:

Restructuring Activities	Costs Associated with Exit or Disposal Activities	Severance Costs	Impairment of Long-Lived Assets, Other Assets and Equity Method Investments
In millions				Total
Restructuring charges recognized in the fourth quarter of 2012	$13	$10	$48	$71
Charges against the reserve	—	—	(48)	(48)
Cash payments	—	—	—	—
Reserve balance at December 31, 2012	$13	$10	$—	$23

The reserve balance is included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

The Corporation expects to incur additional costs in the future related to its restructuring activities, as UCC continually looks for ways to enhance the efficiency and cost effectiveness of its operations. Future costs are expected to include demolition costs related to closed facilities; these will be recognized as incurred. The Corporation also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

In the first quarter of 2012, the Corporation recorded restructuring charges totaling $3 million related to a workforce reduction of approximately 20 employees. In the third quarter of 2012, all severance related to this restructuring charge was paid.

NOTE 4 - DIVESTITURES

Divestiture of Polypropylene Business
On July 27, 2011, Dow entered into a definitive agreement to sell Dow's global Polypropylene business to Braskem SA. The definitive agreement specified the assets included in the sale, which included the following assets of the Corporation: polypropylene manufacturing facility at Seadrift, Texas; railcars; inventory; business know-how; and certain product and process technology. The Corporation's Polypropylene Licensing and Catalyst business and related catalyst facilities were excluded from the scope of the transaction. On September 30, 2011 the sale was completed. The Corporation received $19 million for the sale of its assets, net of working capital adjustments and costs to sell, with proceeds subject to customary post-closing adjustments. The carrying amount of the assets divested on September 30, 2011 are noted below:

Assets Divested In millions	September 30, 2011
Inventories	$2
Net property	12
Total assets divested	$14

The Corporation recognized a pretax gain of $5 million on the sale in the third quarter of 2011. Post-closing adjustments of $1 million in the fourth quarter of 2011 reduced the pretax gain to $4 million, which is included in "Sundry income (expense) - net" in the consolidated statements of operations.

NOTE 5 - INVENTORIES

The following table provides a breakdown of inventories:

Inventories at December 31 In millions	2012	2011
Finished goods	$263	$71
Work in process	33	6
Raw materials	46	51
Supplies	78	79
Total inventories	$420	$207

The reserves reducing inventories from a FIFO basis to a LIFO basis amounted to $150 million at December 31, 2012 and $162 million at December 31, 2011. Inventories that were valued on a LIFO basis, principally U.S. chemicals and plastics product inventories represented 75 percent of the total inventories at December 31, 2012 and 51 percent of the total inventories at December 31, 2011.

A reduction of certain inventories resulted in the liquidation of some of the Corporation's LIFO inventory layers, which had an immaterial impact on pretax income in 2012 and 2011, and increased pretax income $5 million in 2010.

NOTE 6 - PROPERTY

Property at December 31	Estimated
In millions	Useful Lives(Years)	2012	2011
Land	—	$50	$50
Land and waterway improvements	15-25	202	198
Buildings	5-50	412	415
Machinery and equipment	3-20	5,915	5,772
Utility and supply lines	5-20	153	142
Other property	3-30	285	349
Construction in progress	—	194	173
Total property		$7,211	$7,099

In millions	2012	2011	2010
Depreciation expense	$217	$236	$248
Manufacturing maintenance and repair costs	$324	$280	$244
Capitalized interest	$8	$6	$5

NOTE 7 - NONCONSOLIDATED AFFILIATES

The Corporation's investments in companies accounted for by the equity method (“nonconsolidated affiliates”) were $106 million at December 31, 2012 and $132 million at December 31, 2011. Dividends received from nonconsolidated affiliates were $72 million in 2012, $73 million in 2011 and $41 million in 2010. Undistributed earnings of nonconsolidated affiliates included in retained earnings were $21 million at December 31, 2012 and $31 million at December 31, 2011.

All of the nonconsolidated affiliates in which the Corporation has investments are privately held companies; therefore, quoted market prices are not available.

Principal Nonconsolidated Affiliates
The Corporation's principal nonconsolidated affiliates and the Corporation's ownership interest for each at December 31, 2012, 2011 and 2010 are shown below:

Principal Nonconsolidated Affiliates at December 31	Ownership Interest
	2012	2011	2010
Nippon Unicar Company Limited	50%	50%	50%
Univation Technologies, LLC	50%	50%	50%

The Corporation's investment in the principal nonconsolidated affiliates was $97 million at December 31, 2012 and $122 million at December 31, 2011, and its equity in earnings was $59 million in 2012, $65 million in 2011 and $50 million in 2010. The summarized financial information presented below represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates. See Note 3 for details on the impairment charge related to Nippon Unicar Company Limited.

Summarized Balance Sheet Information at December 31
In millions	2012	2011
Current assets	$311	$396
Noncurrent assets	165	166
Total assets	$476	$562
Current liabilities	$164	$133
Noncurrent liabilities	86	121
Total liabilities	$250	$254

Summarized Income Statement Information
In millions	2012	2011	2010
Sales	$773	$715	$655
Gross profit	$209	$244	$180
Net income	$112	$145	$122

Subsequent Event
On January 31, 2013, UCC entered into a definitive agreement to sell its 50 percent ownership interest in Nippon Unicar Company, Limited to TonenGeneral Sekiyu K. K. for $13 million. This sale is expected to close in the third quarter of 2013, pending receipt of all required regulatory approvals.

NOTE 8 - INTANGIBLE ASSETS

The following table provides information regarding the Corporation's intangible assets:

Intangible Assets at December 31		2012			2011
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(33)	$—
Software	46	(39)	7	116	(108)	8
Total intangible assets	$79	$(72)	$7	$149	$(141)	$8

In the third quarter of 2012, the Corporation retired $71 million of fully amortized software.

The following table provides information regarding amortization expense:

Amortization Expense In millions	2012	2011	2010
Software, included in “Cost of sales”	$2	$3	$4

Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years In millions
2013	$3
2014	$3
2015	$1
2016	$—
2017	$—

NOTE 9 - FINANCIAL INSTRUMENTS

Investments
The Corporation's investments in marketable securities are classified as available-for-sale.

Investing Results
In millions	2012	2011	2010
Proceeds from sales of available-for-sale securities	$—	$9	$25

Portfolio managers regularly review all of the Corporation's holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. At December 31, 2012 and December 31, 2011, there were no impairment indicators or circumstances that would result in a material adjustment of these investments.

The Corporation's investments in debt securities had contractual maturities of less than 10 years at December 31, 2012.

Fair Value of Financial Instruments:
	At December 31, 2012				At December 31, 2011
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities (1):
Debt securities	$5	$—	$—	$5	$3	$—	$—	$3
Total marketable securities	$5	$—	$—	$5	$3	$—	$—	$3
Long-term debt	$(471)	$—	$(116)	$(587)	$(507)	$—	$(148)	$(655)

(1)	Included in “Other investments” in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

NOTE 10 - FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis
The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at December 31	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)
In millions	2012	2011
Assets at fair value:
Debt securities (1)	$5	$3
Liabilities at fair value:
Long-term debt (2)	$587	$655

(1)	Included in “Other investments” in the consolidated balance sheets.

(2)	See Note 9 for information on fair value adjustments to long-term debt included at cost in the consolidated balance sheets.

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

Assets that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset. For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. There were no transfers between Levels 1 and 2 during the years ended December 31, 2012 and 2011.

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the basis used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated balance sheets in 2012:

Basis of Fair Value Measurements on a Nonrecurring Basis in 2012	Significant Other Unobservable Inputs	Total Losses
In millions	(Level 3)	2012
Assets at fair value:
Long-lived assets, other assets and equity method investments	$42	$(179)
2012 Fair Value Measurements on a Nonrecurring Basis
As part of the restructuring plan that was approved on October 22, 2012, the Corporation shut down a number of manufacturing facilities during the fourth quarter of 2012. The manufacturing assets and facilities associated with this plan were written down to zero in the fourth quarter of 2012. In addition, an equity investment was impaired. The equity investment, classified as Level 3 measurements, was valued at $33 million using unobservable inputs, including assumptions a market participant would use to measure the fair value of the group of assets. These impairment charges, totaling $48 million, were included in "Restructuring charges" in the consolidated statements of operations. See Note 3 for additional information. Also included within the losses is a charge of $131 million related to an impairment of a investment in related companies. The investment in related companies, classified as Level 3 measurements, was valued at $9 million using unobservable inputs, including assumptions a market participant would use to measure the fair value of the group of assets. See Note 16 for additional information.

NOTE 11 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net
In millions	2012	2011	2010
Net gain on sales of property	$5	$4	$2
Loss on early extinguishment of debt	—	(6)	—
Impairment of investment in related company (1)	(131)	—	—
Foreign exchange gain (loss)	—	(1)	1
Net commission expense - related company (1)	(35)	(34)	(31)
Dividend income - related companies (1)	25	7	40
Dow administrative and overhead fees (1)	(32)	(48)	(21)
Other - net	(14)	(18)	(1)
Total Sundry income (expense) - net	$(182)	$(96)	$(10)

(1)	See Note 16.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" were $146 million at December 31, 2012 and $157 million at December 31, 2011. The current portion of the Corporation's accrued obligations for environmental matters, which is a component of "Accrued and other current liabilities" was $48 million at December 31, 2012 and $54 million at December 31, 2011 (see Note 12). No other component of accrued and other current liabilities was more than 5 percent of total current liabilities.

Supplementary Cash Flow Information
In millions	2012	2011	2010
Cash payments for interest	$37	$41	$45
Cash payments (refunds) for income taxes	$(94)	$316	$264

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At December 31, 2012, the Corporation had accrued obligations of $95 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation's management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation's results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2011, the Corporation had accrued obligations of $101 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites.

The following table summarizes the activity in the Corporation's accrued obligations for environmental matters for the years ended December 31, 2012 and 2011:

Accrued Liability for Environmental Matters
In millions	2012	2011
Balance at January 1	$101	$95
Additional accruals	31	41
Charges against reserve	(37)	(35)
Balance at December 31	$95	$101

The amounts charged to income on a pretax basis related to environmental remediation totaled $31 million in 2012, $41 million in 2011 and $45 million in 2010. Capital expenditures for environmental protection were $7 million in 2012, $4 million in 2011 and $3 million in 2010.

Litigation
The Corporation is involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters, including, but not limited to: product liability; trade regulation; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts; taxes; and commercial disputes.

Asbestos-Related Matters
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

Estimating the Liability
Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Since then, the Corporation has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the accrual continues to be appropriate. In addition, the Corporation has requested ARPC to review the Corporation's historical asbestos claim and resolution activity each year since 2004 to determine the appropriateness of updating the most recent ARPC study.

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

In December 2010, based on ARPC's December 2010 study and the Corporation's own review of the asbestos claim and resolution activity, the Corporation decreased its asbestos-related liability for pending and future claims to $744 million, which covered the 15-year period ending 2025, excluding future defense and processing costs. The reduction of $54 million was shown as “Asbestos-related credit” in the consolidated statements of operations. At December 31, 2010, the asbestos-related liability for pending and future claims was $728 million.

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

In October 2012, the Corporation requested ARPC to review the Corporation's historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2010 study. In response to that request, ARPC reviewed and analyzed data through September 30, 2012. In December, 2012, based upon ARPC's December 2012 study and the Corporation's own review of the asbestos claim and resolution activity for 2012, it was determined that no adjustment to the accrual was required at December 31, 2012. The Corporations asbestos-related liability for pending and future claims was $602 million at December 31, 2012.

At December 31, 2012, approximately 18 percent of the recorded liability related to pending claims and approximately 82 percent related to future claims. At December 31, 2011, approximately 18 percent of the recorded liability related to pending claim and approximately 82 percent related to future claims.

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

The Corporation's receivable for insurance recoveries related to its asbestos liability was $25 million at December 31, 2012 and $40 million at December 31, 2011. At December 31, 2012 and 2011, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes the Corporation's receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs at December 31 In millions	2012	2011
Receivables for defense costs - carriers with settlement agreements	$17	$20
Receivables for resolution costs - carriers with settlement agreements	137	158
Receivables for insurance recoveries - carriers without settlement agreements	25	40
Total	$179	$218

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $100 million in 2012, $88 million in 2011 and $73 million in 2010, and was reflected in “Cost of sales” in the consolidated statements of operations.

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

Purchase Commitments
At December 31, 2012, the Corporation had various outstanding commitments for take-or-pay agreements, with remaining terms extending from two to thirteen years. Such commitments were not in excess of current market prices. The fixed and determinable portion of obligations under purchase commitments at December 31, 2012 is presented in the following table:

Fixed and Determinable Portion of Take-or-Pay Obligations at December 31, 2012 In millions
2013	$11
2014	11
2015	8
2016	6
2017	6
2018 and beyond	10
Total	$52

Asset Retirement Obligations
The Corporation has recognized asset retirement obligations related to capping activities at landfill sites in the United States. The aggregate carrying amount of these asset retirement obligations was $4 million at December 31, 2012 and $4 million at December 31, 2011. The Corporation also has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $7 million at December 31, 2012 and $10 million at December 31, 2011. The discount rate used to calculate the Corporation's asset retirement obligations and conditional asset retirement obligations was 0.87 percent  at December 31, 2012 and 1.96 percent at December 31, 2011. These obligations are included in the consolidated balance sheets as “Accrued and other current liabilities” and "Other noncurrent obligations."

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

On June 15, 2012, PIC filed an application for remand under the English Arbitration Act of 1996 (“Remand Application”) in the High Court of Justice in London (“High Court”). In its Remand Application, PIC did not challenge the Tribunal's finding of liability but it requested that the High Court remand the case back to the Tribunal for further consideration of Dow's claim for consequential damages. On October 11, 2012, the High Court ruled in favor of Dow and dismissed PIC's Remand Application; and on October 19, 2012, the High Court denied PIC's request for leave to appeal its ruling, bringing an end to PIC's Remand Application.

The ICC is expected to issue a Final Award covering Dow's substantial claim for pre- and post-award interest and arbitration costs in early 2013.

To the extent - if any - the Partial Award or Final Award allocate damages to the Corporation, the Corporation may record a gain when the uncertainty regarding the timing of collection and the amount to be realized has been resolved.

NOTE 13 - NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable at December 31 In millions	2012	2011
Notes payable - related companies	$40	$15
Year-end average interest rates	0.86%	0.95%

Long-Term Debt at December 31	2012		2011
	Average		Average
In millions	Rate	2012	Rate	2011
Promissory notes and debentures:
Debentures due 2023	7.875%	$175	7.875%	$175
Debentures due 2025	6.79%	12	6.79%	12
Debentures due 2025	7.50%	150	7.50%	150
Debentures due 2096	7.75%	135	7.75%	135
Other facilities:
Pollution control/industrial revenue bonds	—	—	5.09%	37
Unamortized debt discount	—	(1)	—	(2)
Long-term debt due within one year		—		(37)
Total long-term debt		$471		$470

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

Debt Covenants and Default Provisions
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

NOTE 14 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

The Corporation's funding policy is to contribute to the plan when pension laws or economics either require or encourage funding. In 2012, UCC contributed $158 million to its pension plans including contributions to fund benefits payments for its non-qualified supplemental plan. UCC expects to contribute approximately $160 million to its pension plans in 2013.

The weighted‑average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

Pension Plan Assumptions	Benefit Obligations at December 31			Net Periodic Costs for the Year
	2012	2011	2010	2012	2011	2010
Discount rate	3.85%	4.85%	5.35%	4.85%	5.35%	5.85%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Long-term rate of return on assets	—	—	—	6.90%	7.40%	7.40%

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

The accumulated benefit obligation for all defined benefit pension plans was $4.4 billion at December 31, 2012 and $4.0 billion at December 31, 2011.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at December 31
In millions	2012	2011
Projected benefit obligation	$4,433	$4,037
Accumulated benefit obligation	$4,383	$3,993
Fair value of plan assets	$3,548	$3,351

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

The Corporation funds most of the cost of these health care and life insurance benefits as incurred. In 2012, UCC did not make any contributions to its other postretirement benefit plan trust. Likewise, UCC does not expect to contribute assets to its other postretirement benefit plan trust in 2013.

The weighted-average assumptions used to determine other postretirement benefit obligations and net periodic benefit costs for the plan are provided in the following table:

Plan Assumptions for Other Postretirement Benefits	Benefit Obligations at December 31			Net Periodic Costs for the Year
	2012	2011	2010	2012	2011	2010
Discount rate	3.65%	4.60%	5.10%	4.60%	5.10%	5.60%
Initial health care cost trend rate	7.85%	8.30%	8.72%	8.30%	8.72%	9.17%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year ultimate trend rate to be reached	2019	2019	2019	2019	2019	2019

Increasing the assumed medical cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2012 by $5 million and the net periodic postretirement benefit cost for the year by an immaterial amount. Decreasing the assumed medical cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2012 by $5 million and the net periodic postretirement benefit cost for the year by an immaterial amount.

Net Periodic Benefit Cost for all Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2012	2011	2010	2012	2011	2010
Service cost	$28	$25	$16	$2	$2	$2
Interest cost	189	200	209	17	19	23
Expected return on plan assets	(235)	(255)	(264)	—	—	—
Amortization of prior service cost (credit)	7	7	7	(2)	(2)	(2)
Amortization of net loss	60	85	59	—	—	—
Net periodic benefit cost	$49	$62	$27	$17	$19	$23

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss) for all Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2012	2011	2010	2012	2011	2010
Net (gain) loss	$375	$254	$100	$16	$(4)	$(7)
Amortization of prior service (cost) credit	(7)	(7)	(7)	2	2	2
Amortization of net loss	(60)	(85)	(59)	—	—	—
Total recognized in other comprehensive (income) loss	$308	$162	$34	$18	$(2)	$(5)
Total recognized in net periodic benefit cost and other comprehensive loss	$357	$224	$61	$35	$17	$18

Change in Projected Benefit Obligations, Plan Assets and Funded Status for all Plans
	Defined Benefit Pension Plans		Other Postretirement Benefits
In millions	2012	2011	2012	2011
Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,037	$3,867	$412	$423
Service cost	28	25	2	2
Interest cost	189	200	17	19
Actuarial changes in assumptions and experience	472	237	16	(4)
Benefits paid	(286)	(288)	(33)	(33)
Other	(7)	(4)	—	5
Benefit obligation at end of year	$4,433	$4,037	$414	$412

Change in plan assets:
Fair value of plan assets at beginning of year	$3,351	$3,357	$—	$—
Actual return on plan assets	331	238	—	—
Employer contributions	158	48	—	—
Asset transfer	(6)	(4)	—	—
Benefits paid	(286)	(288)	—	—
Fair value of plan assets at end of year	$3,548	$3,351	$—	$—

Funded status at end of year	$(885)	$(686)	$(414)	$(412)

Net amounts recognized in the consolidated balance sheets at December 31:
Current liabilities	$(1)	$(2)	$(36)	$(42)
Noncurrent liabilities	(884)	(684)	(378)	(370)
Net amounts recognized in the consolidated balance sheets	$(885)	$(686)	$(414)	$(412)

Pretax amounts recognized in AOCI at December 31:
Net loss (gain)	$1,941	$1,626	$(5)	$(21)
Prior service cost (credit)	33	40	(2)	(4)
Pretax balance in AOCI at end of year	$1,974	$1,666	$(7)	$(25)

In 2013, an estimated net loss of $88 million and prior service cost of $7 million for the defined benefit pension plans will be amortized from AOCI to net periodic benefit cost. In 2013, an estimated prior service credit of $1 million for the other postretirement benefit plan will be amortized from AOCI to net periodic benefit cost.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2012
In millions	Defined Benefit Pension Plans	Other Postretirement Benefits
2013	$283	$36
2014	280	35
2015	277	35
2016	275	33
2017	273	32
2018 through 2022	1,345	133
Total	$2,733	$304

Plan Assets
Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers, and may include alternative investments such as real estate, private equity and other absolute return strategies. At December 31, 2012, plan assets totaled $3.5 billion and $3.4 billion at December 31, 2011 which included no Dow common stock.

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

Strategic Target Allocation of Plan Assets
Asset Category	Target Allocation
Equity securities	25%
Fixed income securities	45%
Alternative investments	25%
Other	5%
Total	100%

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

The Northern Trust Collective Government Short Term Investment money market fund is utilized as the sweep vehicle for the U.S. plan, which from time to time can represent a significant investment. Approximately half of the liability of the U.S. plan is covered by a participating group annuity issued by Prudential Insurance Company.

The following tables summarize the bases used to measure the Corporation's pension plan assets at fair value for the years ended December 31, 2012 and 2011:

Basis of Fair Value Measurements at December 31, 2012 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$5	$371	$—	$376
Equity securities:
U.S. equity	$211	$42	$—	$253
Non-U.S. equity - developed countries	208	71	—	279
Emerging markets	133	137	3	273
Convertible bonds	—	2	—	2
Equity derivatives	—	1	—	1
Total equity securities	$552	$253	$3	$808
Fixed income securities:
U.S. government and municipalities	$—	$733	$—	$733
U.S. agency mortgage backed securities	—	115	—	115
Corporates - investment grade	—	685	—	685
Non-U.S. governments - developed countries	—	3	—	3
Non-U.S. corporates - developed countries	—	104	—	104
Emerging markets debt	—	10	—	10
Other asset-backed securities	—	6	—	6
Other fixed income funds	—	—	17	17
High yield bonds	—	2	—	2
Total fixed income securities	$—	$1,658	$17	$1,675
Alternative investments:
Real estate	$—	$—	$248	$248
Private equity	—	—	230	230
Absolute return	—	115	74	189
Total alternative investments	$—	$115	$552	$667
Other securities:
Insurance contracts	$—	$—	$22	$22
Total other securities	$—	$—	$22	$22
Total pension plan assets at fair value	$557	$2,397	$594	$3,548

Basis of Fair Value Measurements at December 31, 2011 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$5	$515	$—	$520
Equity securities:
U.S. equity	$228	$4	$1	$233
Non-U.S. equity - developed countries	136	77	—	213
Emerging markets	69	122	1	192
Equity derivatives	—	8	—	8
Total equity securities	$433	$211	$2	$646
Fixed income securities:
U.S. government and municipalities	$—	$601	$—	$601
U.S. agency mortgage backed securities	—	116	—	116
Corporates - investment grade	—	687	—	687
Non-U.S. governments - developed countries	—	8	—	8
Non-U.S. corporates - developed countries	—	110	—	110
Emerging markets debt	—	6	—	6
Other asset-backed securities	—	5	—	5
Other fixed income funds	—	—	11	11
High yield bonds	—	3	—	3
Fixed income derivatives	—	2	—	2
Total fixed income securities	$—	$1,538	$11	$1,549
Alternative investments:
Real estate	$—	$—	$191	$191
Private equity	—	—	247	247
Absolute return	—	128	46	174
Total alternative investments	$—	$128	$484	$612
Other securities:
Foreign exchange derivatives	$—	$2	$—	$2
Insurance contracts	—	—	22	22
Total other securities	$—	$2	$22	$24
Total pension plan assets at fair value	$438	$2,394	$519	$3,351

For assets classified as Level 1 measurements (measured using quoted prices in active markets), the total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange on which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.

For assets classified as Level 2 measurements, where the security is frequently traded in less active markets, fair value is based on the closing price at the end of the period; where the security is less frequently traded, fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance/quality checks. For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs such as foreign exchange rates, commodity prices, swap rates, interest rates, and implied volatilities obtained from various market sources.

Some plan assets are held in funds where a net asset value is calculated based on the fair value of the underlying assets and the number of shares owned. The classification of the fund (Level 2 or 3 measurements) is determined based on the lowest level classification of significant holdings within the fund. For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

For assets classified as Level 3 measurements, total fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity for the investment. Investment managers or fund managers provide valuations of the investment on a monthly or quarterly basis. These valuations are reviewed for reasonableness based on applicable sector, benchmark and company performance. Adjustments to valuations are made where appropriate. Where available, audited financial statements are obtained and reviewed for the investments as support for the manager's investment valuation.

The following tables summarize the changes in fair value of Level 3 pension plan assets for the years ended December 31, 2012 and 2011:

Fair Value Measurement of Level 3 Pension Plan Assets In millions	Equity Securities	Fixed Income Securities	Alternative Investments	Other Investments	Total
Balance at January 1, 2011	$—	$5	$477	$22	$504
Actual return on plan assets:
Relating to assets held at Dec. 31, 2011	—	—	3	—	3
Relating to assets sold during 2011	—	—	33	—	33
Purchases, sales and settlements	—	6	(29)	—	(23)
Transfers into Level 3, net	2	—	—	—	2
Balance at December 31, 2011	$2	$11	$484	$22	$519
Actual return on plan assets:
Relating to assets held at Dec. 31, 2012	$(1)	$—	$53	$—	52
Relating to assets sold during 2012	(1)	—	(7)	—	(8)
Purchases, sales and settlements	3	6	(7)	—	2
Transfers into Level 3, net	—	—	29	—	29
Balance at December 31, 2012	$3	$17	$552	$22	$594

NOTE 15 - LEASED PROPERTY

The Corporation has operating leases primarily for facilities and distribution equipment. The future minimum rental payments under operating leases with remaining noncancelable terms in excess of one year are as follows:

Minimum Operating Lease Commitments at December 31, 2012 In millions
2013	$6
2014	5
2015	4
2016	2
2017	2
2018 and thereafter	2
Total	$21

Rental expenses under operating leases were $35 million in 2012, $31 million in 2011 and $26 million in 2010.

NOTE 16 - RELATED PARTY TRANSACTIONS

The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s intercompany pricing policies. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) - net” in the consolidated statements of operations. Purchases from that Dow subsidiary were approximately $3.1 billion in 2012, $3.5 billion in 2011 and $3.0 billion in 2010.

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

This agreement resulted in expense of approximately $32 million in 2012 and $48 million in 2011 for general administrative and overhead type services and the 10 percent service fee, included in “Sundry income (expense) - net.” The decrease in general administrative and overhead type services including the service fee was due to a simplification of the cost structure and how items are allocated to UCC. The remaining activity-based costs were approximately $51 million in 2012 and $35 million in 2011 and were included in “Cost of sales.” The increase in 2012 activity-based costs was due to costs related to the restart of the cracker in St. Charles, Louisiana, in December 2012.

Under the master services agreement in place for 2010, costs related to general administrative and overhead services were allocated to UCC based on the Corporation's and Dow's relative manufacturing conversion costs. This arrangement resulted in an average quarterly charge of approximately $5 million in 2010 included in "Sundry income (expense) - net."

Additionally, for services that Dow routinely charged based on effort, UCC was charged the cost of such services on a fully absorbed basis in 2010, which included direct and indirect costs. Certain Dow employees were contracted to UCC and Dow was reimbursed for all direct employment costs of such employees. These activity-based costs were approximately $52 million in 2010 and were included in "Cost of sales."

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At December 31, 2012, the Corporation had a note receivable of $2.3 billion ($3.2 billion at December 2011) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures at December 31, 2013. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At December 31, 2012, $820 million ($870 million at December, 2011) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

In the fourth quarter of 2012, UCC recorded an impairment charge of $131 million related to its investment in Modeland International Holdings Inc. ("Modeland"), a related company, representing the difference between the investment's cost and its fair value. The impairment was triggered by an ownership reorganization of Modeland's subsidiairies. The amount of the impairment charge was calculated based on an appraisal of the fair value of Modeland's assets and liablities. The fair value was determined through the use of both income and market valuation approaches. The impairment charge is included in "Sundry income (expense) -net." Subsequent to recording the impairment charge, the Corporation also declared and paid a stock dividend to Dow for its ownership interest in Modeland totaling $9 million.

During 2012, the Corporation declared and paid dividends totaling $784 million which included cash dividends to Dow totaling $775 million and a stock dividend to Dow of $9 million for its ownership interest in Modeland. During 2011, the Corporation declared and paid dividends totaling $951 million to Dow which included cash dividends to Dow totaling $950 million and a stock dividend to Dow for its ownership interest in Dow Venezuela C.A. totaling $1 million.

The Corporation received cash dividends from its investments in related companies of $25 million in 2012 ($7 million in 2011) including $25 million ($5 million in 2011) from Dow Technology Investments, LLC. The Corporation received cash dividends from its investment in related companies of $40 million in 2010, including $20 million from GWN Holding, Inc. and $17 million from Modeland International Holdings Inc. These dividends were included in "Sundry income (expense) - net."

In accordance with the Tax Sharing Agreement between the Corporation and Dow, the Corporation makes payments to Dow to cover the Corporation's estimated federal tax liability; payments were zero in 2012, $227 million in 2011 and $168 million in 2010. In 2011, the Corporation's estimated payments exceeded the estimated tax liability and a refund of approximately $42 million is recorded in "Accounts receivables - other" in the consolidated balance sheets at December 31, 2011.

NOTE 17 - INCOME TAXES

Domestic and Foreign Components of Income (Loss) Before Income Taxes
In millions	2012	2011	2010
Domestic	$(95)	$303	$611
Foreign	(2)	(1)	8
Total	$(97)	$302	$619

Provision for Income Taxes
		2012			2011			2010
In millions	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$10	$15	$25	$126	$(41)	$85	$237	$(38)	$199
State and local	(5)	(3)	(8)	(2)	(2)	(4)	(42)	(2)	(44)
Foreign	—	—	—	6	—	6	5	—	5
Total	$5	$12	$17	$130	$(43)	$87	$200	$(40)	$160

Reconciliation to U.S. Statutory Rate
In millions	2012	2011	2010
Taxes at U.S. statutory rate	$(34)	$106	$216
Equity earnings effect (1)	2	—	—
U.S. business credits	—	(6)	—
Benefit of dividend income from investments in related companies	(9)	(2)	(14)
Unrecognized tax benefits	9	(1)	(28)
Miscellaneous U.S. permanent differences	(3)	—	—
Impairment of investment in related company	46	—	—
Federal tax accrual adjustments (1)	(8)	—	—
State and local tax impact	12	(7)	(7)
Other - net	2	(3)	(7)
Total tax provision	$17	$87	$160
Effective tax rate	(17.5)%	28.8%	25.8%

(1)	The amount for the noted reconciliation item is immaterial for 2011 and 2010 and has been included in the “Other - net” category.

The tax rate for 2012 was negatively impacted primarily by the minimal tax relief related to the impairment of the investment in related company and the inability to utilize state tax credits. UCC's reported effective tax rate for 2012 was (17.5) percent.

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

Deferred Tax Balances at December 31 In millions	2012		2011
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property	$—	$202	$—	$229
Tax loss and credit carryforwards	103	—	122	—
Postretirement benefit obligations	887	403	772	363
Other accruals and reserves	595	4	576	4
Inventory	10	1	9	—
Long-term debt	—	1	—	1
Investments	—	1	—	1
Other - net	28	46	26	48
Subtotal	$1,623	$658	$1,505	$646
Valuation allowances	(124)	—	(121)	—
Total	$1,499	$658	$1,384	$646

Gross operating loss carryforwards at December 31, 2012 amounted to $1,255 million compared with $1,348 million at the end of 2011. At December 31, 2012, $582 million of the operating loss carryforwards were subject to expiration in the years 2013 through 2017. The remaining balances expire in years beyond 2017 or have an indefinite carryforward period. Tax credit carryforwards amounted to $39 million at December 31, 2012 and $39 million at December 31, 2011, all of which expire in years beyond 2017 or have an indefinite carryforward period.

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $53 million at December 31, 2012, $63 million at December 31, 2011 and $103 million at December 31, 2010. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

The Corporation had valuation allowances that were primarily related to the realization of recorded tax benefits on tax loss carryforwards from operations in the United States of $124 million at December 31, 2012 and $121 million at December 31, 2011.

Total Gross Unrecognized Tax Benefits
In millions	2012	2011	2010
Balance at January 1	$161	$163	$208
Decreases related to positions taken on items from prior years	—	(1)	(18)
Increases related to positions taken in current year	8	1	5
Settlement of uncertain tax positions with tax authorities	—	—	(8)
Decreases due to expiration of statutes of limitations	(3)	(2)	(24)
Balance at December 31	$166	$161	$163

At December 31, 2012, the total amount of unrecognized tax benefits was $166 million ($161 million at December 31, 2011), of which $158 million ($152 million at December 31, 2011) would impact the effective tax rate, if recognized.

Interest and penalties associated with unrecognized tax benefits are recognized as components of the “Provision for income taxes” and was a credit of $1 million in 2012, a credit of $2 million in 2011 and expense of $6 million in 2010. The Corporation's accrual for interest and penalties was a credit of $4 million at December 31, 2012 and a credit of $2 million at December 31, 2011.

Tax years that remain subject to examination for the Corporation's major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31
Jurisdiction	Earliest Open Year
	2012	2011
United States:
Federal income tax	2004	2004
State and local income tax	2004	2004

The Corporation is included in Dow's consolidated federal income tax group and consolidated tax return. Current and deferred tax expenses are calculated for the Corporation as a stand-alone group and are allocated to the group from the consolidated totals. UCC is currently under examination in a number of tax jurisdictions, including the U.S. federal and various state jurisdictions. It is reasonably possible that these examinations may be resolved within twelve months. As a result, it is reasonably possible that the total gross unrecognized tax benefits of the Corporation at December 31, 2012, will be reduced by approximately $7 million to $150 million primarily related to litigation of R&D credits.

The reserve for non-income tax contingencies related to issues in the United States was $8 million at December 31, 2012 and $10 million at December 31, 2011. This is management's best estimate of the potential liability for non-income tax contingencies. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of those accrued will have a material impact on the Corporation's consolidated financial statements.

Subsequent Event
On January 2, 2013, President Obama signed into law the “American Taxpayer Relief Act of 2012.” This law extends retroactively to 2012 and prospectively through 2013 certain temporary business tax provisions (“extenders”) that are beneficial to UCC including the research and experimentation tax credit, the controlled foreign corporation look-through rule, bonus depreciation, and various incentives for energy efficient homes and buildings. As this tax law was enacted on January 2, 2013, the retroactive impact for 2012 will be recognized in the first quarter of 2013 tax provision. The Corporation estimates the extenders will have an immaterial impact on the tax provision.

NOTE 18 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010:

Accumulated Other Comprehensive Income (Loss)
In millions	2012	2011	2010
Cumulative Translation Adjustments at beginning of year	$(52)	$(55)	$(61)
Translation adjustments	(4)	3	6
Cumulative Translation Adjustments at end of period	$(56)	$(52)	$(55)
Accumulated Investment Gain at beginning of year	$—	$—	$1
Net investment results	—	—	(1)
Accumulated Investment Gain at end of year	$—	$—	$—
Pension and Other Postretirement Benefit Plans at beginning of year	$(1,080)	$(971)	$(950)
Net prior service credit	3	3	3
Net loss	(212)	(112)	(24)
Pension and Other Postretirement Benefit Plans at end of period	$(1,289)	$(1,080)	$(971)
Total accumulated other comprehensive loss	$(1,345)	$(1,132)	$(1,026)

NOTE 19 - BUSINESS AND GEOGRAPHIC AREAS

Dow conducts its worldwide operations through global businesses, and the Corporation's business activities comprise components of Dow's global businesses rather than stand-alone operations. The Corporation sells its products to Dow in order to simplify the customer interface process at market-based prices in accordance with Dow's intercompany pricing policy. Because there are no separable reportable business segments for the Corporation and no detailed business information is provided to a chief operating decision maker regarding the Corporation's stand-alone operations, the Corporation's results are reported as a single operating segment.

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location. Sales to external customers and long-lived assets by geographic area were as follows:

In millions	United States	Asia Pacific	Rest of World	Total
2012
Sales to external customers (1)	$98	$64	$15	$177
Long-lived assets	$1,287	$8	$39	$1,334
2011
Sales to external customers (1)	$126	$45	$15	$186
Long-lived assets	$1,322	$9	$23	$1,354
2010
Sales to external customers (1)	$122	$30	$16	$168
Long-lived assets	$1,425	$7	$8	$1,440

(1)
Of the total sales to external customers, China represented approximately 21 percent in 2012, 7 percent in 2011 and 2 percent in 2010, and Malaysia represented approximately 10 percent in 2012, 5 percent in 2011 and 6 percent in 2010, both of which are included in Asia Pacific.

NOTE 20 - QUARTERLY INFORMATION (UNAUDITED)

During the fourth quarter of 2012, the Corporation recorded a cumulative out-of-period adjustment relating to sales from the Corporation to Dow. The adjustment decreased "Total Net Sales" and "Income (Loss) Before Income Taxes" by $2 million, and "Net Income (Loss) Attributable to Union Carbide Corporation" by $1 million in the fourth quarter of 2012. Had the amounts pertaining to the first, second and third quarters of 2012 been reflected in those periods, "Total Net Sales" and "Income (Loss) Before Income Taxes" would have increased (decreased) by $(47) million, $34 million, and $(7) million, respectively, resulting in an increase (decrease) to "Net Income (Loss) Attributable to Union Carbide Corporation" of $(31) million, $22 million and $(5) million, respectively. "Total Net Sales" for 2012 included $43 million that related to prior years. Management believes the correcting adjustment was not material to the Corporation's full year results for 2012 or to the previously reported financial information for any prior fiscal year or interim period.

Union Carbide Corporation and Subsidiaries
PART II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Union Carbide Corporation and Subsidiaries
PART II

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's Disclosure Committee and the Corporation's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 15d - 15(b). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were not effective as of December 31, 2012 as a result of the material weakness in the Corporation's internal control over financial reporting described below in Management's Report on Internal Control Over Financial Reporting.

Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the fiscal quarter ended December 31, 2012 and through the date of this filing that materially affected or were reasonably likely to materially affect the Corporation's internal control over financial reporting. However, Management is in the process of remediating the material weakness described below in Management's Report on Internal Control Over Financial Reporting by adding resources and developing new processes, procedures and controls to ensure the accuracy and timely reporting of the Corporation's sales to related companies.

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
Management assessed the effectiveness of the Corporation's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework and concluded that, as of December 31, 2012 such internal control was not effective as a result of a material weakness in internal control over financial reporting.
During the fourth quarter of 2012, several current period and prior period errors in the recording of sales to related companies were identified. Management concluded that the errors were not material to the Corporation's full year results for 2012 or to the previously reported financial information for any prior fiscal year or interim period. The errors were caused by deficiencies in several controls that were not effective in ensuring the accuracy of related company selling prices and the timeliness of recording related company sales transactions. When considered in the aggregate, the deficiencies constitute a material weakness in internal control over financial reporting since there was a reasonable possibility that a material misstatement in the Corporation's sales to related companies would not have been prevented or detected on a timely basis.

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

February 15, 2013

/s/ PATRICK E. GOTTSCHALK	/s/ IGNACIO MOLINA
Patrick E. Gottschalk President and Chief Executive Officer	Ignacio Molina Vice President, Treasurer and Chief Financial Officer

/s/ RONALD C. EDMONDS
Ronald C. Edmonds, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

Union Carbide Corporation and Subsidiaries
PART II

ITEM 9B. OTHER INFORMATION.

None.

Union Carbide Corporation and Subsidiaries
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

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Dow's Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Dow and its subsidiaries (including the Corporation) by its independent auditor, subject to the de minimus exception for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act, which are approved by Dow's Audit Committee prior to the completion of the audit. The Corporation's management and its Board of Directors subscribe to these policies and procedures. For the years ended December 31, 2012 and 2011, professional services were performed for the Corporation by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the “Deloitte Entities”).

Total fees paid to the Deloitte Entities were:

In thousands	2012	2011
Audit fees (1)	$1,621	$1,694
Audit-related fees (2)	250	158
Total	$1,871	$1,852

(1)
The aggregate fees billed for the audit of the Corporation's annual financial statements, the reviews of the financial statements in Quarterly Reports on Form 10-Q, statutory audits and other regulatory filings.

(2)	Primarily for agreed-upon procedure engagements.

Union Carbide Corporation and Subsidiaries
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

1. The Corporation's 2012 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules.
Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or Notes thereto.

3. See the Exhibit Index for exhibits filed with this Annual Report on Form 10-K (see below) and for exhibits incorporated by reference.

The Corporation will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Corporation's principal executive offices (address provided at the end of the Exhibit Index).

The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10‑K:

Exhibit No.	Description of Exhibit
10.5.10	Tenth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 6, 2012, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors.
23	Analysis, Research & Planning Corporation's Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

TRADEMARKS

The following trademarks of Union Carbide Corporation or its subsidiaries appear in this report:
CARBOWAX, CELLOSIZE, FLEXOMER, LP OXO, POLYOX, REDI-LINK, SI-LINK, SENTRY, TERGITOL, TRITON, TUFLIN, UCAR, UCARTHERM, UCON, UNIGARD, UNIPOL, UNIPURGE, UNIVAL

The following trademark of The Dow Chemical Company appears in this report: METEOR

The following registered service mark of American Chemistry Council appears in this report: Responsible Care

Union Carbide Corporation and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of February 2013.

UNION CARBIDE CORPORATION

By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on the 15th day of February 2013 by the following persons on behalf of the Registrant and in the capacities indicated:

/s/ PATRICK E. GOTTSCHALK	/s/ GLENN J. MORAN
Patrick E. Gottschalk, Director	Glenn J. Moran, Director
President and Chief Executive Officer

/s/ IGNACIO MOLINA	/s/ EUDIO GIL
Ignacio Molina Vice President, Treasurer and Chief Financial Officer	Eudio Gil, Director

/s/ RONALD C. EDMONDS
Ronald C. Edmonds, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

Union Carbide Corporation and Subsidiaries

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Corporation is a wholly owned subsidiary of The Dow Chemical Company ("Dow") and, as such, does not send an annual report to security holders or proxy material with respect to any annual or other meeting of security holders to Dow or any other security holders.

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

10.5.10	Tenth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 6, 2012, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors.
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

10.7.6
Sixth Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of April 1, 2012, between the Corporation and The Dow Chemical Company (see Exhibit 10.7.6 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

EXHIBIT NO.	DESCRIPTION
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