Form 10-Q
period 2013-03-31
UNION CARBIDE CORP /NEW/
filed 2013-04-30
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2013

or

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
☐ Yes    ☑ No

At March 31, 2013, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2013

Union Carbide Corporation and Subsidiaries

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Management's Discussion and Analysis,” and “Risk Factors.” These forward-looking statements are generally identified by the words “believe,” “project”, “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part 1, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012). Union Carbide Corporation undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2013	Mar 31, 2012
Net trade sales	$40	$54
Net sales to related companies	1,675	1,674
Total Net Sales	1,715	1,728
Cost of sales	1,572	1,658
Research and development expenses	8	10
Selling, general and administrative expenses	3	3
Restructuring charges	—	3
Equity in earnings of nonconsolidated affiliates	32	17
Sundry income (expense) - net	(16)	(13)
Interest income	3	5
Interest expense and amortization of debt discount	7	7
Income Before Income Taxes	144	56
Provision (Credit) for income taxes	92	19
Net Income Attributable to Union Carbide Corporation	$52	$37

Depreciation	$51	$58
Capital Expenditures	$18	$37
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2013	Mar 31, 2012
Net Income Attributable to Union Carbide Corporation	$52	$37
Other Comprehensive Income (Loss), Net of Tax
Translation adjustments	—	(2)
Pension and other postretirement benefit plans adjustments	14	9
Total other comprehensive income	14	7
Comprehensive Income Attributable to Union Carbide Corporation	$66	$44
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Mar 31, 2013	Dec 31, 2012
Assets
Current Assets
Cash and cash equivalents	$18	$18
Accounts receivable:
Trade (net of allowance for doubtful receivables 2013: $-; 2012: $-)	26	35
Related companies	444	330
Other	90	86
Notes receivable from related companies	2,169	2,346
Inventories	444	420
Deferred income taxes and other current assets	85	95
Total current assets	3,276	3,330
Investments
Investments in related companies	839	840
Investments in nonconsolidated affiliates	135	106
Other investments	8	8
Noncurrent receivables	54	45
Noncurrent receivables from related companies	172	189
Total investments	1,208	1,188
Property
Property	7,227	7,211
Less accumulated depreciation	5,927	5,877
Net property	1,300	1,334
Other Assets
Intangible assets (net of accumulated amortization 2013: $73; 2012: $72)	7	7
Deferred income tax assets - noncurrent	819	775
Asbestos-related insurance receivables - noncurrent	153	155
Deferred charges and other assets	50	49
Total other assets	1,029	986
Total Assets	$6,813	$6,838
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$45	$40
Accounts payable:
Trade	251	299
Related companies	384	411
Other	13	15
Income taxes payable	293	59
Asbestos-related liabilities - current	86	85
Accrued and other current liabilities	168	146
Total current liabilities	1,240	1,055
Long-Term Debt	471	471
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	1,215	1,270
Asbestos-related liabilities - noncurrent	516	530
Other noncurrent obligations	81	188
Total other noncurrent liabilities	1,812	1,988
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	312	312
Retained earnings	4,307	4,355
Accumulated other comprehensive loss	(1,331)	(1,345)
Union Carbide Corporation's stockholder's equity	3,288	3,322
Noncontrolling interests	2	2
Total equity	3,290	3,324
Total Liabilities and Equity	$6,813	$6,838
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar 31, 2013	Mar 31, 2012
Operating Activities
Net Income	$52	$37
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56	66
Provision (credit) for deferred income tax	6	2
Earnings of nonconsolidated affiliates in excess of dividends received	(29)	(14)
Restructuring charges	—	3
Pension contributions	(40)	(40)
Other gains, net	(1)	(1)
Changes in assets and liabilities:
Accounts and notes receivable	2	(9)
Related company receivables	64	208
Inventories	(25)	(9)
Accounts payable	(49)	28
Related company payables	(18)	66
Other assets and liabilities	84	3
Cash provided by operating activities	102	340
Investing Activities
Capital expenditures	(18)	(37)
Change in noncurrent receivable from related company	16	3
Cash used in investing activities	(2)	(34)
Financing Activities
Dividends paid to stockholder	(100)	(275)
Payments on long-term debt	—	(37)
Cash used in financing activities	(100)	(312)
Summary
Decrease in cash and cash equivalents	—	(6)
Cash and cash equivalents at beginning of year	18	26
Cash and cash equivalents at end of period	$18	$20
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2013	Mar 31, 2012
Common Stock
Balance at beginning of year and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of year and end of period	312	312
Retained Earnings
Balance at beginning of year	4,355	5,253
Net income	52	37
Dividends declared	(100)	(275)
Other	—	1
Balance at end of period	4,307	5,016
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of year	(1,345)	(1,132)
Other comprehensive income	14	7
Balance at end of period	(1,331)	(1,125)
Union Carbide Corporation's Stockholder's Equity	3,288	4,203
Noncontrolling Interests	2	2
Total Equity	$3,290	$4,205
See Notes to the Consolidated Financial Statements.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Union Carbide Corporation and its subsidiaries (the “Corporation” or “UCC”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented.

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

Intercompany transactions and balances are eliminated in consolidation. Transactions with the Corporation’s parent company, Dow, and other Dow subsidiaries have been reflected as related company transactions in the consolidated financial statements. See Note 10 for further discussion.

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
During the first quarter of 2013, the Corporation adopted Accounting Standards Update ("ASU") 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. See Note 12 for the disclosures related to this adoption.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Accounting Guidance Issued But Not Adopted as of March 31, 2013
In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date," which defines how entities measure obligations from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date and for which no guidance exists, except for obligations addressed within existing guidance in U.S. GAAP. The guidance also requires entities to disclose the nature and amount of the obligation as well as other information about those obligations. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective presentation for all comparative periods presented is required and early adoption is permitted. The Corporation is currently evaluating the impact of adopting this guidance.

In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," which defines the treatment of the release of cumulative translation adjustments upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted and prior periods should not be adjusted. The Corporation does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

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

Severance
The restructuring charges in the fourth quarter of 2012 included severance of $10 million for the separation of approximately 100 employees under the terms of the Corporation's ongoing benefit arrangements, primarily over the next two years. At December 31, 2012, no severance had been paid and a liability of $10 million remained. In the first quarter of 2013, severance of $2 million was paid leaving a liability of $8 million for approximately 70 employees at March 31, 2013.

The following table summarizes the activities related to the Corporation's restructuring reserve:

Restructuring Activities	Costs Associated with Exit or Disposal Activities	Severance Costs
In millions			Total
Reserve balance at December 31, 2012	$13	$10	$23
Cash payments	—	(2)	(2)
Reserve balance at March 31, 2013	$13	$8	$21

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

NOTE 4 - INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	Mar 31, 2013	Dec 31, 2012
Finished goods	$273	$263
Work in process	31	33
Raw materials	59	46
Supplies	81	78
Total inventories	$444	$420

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $134 million at March 31, 2013 and $150 million at December 31, 2012.

NOTE 5 - NONCONSOLIDATED AFFILIATES

The table below presents summarized financial information for Univation Technologies, LLC, a significant nonconsolidated affiliate (at 100 percent):

Summarized Income Statement Information for Univation Technologies, LLC	Three Months Ended
In millions	Mar 31, 2013	Mar 31, 2012
Sales	$103	$74
Gross profit	$75	$50
Net income attributable to Univation Technologies, LLC	$55	$31

Divestiture
On January 31, 2013, UCC entered into a definitive agreement to sell its 50 percent ownership interest in Nippon Unicar Company, Limited to TonenGeneral Sekiyu K.K. for $13 million. This sale is expected to close in the third quarter of 2013 pending receipt of all required regulatory approvals.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 6 - INTANGIBLE ASSETS

The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	At March 31, 2013			At December 31, 2012
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(33)	$—
Software	47	(40)	7	46	(39)	7
Total intangible assets	$80	$(73)	$7	$79	$(72)	$7

Amortization expense for software, which is included in "Cost of sales" in the consolidated statements of income, was less than $1 million in the first quarter of 2013 and $1 million in the first quarter of 2012.

Total estimated amortization expense for 2013 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2013	$2
2014	$2
2015	$2
2016	$1
2017	$—
2018	$—

NOTE 7 - FINANCIAL INSTRUMENTS

Investments
The Corporation's investments in marketable securities include debt securities which are classified as available-for-sale. At March 31, 2013, the Corporation held $5 million in debt securities ($5 million at December 31, 2012), which had contractual maturities of less than 10 years. These securities are recorded at fair value, which approximates cost, and are included in “Other investments” in the consolidated balance sheets and classified as Level 2 measurements. There were no proceeds from sales of marketable securities for the three-month periods ended March 31, 2013 and March 31, 2012.

For securities frequently traded in less active markets, fair value is based on the closing price at the end of the period; where the security is less frequently traded, fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability, or by using observable market data points of similar, more liquid securities to imply the price. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance/quality checks.
Long-Term Debt
The Company has long-term debt of $471 million in the consolidated balance sheets at March 31, 2013 ($471 million at December 31, 2012). At March 31, 2013, the fair value of this long-term debt was $584 million ($587 million at December 31, 2012) and is classified as a Level 2 measurement. Fair value is determined in a manner similar to the methods described above for investments.
In the first quarter of 2012, the Corporation redeemed $37 million aggregate principal amount of pollution control/industrial revenue bonds that matured on January 1, 2012.
Cost approximates fair value for all other financial instruments.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At March 31, 2013, the Corporation had accrued obligations of $100 million for probable environmental remediation and restoration costs, including $22 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation’s results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2012, the Corporation had accrued obligations of $95 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites.

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

Estimating the Liability
Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Since then, the Corporation has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the accrual continues to be appropriate. In addition, the Corporation has requested ARPC to review the Corporation’s historical asbestos claim and resolution activity each year to determine the appropriateness of updating the most recent ARPC study.

In November 2011, the Corporation requested ARPC to review the Corporation's 2011 asbestos claim and resolution activity and determine the appropriateness of updating its then most recent study completed in December 2010. In response to that request, ARPC reviewed and analyzed data through October 31, 2011. In January 2012, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its December 2010 study and, therefore, the estimate in that study remained applicable. Based on the Corporation's own review of the asbestos claim and resolution activity and ARPC's response, the Corporation determined that no change to the accrual was required. At December 31, 2011, the Corporation's asbestos-related liability for pending and future claims was $668 million.

In October 2012, the Corporation requested ARPC to review the Corporation's historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2010 study. In response to that request, ARPC reviewed and analyzed data through September 30, 2012. In December, 2012, based upon ARPC's December 2012 study and the

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Corporation's own review of the asbestos claim and resolution activity for 2012, it was determined that no adjustment to the accrual was required at December 31, 2012. The Corporation's asbestos-related liability for pending and future claims was $602 million at December 31, 2012. At December 31, 2012, approximately 18 percent of the recorded liability related to pending claims and approximately 82 percent related to future claims.

Based on the Corporation’s review of 2013 activity, it was determined that no adjustment to the accrual was required at March 31, 2013. The Corporation’s asbestos-related liability for pending and future claims was $583 million at March 31, 2013. Approximately 16 percent of the recorded liability related to pending claims and approximately 84 percent related to future claims.

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

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $25 million at March 31, 2013 and $25 million at December 31, 2012. At March 31, 2013 and December 31, 2012, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Mar 31, 2013	Dec 31, 2012
Receivables for defense costs – carriers with settlement agreements	$17	$17
Receivables for resolution costs - carriers with settlement agreements	136	137
Receivables for insurance recoveries - carriers without settlement agreements	25	25
Total	$178	$179

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $22 million for the first quarter of 2013 ($25 million in the first quarter of 2012) and was reflected in “Cost of sales” in the consolidated statements of income.

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

Purchase Commitments
At December 31, 2012, the Corporation had various outstanding commitments for take-or-pay agreements, with remaining terms extending from two to thirteen years. Such commitments were not in excess of current market prices. The fixed and determinable portion of obligations under purchase commitments at December 31, 2012 is presented in the table below. There have been no material changes to purchase commitments since December 31, 2012.

Fixed and Determinable Portion of Take-or-Pay Obligations at December 31, 2012 In millions
2013	$11
2014	11
2015	8
2016	6
2017	6
2018 and beyond	10
Total	$52

Asset Retirement Obligations
The Corporation has recognized asset retirement obligations related to capping activities at landfill sites in the United States. The aggregate carrying amount of these asset retirement obligations was $4 million at March 31, 2013 and $4 million at December 31, 2012. The Corporation also has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $7 million at March 31, 2013 and $7 million at December 31, 2012. The discount rate used to calculate the Corporation’s asset retirement obligations and conditional asset retirement obligations was 0.87 percent at March 31, 2013 and 0.87 percent at December 31, 2012. These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

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

On November 28, 2008, Dow entered into a Joint Venture Formation Agreement (the “JVFA”) with PIC that provided for the establishment of K-Dow. To form the joint venture, Dow would transfer, by way of contribution and sale to K-Dow, assets used in the research, development, manufacture, distribution, marketing and sale of polyethylene, polypropylene, polycarbonate, polycarbonate compounds and blends, ethyleneamines, ethanolamines, and related licensing and catalyst technologies; and K-Dow would assume certain related liabilities. It was anticipated that a significant part (but not substantially all) of UCC's U.S.-based manufacturing assets would be included in the new joint venture.

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

On May 24, 2012, the ICC released to the parties a unanimous Partial Award in favor of Dow on both liability and damages. A three-member arbitration Tribunal found that PIC breached the JVFA by not closing K-Dow on January 2, 2009, and awarded Dow $2.16 billion in damages, not including pre- and post-award interest and arbitration costs.

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

On March 4, 2013, the ICC released the Final Award covering Dow's claim for pre- and post-award interest and arbitration costs. The final interest and costs awarded to Dow total $318 million, as of February 28, 2013, and is in addition to the Partial Award of $2.16 billion announced in May 2012. This is the last step in the arbitration process, bringing the proceeding to a close. Both awards (Partial and Final) are binding and non-appealable. Post-award interest will continue to accrue at the U.S. Prime rate until the Partial and Final Awards have been paid in full.

No portion of the damages have been awarded to the Corporation; therefore it is anticipated that the Corporation will not record a gain even when the uncertainty regarding the timing of collection and the amount to be realized have been resolved.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 9 - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	Mar 31, 2013	Mar 31, 2012
Defined Benefit Pension Plans:
Service cost	$8	$7
Interest cost	41	47
Expected return on plan assets	(58)	(59)
Amortization of prior service cost	2	2
Amortization of net loss	22	15
Net periodic benefit cost	$15	$12
Other Postretirement Benefits:
Interest cost	$4	$4
Net periodic benefit cost	$4	$4

NOTE 10 - RELATED PARTY TRANSACTIONS

The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s intercompany pricing policies. Beginning in 2013, after each quarter the Corporation and Dow analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) - net” in the consolidated statements of income. Purchases from that Dow subsidiary were $782 million in the first quarter of 2013 ($840 million in the first quarter of 2012).

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

This agreement resulted in expense of approximately $7 million in the first quarter of 2013 ($8 million in the first quarter of 2012), for general administrative and overhead type services and the 10 percent service fee, included in “Sundry income (expense) - net” in the consolidated statements of income. The remaining activity-based costs were approximately $11 million in the first quarter of 2013 ($12 million in the first quarter of 2012) and were included in “Cost of sales” in the consolidated statements of income.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At March 31, 2013, the Corporation had a note receivable of $2.1 billion ($2.3 billion at December 31, 2012) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 31, 2013. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At March 31, 2013, $836 million ($820 million at December 31, 2012) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

In the first quarter of 2013, the Corporation declared and paid a dividend of $100 million to Dow. In the first quarter of 2012, the Corporation declared and paid a dividend of $275 million to Dow.

The Corporation received no cash dividends from its related company investments in the first quarter of 2013 ($7 million in the first quarter of 2012). These dividends are included in “Sundry income (expense) – net” in the consolidated statements of income.

NOTE 11 - INCOME TAXES

During the first quarter of 2013, the U.S. Supreme Court denied certiorari in UCC's research tax credit case. Through the denial of certiorari, the U.S. Court of Appeals decision denying UCC's tax credit claim for supplies used in process-related research and development at its manufacturing facilities became final. As a result of this ruling, UCC reversed the uncertain tax positions related to this matter, which resulted in a decrease to "Other noncurrent obligations" and an increase to "Income taxes payable" in the consolidated balance sheets in accordance with the Tax Sharing Agreement between the Corporation and Dow. In addition, UCC recognized a tax charge of $41 million in the first quarter of 2013 included in "Provision (Credit) for income taxes" in the consolidated statements of income.

Following is a reconciliation of the Corporation's unrecognized tax benefits for the periods ended March 31, 2013 and December 31, 2012:

Total Gross Unrecognized Tax Benefits	Mar 31, 2013	Dec 31, 2012
In millions
Balance at January 1	$166	$161
Increases related to positions taken in current year	—	8
Settlement of uncertain tax positions with tax authorities	(154)	—
Decreases due to expiration of statutes of limitations	—	(3)
Balance at end of period	$12	$166

At March 31, 2013, the total amount of unrecognized tax benefits was $12 million ($166 million at December 31, 2012), of which $10 million ($158 million at December 31, 2012) would impact the effective tax rate, if recognized.

The Corporation's accrual for interest and penalties was a liability of $5 million at March 31, 2013 (receivable of $4 million at December 31, 2012). For the three months ended March 31, 2013 and March 31, 2012, insignificant interest and penalties associated with uncertain tax positions were recognized as components of "Provision (Credit) for income taxes" in the consolidated statements of income.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2013 and 2012:

Accumulated Other Comprehensive Income (Loss)	Three Months Ended
In millions	Mar 31, 2013	Mar 31, 2012
Cumulative Translation Adjustments at beginning of year	$(56)	$(52)
Translation adjustments	—	(2)
Cumulative Translation Adjustments at end of period	$(56)	$(54)
Pension and Other Postretirement Benefit Plans at beginning of year	$(1,289)	$(1,080)
Adjustments to pension and other postretirement benefit plans (net of tax of $9, $6) (1) (2)	14	9
Pension and Other Postretirement Benefit Plans at end of period	$(1,275)	$(1,071)
Total Accumulated Other Comprehensive Loss	$(1,331)	$(1,125)

(1)	Included in net periodic pension cost. See Note 9 for additional information.

(2)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the three-month period ended March 31, 2013, the most recent period, compared with the three-month period ended March 31, 2012, the corresponding period in the preceding fiscal year.

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

RESULTS OF OPERATIONS
Total net sales for the first quarter of 2013 were $1,715 million compared with $1,728 million for the first quarter of 2012, a decrease of 1 percent. Net sales to related companies, principally to Dow based on market prices for the related products, for the first quarter of 2013 were $1,675 million, essentially flat when compared with $1,674 million for the first quarter of 2012.

Average selling prices for most products decreased in the first quarter of 2013 compared with the first quarter of 2012. This decrease was driven by competitive pricing pressure and in response to lower feedstock and other raw material costs. Sales volumes increased in the first quarter of 2013 compared with the first quarter of 2012 primarily driven by higher demand for ethylene glycols, vinyl acetate monomers and aromatics. Improved operating rates at the St. Charles manufacturing facility also contributed to the increase in volume.

Cost of sales decreased 5 percent from $1,658 million in the first quarter of 2012 to $1,572 million in the first quarter of 2013. This decrease was principally due to lower feedstock and other raw material costs, lower turnaround costs and lower start-up costs related to the restart of an ethylene cracker in St. Charles, Louisiana, which restarted in December 2012.

Research and development expenses were $8 million in the first quarter of 2013 compared with $10 million in the first quarter of 2012, a decrease of 20 percent. The decrease was due to cost reduction initiatives.

In the first quarter of 2012, the Corporation recorded restructuring charges totaling $3 million related to a workforce reduction of approximately 20 employees.

Equity in earnings of nonconsolidated affiliates was $32 million in the first quarter of 2013 compared with $17 million in the first quarter of 2012, an increase of 88 percent due to increased earnings at Univation Technologies, LLC.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow and gains and losses on sales of investments and assets. Sundry income (expense) – net for the first quarter of 2013 was net expense of $16 million compared with net expense of $13 million for the first quarter of 2012. See Note 10 to the Consolidated Financial Statements for additional information.

Interest income was $3 million in the first quarter of 2013 compared with $5 million in the first quarter of 2012. The decrease was primarily due to a reduction in notes receivable from related companies.

Interest expense and amortization of debt discount of $7 million in the first quarter of 2013 was flat compared with $7 million in the first quarter of 2012.

The Corporation reported a tax provision of $92 million in the first quarter of 2013, which resulted in an effective tax rate of 63.9 percent. This compares with a tax provision of $19 million in the first quarter of 2012, which resulted in an effective tax rate of 33.9 percent. The Corporation's effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, dividends received from investments in related companies and the level of income relative

Union Carbide Corporation and Subsidiaries

to tax credits available. The increase in the first quarter of 2013 tax rate compared with the first quarter of 2012 tax rate was primarily due to a $41 million tax charge related to a court ruling that resulted in the settlement of an uncertain tax position. See Note 11 to the Consolidated Financial Statements for additional information on this charge.

The Corporation reported net income of $52 million for the first quarter of 2013 compared with $37 million for the first quarter of 2012, reflecting margin expansion in certain products and reduced turnaround and start-up costs that were partially offset by the $41 million tax charge related to the settlement of an uncertain tax position.

Strategic Initiatives
On January 31, 2013, UCC entered into a definitive agreement to sell its 50 percent ownership interest in Nippon Unicar Company, Limited to TonenGeneral Sekiyu K.K. for $13 million. This sale is expected to close in the third quarter of 2013 pending receipt of all required regulatory approvals.

In the first quarter of 2013, UCC decided to market for divestment its Polypropylene Licensing and Catalyst business as part of its ongoing portfolio management.

OTHER MATTERS

Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 10-K”) describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The Corporation’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2012 10-K. Since December 31, 2012, there have been no material changes in the Corporation’s critical accounting policies.

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

It is the opinion of UCC's management that it is reasonably possible that the costs of disposing of its asbestos-related claims, including future defense costs, could have a material impact on the Corporation's results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

Union Carbide Corporation and Subsidiaries

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem, based on criteria developed by Union Carbide and its external consultants:

	2013	2012
Claims unresolved at January 1	33,449	53,225
Claims filed	2,868	1,896
Claims settled, dismissed or otherwise resolved	(2,940)	(12,303)
Claims unresolved at March 31	33,377	42,818
Claimants with claims against both UCC and Amchem	(9,744)	(12,671)
Individual claimants at March 31	23,633	30,147

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

For additional information see Asbestos-Related Matters in Note 8 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

Matters Involving the Formation of K-Dow Petrochemicals
In February 2009, Dow initiated arbitration proceedings against Petrochemical Industries Company (K.S.C.) ("PIC") alleging that PIC breached the Joint Venture Formation Agreement related to the establishment of K-Dow, a proposed 50:50 global petrochemicals joint venture with PIC, by failing to close the transaction. In May 2012, the International Court of Arbitration of the International Chamber of Commerce ("ICC") awarded the Company $2.16 billion in damages ("Partial Award"), not including pre- and post-award interest and damages. On March 4, 2013, the ICC released the Final Award amount in the arbitration case and awarded the Company final interest and costs of $318 million, as of February 28, 2013 and is in addition to the Partial Award of $2.16 billion announced in May 2012. Both awards (Partial and Final) are binding and non-appealable. Post award interest will continue to accrue at the U.S. Prime rate until the Partial and Final Awards have been paid in full.

No portion of the damages have been awarded to the Corporation; therefore it is anticipated that the Corporation will not record a gain even when the uncertainty regarding the timing of collection and the amount to be realized have been resolved.

For additional information, see Gain Contingency-Matters Involving the Formation of K-Dow Petrochemicals in Note 8 to the Consolidated Financial Statements.

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at March 31, 2013.

Union Carbide Corporation and Subsidiaries

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's Disclosure Committee and the Corporation's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were not effective solely as a result of the material weakness in internal control over financial reporting that was identified during the fourth quarter of fiscal year 2012 as described in Management's Report on Internal Control Over Financial Reporting contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No material developments in asbestos-related matters occurred during the first quarter of 2013. For a summary of the history and current status of asbestos-related matters, see Note 8 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters.

ITEM 1A.  RISK FACTORS

There were no material changes in the Corporation's risk factors in the first quarter of 2013.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.  EXHIBITS

See the Exhibit Index of this Quarterly Report on Form 10-Q for exhibits filed with this report.

Union Carbide Corporation and Subsidiaries Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION CARBIDE CORPORATION
Registrant

Date: April 30, 2013
	By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Vice President and Controller
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

	By:	/s/ IGNACIO MOLINA
Ignacio Molina
Vice President, Treasurer and
Chief Financial Officer

Union Carbide Corporation and Subsidiaries Exhibit Index

EXHIBIT NO.	DESCRIPTION

10.2.1	First Amendment to Second Amended and Restated Sales Promotion Agreement, effective as of March 22, 2013, between the Corporation and The Dow Chemical Company.

23	Analysis, Research & Planning Corporation’s Consent.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema Document. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (1)

(1)
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.