Form 10-Q
period 2013-06-30
UNION CARBIDE CORP /NEW/
filed 2013-07-30
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2013

or

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
☐ Yes    ☑ No

At June 30, 2013, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Net trade sales	$52	$46	$92	$100
Net sales to related companies	1,670	1,375	3,345	3,049
Total Net Sales	1,722	1,421	3,437	3,149
Cost of sales	1,630	1,456	3,202	3,114
Research and development expenses	5	9	13	19
Selling, general and administrative expenses	3	2	6	5
Restructuring charges	—	—	—	3
Equity in earnings of nonconsolidated affiliates	28	15	60	32
Sundry income (expense) - net	(11)	(9)	(27)	(22)
Interest income	2	3	5	8
Interest expense and amortization of debt discount	8	8	15	15
Income (Loss) Before Income Taxes	95	(45)	239	11
Provision (Credit) for income taxes	15	(16)	107	3
Net Income (Loss) Attributable to Union Carbide Corporation	$80	$(29)	$132	$8

Depreciation	$50	$57	$101	$115
Capital Expenditures	$29	$45	$47	$82
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Net Income (Loss) Attributable to Union Carbide Corporation	$80	$(29)	$132	$8
Other Comprehensive Income (Loss), Net of Tax
Translation adjustments	—	1	—	(1)
Pension and other postretirement benefit plans adjustments	15	11	29	20
Total other comprehensive income	15	12	29	19
Comprehensive Income (Loss) Attributable to Union Carbide Corporation	$95	$(17)	$161	$27
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Jun 30, 2013	Dec 31, 2012
Assets
Current Assets
Cash and cash equivalents	$30	$18
Accounts receivable:
Trade (net of allowance for doubtful receivables 2013: $-; 2012: $-)	40	35
Related companies	398	330
Other	178	86
Notes receivable from related companies	1,949	2,346
Inventories	432	420
Deferred income taxes and other current assets	88	95
Total current assets	3,115	3,330
Investments
Investments in related companies	839	840
Investments in nonconsolidated affiliates	139	106
Other investments	8	8
Noncurrent receivables	—	45
Noncurrent receivables from related companies	171	189
Total investments	1,157	1,188
Property
Property	7,102	7,211
Less accumulated depreciation	5,825	5,877
Net property	1,277	1,334
Other Assets
Intangible assets (net of accumulated amortization 2013: $73; 2012: $72)	8	7
Deferred income tax assets - noncurrent	815	775
Asbestos-related insurance receivables - noncurrent	163	155
Deferred charges and other assets	52	49
Total other assets	1,038	986
Total Assets	$6,587	$6,838
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$47	$40
Accounts payable:
Trade	271	299
Related companies	351	411
Other	25	15
Income taxes payable	77	59
Asbestos-related liabilities - current	97	85
Accrued and other current liabilities	165	146
Total current liabilities	1,033	1,055
Long-Term Debt	471	471
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	1,168	1,270
Asbestos-related liabilities - noncurrent	497	530
Other noncurrent obligations	102	188
Total other noncurrent liabilities	1,767	1,988
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	312	312
Retained earnings	4,318	4,355
Accumulated other comprehensive loss	(1,316)	(1,345)
Union Carbide Corporation's stockholder's equity	3,314	3,322
Noncontrolling interests	2	2
Total equity	3,316	3,324
Total Liabilities and Equity	$6,587	$6,838
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	Jun 30, 2013	Jun 30, 2012
Operating Activities
Net Income	$132	$8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110	127
Provision (credit) for deferred income tax	6	1
Earnings of nonconsolidated affiliates in excess of dividends received	(33)	(9)
Net gain on sales of property	—	(2)
Restructuring charges	—	3
Pension contributions	(79)	(79)
Changes in assets and liabilities:
Accounts and notes receivable	(13)	(19)
Related company receivables	330	795
Inventories	(12)	(189)
Accounts payable	(16)	13
Related company payables	(50)	62
Other assets and liabilities	(165)	(30)
Cash provided by operating activities	210	681
Investing Activities
Capital expenditures	(47)	(82)
Change in noncurrent receivable from related company	18	(15)
Proceeds from sale of property	—	6
Purchase of related company receivables	—	(8)
Purchases of investments	—	(2)
Cash used in investing activities	(29)	(101)
Financing Activities
Dividends paid to stockholder	(169)	(550)
Payments on long-term debt	—	(37)
Cash used in financing activities	(169)	(587)
Summary
Increase (decrease) in cash and cash equivalents	12	(7)
Cash and cash equivalents at beginning of year	18	26
Cash and cash equivalents at end of period	$30	$19
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Six Months Ended
In millions (Unaudited)	Jun 30, 2013	Jun 30, 2012
Common Stock
Balance at beginning of year and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of year and end of period	312	312
Retained Earnings
Balance at beginning of year	4,355	5,253
Net income	132	8
Dividends declared	(169)	(550)
Balance at end of period	4,318	4,711
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of year	(1,345)	(1,132)
Other comprehensive income	29	19
Balance at end of period	(1,316)	(1,113)
Union Carbide Corporation's Stockholder's Equity	3,314	3,910
Noncontrolling Interests	2	2
Total Equity	$3,316	$3,912
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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Accounting Guidance Issued But Not Adopted as of June 30, 2013
In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date," which defines how entities measure obligations from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date and for which no guidance exists, except for obligations addressed within existing guidance in U.S. GAAP. The guidance also requires entities to disclose the nature and amount of the obligation as well as other information about those obligations. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective presentation for all comparative periods presented is required and early adoption is permitted. The Corporation is currently evaluating the impact of adopting this guidance.

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

NOTE 3 - RESTRUCTURING

On October 22, 2012, the Board of Directors of the Corporation approved a restructuring plan to improve the cost effectiveness of the Corporation's global operations. The restructuring plan will affect approximately 100 positions and result in the shutdown of certain manufacturing facilities. These actions are expected to be completed primarily by December 31, 2014.

As a result of the restructuring activities, the Corporation recorded pretax restructuring charges of $71 million in the fourth quarter of 2012 consisting of costs associated with exit or disposal activities of $13 million, severance costs of $10 million and asset write-downs and write-offs of $48 million.

Severance
The restructuring charges in the fourth quarter of 2012 included severance of $10 million for the separation of approximately 100 employees under the terms of the Corporation's ongoing benefit arrangements, primarily by December 31, 2014. At December 31, 2012, no severance had been paid and a liability of $10 million remained. In the first half of 2013, severance of $4 million was paid leaving a liability of $6 million for approximately 48 employees at June 30, 2013.

The following table summarizes the activities related to the Corporation's restructuring reserve:

Restructuring Activities	Costs Associated with Exit or Disposal Activities	Severance Costs
In millions			Total
Reserve balance at December 31, 2012	$13	$10	$23
Cash payments	—	(2)	(2)
Reserve balance at March 31, 2013	$13	$8	$21
Cash payments	(1)	(2)	(3)
Reserve balance at June 30, 2013	$12	$6	$18

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

NOTE 4 - INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	Jun 30, 2013	Dec 31, 2012
Finished goods	$249	$263
Work in process	37	33
Raw materials	56	46
Supplies	90	78
Total inventories	$432	$420

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $135 million at June 30, 2013 and $150 million at December 31, 2012.

NOTE 5 - NONCONSOLIDATED AFFILIATES

The table below presents summarized financial information for Univation Technologies, LLC, a significant nonconsolidated affiliate (at 100 percent):

Summarized Income Statement Information for Univation Technologies, LLC	Three Months Ended		Six Months Ended
In millions	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Sales	$94	$79	$197	$153
Gross profit	$65	$52	$140	$102
Net income attributable to Univation Technologies, LLC	$46	$33	$101	$64

Divestiture
On January 31, 2013, UCC entered into a definitive agreement to sell its 50 percent ownership interest in Nippon Unicar Company, Limited to TonenGeneral Sekiyu K.K. On July 1, 2013, the sale was completed for $13 million. As a result of this share sale, the Corporation expects to reclassify a $20 million gain, primarily attributable to cumulative translation adjustment, from "Accumulated other comprehensive loss" into earnings in the third quarter of 2013. Including this gain, the sale is expected to result in an immaterial net loss, to be included in "Sundry income (expense) - net" in the consolidated statements of operations for the three- and nine-months ending September 30, 2013.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 6 - INTANGIBLE ASSETS

The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	At June 30, 2013			At December 31, 2012
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(33)	$—
Software	48	(40)	8	46	(39)	7
Total intangible assets	$81	$(73)	$8	$79	$(72)	$7

Amortization expense for software, which is included in "Cost of sales" in the consolidated statements of operations, was less than $1 million in the second quarter of 2013 and less than $1 million in the second quarter of 2012. Amortization expense for software was $1 million for the six months ended June 30, 2013 and $1 million for the six months ended June 30, 2012.

Total estimated amortization expense for 2013 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2013	$2
2014	$2
2015	$2
2016	$1
2017	$1
2018	$—

NOTE 7 - FINANCIAL INSTRUMENTS

Investments
The Corporation's investments in marketable securities include debt securities which are classified as available-for-sale. At June 30, 2013, the Corporation held $5 million in debt securities ($5 million at December 31, 2012), which had contractual maturities of less than 10 years. These securities are recorded at fair value, which approximates cost, and are included in “Other investments” in the consolidated balance sheets and classified as Level 2 measurements. There were no proceeds from sales of marketable securities for the three and six-month periods ended June 30, 2013 and June 30, 2012.

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
Long-Term Debt
The Company has long-term debt of $471 million in the consolidated balance sheets at June 30, 2013 ($471 million at December 31, 2012). At June 30, 2013, the fair value of this long-term debt was $559 million ($587 million at December 31, 2012) and is classified as a Level 2 measurement. Fair value is determined in a manner similar to the methods described above for investments.

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

At June 30, 2013, the Corporation had accrued obligations of $111 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation’s results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2012, the Corporation had accrued obligations of $95 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

activity and ARPC's response, the Corporation determined that no change to the accrual was required. At December 31, 2011, the Corporation's asbestos-related liability for pending and future claims was $668 million.

In October 2012, the Corporation requested ARPC to review the Corporation's historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2010 study. In response to that request, ARPC reviewed and analyzed data through September 30, 2012. In December 2012, based upon ARPC's December 2012 study and the Corporation's own review of the asbestos claim and resolution activity for 2012, it was determined that no adjustment to the accrual was required at December 31, 2012. The Corporation's asbestos-related liability for pending and future claims was $602 million at December 31, 2012. At December 31, 2012, approximately 18 percent of the recorded liability related to pending claims and approximately 82 percent related to future claims.

Based on the Corporation’s review of 2013 activity, it was determined that no adjustment to the accrual was required at June 30, 2013. The Corporation’s asbestos-related liability for pending and future claims was $568 million at June 30, 2013. Approximately 17 percent of the recorded liability related to pending claims and approximately 83 percent related to future claims.

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

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $25 million at June 30, 2013 and $25 million at December 31, 2012. At June 30, 2013 and December 31, 2012, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Jun 30, 2013	Dec 31, 2012
Receivables for defense costs - carriers with settlement agreements	$17	$17
Receivables for resolution costs - carriers with settlement agreements	134	137
Receivables for insurance recoveries - carriers without settlement agreements	25	25
Total	$176	$179

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $29 million for the second quarter of 2013 ($23 million in the second quarter of 2012), $51 million for the first six months of 2013 ($48 million for the first six months of 2012) and was included in “Cost of sales” in the consolidated statements of operations.

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

Asset Retirement Obligations
The Corporation has recognized asset retirement obligations related to capping activities at landfill sites in the United States. The aggregate carrying amount of these asset retirement obligations was $4 million at June 30, 2013 and $4 million at December 31, 2012. The Corporation also has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $7 million at June 30, 2013 and

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

$7 million at December 31, 2012. The discount rate used to calculate the Corporation’s asset retirement obligations and conditional asset retirement obligations was 0.87 percent at June 30, 2013 and 0.87 percent at December 31, 2012. These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

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

K-Dow Arbritration
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

In February 2009, Dow initiated arbitration proceedings against Petrochemical Industries Company (K.S.C.) ("PIC") alleging that PIC breached the Joint Venture Formation Agreement related to the establishment of K-Dow, a proposed 50:50 global petrochemicals joint venture with PIC, by failing to close the transaction. In May 2012, the International Court of Arbitration of the International Chamber of Commerce ("ICC") awarded Dow $2.161 billion in damages ("Partial Award"), not including pre- and post-award interest and damages. On March 4, 2013, the ICC released the Final Award in the arbitration case covering Dow's claim for pre- and post-award interest and arbitration costs and awarded Dow $318 million, as of February 28, 2013. On May 7, 2013, Dow confirmed the receipt of a $2.195 billion cash payment from PIC, which included the Partial Award of $2.161 billion as well as recovery of Dow's costs incurred in the arbitration, including legal fees. The K-Dow arbitration is considered final and settled in full. No portion of the payment or claims were awarded or allocated to the Corporation.

NOTE 9 - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Defined Benefit Pension Plans:
Service cost	$8	$7	$16	$14
Interest cost	41	47	82	94
Expected return on plan assets	(58)	(59)	(116)	(118)
Amortization of prior service cost	2	2	4	4
Amortization of net loss	22	15	44	30
Net periodic benefit cost	$15	$12	$30	$24

Other Postretirement Benefits:
Interest cost	$4	$4	$8	$8
Net periodic benefit cost	$4	$4	$8	$8

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 10 - RELATED PARTY TRANSACTIONS

The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s intercompany pricing policies. Beginning in 2013, after each quarter the Corporation and Dow analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) - net” in the consolidated statements of operations. Purchases from that Dow subsidiary were $732 million in the second quarter of 2013 ($850 million in the second quarter of 2012) and $1,514 million during the first six months of 2013 ($1,690 million during the first six months of 2012).

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

This agreement resulted in expense of approximately $6 million in the second quarter of 2013 ($8 million in the second quarter of 2012), and $13 million for the first six months of 2013 ($16 million for the first six months of 2012) for general administrative and overhead type services and the 10 percent service fee, included in “Sundry income (expense) - net” in the consolidated statements of operations. The remaining activity-based costs were approximately $13 million in the second quarter of 2013 ($11 million in the second quarter of 2012), and $24 million in the first six months of 2013 ($23 million for the first six months of 2012), and were included in “Cost of sales” in the consolidated statements of operations.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At June 30, 2013, the Corporation had a note receivable of $1.9 billion ($2.3 billion at December 31, 2012) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 31, 2013. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At June 30, 2013, $835 million ($820 million at December 31, 2012) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

In the second quarter of 2013, the Corporation declared and paid a dividend of $69 million to Dow; dividends to Dow totaled $169 million for the first six months of 2013. In the second quarter of 2012, the Corporation declared and paid a dividend of $275 million to Dow; dividends to Dow totaled $550 million for the first six months of 2012.

The Corporation received cash dividends from its related company investments of $5 million in the second quarter of 2013 ($10 million in the second quarter of 2012) and $5 million during the first six months of 2013 ($17 million during the first six months of 2012). These dividends are included in “Sundry income (expense) – net” in the consolidated statements of operations.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 11 - INCOME TAXES

During the first quarter of 2013, the U.S. Supreme Court denied certiorari in UCC's research tax credit case. Through the denial of certiorari, the U.S. Court of Appeals decision denying UCC's tax credit claim for supplies used in process-related research and development at its manufacturing facilities became final. As a result of this ruling, UCC reversed the uncertain tax positions related to this matter, which resulted in a decrease to "Other noncurrent obligations" and an increase to "Income taxes payable" in the consolidated balance sheets in accordance with the Tax Sharing Agreement between the Corporation and Dow. In addition, UCC recognized a tax charge of $41 million in the first quarter of 2013 included in "Provision (Credit) for income taxes" in the consolidated statements of operations. An audit settlement in the second quarter of 2013 resulted in a tax benefit of $22 million, included in "Provision (Credit) for income taxes" and various balance sheet reclassifications from noncurrent to current accruals and receivables.

Following is a reconciliation of the Corporation's unrecognized tax benefits for the periods ended June 30, 2013 and December 31, 2012:

Total Gross Unrecognized Tax Benefits	Jun 30, 2013	Dec 31, 2012
In millions
Balance at January 1	$166	$161
Increases related to positions taken in current year	—	8
Settlement of uncertain tax positions with tax authorities	(154)	—
Decreases due to expiration of statutes of limitations	(2)	(3)
Balance at end of period	$10	$166

At June 30, 2013, the total amount of unrecognized tax benefits was $10 million ($166 million at December 31, 2012), of which $9 million ($158 million at December 31, 2012) would impact the effective tax rate, if recognized.

The Corporation's accrual for interest and penalties was a liability of $3 million at June 30, 2013 (receivable of $4 million at December 31, 2012). Interest and penalties associated with uncertain tax positions are recognized as components of "Provision (Credit) for income taxes," in the consolidated statements of operations and totaled a benefit of $14 million for the three months ended June 30, 2013 ($1 million charge for the three months ended June 30, 2012). During the six months ended June 30, 2013, the Corporation recognized a benefit of $14 million for the interest and penalties associated with uncertain tax positions (a charge of $1 million for the six months ended June 30, 2012).

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the six-month periods ended June 30, 2013 and 2012:

Accumulated Other Comprehensive Income (Loss)	Six Months Ended
In millions	Jun 30, 2013	Jun 30, 2012
Cumulative Translation Adjustments at beginning of year	$(56)	$(52)
Translation adjustments	—	(1)
Balance at end of period	$(56)	$(53)
Pension and Other Postretirement Benefit Plans at beginning of year	$(1,289)	$(1,080)
Adjustments to pension and other postretirement benefit plans (net of tax of $18, $12) (1) (2)	29	20
Balance at end of period	$(1,260)	$(1,060)
Total Accumulated Other Comprehensive Loss	$(1,316)	$(1,113)

(1)	Included in net periodic pension cost. See Note 9 for additional information.

(2)	Tax amounts are included in "Provision (Credit) for income taxes" in the consolidated statements of operations.

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the six-month period ended June 30, 2013, the most recent period, compared with the six-month period ended June 30, 2012, the corresponding period in the preceding fiscal year.

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

RESULTS OF OPERATIONS
Total net sales for the second quarter of 2013 were $1,722 million compared with $1,421 million for the second quarter of 2012, an increase of 21 percent. Total net sales were $3,437 million for the first six months of 2013 compared with $3,149 million for the first six months of 2012, an increase of 9 percent.

Net sales to related companies, principally to Dow based on market prices for the related products, for the second quarter of 2013 were $1,670 million, compared with $1,375 million for the second quarter of 2012, an increase of 21 percent. Net sales to related companies were $3,345 million for the first six months of 2013 compared with $3,049 million for the first six months of 2012, an increase of 10 percent.

Average selling prices for most products decreased in the second quarter of 2013 compared with the second quarter of 2012. This decrease was driven by competitive pricing pressure and in response to lower feedstock and other raw material costs. Sales volumes increased in the second quarter of 2013 compared with the second quarter of 2012 primarily driven by higher demand for olefins, aromatics and vinyl acetate monomers partially offset by weaker demand for gas phase PE and decreased operating rates at the St. Charles manufacturing facility due to turnarounds. Sales volume for the second quarter and first six months of 2012 was negatively impacted by a strategic decision to build inventory and increase inventory levels maintained by the Corporation resulting in lower sales during these periods.

For the first six months of 2013, average selling prices for most products were lower compared with the first six months of 2012 in response to decreasing feedstock and other raw material costs. Sales volume for the first six months of 2013 increased compared with the first six months of 2012 primarily driven by higher demand for olefins, ethylene glycol and vinyl acetate monomers.

Cost of sales increased 12 percent from $1,456 million in the second quarter of 2012 to $1,630 million in the second quarter of 2013. This increase was principally due to higher turnaround costs partially offset by lower start-up costs for the restart of the ethylene cracker in St. Charles, Louisiana in December 2012. Cost of sales increased 3 percent from $3,114 million in the first six months of 2012 to $3,202 million in the first six months of 2013. These increases were principally due to increased sales volume partially offset by lower feedstock and other raw material costs and lower start-up costs. Cost of sales for the second quarter and first six months of 2012 was positively impacted by a strategic decision to build inventory and increase inventory levels maintained by the Corporation resulting in reduced costs during these periods.

Research and development expenses were $5 million in the second quarter of 2013 compared with $9 million in the second quarter of 2012, a decrease of 44 percent. For the first six months of 2013, research and development expenses were $13 million compared with $19 million in the first six months of 2012. These decreases were due to cost reduction initiatives.

In the first quarter of 2012, the Corporation recorded restructuring charges totaling $3 million related to a workforce reduction of approximately 20 employees.

Union Carbide Corporation and Subsidiaries

Equity in earnings of nonconsolidated affiliates was $28 million in the second quarter of 2013 compared with $15 million in the second quarter of 2012, an increase of 87 percent. Equity in earnings of nonconsolidated affiliates was $60 million in the first six months of 2013 compared with $32 million in the first six months of 2012, an increase of 88 percent. These increases were due to earnings growth at Univation Technologies, LLC in both periods of 2013.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow and gains and losses on sales of investments and assets. Sundry income (expense) - net for the second quarter of 2013 was net expense of $11 million compared with net expense of $9 million for the second quarter of 2012, an increase of 22 percent. For the first six months of 2013, sundry income (expense) - net was net expense of $27 million compared to $22 million for the first six months of 2012, an increase of 23 percent. The increase in expense was primarily due to lower dividends from related company investments in the first six months of 2013 and a gain on sale of assets in 2012. See Note 10 to the Consolidated Financial Statements for additional information.

Interest income was $2 million in the second quarter of 2013 ($5 million for the first six months of 2013) compared with $3 million in the second quarter of 2012 ($8 million for the first six months of 2012). These decreases were primarily due to a reduction in notes receivable from related companies.

Interest expense and amortization of debt discount of $8 million for the second quarter of 2013 and $15 million for the first six months of 2013 was flat when compared to the same periods in 2012.

The Corporation reported a tax expense of $15 million in the second quarter of 2013, which resulted in an effective tax rate of 15.8 percent. This compared with a tax benefit of $16 million in the second quarter of 2012, which resulted in an effective tax rate of 35.6 percent. For the first six months of 2013, the Corporation reported a tax provision of $107 million, which resulted in an effective tax rate of 44.8 percent. This compared with a tax provision of $3 million in the first six months of 2012, which resulted in an effective tax rate of 27.2 percent. The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, dividends received from investments in related companies and the level of income relative to tax credits available. The decrease in the second quarter of 2013 tax rate compared with the second quarter of 2012 tax rate was primarily due to a $22 million tax benefit that resulted from an audit settlement. The tax rate for the first six months of 2013 compared to the first six months of 2012 increased due to a $41 million tax charge, recorded in the first quarter of 2013, related to a court ruling that resulted in the settlement of an uncertain tax position that was partially offset by the second quarter 2013 audit settlement benefit. See Note 11 to the Consolidated Financial Statements for additional information.

The Corporation reported net income of $80 million for the second quarter of 2013 compared with a loss of $29 million for the second quarter of 2012, reflecting reduced feedstock and other raw material costs including the impact of the cracker restart, margin expansion in certain products and a tax benefit of $22 million related to audit settlements. Net income for the first six months of 2013 was $132 million compared to $8 million for the first six months of 2012, reflecting reduced feedstock and other raw material costs and a tax benefit of $22 million partially offset by a $41 million tax charge related to the settlement of an uncertain tax position.

Subsequent Event
On January 31, 2013, UCC entered into a definitive agreement to sell its 50 percent ownership interest in Nippon Unicar Company, Limited to TonenGeneral Sekiyu K.K. On July 1, 2013, the sale was completed for $13 million. As a result of this share sale, the Corporation expects to reclassify a $20 million gain, primarily attributable to cumulative translation adjustment, from "Accumulated other comprehensive loss" into earnings in the third quarter of 2013. Including this gain, the sale is expected to result in an immaterial net loss, to be included in "Sundry income (expense) - net" in the Consolidated Statements of Operations for the three- and nine-months ending September 30, 2013.

Union Carbide Corporation and Subsidiaries

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem, based on criteria developed by Union Carbide and its external consultants:

	2013	2012
Claims unresolved at January 1	33,449	53,225
Claims filed	5,972	4,332
Claims settled, dismissed or otherwise resolved	(5,381)	(19,249)
Claims unresolved at June 30	34,040	38,308
Claimants with claims against both UCC and Amchem	(10,092)	(11,098)
Individual claimants at June 30	23,948	27,210

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

K-Dow Arbritration
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

Union Carbide Corporation and Subsidiaries

In February 2009, Dow initiated arbitration proceedings against Petrochemical Industries Company (K.S.C.) ("PIC") alleging that PIC breached the Joint Venture Formation Agreement related to the establishment of K-Dow, a proposed 50:50 global petrochemicals joint venture with PIC, by failing to close the transaction. In May 2012, the International Court of Arbitration of the International Chamber of Commerce ("ICC") awarded Dow $2.161 billion in damages ("Partial Award"), not including pre- and post-award interest and damages. On March 4, 2013, the ICC released the Final Award in the arbitration case covering Dow's claim for pre- and post-award interest and arbitration costs and awarded Dow $318 million, as of February 28, 2013. On May 7, 2013, Dow confirmed the receipt of a $2.195 billion cash payment from PIC, which included the Partial Award of $2.161 billion as well as recovery of Dow's costs incurred in the arbitration, including legal fees. The K-Dow arbitration is considered final and settled in full. No portion of the payment or claims were awarded or allocated to the Corporation.
Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at June 30, 2013.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No material developments in asbestos-related matters occurred during the second quarter of 2013. For a summary of the history and current status of asbestos-related matters, see Note 8 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters.

ITEM 1A.  RISK FACTORS

There were no material changes in the Corporation's risk factors in the second quarter of 2013.

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

Date: July 30, 2013
	By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Vice President and Controller
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

	By:	/s/ IGNACIO MOLINA
Ignacio Molina
Vice President, Treasurer and
Chief Financial Officer

Union Carbide Corporation and Subsidiaries Exhibit Index

EXHIBIT NO.	DESCRIPTION

23	Analysis, Research & Planning Corporation’s Consent.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.