Form 10-Q
period 2013-09-30
UNION CARBIDE CORP /NEW/
filed 2013-10-29
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2013

or

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
☐ Yes    ☑ No

At September 30, 2013, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2013

Union Carbide Corporation and Subsidiaries

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Management's Discussion and Analysis,” and “Risk Factors.” These forward-looking statements are generally identified by the words “believe,” “project”, “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (see Part II, Item 1A of this Quarterly Report on Form 10-Q; and Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012). Union Carbide Corporation undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Net trade sales	$37	$35	$129	$135
Net sales to related companies	1,819	1,465	5,164	4,514
Total Net Sales	1,856	1,500	5,293	4,649
Cost of sales	1,655	1,448	4,857	4,562
Research and development expenses	6	8	19	27
Selling, general and administrative expenses	3	2	9	7
Restructuring charges	—	—	—	3
Equity in earnings of nonconsolidated affiliates	23	16	83	48
Sundry income (expense) - net	(12)	(20)	(39)	(42)
Interest income	3	3	8	11
Interest expense and amortization of debt discount	8	7	23	22
Income Before Income Taxes	198	34	437	45
Provision for income taxes	34	9	141	12
Net Income Attributable to Union Carbide Corporation	$164	$25	$296	$33

Depreciation	$51	$51	$152	$166
Capital Expenditures	$32	$47	$79	$129
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Net Income Attributable to Union Carbide Corporation	$164	$25	$296	$33
Other Comprehensive Income (Loss), Net of Tax
Translation adjustments	(22)	2	(22)	1
Pension and other postretirement benefit plans adjustments	16	10	45	30
Total other comprehensive income (loss)	(6)	12	23	31
Comprehensive Income Attributable to Union Carbide Corporation	$158	$37	$319	$64
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Sep 30, 2013	Dec 31, 2012
Assets
Current Assets
Cash and cash equivalents	$33	$18
Accounts receivable:
Trade (net of allowance for doubtful receivables 2013: $-; 2012: $-)	25	35
Related companies	393	330
Other	98	86
Notes receivable from related companies	2,143	2,346
Inventories	425	420
Deferred income taxes and other current assets	96	95
Total current assets	3,213	3,330
Investments
Investments in related companies	840	840
Investments in nonconsolidated affiliates	7	106
Other investments	8	8
Noncurrent receivables	25	45
Noncurrent receivables from related companies	172	189
Total investments	1,052	1,188
Property
Property	7,096	7,211
Less accumulated depreciation	5,838	5,877
Net property	1,258	1,334
Other Assets
Intangible assets (net of accumulated amortization 2013: $73; 2012: $72)	8	7
Deferred income tax assets - noncurrent	776	775
Asbestos-related insurance receivables - noncurrent	160	155
Deferred charges and other assets	52	49
Total other assets	996	986
Total Assets	$6,519	$6,838
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$34	$40
Accounts payable:
Trade	233	299
Related companies	419	411
Other	31	15
Income taxes payable	27	59
Asbestos-related liabilities - current	99	85
Accrued and other current liabilities	180	146
Total current liabilities	1,023	1,055
Long-Term Debt	471	471
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	1,079	1,270
Asbestos-related liabilities - noncurrent	483	530
Other noncurrent obligations	109	188
Total other noncurrent liabilities	1,671	1,988
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	312	312
Retained earnings	4,362	4,355
Accumulated other comprehensive loss	(1,322)	(1,345)
Union Carbide Corporation's stockholder's equity	3,352	3,322
Noncontrolling interests	2	2
Total equity	3,354	3,324
Total Liabilities and Equity	$6,519	$6,838
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2013	Sep 30, 2012
Operating Activities
Net Income	$296	$33
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166	179
Provision (credit) for deferred income tax	17	(20)
Earnings of nonconsolidated affiliates in excess of dividends received	(21)	(6)
Net gain on sales of property	—	(4)
Restructuring charges	—	3
Pension contributions	(157)	(157)
Other net loss (gain)	1	(1)
Changes in assets and liabilities:
Accounts and notes receivable	7	3
Related company receivables	121	1,093
Inventories	(5)	(199)
Accounts payable	(47)	(9)
Related company payables	1	1
Other assets and liabilities	(96)	36
Cash provided by operating activities	283	952
Investing Activities
Capital expenditures	(79)	(129)
Change in noncurrent receivable from related company	17	(15)
Proceeds from sale of ownership interest in nonconsolidated affiliate	13	—
Proceeds from sale of property	—	7
Purchase of related company receivables	—	(8)
Purchases of investments	—	(2)
Cash used in investing activities	(49)	(147)
Financing Activities
Dividends paid to stockholder	(219)	(775)
Payments on long-term debt	—	(37)
Cash used in financing activities	(219)	(812)
Summary
Increase (decrease) in cash and cash equivalents	15	(7)
Cash and cash equivalents at beginning of year	18	26
Cash and cash equivalents at end of period	$33	$19
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2013	Sep 30, 2012
Common Stock
Balance at beginning of year and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of year and end of period	312	312
Retained Earnings
Balance at beginning of year	4,355	5,253
Net income	296	33
Dividends declared (noncash dividend 2013: $70; 2012: $-)	(289)	(775)
Other	—	(1)
Balance at end of period	4,362	4,510
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of year	(1,345)	(1,132)
Other comprehensive income	23	31
Balance at end of period	(1,322)	(1,101)
Union Carbide Corporation's Stockholder's Equity	3,352	3,721
Noncontrolling Interests	2	2
Total Equity	$3,354	$3,723
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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Accounting Guidance Issued But Not Adopted as of September 30, 2013
In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date," which defines how entities measure obligations from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date and for which no guidance exists, except for obligations addressed within existing guidance in U.S. GAAP. The guidance also requires entities to disclose the nature and amount of the obligation as well as other information about those obligations. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective presentation for all comparative periods presented is required and early adoption is permitted. The Corporation is currently evaluating the impact of adopting this guidance.

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

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which defines the presentation requirements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted and retrospective application is permitted but not required. The Corporation is currently evaluating the impact of adopting this guidance.

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

Severance
The restructuring charges in the fourth quarter of 2012 included severance of $10 million for the separation of approximately 100 employees under the terms of the Corporation's ongoing benefit arrangements, primarily by December 31, 2014. At December 31, 2012, no severance had been paid and a liability of $10 million remained. In the first nine months of 2013, severance of $5 million was paid leaving a liability of $5 million for approximately 37 employees at September 30, 2013.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes the activities related to the Corporation's restructuring reserve:

Restructuring Activities	Costs Associated with Exit or Disposal Activities	Severance Costs
In millions			Total
Reserve balance at December 31, 2012	$13	$10	$23
Cash payments	—	(2)	(2)
Reserve balance at March 31, 2013	$13	$8	$21
Cash payments	(1)	(2)	(3)
Reserve balance at June 30, 2013	$12	$6	$18
Cash payments	(1)	(1)	(2)
Reserve balance at September 30, 2013	$11	$5	$16

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

NOTE 4 - INVENTORIES

The following table provides a breakdown of inventories:

Inventories In millions	Sep 30, 2013	Dec 31, 2012
Finished goods	$240	$263
Work in process	34	33
Raw materials	62	46
Supplies	89	78
Total inventories	$425	$420

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $142 million at September 30, 2013 and $150 million at December 31, 2012.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 5 - NONCONSOLIDATED AFFILIATES

The table below presents summarized financial information for Univation Technologies, LLC ("Univation"), a significant nonconsolidated affiliate (at 100 percent):

Summarized Income Statement Information for Univation	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Sales	$94	$79	$291	$232
Gross profit	$65	$53	$205	$155
Net income attributable to Univation	$43	$34	$144	$98

Stock Dividend
On September 26, 2013, UCC declared a stock dividend to Dow for its 100 percent ownership interest in Union Carbide Subsidiary C, Inc., which included UCC's full ownership interest in Univation. This stock dividend was effective on September 29, 2013 and totaled $70 million.

Divestiture
On January 31, 2013, UCC entered into a definitive agreement to sell its 50 percent ownership interest in Nippon Unicar Company, Limited to TonenGeneral Sekiyu K.K. On July 1, 2013, the sale was completed for $13 million. As a result of this share sale, the Corporation reclassified a $20 million gain, primarily attributable to cumulative translation adjustments, from "Accumulated other comprehensive loss" into earnings in the third quarter of 2013 and is included in “Sundry income (expense) - net” in the consolidated statements of income. Including this reclassification, the sale resulted in no pretax gain or loss.

NOTE 6 - INTANGIBLE ASSETS

The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	At September 30, 2013			At December 31, 2012
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(33)	$—
Software	48	(40)	8	46	(39)	7
Total intangible assets	$81	$(73)	$8	$79	$(72)	$7

Amortization expense for software, which is included in "Cost of sales" in the consolidated statements of income, was less than $1 million in the third quarter of 2013 and $1 million in the third quarter of 2012. Amortization expense for software was $1 million for the nine months ended September 30, 2013 and $2 million for the nine months ended September 30, 2012.

Total estimated amortization expense for 2013 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2013	$2
2014	$2
2015	$2
2016	$1
2017	$1
2018	$—

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 7 - FINANCIAL INSTRUMENTS

Investments
The Corporation's investments in marketable securities include debt securities which are classified as available-for-sale. At September 30, 2013, the Corporation held $5 million in debt securities ($5 million at December 31, 2012), which had contractual maturities of less than 10 years. These securities are recorded at fair value, which approximates cost, and are included in “Other investments” in the consolidated balance sheets and classified as Level 2 measurements. There were no proceeds from sales of marketable securities for the three and nine-month periods ended September 30, 2013 and September 30, 2012.

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
Long-Term Debt
The Corporation has long-term debt of $471 million in the consolidated balance sheets at September 30, 2013 ($471 million at December 31, 2012). At September 30, 2013, the fair value of this long-term debt was $553 million ($587 million at December 31, 2012) and is classified as a Level 2 measurement. Fair value is determined in a manner similar to the methods described above for investments.
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

At September 30, 2013, the Corporation had accrued obligations of $123 million for probable environmental remediation and restoration costs, including $24 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation’s results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2012, the Corporation had accrued obligations of $95 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites.

Litigation
The Corporation is involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters, including, but not limited to: product liability; trade regulation; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts; taxes; and commercial disputes.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Asbestos-Related Matters
Separately, the Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC’s premises and UCC’s responsibility for asbestos suits filed against a former UCC subsidiary, Amchem Products, Inc. (“Amchem”). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to the Corporation’s products.

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

Based on the Corporation’s review of 2013 activity, it was determined that no adjustment to the accrual was required at September 30, 2013. The Corporation’s asbestos-related liability for pending and future claims was $555 million at September 30, 2013. Approximately 19 percent of the recorded liability related to pending claims and approximately 81 percent related to future claims.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that were not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, the Corporation has reached settlements with most of the carriers involved in the Insurance Litigation and continues to pursue settlements with outstanding carriers.

The Corporation’s receivable for insurance recoveries related to its asbestos liability was $25 million at September 30, 2013 and $25 million at December 31, 2012. At September 30, 2013 and December 31, 2012, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Sep 30, 2013	Dec 31, 2012
Receivables for defense costs - carriers with settlement agreements	$16	$17
Receivables for resolution costs - carriers with settlement agreements	124	137
Receivables for insurance recoveries - carriers without settlement agreements	25	25
Total	$165	$179

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $26 million for the third quarter of 2013 ($25 million in the third quarter of 2012), $77 million for the first nine months of 2013 ($73 million for the first nine months of 2012) and was included in “Cost of sales” in the consolidated statements of income.

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

Asset Retirement Obligations
The Corporation has recognized asset retirement obligations related to capping activities at landfill sites in the United States. The aggregate carrying amount of these asset retirement obligations was $4 million at September 30, 2013 and $4 million at December 31, 2012. The Corporation also has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $7 million at September 30, 2013 and $7 million at December 31, 2012. The discount rate used to calculate the Corporation’s asset retirement obligations and conditional asset retirement obligations was 0.87 percent at September 30, 2013 and 0.87 percent at December 31, 2012. These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

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

K-Dow Arbitration
On November 28, 2008, Dow entered into a Joint Venture Formation Agreement (the “JVFA”) with PIC that provided for the establishment of K-Dow. To form the joint venture, Dow would transfer, by way of contribution and sale to K-Dow, assets used in the research, development, manufacture, distribution, marketing and sale of polyethylene, polypropylene, polycarbonate, polycarbonate compounds and blends, ethyleneamines, ethanolamines and related licensing and catalyst technologies; and K-Dow would assume certain related liabilities. It was anticipated that a significant part (but not substantially all) of UCC's U.S.-based manufacturing assets would be included in the new joint venture.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 9 - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
Defined Benefit Pension Plans:
Service cost	$8	$7	$24	$21
Interest cost	41	47	123	141
Expected return on plan assets	(58)	(59)	(174)	(177)
Amortization of prior service cost	2	2	6	6
Amortization of net loss	22	15	66	45
Net periodic benefit cost	$15	$12	$45	$36

Other Postretirement Benefits:
Interest cost	$4	$4	$12	$12
Net periodic benefit cost	$4	$4	$12	$12

NOTE 10 - RELATED PARTY TRANSACTIONS

The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s intercompany pricing policies. Beginning in 2013, after each quarter, the Corporation and Dow analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) - net” in the consolidated statements of income. Purchases from that Dow subsidiary were $803 million in the third quarter of 2013 ($685 million in the third quarter of 2012) and $2,317 million during the first nine months of 2013 ($2,375 million during the first nine months of 2012).

The Corporation has a master services agreement with Dow whereby Dow provides services including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety and business management for UCC. Under the master services agreement with Dow, general administrative and overhead type services that Dow routinely allocates to various businesses are charged to UCC. The master services agreement cost allocation basis is headcount and includes a 10 percent service fee.

This agreement resulted in expense of approximately $6 million in the third quarter of 2013 ($8 million in the third quarter of 2012), and $19 million for the first nine months of 2013 ($24 million for the first nine months of 2012) for general administrative and overhead type services and the 10 percent service fee, included in “Sundry income (expense) - net” in the consolidated statements of income. The remaining activity-based costs were approximately $11 million in the third quarter of 2013 ($11 million in the third quarter of 2012), and $35 million in the first nine months of 2013 ($34 million for the first nine months of 2012), and were included in “Cost of sales” in the consolidated statements of income.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At September 30, 2013, the Corporation had a note receivable of $2.1 billion ($2.3 billion at December 31, 2012) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 31, 2013. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At September 30, 2013, $836 million ($820 million at December 31, 2012) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

In the third quarter of 2013, the Corporation declared and paid a cash dividend of $50 million to Dow; cash dividends to Dow totaled $219 million for the first nine months of 2013. In addition, on September 26, 2013, UCC declared a stock dividend to Dow for its 100 percent ownership interest in Union Carbide Subsidiary C, Inc., which included UCC's full ownership interest in Univation. This stock dividend was effective on September 29, 2013 and totaled $70 million. In the third quarter of 2012, the Corporation declared and paid a dividend of $225 million to Dow; dividends to Dow totaled $775 million for the first nine months of 2012.

The Corporation received no cash dividends from its related company investments in the third quarter of 2013 ($2 million in the third quarter of 2012) and $5 million during the first nine months of 2013 ($19 million during the first nine months of 2012). These dividends are included in “Sundry income (expense) – net” in the consolidated statements of income.

NOTE 11 - INCOME TAXES

During the first quarter of 2013, the U.S. Supreme Court denied certiorari in UCC's research tax credit case. Through the denial of certiorari, the U.S. Court of Appeals decision denying UCC's tax credit claim for supplies used in process-related research and development at its manufacturing facilities became final. As a result of this ruling, UCC reversed the uncertain tax positions related to this matter, which resulted in a decrease to "Other noncurrent obligations" and an increase to "Income taxes payable" in the consolidated balance sheets in accordance with the Tax Sharing Agreement between the Corporation and Dow. In addition, UCC recognized a tax charge of $41 million in the first quarter of 2013 included in "Provision for income taxes" in the consolidated statements of income. An audit settlement in the second quarter of 2013 resulted in a tax benefit of $22 million, included in "Provision for income taxes" and various balance sheet reclassifications from noncurrent to current accruals and receivables.

Following is a reconciliation of the Corporation's unrecognized tax benefits for the periods ended September 30, 2013 and December 31, 2012:

Total Gross Unrecognized Tax Benefits	Sep 30, 2013	Dec 31, 2012
In millions
Balance at January 1	$166	$161
Decreases related to positions taken on items from prior years	(5)	—
Increases related to positions taken in current year	—	8
Settlement of uncertain tax positions with tax authorities	(154)	—
Decreases due to expiration of statutes of limitations	(2)	(3)
Balance at end of period	$5	$166

At September 30, 2013, the total amount of unrecognized tax benefits was $5 million ($166 million at December 31, 2012), of which $4 million ($158 million at December 31, 2012) would impact the effective tax rate, if recognized.

The Corporation's accrual for interest and penalties was a liability of $1 million at September 30, 2013 (receivable of $4 million at December 31, 2012). Interest and penalties associated with uncertain tax positions during the three-month periods ended September 30, 2013 and 2012 were insignificant. During the nine months ended September 30, 2013, the Corporation recognized a benefit of $14 million for the interest and penalties associated with uncertain tax positions (a benefit of $1 million for the nine months ended September 30, 2012).

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the nine-month periods ended September 30, 2013 and 2012:

Accumulated Other Comprehensive Income (Loss)	Nine Months Ended
In millions	Sep 30, 2013	Sep 30, 2012
Cumulative Translation Adjustments at beginning of year	$(56)	$(52)
Translation adjustments	(1)	1
Reclassification to earnings - Sundry income (expense) - net (1)	(21)	—
Balance at end of period	$(78)	$(51)
Pension and Other Postretirement Benefit Plans at beginning of year	$(1,289)	$(1,080)
Adjustments to pension and other postretirement benefit plans (net of tax of $26, $18) (2) (3)	45	30
Balance at end of period	$(1,244)	$(1,050)
Total Accumulated Other Comprehensive Loss	$(1,322)	$(1,101)

(1)	Reclassification resulted from the divestiture of a nonconsolidated affiliate.

(2)	Included in "Net periodic benefit cost." See Note 9 for additional information.

(3)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

NOTE 13 - SUBSEQUENT EVENT
On October 11, 2013, Dow entered into a definitive agreement under which the global Polypropylene Licensing and Catalysts business will be divested to W. R. Grace & Co. for a sale price of $500 million. The divestiture will include the Corporation's polypropylene catalysts manufacturing facility in Norco, Louisiana. Also included are customer contracts, licenses, intellectual property and inventory. The transaction is expected to close by the end of 2013, pending regulatory approval, and the Corporation expects to report a gain on this divestiture.

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the nine-month period ended September 30, 2013, the most recent period, compared with the nine-month period ended September 30, 2012, the corresponding period in the preceding fiscal year.

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

RESULTS OF OPERATIONS
Total net sales for the third quarter of 2013 were $1,856 million compared with $1,500 million for the third quarter of 2012, an increase of 24 percent. Total net sales were $5,293 million for the first nine months of 2013 compared with $4,649 million for the first nine months of 2012, an increase of 14 percent.

Net sales to related companies, principally to Dow based on market prices for the related products, for the third quarter of 2013 were $1,819 million, compared with $1,465 million for the third quarter of 2012, an increase of 24 percent. Net sales to related companies were $5,164 million for the first nine months of 2013 compared with $4,514 million for the first nine months of 2012, an increase of 14 percent.

Average selling prices for most products increased in the third quarter of 2013 compared with the third quarter of 2012. This increase was driven by higher feedstock and energy costs. Sales volumes increased in the third quarter of 2013 compared with the third quarter of 2012 primarily driven by higher demand for olefins, aromatics, polyethylene, acrylates and vinyl acetate monomers. Sales volume for the first nine months of 2012 was negatively impacted by a strategic decision to increase inventory levels maintained by the Corporation resulting in lower sales during this period.

For the first nine months of 2013, average selling prices for most products were higher compared with the first nine months of 2012, led by a price increase in polyethylene. Sales volume for the first nine months of 2013 increased compared with the first nine months of 2012 primarily driven by higher demand for olefins, aromatics and vinyl acetate monomers.

Cost of sales increased 14 percent to $1,655 million in the third quarter of 2013 from $1,448 million in the third quarter of 2012. This increase was principally due to increased sales volume and higher feedstock costs partially offset by lower start-up costs for the restart of the ethylene cracker in St. Charles, Louisiana in December 2012. Cost of sales increased 6 percent to $4,857 million in the first nine months of 2013 from $4,562 million in the first nine months of 2012. This increase was principally due to increased sales volume partially offset by lower start-up costs. Cost of sales for the first nine months of 2012 was positively impacted by a strategic decision to increase inventory levels maintained by the Corporation resulting in reduced costs during this period.

Research and development expenses were $6 million in the third quarter of 2013 compared with $8 million in the third quarter of 2012, a decrease of 25 percent. For the first nine months of 2013, research and development expenses were $19 million compared with $27 million in the first nine months of 2012. These decreases were primarily due to cost reduction initiatives.

In the first quarter of 2012, the Corporation recorded restructuring charges totaling $3 million related to a workforce reduction of approximately 20 employees.

Equity in earnings of nonconsolidated affiliates were $23 million in the third quarter of 2013 compared with $16 million in the third quarter of 2012, an increase of 44 percent. Equity in earnings of nonconsolidated affiliates were $83 million in the first nine months of 2013 compared with $48 million in the first nine months of 2012, an increase of 73 percent. These increases were due to earnings growth at Univation Technologies, LLC ("Univation").

Union Carbide Corporation and Subsidiaries

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividends from investments, commissions, charges for management services provided by Dow and gains and losses on sales of investments and assets. Sundry income (expense) - net for the third quarter of 2013 was expense of $12 million compared with expense of $20 million for the third quarter of 2012, an decrease of 40 percent. For the first nine months of 2013, sundry income (expense) - net was expense of $39 million compared with expense of $42 million for the first nine months of 2012, a decrease of 7 percent. Sundry income (expense) was impacted by lower related party commission expense due to reduced ethylene and propylene consumption and lower dividends from related company investments in the first nine months of 2013. See Note 10 to the Consolidated Financial Statements for additional information.

Interest income of $3 million in the third quarter of 2013 was flat compared with the third quarter of 2012. Interest income was $8 million for the first nine months of 2013 compared with $11 million for the first nine months of 2012. This decrease was primarily due to a reduction in notes receivable from related companies.

Interest expense and amortization of debt discount was $8 million for the third quarter of 2013 compared with $7 million in the third quarter of 2012. For the first nine months of 2013, interest expense and amortization of debt discount was $23 million compared with $22 million in the first nine months of 2012.

The Corporation reported a tax provision of $34 million in the third quarter of 2013, which resulted in an effective tax rate of 17.2 percent. This compared with a tax provision of $9 million in the third quarter of 2012, which resulted in an effective tax rate of 26.5 percent. For the first nine months of 2013, the Corporation reported a tax provision of $141 million, which resulted in an effective tax rate of 32.3 percent. This compared with a tax provision of $12 million in the first nine months of 2012, which resulted in an effective tax rate of 26.7 percent. The effective tax rate fluctuates based on, among other factors, where income is earned, the level of after-tax income from joint ventures, dividends received from investments in related companies and the level of income relative to tax credits available. The decrease in the third quarter of 2013 tax rate compared with the third quarter of 2012 tax rate was primarily related to a $29 million tax benefit resulting from the remeasurement of tax positions. The tax rate for the first nine months of 2013 compared with the first nine months of 2012 increased primarily due to stronger earnings and the remeasurement of uncertain tax positions resulting from an unfavorable court ruling in the first quarter of 2013. See Note 11 to the Consolidated Financial Statements for additional information.

The Corporation reported net income of $164 million for the third quarter of 2013 compared with $25 million in the third quarter of 2012, reflecting margin expansion in certain products. Net income in the first nine months of 2013 was $296 million compared with $33 million in the first nine months of 2012, reflecting increased sales volumes, margin expansion in certain products as well as increased equity in earnings of nonconsolidated affiliates.

Divestiture
On January 31, 2013, UCC entered into a definitive agreement to sell its 50 percent ownership interest in Nippon Unicar Company, Limited to TonenGeneral Sekiyu K.K. On July 1, 2013, the sale was completed for $13 million. As a result of this share sale, the Corporation reclassified a $20 million gain, primarily attributable to cumulative translation adjustments, from "Accumulated other comprehensive loss" into earnings in the third quarter of 2013 and is included in “Sundry income (expense) - net” in the consolidated statements of income. Including this reclassification, the sale resulted in no pretax gain or loss.

Stock Dividend
On September 26, 2013, UCC declared a stock dividend to Dow for its 100 percent ownership interest in Union Carbide Subsidiary C, Inc., which included UCC's full ownership interest in Univation. This stock dividend was effective on September 29, 2013 and totaled $70 million.

Subsequent Event
On October 11, 2013, Dow entered into a definitive agreement under which the global Polypropylene Licensing and Catalysts business will be divested to W. R. Grace & Co. for a sale price of $500 million. The divestiture will include the Corporation's polypropylene catalysts manufacturing facility in Norco, Louisiana. Also included are customer contracts, licenses, intellectual property and inventory. The transaction is expected to close by the end of 2013, pending regulatory approval, and the Corporation expects to report a gain on this divestiture.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem, based on criteria developed by Union Carbide and its external consultants:

	2013	2012
Claims unresolved at January 1	33,449	53,225
Claims filed	9,233	6,932
Claims settled, dismissed or otherwise resolved	(8,249)	(25,734)
Claims unresolved at September 30	34,433	34,423
Claimants with claims against both UCC and Amchem	(10,018)	(9,838)
Individual claimants at September 30	24,415	24,585

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

For additional information see Asbestos-Related Matters in Note 8 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

K-Dow Arbitration
On November 28, 2008, Dow entered into a Joint Venture Formation Agreement (the “JVFA”) with PIC that provided for the establishment of K-Dow. To form the joint venture, Dow would transfer, by way of contribution and sale to K-Dow, assets used in the research, development, manufacture, distribution, marketing and sale of polyethylene, polypropylene, polycarbonate, polycarbonate compounds and blends, ethyleneamines, ethanolamines and related licensing and catalyst technologies; and K-Dow would assume certain related liabilities. It was anticipated that a significant part (but not substantially all) of UCC's U.S.-based manufacturing assets would be included in the new joint venture.

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
Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at September 30, 2013.

Union Carbide Corporation and Subsidiaries

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's Disclosure Committee and the Corporation's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of September 30, 2013.

Remediation of Material Weakness
The material weakness in internal control over financial reporting that was previously identified during the fourth quarter of fiscal year 2012 was remediated as of September 30, 2013. The remediation plan involved the design and implementation of new processes and controls to ensure the accuracy of related company selling prices, including the addition of a resource to validate intercompany price calculations. In addition, new procedures and controls were put in place to ensure the timely accrual of related company sales transactions, including a specific evaluation of related company sales transactions that occur near the end of each quarter. Management has tested these new controls and found them to be operating effectively.

Changes in Internal Control Over Financial Reporting
Other than the remediation of the material weakness referenced above in Remediation of Material Weakness, there were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No material developments in asbestos-related matters occurred during the third quarter of 2013. For a summary of the history and current status of asbestos-related matters, see Note 8 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters.

ITEM 1A.  RISK FACTORS

The following risk factor was added in the third quarter of 2013.

Cyber Vulnerability: The risk of loss of the Corporation's intellectual property, trade secrets or other sensitive business information or disruption of operations could negatively impact the Corporation’s financial results.
Cyber attacks or security breaches could compromise confidential, business critical information or cause a disruption in the Corporation’s operations. The Corporation has attractive information assets, including intellectual property, trade secrets and other sensitive, business critical information. While the Corporation has a comprehensive cyber security program that is continuously reviewed, maintained and upgraded, a significant cyber attack could result in the loss of critical business information and/or could negatively impact operations, which could have a negative impact on the Corporation's financial results.

Union Carbide Corporation and Subsidiaries

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

Date: October 29, 2013
	By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Vice President and Controller
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

	By:	/s/ IGNACIO MOLINA
Ignacio Molina
Vice President, Treasurer and
Chief Financial Officer

Union Carbide Corporation and Subsidiaries Exhibit Index

EXHIBIT NO.	DESCRIPTION

10.7.7	Seventh Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of August 1, 2013, between the Corporation and The Dow Chemical Company.

23	Analysis, Research & Planning Corporation’s Consent.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.