Form 10-K
period 2013-12-31
UNION CARBIDE CORP /NEW/
filed 2014-02-14
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2013

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
☐ Yes    ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                    ☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐ Yes    ☑ No

At February 14, 2014, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE
None

Union Carbide Corporation
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2013

Union Carbide Corporation and Subsidiaries

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Item 1. Business,” “Management's Discussion and Analysis,” and “Risk Factors.” These forward-looking statements are generally identified by the words “believe,” “project”, “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part I, Item 1A of this Form 10-K). Union Carbide Corporation undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

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

Technology Licensing and Catalysts - includes catalysts for supply and licensing of the METEOR™ process for EO/EG and the LP OXO process for oxo alcohols and licensing of the METEOR™ process for EO/EG and the LP OXO process for oxo alcohols through Dow Technology Investments LLC, a 50:50 joint venture with Dow Global Technologies LLC, a Dow subsidiary.

Vinyl Acetate Monomer - a building block for the manufacture of a variety of polymers used in water-based emulsion paints, adhesives, paper coatings, textiles, safety glass and acrylic fibers.

Water Soluble Polymers - polymers used to enhance the physical and sensory properties of end-use products in a wide range of applications including food, paints and coatings, pharmaceuticals, oil and gas, home and personal care, building and construction, and other specialty applications. Key product lines include CELLOSIZE™ hydroxyethyl cellulose, POLYOX™ water-soluble resins, and products for hair and skin manufactured by Amerchol Corporation, a wholly owned subsidiary.

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

COMPETITION
The chemical industry has been historically competitive and this competitive environment is expected to continue. The chemical divisions of the major national and international oil companies also provide substantial competition both in the United States and abroad.

RESEARCH AND DEVELOPMENT
The Corporation is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes, and to develop new applications for existing products. Research and development expenses were $25 million in 2013, $35 million in 2012 and $47 million in 2011.

PATENTS, LICENSES AND TRADEMARKS
The Corporation continually applies for and obtains U.S. and foreign patents that relate to a wide variety of products and processes, has a substantial number of pending patent applications throughout the world and is licensed under a number of patents. At December 31, 2013, the Corporation owned 160 active U.S. patents and 588 active foreign patents related to a wide variety of products and processes. These patents expire as follows:

Remaining Life of Patents Owned at December 31, 2013
	United States	Foreign
Within 5 years	72	174
6 to 10 years	54	267
11 to 15 years	15	111
16 to 20 years	19	36
Total	160	588

The Corporation also has a large number of trademarks. Although the Corporation considers that its patents, licenses and trademarks in the aggregate constitute a valuable asset, it does not regard its business as being materially dependent on any single or group of related patents, licenses or trademarks.

PRINCIPAL PARTLY OWNED COMPANIES
UCC had no principal nonconsolidated affiliates at December 31, 2013 and the Corporation's ownership interest changed in 2013 for the following:

•	Nippon Unicar Company, Limited - previously owned 50 percent - a Japan-based manufacturer of polyethylene and specialty polyethylene compounds was sold to TonenGeneral Sekiyu K. K. on July 1, 2013.

•
Univation Technologies, LLC - previously owned 50 percent - a United States-based company that develops, markets and licenses the UNIPOL™ polyethylene process technology and sells related catalysts, including metallocene catalysts. On September 26, 2013, UCC declared a stock dividend to Dow of its 100 percent ownership in Union Carbide Subsidiary C, Inc., which included UCC's full ownership interest in Univation Technologies, LLC.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
In 2013, the Corporation derived 38 percent of its trade sales to external customers from customers outside the United States and had 3 percent of its property investment located outside the United States. See Note 20 to the Consolidated Financial Statements for information on sales to external customers and long-lived assets by geographic area.

PROTECTION OF THE ENVIRONMENT
Matters pertaining to the environment are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes 1 and 13 to the Consolidated Financial Statements.

OTHER ACTIVITIES

Divestitures
On October 11, 2013, Dow entered into a definitive agreement under which the global Polypropylene Licensing and Catalysts business would be divested to W.R. Grace & Co. On December 2, 2013, the sale was completed and proceeds allocated to the Corporation were $398 million, net of working capital adjustments and cost to sell, with proceeds subject to customary post closing adjustments to be finalized in subsequent periods. Included in the divestiture was the Corporation's polypropylene catalysts manufacturing facility in Norco, Louisiana as well as customer contracts, accounts receivable, licenses, intellectual property and inventory. See Note 4 to the Consolidated Financial Statements for additional information.

On January 31, 2013, UCC entered into a definitive agreement to sell its 50 percent ownership interest in Nippon Unicar Company, Limited to TonenGeneral Sekiyu K. K. On July1, 2013, the sale was completed for $13 million. As a result of this share sale, the Corporation reclassified a $20 million gain, primarily attributable to cumulative translation adjustments, from "Accumulated other comprehensive loss" into earnings in the third quarter of 2013 and is included in "Sundry income (expense) - net" in the consolidated statements of operations. Including this reclassification, the sale resulted in no pretax gain or loss. See Note 7 to the Consolidated Financial Statements for additional information.

On September 30, 2011, Dow sold its global Polypropylene business which included the following Corporation assets: polypropylene manufacturing facility at Seadrift, Texas; railcars; inventory; business know-how; and certain product and process technology. See Note 4 and Note 17 to the Consolidated Financial Statements for additional information.

Stock Dividend
On September 26, 2013, UCC declared a stock dividend to Dow of its 100 percent ownership interest in Union Carbide Subsidiary C, Inc., which included UCC's full ownership interest in Univation Technologies, LLC. This stock dividend was effective on September 29, 2013 and totaled $70 million.

Union Carbide Corporation and Subsidiaries
PART I, Item 1A. Risk Factors.

RISK FACTORS

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

Raw Materials: Availability of purchased feedstocks and energy and the volatility of these costs impact the Corporation's operating costs and add variability to earnings.
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
The Corporation is beginning to take advantage of increasing supplies of low-cost natural gas and natural gas liquids ("NGLs") from shale gas by re-starting an ethylene facility in St. Charles, Louisiana, which was completed at the end of December 2012. As a result of this action, the Corporation's exposure to purchased ethylene and propylene has started to decline, offset by increased exposure to ethane and propane feedstocks.
While the Corporation expects abundant and cost-advantaged supplies of NGLs in the United States to persist for the foreseeable future, if NGLs were to become significantly less advantaged than crude oil-based feedstocks, it could have a negative impact on the Corporation's results of operations and future investments.
Also, if the Corporation's key suppliers of feedstocks and energy are unable to provide the raw materials required for production, it could have a negative impact on the Corporation's results of operations.
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
Adverse economic conditions could reduce Dow's flexibility to respond to changing business and economic conditions or to fund capital expenditures or working capital needs. In addition, the economic environment could result in a contraction in the availability of credit in the marketplace and reduce sources of liquidity for Dow and could result in higher borrowing costs. Since Dow is a service provider, material debtor, and the major customer of the Corporation, reduced financial flexibility for Dow could potentially impact the financial flexibility of the Corporation.

Environmental Compliance: The costs of complying with evolving regulatory requirements could negatively impact the Corporation's financial results. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as the assessment of strict liability and/or joint and several liability.
The Corporation is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, greenhouse gas emissions and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At December 31, 2013, the Corporation had accrued obligations of $126 million ($95 million at December 31, 2012) for probable environmental remediation and restoration costs, including $23 million ($21 million at December 31, 2012) for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Corporation's operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities.

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

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past three decades. At December 31, 2013, the Corporation's asbestos-related liability for pending and future claims was $501 million ($602 million at December 31, 2012) and the Corporation's receivable for insurance recoveries related to its asbestos liability was $25 million ($25 million at December 31, 2012). At December 31, 2013, the Corporation also had receivables of $66 million ($154 million at December 31, 2012) for insurance recoveries for defense and resolution costs.

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
Beginning in the first quarter of 2011, Dow began business implementation of a new ERP system that will deliver a new generation of information systems and work processes. Through the master services agreement, Dow provides accounting, treasury and procurement services to the Corporation. ERP implementations are complex and very time-consuming projects that involve substantial expenditures on system software and implementation activities that take several years. The staging of implementations allows a gradual build of risk in terms of business impact. Dow expects to complete its ERP system implementation in 2014. If Dow does not effectively implement the ERP system or if the system does not operate as intended, it could adversely affect financial reporting systems, the Corporation's ability to produce financial reports, and/or the effectiveness of internal control over financial reporting.

Cyber Vulnerability: The risk of loss of the Corporation's intellectual property, trade secrets or other sensitive business information or disruption of operations could negatively impact the Corporation's financial results.
Cyber attacks or security breaches could compromise confidential, business critical information or cause a disruption in the Corporation's operations. The Corporation has attractive information assets, including intellectual property, trade secrets and other sensitive, business critical information. While the Corporation has a comprehensive cyber security program that is continuously reviewed, maintained and upgraded, a significant cyber attack could result in the loss of critical business information and/or could negatively impact operations, which could have a negative impact on the Corporation's financial results.

Union Carbide Corporation and Subsidiaries
PART I, Item 1B. Unresolved Staff Comments.

UNRESOLVED STAFF COMMENTS

None.

Union Carbide Corporation and Subsidiaries
PART I, Item 2. Properties.

PROPERTIES

The Corporation operates 9 manufacturing sites in 4 countries. The Corporation considers its properties to be in good operating condition and that its machinery and equipment have been well maintained. The following are the major production sites:

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

LEGAL PROCEEDINGS

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

For additional information, see Asbestos-Related Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 13 to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
PART I, Item 4. Mine Safety Disclosures.

MINE SAFETY DISCLOSURES

Not applicable.

Union Carbide Corporation and Subsidiaries
PART II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation is a wholly owned subsidiary of Dow; therefore, there is no public trading market for the Corporation's common stock.

Union Carbide Corporation and Subsidiaries
PART II, Item 6. Selected Financial Data.

SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I of Form 10‑K.

Union Carbide Corporation and Subsidiaries
PART II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction I of Form 10-K “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the year ended December 31, 2013, the most recent fiscal year, compared with the year ended December 31, 2012, the fiscal year immediately preceding it.

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

Results of Operations
Total net sales for 2013 were $6,948 million, compared with $6,247 million for 2012, an increase of 11 percent. Net sales to related companies, principally to Dow, were $6,787 million for 2013, compared with $6,070 million for 2012, an increase of 12 percent. Selling prices to Dow are based on market prices for the related products.

Average selling prices increased 3 percent in 2013 compared with 2012, primarily driven by increases in polyethylene followed by ethylene and related by-products. Volume was up 8 percent in 2013 mainly due to stronger demand for ethylene and related by-products, vinyl acetate monomers, and solvents and intermediates. Operating rates were also up in 2013 due to the restart of an ethylene facility in St. Charles, Louisiana, in December 2012.

Cost of sales increased 2 percent from $6,088 million in 2012 to $6,214 million in 2013, as increased sales demand was partially offset by lower raw material costs and turnaround costs in 2013 and the restart of an ethylene facility.

Research and development (“R&D”) expenses were $25 million in 2013, compared with $35 million in 2012. The decrease of $10 million was due primarily to cost reduction initiatives.

In the fourth quarter of 2012, the Board of Directors approved a restructuring plan to improve the cost effectiveness of the Corporation's global operations. As a result, the Corporation recorded pretax restructuring charges totaling $71 million in the fourth quarter of 2012, which included asset write-downs and write-offs of $48 million, severance costs of $10 million and costs associated with exit or disposal activities of $13 million. The restructuring will affect approximately 100 positions and result in a shutdown of certain manufacturing facilities. At December 31, 2013, $6 million of severance and $2 million of costs related to contract cancellation fees had been paid. In the first quarter of 2012, the Corporation recorded restructuring charges totaling $3 million related to a workforce reduction of approximately 20 employees. See Note 3 to the Consolidated Financial Statements for additional information on the Corporation's restructuring activities.

Equity in earnings of nonconsolidated affiliates was $82 million in 2013, up from $59 million in 2012 due to earnings growth at Univation Technologies, LLC in the first three quarters of 2013 prior to UCC declaring a stock dividend of its ownership interest in Union Carbide Subsidiary C, Inc., which included UCC's full ownership interest in Univation Technologies, LLC., to Dow. For additional information on nonconsolidated affiliates, see Note 7 to the Consolidated Financial Statements.

Sundry income (expense) - net includes a variety of income and expense items such as dividend income, the gain or loss on foreign currency exchange, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) - net for 2013 was net income of $308 million compared with net expense of $182 million in 2012. The increase in income was primarily due to a gain of $368 million related to Dow's divestiture of the Polypropylene Licensing and Catalysts business in the fourth quarter of 2013 offset by an impairment charge of $25 million in a related company investment. In 2012, expense included a $131 million charge for the impairment of an investment in a related company. See Notes 4 and 12 to the Consolidated Financial Statements for additional information.

Interest income for 2013 was $12 million, compared with $14 million in 2012. Interest expense and amortization of debt discount for 2013 was $32 million, up from $28 million for 2012. The increase was due to slightly higher interest rates and a reduction in capitalized interest due to lower capital expenditures from the previous year. Long-term debt was flat in 2013 compared with 2012. See Note 14 to the Consolidated Financial Statements for additional information.

The provision for income taxes was $319 million in 2013, which resulted in an overall effective tax rate of 29.9 percent. The tax rate for 2013 was favorably impacted by changes in the valuation allowances in the United States on state income tax attributes, audit settlements and remeasurement of tax positions. The 2013 tax rate was negatively impacted by the reversal of uncertain tax positions resulting from an unfavorable court ruling in the first quarter of 2013. This compares with a tax provision of $17 million in 2012, which resulted in an overall effective tax rate of negative 17.5 percent. In 2012, the tax rate was primarily impacted by minimal tax relief for the impairment of an investment in related company and the inability to utilize state tax credits. The underlying factors affecting UCC's overall effective tax rates are summarized in Note 18 to the Consolidated Financial Statements.

The Corporation reported net income of $748 million in 2013, compared with net loss of $114 million for 2012. The increase in net income in 2013 is attributable to increased sales volume and margin expansion on certain products, as well as the gain on the sale of Dow's Polypropylene Licensing and Catalysts business. Net loss in 2012 reflected the impact of the divestiture of Dow's Polypropylene business, as well as increased turnaround and start-up costs related to the restart of an ethylene facility. In addition, an impairment of a related company investment and restructuring charges incurred to improve the cost effectiveness of the Corporation's global operations increased losses in 2012.

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

Litigation
The Corporation is subject to legal proceedings and claims arising out of the normal course of business. The Corporation routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known claim. The Corporation has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to minimize the financial impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note 13 to the Consolidated Financial Statements.

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

For additional information, see Part I, Item 3. Legal Proceedings; Asbestos-Related Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations; and Note 13 to the Consolidated Financial Statements.

Environmental Matters
The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. In the case of landfills and other active waste management facilities, UCC recognizes the costs over the useful life of the facility. At December 31, 2013, the Corporation had accrued obligations of $126 million for probable environmental remediation and restoration costs, including $23 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. For further discussion, see Environmental Matters in Notes 1 and 13 to the Consolidated Financial Statements.

Pension Plans and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could have been settled at December 31, 2013, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note 15 to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and therefore affect expense recognized and obligations recorded in future periods.

The Corporation determines the expected long-term rate of return on plan assets by performing a detailed analysis of key economic and market factors driving historical returns for each asset class and formulating a projected return based on factors in the current environment. Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads, and other valuation measures and market metrics. The expected long-term rate for each asset class is then weighted based on the strategic asset allocation approved by the governing body for each plan. The Corporation's historical experience with the pension fund asset performance is also considered. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2013 was 6.90 percent. This assumption was reduced to 6.80 percent for determining 2014 net periodic pension expense. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Corporation's pension plans.

The discount rates utilized to measure the pension and other postretirement benefit obligations are based on the yield on high-quality fixed income investments at the measurement date. Future expected actuarially determined cash flows of the plan are matched against the Towers Watson RATE:Link yield curve (based on 60th to 90th percentile bond yields) to arrive at a single discount rate by plan. The discount rate was 4.75 percent at December 31, 2013 and 3.85 percent at December 31, 2012.

The value of the qualified plan assets totaled $3.6 billion at December 31, 2013, an increase from $3.5 billion at December 31, 2012. The underfunded status of the qualified plan improved by $474 million at December 31, 2013, compared with December 31, 2012. The improvement was primarily due to higher discount rates. For 2014, the Corporation does not expect to make cash contributions to its pension and other postretirement benefit plans.

The assumption for the long-term rate of increase in compensation levels was 4.50 percent, consistent with 2012. Since 2002, the Corporation has used a generational mortality table to determine the duration of its pension and other postretirement obligations.

The Corporation bases the determination of pension expense on a market-related valuation of plan assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2013, $30 million of net gains remain to be recognized in the calculation of the market-related value of plan assets. These net gains will result in decreases in future pension expense as they are recognized in the market-related value of assets.

The net increase in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

Net Increase in Market-Related Asset Value due to Recognition of Prior Gains and Losses In millions
2014	$31
2015	4
2016	8
2017	(13)
Total	$30

Based on the 2014 pension assumptions and changes in the market-related value of assets due to the recognition of prior asset gains, the Corporation expects net periodic benefit costs to decrease approximately $16 million for pension and other postretirement benefits in 2014 compared with 2013. The decrease in net periodic benefit cost is primarily due to the Corporation's implementation of an Employee Group Waiver Plan ("EGWP") and higher discount rates. For additional information on the EGWP, see Note 15 to the Consolidated Financial Statements.

A 25 basis point adjustment in the long-term return on assets assumption would change total pension expense for 2014 by $9 million. A 25 basis point adjustment in the discount rate assumption would change the total pension expense for 2014 by $1 million.

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

At December 31, 2013, the Corporation had a net deferred tax asset balance of $765 million, after valuation allowances of $50 million. In evaluating the ability to realize the deferred tax assets, the Corporation relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

At December 31, 2013, the Corporation had deferred tax assets for tax loss and tax credit carryforwards of $95 million, of which $47 million is subject to expiration in the years 2014 through 2018. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Corporation needs taxable income of approximately $1,887 million across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2014 through 2018 is $822 million.

The Corporation recognizes the financial statement effects of an uncertain tax position when it is more likely than not, based on technical merits, that the position will be sustained. At December 31, 2013, the Corporation had a liability for uncertain tax positions of $4 million.

The Corporation accrues for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. At December 31, 2013, the Corporation had no non-income tax contingency reserve. For additional information, see Note 18 to the Consolidated Financial Statements.

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

UCC is a Responsible Care® company and adheres to the Responsible Care® Security Code, which requires that all aspects of security - including facility, transportation, and cyberspace - be assessed and gaps addressed. Through global implementation of the Security Code, including voluntary security enhancements and upgrades made since 2002, UCC has permanently heightened the level of security - not just in the United States, but worldwide. UCC implemented the Community Awareness and Emergency Response ("CAER") initiative at its manufacturing sites around the world and the communities near those sites. The CAER initiative includes open communication, integrated planning and community drills between industry and the surrounding communities. The CAER initiative continues to be a critical part of UCC's global implementation of Responsible Care®. In addition, UCC uses a risk-based approach employing the U.S. Government's Sandia National Labs methodology to repeatedly assess the risks to sites, systems and processes. UCC has expanded its comprehensive Distribution Risk Review process that had been in place for decades to address potential threats in all modes of transportation across its supply chain. To reduce vulnerabilities, UCC maintains security measures that meet or exceed regulatory and industry security standards in all areas in which UCC operates. Assessment and improvement costs are not considered material to the Corporation's consolidated financial statements.

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

Climate Change
Climate change matters for UCC are driven by changes in regulatory matters and physical climate parameters.

Regulatory Matters
Regulatory matters include cap and trade schemes, increased greenhouse gas ("GHG") limits, and taxes on GHG emissions, fuel and energy. The potential implications of each of these matters are all very similar, including increased cost of purchased energy, additional capital costs for installation or modification of GHG emitting equipment, and additional costs associated directly with GHG emissions (such as cap and trade systems or carbon taxes), which are primarily related to energy use. It is difficult to estimate the potential impact of these regulatory matters on energy prices.

Reducing UCC's overall energy usage and GHG emissions through new and unfolding projects will decrease the potential impact of these regulatory matters. The Corporation has not experienced any material impact related to regulated GHG emissions.

Physical Climate Parameters
Many scientific academies throughout the world have concluded that it is very likely that human activities are contributing to global warming. At this point, it is difficult to predict and assess the probability and opportunity of a global warming trend on UCC specifically. Preparedness plans are developed that detail actions needed in the event of severe weather. These measures have historically been in place and these activities and associated costs are driven by normal operational preparedness. UCC continues to study the long-term implications of changing climate parameters or water availability, plant siting issues, and impacts and opportunities for products.

The Corporation continues to elevate its internal focus and external positions to focus on the root cause of GHG emissions, including the sustainable use of energy. Through corporate energy efficiency programs and focused GHG management efforts, the Corporation has and is continuing to reduce its GHG emissions footprint.

Environmental Remediation
UCC accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, UCC recognizes the costs over the useful life of the facility. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note 1 to the Consolidated Financial Statements. To assess the impact on the consolidated financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had an accrued liability of $103 million at December 31, 2013 and $74 million at December 31, 2012, related to the remediation of current or former UCC-owned sites.

In addition to current and former UCC-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as “Superfund Law”), UCC is liable for remediation of other hazardous waste sites where UCC allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Because Superfund Law imposes joint and several liability upon each party at a site, UCC has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties (“PRPs”) at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management's estimate of the Corporation's remaining liability for the remediation of Superfund sites was $23 million at December 31, 2013 and $21 million at December 31, 2012, which has been accrued, although the ultimate cost with respect to these sites could exceed that amount. The Corporation has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites	UCC-owned Sites (1)		Superfund Sites (2)
	2013	2012	2013	2012
Number of sites at January 1	31	31	66	60
Sites added during year	1	1	1	6
Sites closed during year	(4)	(1)	(3)	—
Number of sites at December 31	28	31	64	66

(1)	UCC-owned sites are sites currently or formerly owned by UCC, where remediation obligations are imposed (in the United States) by the Resource Conservation Recovery Act or analogous state law.

(2)	Superfund sites are sites, including sites not owned by UCC, where remediation obligations are imposed by Superfund Law.

In total, the Corporation's accrued liability for probable environmental remediation and restoration costs was $126 million at December 31, 2013, compared with $95 million at December 31, 2012. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation's management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation's results of operations, financial condition and cash flows.

The amounts charged to income on a pretax basis related to environmental remediation totaled $80 million in 2013 and $31 million in 2012. The amounts charged to income on a pretax basis related to operating the Corporation's pollution abatement facilities totaled $87 million in 2013 and $86 million in 2012. Capital expenditures for environmental protection were $2 million in 2013 and $7 million in 2012.

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

	2013	2012	2011
Claims unresolved at January 1	33,449	53,225	62,582
Claims filed	12,069	9,627	7,810
Claims settled, dismissed or otherwise resolved	(16,513)	(29,403)	(17,167)
Claims unresolved at December 31	29,005	33,449	53,225
Claimants with claims against both UCC and Amchem	(8,331)	(9,542)	(16,304)
Individual claimants at December 31	20,674	23,907	36,921

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

For additional information, see Part I, Item 3. Legal Proceedings and Asbestos-Related Matters in Note 13 to the Consolidated Financial Statements.

Debt Covenants and Default Provisions
The Corporation's outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation's size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at December 31, 2013.

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

UCC uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential gain or loss in fair market values given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Corporation is a historical simulation model which captures the co-movements in market rates across different instruments and market risk exposure categories. The historical simulation model uses a 97.5 percent confidence level and the historical scenario period includes at least six months of historical data. The 2013 and 2012 year-end and average daily VAR for the aggregate of all positions are shown below:

Total Daily VAR at December 31	2013		2012
In millions	Year-end	Average	Year-end	Average
Interest rate	$13	$14	$11	$15

The increase in interest rate VAR at year end is primarily due to increased interest rate volatility.

Union Carbide Corporation and Subsidiaries
PART II, Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Union Carbide Corporation

We have audited the accompanying consolidated balance sheets of Union Carbide Corporation and subsidiaries (the “Corporation”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Carbide Corporation and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP Midland, Michigan February 14, 2014

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Operations

(In millions) For the years ended December 31	2013	2012	2011
Net trade sales	$161	$177	$186
Net sales to related companies	6,787	6,070	6,694
Total Net Sales	6,948	6,247	6,880
Cost of sales	6,214	6,088	6,493
Research and development expenses	25	35	47
Selling, general and administrative expenses	12	10	10
Restructuring charges	—	74	—
Equity in earnings of nonconsolidated affiliates	82	59	69
Sundry income (expense) - net	308	(182)	(96)
Interest income	12	14	33
Interest expense and amortization of debt discount	32	28	34
Income (Loss) Before Income Taxes	1,067	(97)	302
Provision for income taxes	319	17	87
Net Income (Loss) Attributable to Union Carbide Corporation	$748	$(114)	$215
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

(In millions) For years ended December 31	2013	2012	2011
Net Income (Loss) Attributable to Union Carbide Corporation	$748	$(114)	$215
Other Comprehensive Income (Loss), Net of Tax
Cumulative translation adjustments	(22)	(4)	3
Pension and other postretirement benefit plan adjustments	322	(209)	(109)
Total other comprehensive income (loss)	300	(213)	(106)
Comprehensive Income (Loss) Attributable to Union Carbide Corporation	$1,048	$(327)	$109
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

(In millions) At December 31	2013	2012
Assets
Current Assets
Cash and cash equivalents	$33	$18
Accounts receivable:
Trade (net of allowance for doubtful receivables 2013: $-; 2012: $-)	25	35
Related companies	390	330
Other	80	86
Notes receivable from related companies	2,404	2,346
Inventories	404	420
Deferred income taxes and other current assets	101	95
Total current assets	3,437	3,330
Investments
Investments in related companies	823	840
Investments in nonconsolidated affiliates	6	106
Other investments	9	8
Noncurrent receivables	30	45
Noncurrent receivables from related companies	166	189
Total investments	1,034	1,188
Property
Property	7,079	7,211
Less accumulated depreciation	5,840	5,877
Net property	1,239	1,334
Other Assets
Intangible assets (net of accumulated amortization 2013: $72; 2012: $72)	10	7
Deferred income tax assets - noncurrent	692	775
Asbestos-related insurance receivables - noncurrent	86	155
Deferred charges and other assets	51	49
Total other assets	839	986
Total Assets	$6,549	$6,838
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$34	$40
Accounts payable:
Trade	215	299
Related companies	398	411
Other	21	15
Income taxes payable	213	59
Asbestos-related liabilities - current	91	85
Accrued and other current liabilities	182	146
Total current liabilities	1,154	1,055
Long-Term Debt	471	471
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	684	1,270
Asbestos-related liabilities - noncurrent	434	530
Other noncurrent obligations	95	188
Total other noncurrent liabilities	1,213	1,988
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	312	312
Retained earnings	4,442	4,355
Accumulated other comprehensive loss	(1,045)	(1,345)
Union Carbide Corporation's stockholder's equity	3,709	3,322
Noncontrolling interests	2	2
Total equity	3,711	3,324
Total Liabilities and Equity	$6,549	$6,838
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2013	2012	2011
Operating Activities
Net Income (Loss) Attributable to Union Carbide Corporation	$748	$(114)	$215
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	222	235	270
Provision (credit) for deferred income tax	(29)	12	(43)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	(21)	13	4
Net gains on sales of assets	(368)	(4)	(5)
Restructuring charges	—	74	—
Impairment of investment in related company	25	131	—
Pension contributions	(158)	(158)	(48)
Net loss on early extinguishment of debt	—	—	6
Other, net	2	(1)	—
Changes in assets and liabilities, net of effects of divested companies:
Accounts and notes receivable	4	(6)	12
Related company receivables	(135)	970	1,092
Inventories	(3)	(213)	(13)
Accounts payable	(80)	25	(10)
Related company payables	(32)	54	(132)
Other assets and liabilities	105	82	(171)
Cash provided by operating activities	280	1,100	1,177
Investing Activities
Capital expenditures	(121)	(241)	(168)
Purchase of related company receivables	—	(8)	—
Change in noncurrent receivable from related company	23	(53)	(11)
Proceeds from sale of ownership interest in nonconsolidated affiliate	13	—	—
Proceeds from sales of assets	411	7	19
Purchases of investments	—	(1)	(11)
Proceeds from sales of investments	—	—	17
Cash provided by (used in) investing activities	326	(296)	(154)
Financing Activities
Dividends paid to stockholder	(591)	(775)	(950)
Payments on long-term debt	—	(37)	(69)
Cash used in financing activities	(591)	(812)	(1,019)
Summary
Increase (Decrease) in cash and cash equivalents	15	(8)	4
Cash and cash equivalents at beginning of year	18	26	22
Cash and cash equivalents at end of year	$33	$18	$26
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

(In millions) For the years ended December 31	2013	2012	2011
Common Stock
Balance at beginning and end of year	$—	$—	$—
Additional Paid-in Capital
Balance at beginning and end of year	312	312	312
Retained Earnings
Balance at beginning of year	4,355	5,253	5,990
Net Income (Loss) Attributable to Union Carbide Corporation	748	(114)	215
Dividends declared	(661)	(784)	(951)
Other	—	—	(1)
Balance at end of year	4,442	4,355	5,253
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of year	(1,345)	(1,132)	(1,026)
Other comprehensive income (loss)	300	(213)	(106)
Balance at end of year	(1,045)	(1,345)	(1,132)
Union Carbide Corporation's Stockholder's Equity	3,709	3,322	4,433
Noncontrolling interests	2	2	2
Total Equity	$3,711	$3,324	$4,435
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

Investments in Related Companies
Investments in related companies consist of the Corporation's ownership interests in Dow subsidiaries located in North America and Latin America. The Corporation accounts for these investments using the cost method as it does not have significant influence over the operating and financial policies of these related companies.

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

Revenue
Substantially all of the Corporation's revenues are generated by sales to Dow. Approximately 97 percent of the Corporation's sales are related to sales of product (96 percent in 2012 and 99 percent in 2011); the remaining 3 percent is related to the licensing of patents and technology (4 percent in 2012 and 1 percent in 2011).

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

Income Taxes
The Corporation accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted tax rates. The effect of a change in tax rates on deferred tax assets or liabilities is recognized in income in the period that includes the enactment date. The Corporation is included in Dow's consolidated federal income tax group and consolidated income tax return. The Corporation uses the separate return method to account for its income taxes; accordingly, there is no difference between the method used to account for income taxes at the UCC level and the formula in the Dow-UCC Tax Sharing Agreement used to compute the amount due to Dow or UCC for UCC's share of taxable income and tax attributes on Dow's consolidated income tax return.

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
During the first quarter of 2013, the Corporation adopted Accounting Standards Update ("ASU") 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," which requires entities to disclose both gross and net information about both instruments and transactions subject to an agreement similar to a master netting agreement and ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which clarifies the scope of the offsetting disclosures of ASU 2011-11. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards ("IFRS"). The adoption of this standard was immaterial to the consolidated financial statements.

During the first quarter of 2013, the Corporation adopted ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. See Note 19 for the disclosures related to this adoption.

On January 1, 2012, the Corporation adopted ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," as amended by ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This standard improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. See the Consolidated Statements of Comprehensive Income (Loss) and Note 19 for additional information.

On January 1, 2012, the Corporation adopted ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which provides common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. See Note 11 for additional information about fair value measurements.

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

Accounting Guidance Issued But Not Adopted as of December 31, 2013
In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date," which defines how entities measure obligations from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date and for which no guidance exists, except for obligations addressed within existing guidance in U.S. GAAP. The guidance also requires entities to disclose the nature and amount of the obligation as well as other information about those obligations. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective presentation for all comparative periods presented is required and early adoption is permitted. The Corporation is currently evaluating the impact of adopting this guidance.

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

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which defines the presentation requirements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted and retrospective application is permitted but not required. The new guidance will be implemented prospectively in the first quarter of 2014 and the impact is expected to be immaterial to the consolidated balance sheets of the Corporation.

NOTE 3 - RESTRUCTURING

On October 22, 2012, the Board of Directors of the Corporation approved a restructuring plan to improve the cost effectiveness of the Corporation's global operations. The restructuring plan affected approximately 100 positions and resulted in the shutdown of certain manufacturing facilities. These actions are expected to be completed primarily by December 31, 2014.

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

Severance
The restructuring charges in the fourth quarter of 2012 included severance of $10 million for the separation of approximately 100 employees under the terms of the Corporation's ongoing benefit arrangements, primarily over the next two years. At December 31, 2013, severance of $6 million had been paid and a liability of $4 million remained for 21 employees.

Impairment of Long-Lived Assets, Other Assets and Equity Method Investments
The restructuring charges related to the write-down and write-off of assets in the fourth quarter of 2012 total $48 million. Details regarding the write-downs and write-offs are as follows:

•
Certain oxygenated solvents manufacturing facilities in Texas City, Texas have been consolidated and/or shut down, resulting in an asset write-down of $36 million. The facilities were shut down in the fourth quarter of 2012.

•
A performance monomer manufacturing facility in South Charleston, West Virginia was shut down, resulting in an asset write-down of $1 million and the write-off of other assets totaling $2 million. The assets were shut down in the fourth quarter of 2012.

•
Due to a change in the Corporation's strategy regarding its ownership in Nippon Unicar Company Limited ("NUC"), a 50:50 joint venture, the Corporation had determined its equity investment in NUC to be other-than-temporarily impaired and recorded a $9 million write-down of its interest in NUC. UCC completed the sale of its 50 percent ownership interest in NUC on July 1, 2013.

The following table summarizes the activities related to the Corporation's restructuring reserve:

Restructuring Activities	Costs Associated with Exit or Disposal Activities	Severance Costs	Impairment of Long-Lived Assets, Other Assets and Equity Method Investments
In millions				Total
Restructuring charges recognized in the fourth quarter of 2012	$13	$10	$48	$71
Charges against the reserve	—	—	(48)	(48)
Reserve balance at December 31, 2012	$13	$10	$—	$23
Cash payments	(2)	(6)	—	(8)
Reserve balance at December 31, 2013	$11	$4	$—	$15

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

NOTE 4 - DIVESTITURES

Divestiture of Polypropylene Licensing and Catalysts Business
On October 11, 2013, Dow entered into a definitive agreement to sell its global Polypropylene Licensing and Catalysts business to W.R. Grace & Co., which included the Corporation's polypropylene catalysts manufacturing facility in Norco, Louisiana as well as customer contracts, accounts receivable, licenses, intellectual property and inventory. On December 2, 2013, the sale was completed and proceeds allocated to the Corporation for the sale were $398 million, net of working capital adjustments and costs to sell, with proceeds subject to customary post-closing adjustments to be finalized in subsequent periods. The carrying amount of the assets divested on December 2, 2013, are noted below:

Assets Divested In millions	December 2, 2013
Accounts receivable	$4
Inventories	19
Net property	7
Total assets divested	$30

The Corporation recognized a pretax gain of $368 million on the sale, included in "Sundry income (expense) - net" in the consolidated statements of operations and an after-tax gain of $233 million.

Divestiture of Polypropylene Business
On July 27, 2011, Dow entered into a definitive agreement to sell Dow's global Polypropylene business to Braskem SA. The definitive agreement specified the assets included in the sale, which included the following assets of the Corporation: polypropylene manufacturing facility at Seadrift, Texas; railcars; inventory; business know-how; and certain product and process technology. On September 30, 2011, the sale was completed. The Corporation received $19 million for the sale of its assets, net of working capital adjustments and costs to sell, with proceeds subject to customary post-closing adjustments. The carrying amount of the assets divested on September 30, 2011, are noted below:

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

NOTE 5 - INVENTORIES

The following table provides a breakdown of inventories:

Inventories at December 31 In millions	2013	2012
Finished goods	$233	$263
Work in process	31	33
Raw materials	50	46
Supplies	90	78
Total inventories	$404	$420

The reserves reducing inventories from a FIFO basis to a LIFO basis amounted to $132 million at December 31, 2013 and $150 million at December 31, 2012. Inventories that were valued on a LIFO basis, principally U.S. chemicals and plastics product inventories, represented 70 percent of the total inventories at December 31, 2013 and 75 percent of the total inventories at December 31, 2012.

A reduction of certain inventories resulted in the liquidation of some of the Corporation's LIFO inventory layers which had an immaterial impact on pretax income in 2013, 2012 and 2011.

NOTE 6 - PROPERTY

Property at December 31	Estimated Useful
In millions	Lives (Years)	2013	2012
Land	—	$51	$50
Land and waterway improvements	15-25	204	202
Buildings	5-50	412	412
Machinery and equipment	3-20	5,862	5,915
Utility and supply lines	5-20	157	153
Other property	3-30	291	285
Construction in progress	—	102	194
Total property		$7,079	$7,211

In millions	2013	2012	2011
Depreciation expense	$204	$217	$236
Manufacturing maintenance and repair costs	$304	$324	$280
Capitalized interest	$5	$8	$6

NOTE 7 - NONCONSOLIDATED AFFILIATES

The Corporation's investments in companies accounted for by the equity method (“nonconsolidated affiliates”) were $6 million at December 31, 2013 and $106 million at December 31, 2012. Dividends received from nonconsolidated affiliates were $62 million in 2013, $72 million in 2012 and $73 million in 2011. Undistributed earnings of nonconsolidated affiliates included in retained earnings were zero at December 31, 2013 and $21 million at December 31, 2012.

All of the nonconsolidated affiliates in which the Corporation has investments are privately held companies; therefore, quoted market prices are not available.

Principal Nonconsolidated Affiliates
The Corporation's principal nonconsolidated affiliates and the Corporation's ownership interest for each at December 31, 2013, 2012 and 2011 are shown below:

Principal Nonconsolidated Affiliates at December 31	Ownership Interest
	2013	2012	2011
Nippon Unicar Company, Limited	—%	50%	50%
Univation Technologies, LLC	—%	50%	50%

The Corporation's investment in the principal nonconsolidated affiliates was zero at December 31, 2013 and $97 million at December 31, 2012, and its equity in earnings was $84 million in 2013, $59 million in 2012 and $65 million in 2011. The summarized financial information presented represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates. See Note 3 for details on the 2012 impairment charge related to Nippon Unicar Company, Limited.

Divestiture
On January 31, 2013, UCC entered into a definitive agreement to sell its 50 percent ownership interest in Nippon Unicar Company, Limited to TonenGeneral Sekiyu K. K. On July 1, 2013, the sale was completed for $13 million. As a result of this share sale, the Corporation reclassified a $20 million gain, primarily attributable to cumulative translation adjustments, from "Accumulated other comprehensive loss" into earnings in the third quarter of 2013 and is included in "Sundry income (expense) - net" in the consolidated statements of operations for the year ended December 31, 2013. Including this reclassification, the sale resulted in no pretax gain or loss.

Stock Dividend
On September 26, 2013, UCC declared a stock dividend to Dow of its 100 percent ownership interest in Union Carbide Subsidiary C, Inc., which included UCC's full ownership interest in Univation Technologies, LLC. This stock dividend was effective on September 29, 2013 and totaled $70 million.

Summarized Balance Sheet Information at December 31
In millions	2013	2012
Current assets	$—	$311
Noncurrent assets	—	165
Total assets	$—	$476
Current liabilities	$—	$164
Noncurrent liabilities	—	86
Total liabilities	$—	$250

Summarized Income Statement Information
In millions	2013 (1)	2012	2011
Sales	$452	$773	$715
Gross profit	$208	$209	$244
Net income	$142	$112	$145

(1)
Income statement information for Nippon Unicar Company, Limited is for the six month period ended June 30, 2013 and income statement information for Univation Technologies, LLC is for the nine month period ended September 30, 2013.

NOTE 8 - INVESTMENTS IN RELATED COMPANIES

The Corporation's ownership interests in related companies at December 31, 2013 and 2012 were as follows:

Investments in Related Companies at December 31	Ownership Interests		Investment Balance
In millions (except percentages)	2013	2012	2013	2012
Dow International Holdings Company	19%	19%	$807	$807
Dow Quimica Argentina S.A.	23%	23%	—	17
GWN Holding, Inc.	6%	6%	10	10
Dow Quimica Mexicana S.A. de C.V.	15%	15%	5	5
Other	—%	—%	1	1
Total Investments in Related Companies			$823	$840

In the fourth quarter of 2013, the Corporation recorded an impairment charge of $25 million for the full value of the cost method investment in Dow Quimica Argentina S.A. The related company investment, classified as a Level 3 measurement, was valued using unobservable inputs. The impairment charge was triggered by ongoing losses in the entity and is included in "Sundry income (expense) - net" in the consolidated statements of operations.

NOTE 9 - INTANGIBLE ASSETS

The following table provides information regarding the Corporation's intangible assets:

Intangible Assets at December 31		2013			2012
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(33)	$—
Software	49	(39)	10	46	(39)	7
Total intangible assets	$82	$(72)	$10	$79	$(72)	$7

The following table provides information regarding amortization expense:

Amortization Expense In millions	2013	2012	2011
Software, included in “Cost of sales”	$2	$2	$3

Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years In millions
2014	$2
2015	$2
2016	$2
2017	$1
2018	$1

NOTE 10 - FINANCIAL INSTRUMENTS

Investments
The Corporation's investments in marketable securities are classified as available-for-sale.

Investing Results
In millions	2013	2012	2011
Proceeds from sales of available-for-sale securities	$—	$—	$9

Portfolio managers regularly review all of the Corporation's holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. At December 31, 2013 and December 31, 2012, there were no impairment indicators or circumstances that would result in a material adjustment of these investments.

The Corporation's investments in debt securities, shown below, had contractual maturities of less than 10 years at December 31, 2013.

Fair Value of Financial Instruments:
	At December 31, 2013				At December 31, 2012
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Marketable securities (1):
Debt securities	$5	$—	$—	$5	$5	$—	$—	$5
Total marketable securities	$5	$—	$—	$5	$5	$—	$—	$5
Long-term debt	$(471)	$—	$(85)	$(556)	$(471)	$—	$(116)	$(587)

(1)	Included in “Other investments” in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

NOTE 11 - FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis
The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at December 31	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)
In millions	2013	2012
Assets at fair value:
Debt securities (1)	$5	$5
Liabilities at fair value:
Long-term debt (2)	$556	$587

(1)	Included in “Other investments” in the consolidated balance sheets.

(2)	See Note 10 for information on fair value measurements of long-term debt.

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

Assets that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset. For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. There were no transfers between Levels 1 and 2 during the years ended December 31, 2013 and 2012.

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

2012 Fair Value Measurements on a Nonrecurring Basis
As part of the restructuring plan that was approved on October 22, 2012, the Corporation shut down a number of manufacturing facilities during the fourth quarter of 2012. The manufacturing assets and facilities associated with this plan were written down to zero in the fourth quarter of 2012. In addition, an equity investment was impaired. The equity investment, classified as Level 3 measurements, was valued at $33 million using unobservable inputs, including assumptions a market participant would use to measure the fair value of the group of assets. These impairment charges, totaling $48 million, were included in "Restructuring charges" in the consolidated statements of operations. See Note 3 for additional information. Also included within the losses is a charge of $131 million related to an impairment of an investment in related companies. The investment in related companies, classified as Level 3 measurements, was valued at $9 million using unobservable inputs, including assumptions a market participant would use to measure the fair value of the group of assets. See Note 17 for additional information.

NOTE 12 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net
In millions	2013	2012	2011
Dow administrative and overhead fees (1)	$(25)	$(32)	$(48)
Net commission expense - related company (1)	(17)	(35)	(34)
Dividend income - related companies (1)	16	25	7
Net gain on sale of Dow's Polypropylene Licensing and Catalysts business (2)	368	—	—
Impairment of investment in related company (1)	(25)	(131)	—
Foreign exchange loss	(2)	—	(1)
Net gain on sales of property	—	5	4
Loss on early extinguishment of debt	—	—	(6)
Other - net	(7)	(14)	(18)
Total Sundry income (expense) - net	$308	$(182)	$(96)

(1)	See Note 17 for additional information.

(2)	See Note 4 for additional information.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" were $182 million at December 31, 2013 and $146 million at December 31, 2012. The current portion of the Corporation's accrued obligations for environmental matters, which is a component of "Accrued and other current liabilities," was $58 million at December 31, 2013 and $48 million at December 31, 2012 (see Note 13 for additional information). No other component of accrued and other current liabilities was more than 5 percent of total current liabilities.

Supplementary Cash Flow Information
In millions	2013	2012	2011
Cash payments for interest	$37	$37	$41
Cash payments (refunds) for income taxes	$292	$(94)	$316

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At December 31, 2013, the Corporation had accrued obligations of $126 million for probable environmental remediation and restoration costs, including $23 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation's management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation's results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2012, the Corporation had accrued obligations of $95 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites.

The following table summarizes the activity in the Corporation's accrued obligations for environmental matters for the years ended December 31, 2013 and 2012:

Accrued Liability for Environmental Matters
In millions	2013	2012
Balance at January 1	$95	$101
Additional accruals	80	31
Charges against reserve	(49)	(37)
Balance at December 31	$126	$95

The amounts charged to income on a pretax basis related to environmental remediation totaled $80 million in 2013, $31 million in 2012 and $41 million in 2011. Capital expenditures for environmental protection were $2 million in 2013, $7 million in 2012 and $4 million in 2011.

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

In November 2011, the Corporation requested ARPC to review its historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2010 study. In response to that request, ARPC reviewed and analyzed data through October 31, 2011. In January 2012, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its December 2010 study and, therefore, the estimate in that study remained applicable. Based on the Corporation's own review of the asbestos claim and resolution activity and ARPC's response, the Corporation determined that no change to the accrual was required. At December 31, 2011, the Corporation's asbestos-related liability for pending and future claims was $668 million.

In October 2012, the Corporation requested ARPC to review its historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2010 study. In response to that request, ARPC reviewed and analyzed data through September 30, 2012. In December, 2012, based upon ARPC's December 2012 study and the Corporation's own review of the asbestos claim and resolution activity for 2012, it was determined that no adjustment to the accrual was required at December 31, 2012. The Corporation's asbestos-related liability for pending and future claims was $602 million at December 31, 2012.

In October 2013, the Corporation requested ARPC to review its historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2012 study. In response to that request, ARPC reviewed and analyzed data through September 30, 2013. In December, 2013, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its December 2012 study and, therefore, the estimate in that study remained applicable. Based on the Corporation's own review of the asbestos claim and resolution activity and ARPC's response, the Corporation determined that no change to the accrual was required. The Corporation's asbestos-related liability for pending and future claims was $501 million at December 31, 2013.

At December 31, 2013, approximately 19 percent of the recorded liability related to pending claims and approximately 81 percent related to future claims. At December 31, 2012, approximately 18 percent of the recorded liability related to pending claims and approximately 82 percent related to future claims.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that were not signatories to the Wellington Agreement and/or did not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, the Corporation has reached settlements with several of the carriers involved in the Insurance Litigation and continues to pursue settlements with the remaining carriers.

The Corporation's receivable for insurance recoveries related to its asbestos liability was $25 million at December 31, 2013 and $25 million at December 31, 2012. At December 31, 2013 and 2012, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

The following table summarizes the Corporation's receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs at December 31 In millions	2013	2012
Receivables for defense and resolution costs - carriers with settlement agreements	$66	$154
Receivables for insurance recoveries - carriers without settlement agreements	25	25
Total	$91	$179

The decrease in 2013 in the receivables for asbestos-related costs was principally due to the resolution of receivables related to two insolvent insurance carriers.

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $107 million in 2013, $100 million in 2012 and $88 million in 2011, and was reflected in “Cost of sales” in the consolidated statements of operations.

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

Purchase Commitments
At December 31, 2013, the Corporation had various outstanding commitments for take-or-pay agreements, with remaining terms extending from two to fourteen years. Such commitments were not in excess of current market prices. The fixed and determinable portion of obligations under purchase commitments at December 31, 2013 is presented in the following table:

Fixed and Determinable Portion of Take-or-Pay Obligations at December 31, 2013 In millions
2014	$29
2015	29
2016	27
2017	27
2018	24
2019 and beyond	90
Total	$226

Asset Retirement Obligations
The Corporation has recognized asset retirement obligations related to capping activities at landfill sites in the United States. The aggregate carrying amount of these asset retirement obligations was $4 million at December 31, 2013 and $4 million at December 31, 2012. The Corporation also has recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $8 million at December 31, 2013 and $7 million at December 31, 2012. The discount rate used to calculate the Corporation's asset retirement obligations and conditional asset retirement obligations was 0.88 percent at December 31, 2013 and 0.87 percent at December 31, 2012. These obligations are included in the consolidated balance sheets as “Accrued and other current liabilities” and "Other noncurrent obligations."

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

NOTE 14 - NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable at December 31 In millions	2013	2012
Notes payable - related companies	$34	$40
Year-end average interest rates	0.92%	0.86%

Long-Term Debt at December 31	2013		2012
	Average		Average
In millions	Rate	2013	Rate	2012
Promissory notes and debentures:
Debentures due 2023	7.875%	$175	7.875%	$175
Debentures due 2025	6.79%	12	6.79%	12
Debentures due 2025	7.50%	150	7.50%	150
Debentures due 2096	7.75%	135	7.75%	135
Unamortized debt discount	—	(1)	—	(1)
Total long-term debt		$471		$471

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

NOTE 15 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

The Corporation's funding policy is to contribute to the plan when pension laws or economics either require or encourage funding. In 2013, UCC contributed $158 million to its pension plans including contributions to fund benefits payments for its non-qualified supplemental plan. UCC does not expect to make cash contributions to its pension plans in 2014.

The weighted‑average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

Pension Plan Assumptions	Benefit Obligations at December 31			Net Periodic Costs for the Year
	2013	2012	2011	2013	2012	2011
Discount rate	4.75%	3.85%	4.85%	3.85%	4.85%	5.35%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Long-term rate of return on assets	—	—	—	6.90%	6.90%	7.40%

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

The accumulated benefit obligation for all defined benefit pension plans was $4.0 billion at December 31, 2013 and $4.4 billion at December 31, 2012.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at December 31
In millions	2013	2012
Projected benefit obligation	$3,995	$4,433
Accumulated benefit obligation	$3,963	$4,383
Fair value of plan assets	$3,586	$3,548

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

During the fourth quarter of 2013, the Corporation started implementing an Employer Group Waiver Plan (“EGWP”) for its Medicare-eligible, retiree medical plan participants, which became effective on January 1, 2014. As a result, the Medicare Part D Retiree Drug Subsidy program (“RDS”) was eliminated on January 1, 2014. The EGWP does not significantly alter the benefits provided to retiree medical plan participants. The federal subsidies to be earned under the EGWP are expected to exceed those earned under the RDS and will be partially offset by increased costs related to the administration of the EGWP. The formation of the EGWP and the resulting change in assumption generated an actuarial gain of $55 million at December 31, 2013, included in "Accumulated other comprehensive loss" in the consolidated balance sheets. The Corporation also recognized a reduction in the postretirement benefit obligation of $55 million at December 31, 2013. The Corporation estimates net periodic benefit costs will decrease by approximately $10 million in 2014 due to the EGWP.
The Corporation funds most of the cost of these health care and life insurance benefits as incurred. In 2013, UCC did not make any contributions to its other postretirement benefit plan trust. Likewise, UCC does not expect to contribute assets to its other postretirement benefit plan trust in 2014.

The weighted-average assumptions used to determine other postretirement benefit obligations and net periodic benefit costs for the plan are provided in the following table:

Plan Assumptions for Other Postretirement Benefits	Benefit Obligations at December 31			Net Periodic Costs for the Year
	2013	2012	2011	2013	2012	2011
Discount rate	4.40%	3.65%	4.60%	3.65%	4.60%	5.10%
Initial health care cost trend rate	7.46%	7.85%	8.30%	7.85%	8.30%	8.72%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year ultimate trend rate to be reached	2020	2019	2019	2020	2019	2019

Increasing the assumed medical cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2013 by $4 million and the net periodic postretirement benefit cost for the year by an immaterial amount. Decreasing the assumed medical cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2013 by $4 million and the net periodic postretirement benefit cost for the year by an immaterial amount.

Net Periodic Benefit Cost for all Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2013	2012	2011	2013	2012	2011
Service cost	$31	$28	$25	$2	$2	$2
Interest cost	165	189	200	14	17	19
Expected return on plan assets	(232)	(235)	(255)	—	—	—
Amortization of prior service cost (credit)	7	7	7	(1)	(2)	(2)
Amortization of net loss	88	60	85	—	—	—
Net periodic benefit cost	$59	$49	$62	$15	$17	$19

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss) for all Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2013	2012	2011	2013	2012	2011
Net (gain) loss	$(283)	$375	$254	$(102)	$16	$(4)
Amortization of prior service (cost) credit	(7)	(7)	(7)	1	2	2
Amortization of net loss	(88)	(60)	(85)	—	—	—
Total recognized in other comprehensive (income) loss	$(378)	$308	$162	$(101)	$18	$(2)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(319)	$357	$224	$(86)	$35	$17

Change in Projected Benefit Obligations, Plan Assets and Funded Status for all Plans
	Defined Benefit Pension Plans		Other Postretirement Benefits
In millions	2013	2012	2013	2012
Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,433	$4,037	$414	$412
Service cost	31	28	2	2
Interest cost	165	189	14	17
Actuarial changes in assumptions and experience	(342)	472	(102)	16
Benefits paid	(285)	(286)	(26)	(33)
Other	(7)	(7)	—	—
Benefit obligation at end of year	$3,995	$4,433	$302	$414

Change in plan assets:
Fair value of plan assets at beginning of year	$3,548	$3,351	$—	$—
Actual return on plan assets	174	331	—	—
Employer contributions	158	158	—	—
Asset transfer	(9)	(6)	—	—
Benefits paid	(285)	(286)	—	—
Fair value of plan assets at end of year	$3,586	$3,548	$—	$—

Funded status at end of year	$(409)	$(885)	$(302)	$(414)

Net amounts recognized in the consolidated balance sheets at December 31:
Current liabilities	$(1)	$(1)	$(33)	$(36)
Noncurrent liabilities	(408)	(884)	(269)	(378)
Net amounts recognized in the consolidated balance sheets	$(409)	$(885)	$(302)	$(414)

Pretax amounts recognized in AOCI at December 31:
Net loss (gain)	$1,570	$1,941	$(107)	$(5)
Prior service cost (credit)	26	33	(1)	(2)
Pretax balance in AOCI at end of year	$1,596	$1,974	$(108)	$(7)

In 2014, an estimated net loss of $66 million and prior service cost of $6 million for the defined benefit pension plans will be amortized from AOCI to net periodic benefit cost. In 2014, an estimated net gain of $10 million for the other postretirement benefit plan will be amortized from AOCI to net periodic benefit cost.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2013
In millions	Defined Benefit Pension Plans	Other Postretirement Benefits
2014	$281	$33
2015	276	32
2016	276	29
2017	274	26
2018	274	25
2019 through 2023	1,334	106
Total	$2,715	$251

Plan Assets
Plan assets consist mainly of equity and fixed income securities of U.S. and foreign issuers, and include alternative investments such as real estate, private equity and other absolute return strategies. At December 31, 2013, plan assets totaled $3.6 billion and $3.5 billion at December 31, 2012 which included no Dow common stock.

Investment Strategy and Risk Management for Plan Assets
The Corporation's investment strategy for the plan assets is to manage the assets in order to pay retirement benefits to plan participants over the life of the plans. This is accomplished by identifying and managing the exposure to various markets risks, diversifying investments across various asset classes and earning an acceptable long-term rate of return consistent with an acceptable amount of risk, while considering the liquidity needs of the plan.

The plan is permitted to use derivative instruments for investment purposes, as well as for hedging the underlying asset and liability exposures and rebalancing the asset allocation. The plan uses value at risk, stress testing, scenario analysis and Monte Carlo simulation to monitor and manage both asset risk in the portfolios and surplus risk.

Equity securities primarily include investments in large- and small-cap companies located in both developed and emerging markets around the world. Fixed income securities are primarily U.S. dollar based and include investment grade corporate bonds of companies diversified across industries and U.S. treasuries. Alternative investments primarily include investments in real estate, private equity limited partnerships and absolute return strategies. Other significant investment types include various insurance contracts; and interest rate, equity and foreign exchange derivative investments and hedges.

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

The Northern Trust Collective Government Short Term Investment money market fund is utilized as the sweep vehicle for the pension plan, which from time to time can represent a significant investment. Approximately half of the liability of the pension plan is covered by a participating group annuity issued by Prudential Insurance Company.

The following tables summarize the bases used to measure the Corporation's pension plan assets at fair value for the years ended December 31, 2013 and 2012:

Basis of Fair Value Measurements at December 31, 2013 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$3	$304	$—	$307
Equity securities:
U.S. equity	$388	$143	$—	$531
Non-U.S. equity - developed countries	181	85	—	266
Emerging markets	119	67	2	188
Total equity securities	$688	$295	$2	$985
Fixed income securities:
U.S. government and municipalities	$—	$606	$—	$606
U.S. agency mortgage backed securities	—	63	—	63
Corporates - investment grade	—	635	—	635
Non-U.S. governments - developed countries	—	2	—	2
Non-U.S. corporates - developed countries	—	159	—	159
Emerging markets debt	—	22	—	22
Other asset-backed securities	—	9	2	11
Other fixed income funds	—	—	12	12
High yield bonds	—	3	—	3
Fixed income derivatives	—	(3)	—	(3)
Total fixed income securities	$—	$1,496	$14	$1,510
Alternative investments:
Real estate	$—	$—	$292	$292
Private equity	—	—	228	228
Absolute return	—	127	103	230
Total alternative investments	$—	$127	$623	$750
Total other securities	$—	$12	$22	$34
Total pension plan assets at fair value	$691	$2,234	$661	$3,586

Basis of Fair Value Measurements at December 31, 2012 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$5	$371	$—	$376
Equity securities:
U.S. equity	$211	$42	$—	$253
Non-U.S. equity - developed countries	208	71	—	279
Emerging markets	133	137	3	273
Convertible Bonds	—	2	—	2
Equity derivatives	—	1	—	1
Total equity securities	$552	$253	$3	$808
Fixed income securities:
U.S. government and municipalities	$—	$733	$—	$733
U.S. agency mortgage backed securities	—	115	—	115
Corporates - investment grade	—	685	—	685
Non-U.S. governments - developed countries	—	3	—	3
Non-U.S. corporates - developed countries	—	104	—	104
Emerging markets debt	—	10	—	10
Other asset-backed securities	—	6	—	6
Other fixed income funds	—	—	17	17
High yield bonds	—	2	—	2
Total fixed income securities	$—	$1,658	$17	$1,675
Alternative investments:
Real estate	$—	$—	$248	$248
Private equity	—	—	230	230
Absolute return	—	115	74	189
Total alternative investments	$—	$115	$552	$667
Other securities:
Insurance contracts	$—	$—	$22	$22
Total other securities	$—	$—	$22	$22
Total pension plan assets at fair value	$557	$2,397	$594	$3,548

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

The following table summarizes the changes in fair value of Level 3 pension plan assets for the years ended December 31, 2013 and 2012:

Fair Value Measurement of Level 3 Pension Plan Assets In millions	Equity Securities	Fixed Income Securities	Alternative Investments	Other Investments	Total
Balance at January 1, 2012	$2	$11	$484	$22	$519
Actual return on plan assets:
Relating to assets held at Dec. 31, 2012	(1)	—	53	—	52
Relating to assets sold during 2012	(1)	—	(7)	—	(8)
Purchases, sales and settlements	3	6	(7)	—	2
Transfers into Level 3, net	—	—	29	—	29
Balance at December 31, 2012	$3	$17	$552	$22	$594
Actual return on plan assets:
Relating to assets held at Dec. 31, 2013	(2)	—	22	—	20
Relating to assets sold during 2013	—	—	40	—	40
Purchases, sales and settlements	1	(3)	9	—	7
Balance at December 31, 2013	$2	$14	$623	$22	$661

NOTE 16 - LEASED PROPERTY

The Corporation has leases primarily for facilities and distribution equipment. The future minimum rental payments under leases with remaining noncancelable terms in excess of one year are as follows:

Minimum Lease Commitments at December 31, 2013 In millions
2014	$7
2015	6
2016	4
2017	3
2018	3
2019 and thereafter	21
Total	$44

Rental expenses under leases were $31 million in 2013, $35 million in 2012 and $31 million in 2011.

NOTE 17 - RELATED PARTY TRANSACTIONS

The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s intercompany pricing policies. Beginning in 2013, after each quarter, the Corporation and Dow analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) - net” in the consolidated statements of operations. Purchases from that Dow subsidiary were approximately $2.9 billion in 2013, $3.1 billion in 2012 and $3.5 billion in 2011.

The Corporation has a master services agreement with Dow whereby Dow provides services including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety, and business management for UCC. Under the master services agreement with Dow, general administrative and overhead type services that Dow routinely allocates to various businesses are charged to UCC. The master services agreement cost allocation basis is headcount and includes a 10 percent service fee. This agreement resulted in expense of approximately $25 million in 2013, $32 million in 2012 and $48 million in 2011 for general administrative and overhead type services and the 10 percent service fee, included in “Sundry income (expense) - net” in the consolidated statements of operations. The decrease in general administrative and overhead type services including the service fee was due to a simplification of the cost structure as well as cost reduction initiatives by Dow. The remaining activity-based costs were approximately $46 million in 2013, $51 million in 2012 and $35 million in 2011 and were included in “Cost of sales” in the consolidated statements of operations. The increase in activity-based costs compared with 2011 was due to turnaround costs in both 2012 and 2013.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At December 31, 2013, the Corporation had a note receivable of $2.4 billion ($2.3 billion at December 2012) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures on December 30, 2014. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At December 31, 2013, $843 million ($820 million at December, 2012) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

The Corporation recorded an impairment charge of $25 million in the fourth quarter of 2013 for the full value of the cost method investment in Dow Quimica Argentina S.A., a related company. The impairment charge, triggered by ongoing losses in the entity, is included in "Sundry income (expense) - net" in the consolidated statements of operations.

In the fourth quarter of 2012, UCC recorded an impairment charge of $131 million related to its investment in Modeland International Holdings Inc. ("Modeland"), a related company, representing the difference between the investment's cost and its fair value. The impairment was triggered by an ownership reorganization of Modeland's subsidiaries. The amount of the impairment charge was calculated based on an appraisal of the fair value of Modeland's assets and liabilities. The fair value was determined through the use of both income and market valuation approaches. The impairment charge is included in "Sundry income (expense) -net" in the consolidated statements of operations. Subsequent to recording the impairment charge, the Corporation also declared and paid a stock dividend to Dow for its ownership interest in Modeland totaling $9 million.

During 2013, the Corporation declared and paid dividends totaling $661 million which included cash dividends to Dow totaling $591 million. In September, 2013 UCC declared a stock dividend to Dow of its 100 percent ownership interest in Union Carbide Subsidiary C, Inc., which included UCC's full ownership interest in Univation Technologies, LLC. This stock dividend was effective on September 29, 2013 and totaled $70 million. During 2012, the Corporation declared and paid dividends totaling $784 million to Dow, which included cash dividends to Dow totaling $775 million and a stock dividend to Dow for its ownership interest in Modeland totaling $9 million.

The Corporation received cash dividends from its investment in Dow Technology Investments, LLC, a related company, of $16 million in 2013 ($25 million in 2012 and $7 million in 2011). These dividends were included in "Sundry income (expense) - net" in the consolidated statements of operations.

In accordance with the Tax Sharing Agreement between the Corporation and Dow, the Corporation makes payments to Dow to cover the Corporation's estimated federal tax liability; payments were $163 million in 2013, zero in 2012 and $227 million in 2011.

NOTE 18 - INCOME TAXES

Domestic and Foreign Components of Income (Loss) Before Income Taxes
In millions	2013	2012	2011
Domestic (1)	$1,077	$(95)	$303
Foreign	(10)	(2)	(1)
Total	$1,067	$(97)	$302

(1)	In 2013, the domestic component of "Income Before Income Taxes" included a gain of $368 million for the sale of Dow's Polypropylene Licensing and Catalysts business.

Provision for Income Taxes
		2013			2012			2011
In millions	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$337	$18	$355	$10	$15	$25	$126	$(41)	$85
State and local	5	(47)	(42)	(5)	(3)	(8)	(2)	(2)	(4)
Foreign	6	—	6	—	—	—	6	—	6
Total	$348	$(29)	$319	$5	$12	$17	$130	$(43)	$87

Reconciliation to U.S. Statutory Rate
In millions	2013	2012	2011
Taxes at U.S. statutory rate	$374	$(34)	$106
Equity earnings effect (1)	(1)	2	—
U.S. business credits	—	—	(6)
Benefit of dividend income from investments in related companies	(6)	(9)	(2)
Audit settlement and court case impact	20	—	—
Unrecognized tax benefits	(30)	9	(1)
Impairment of investment in related company	1	46	—
Federal tax accrual adjustments (1)	(5)	(8)	—
State and local tax impact	(38)	12	(7)
Other - net	4	(1)	(3)
Total tax provision	$319	$17	$87
Effective tax rate	29.9%	(17.5)%	28.8%

(1)	The amount for the noted reconciliation item is immaterial for 2011 and has been included in the “Other - net” category.

The tax rate for 2013 was favorably impacted by changes in valuation allowances in the United States on state income tax attributes, audit settlements and remeasurement of tax positions. The 2013 tax rate was negatively impacted by an unfavorable court ruling in the first quarter of 2013. UCC's reported effective tax rate for 2013 was 29.9 percent.

The tax rate for 2012 was negatively impacted primarily by the minimal tax relief related to the impairment of the investment in related company and the inability to utilize state tax credits. UCC's reported effective tax rate for 2012 was negative 17.5 percent.

The tax rate for 2011 was positively impacted by U.S. state and business credits. These events resulted in an effective tax rate for 2011 that was lower than the U.S. statutory rate. UCC's reported effective tax rate for 2011 was 28.8 percent.

Deferred Tax Balances at December 31 In millions	2013		2012
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property	$—	$235	$—	$202
Tax loss and credit carryforwards	95	—	103	—
Postretirement benefit obligations	706	440	887	403
Other accruals and reserves	656	4	595	4
Inventory	30	—	10	1
Long-term debt	—	1	—	1
Investments	7	—	—	1
Other - net	2	1	28	46
Subtotal	$1,496	$681	$1,623	$658
Valuation allowances	(50)	—	(124)	—
Total	$1,446	$681	$1,499	$658

Gross operating loss carryforwards at December 31, 2013 amounted to $1,188 million compared with $1,255 million at the end of 2012. At December 31, 2013, $584 million of the operating loss carryforwards were subject to expiration in the years 2014 through 2018. The remaining balances expire in years beyond 2018 or have an indefinite carryforward period. Tax credit carryforwards amounted to $7 million at December 31, 2013 and $39 million at December 31, 2012, of which $2 million is subject to expiration in 2014 through 2018. The remaining tax credit carryforwards expire in years beyond 2018 or have an indefinite carryforward period.

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $48 million at December 31, 2013, $53 million at December 31, 2012 and $63 million at December 31, 2011. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

The Corporation had valuation allowances that were primarily related to the realization of recorded tax benefits on state tax loss carryforwards from operations in the United States of $50 million at December 31, 2013 and $124 million at December 31, 2012.

Total Gross Unrecognized Tax Benefits
In millions	2013	2012	2011
Balance at January 1	$166	$161	$163
Increases related to positions taken on items from prior years	1	—	—
Decreases related to positions taken on items from prior years	(7)	—	(1)
Increases related to positions taken in current year	—	8	1
Settlement of uncertain tax positions with tax authorities	(154)	—	—
Decreases due to expiration of statutes of limitations	(2)	(3)	(2)
Balance at December 31	$4	$166	$161

At December 31, 2013, the total amount of unrecognized tax benefits was $4 million ($166 million at December 31, 2012), of which $3 million ($158 million at December 31, 2012) would impact the effective tax rate, if recognized.

Interest and penalties associated with unrecognized tax benefits are recognized as components of “Provision for income taxes” in the consolidated statements of operations and was a benefit of $15 million in 2013, $1 million in 2012 and $2 million in 2011. The Corporation's accrual for interest and penalties was a payable of $1 million at December 31, 2013 and a receivable of $4 million at December 31, 2012.

During 2013, the U.S. Supreme Court denied certiorari in UCC's research tax credit case. Through the denial of certiorari, the U.S. Court of Appeals decision denying UCC's tax credit claim for supplies used in process-related research and development at its manufacturing facilities became final. As a result of this ruling, UCC reversed the uncertain tax positions related to this matter, which resulted in a decrease to "Other noncurrent obligations" and an increase to "Income taxes payable" in the consolidated balance sheets in accordance with the Tax Sharing Agreement between the Corporation and Dow. In addition,

UCC recognized a tax charge of $41 million in the first quarter of 2013 included in "Provision for income taxes" in the consolidated statements of operations. An audit settlement in the second quarter of 2013 resulted in a tax benefit of $22 million, included in "Provision for income taxes" and various balance sheet reclassifications from noncurrent to current accruals and receivables.

Tax years that remain subject to examination for the Corporation's major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31
Jurisdiction	Earliest Open Year
	2013	2012
United States:
Federal income tax	2004	2004
State and local income tax	2004	2004

The Corporation is included in Dow's consolidated federal income tax group and consolidated tax return. Current and deferred tax expenses are calculated for the Corporation as a stand-alone group and are allocated to the group from the consolidated totals. UCC is currently under examination in a number of tax jurisdictions, including the U.S. federal and various state jurisdictions. It is reasonably possible that these examinations may be resolved within twelve months. As a result, it is reasonably possible that the total gross unrecognized tax benefits of the Corporation at December 31, 2013, will be reduced by approximately zero to $4 million from resolution of these examinations.

The reserve for non-income tax contingencies related to issues in the United States was zero at December 31, 2013 and $8 million at December 31, 2012. This is management's best estimate of the potential liability for non-income tax contingencies. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of those accrued will have a material impact on the Corporation's consolidated financial statements.

NOTE 19 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011:

Accumulated Other Comprehensive Income (Loss)
In millions	2013	2012	2011
Cumulative Translation Adjustments at beginning of year	$(56)	$(52)	$(55)
Translation adjustments	(1)	(4)	3
Reclassification to earnings - Sundry income (expense) - net (1)	(21)	—	—
Balance at end of period	$(78)	$(56)	$(52)
Pension and Other Postretirement Benefit Plans at beginning of year	$(1,289)	$(1,080)	$(971)
Net gain (loss) during period (net of tax of $122, $(141), $(84)) (2) (3)	263	(250)	(166)
Amortization of prior service cost included in net periodic pension costs (net of tax of $2, $2, $2) (2) (3)	4	3	3
Amortization of net loss included in net periodic pension costs (net of tax of $33, $22, $31) (2)(3)	55	38	54
Balance at end of period	$(967)	$(1,289)	$(1,080)
Total accumulated other comprehensive loss	$(1,045)	$(1,345)	$(1,132)
(1)    Reclassification resulted from the divestiture of a nonconsolidated affiliate.
(2)    See Note 15 for additional information.
(3)    Tax amounts are included in "Provision for income taxes" in the consolidated statements of operations.

NOTE 20 - BUSINESS AND GEOGRAPHIC AREAS

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

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location. Sales to external customers and long-lived assets by geographic area were as follows:

In millions	United States	Asia Pacific	Rest of World	Total
2013
Sales to external customers (1)	$100	$43	$18	$161
Long-lived assets	$1,197	$6	$36	$1,239
2012
Sales to external customers (1)	$98	$64	$15	$177
Long-lived assets	$1,287	$8	$39	$1,334
2011
Sales to external customers (1)	$126	$45	$15	$186
Long-lived assets	$1,322	$9	$23	$1,354

(1)
Of the total sales to external customers, China represented approximately 21 percent in 2013, 21 percent in 2012 and 7 percent in 2011, and Malaysia represented approximately 4 percent in 2013, 10 percent in 2012 and 5 percent in 2011, both of which are included in Asia Pacific.

Union Carbide Corporation and Subsidiaries
PART II, Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Union Carbide Corporation and Subsidiaries
PART II, Item 9A. Controls and Procedures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by the Annual Report on Form 10-K, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's Disclosure Committee and the Corporation's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 15d - 15(b). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that materially affected or were reasonably likely to materially affect the Corporation's internal control over financial reporting.

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
Management assessed the effectiveness of the Corporation's internal control over financial reporting and concluded that, as of December 31, 2013, such internal control is effective. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework (1992),
The Corporation's internal control over financial reporting was not subject to attestation by the Corporation's independent registered public accounting firm, Deloitte & Touche LLP, pursuant to the rules of the Securities and Exchange Commission that permit the Corporation to provide only management's report. Therefore, this annual report does not include an attestation report regarding internal controls over financial reporting from Deloitte & Touche LLP.
February 14, 2014

/s/ JAMES A. VARILEK	/s/ IGNACIO MOLINA
James A. Varilek President and Chief Executive Officer	Ignacio Molina Vice President, Treasurer and Chief Financial Officer

/s/ RONALD C. EDMONDS
Ronald C. Edmonds, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

Union Carbide Corporation and Subsidiaries
PART II, Item 9B. Other Information.

ITEM 9B. OTHER INFORMATION

None.

Union Carbide Corporation and Subsidiaries
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Dow's Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Dow and its subsidiaries (including the Corporation) by its independent auditor, subject to the de minimus exception for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act, which are approved by Dow's Audit Committee prior to the completion of the audit. The Corporation's management and its Board of Directors subscribe to these policies and procedures. For the years ended December 31, 2013 and 2012, professional services were performed for the Corporation by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the “Deloitte Entities”).

Total fees paid to the Deloitte Entities were:

In thousands	2013	2012
Audit fees (1)	$1,576	$1,621
Audit-related fees (2)	94	250
Total	$1,670	$1,871

(1)
The aggregate fees billed for the audit of the Corporation's annual financial statements, the reviews of the financial statements in Quarterly Reports on Form 10-Q, statutory audits and other regulatory filings.

(2)	For 2012, primarily for agreed-upon procedure engagements.

Union Carbide Corporation and Subsidiaries
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. The Corporation's 2013 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules
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

The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10‑K:

Exhibit No.	Description of Exhibit
10.5.11	Eleventh Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 16, 2013, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors
23	Analysis, Research & Planning Corporation's Consent
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Union Carbide Corporation and Subsidiaries
Trademark Listing

The following trademarks of Union Carbide Corporation or its subsidiaries appear in this report:
CARBOWAX, CELLOSIZE, FLEXOMER, POLYOX, REDI-LINK, SI-LINK, SENTRY, TERGITOL, TRITON, TUFLIN, UCAR, UCARTHERM, UCON, UNIGARD, UNIPOL, UNIPURGE, UNIVAL

The following trademark of The Dow Chemical Company appears in this report: METEOR

The following registered service mark of American Chemistry Council appears in this report: Responsible Care

Union Carbide Corporation and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of February 2014.

UNION CARBIDE CORPORATION

By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on the 14th day of February 2014 by the following persons on behalf of the Registrant and in the capacities indicated:

/s/ JAMES A. VARILEK	/s/ GLENN J. MORAN
James A. Varilek	Glenn J. Moran, Director
President and Chief Executive Officer

/s/ IGNACIO MOLINA	/s/ PATRICK E. GOTTSCHALK
Ignacio Molina Vice President, Treasurer and Chief Financial Officer	Patrick E. Gottschalk, Director

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
2.1
Agreement and Plan of Merger dated as of August 3, 1999 among Union Carbide Corporation, The Dow Chemical Company and Transition Sub Inc. (see Exhibit 2 of the Corporation's Current Report on Form 8-K dated August 3, 1999)

2.2
Agreement for the Sale & Purchase of Shares, dated as of August 17, 2009, among Union Carbide Corporation, UCMG L.L.C. and Petroliam Nasional Berhad (see Exhibit 2.1 of the Corporation's Current Report on Form 8-K dated September 30, 2009)

3.1
Restated Certificate of Incorporation of Union Carbide Corporation under Section 807 of the Business Corporation Law, as filed on May 13, 2008 (see Exhibit 3.1.4 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

3.2	Amended and Restated Bylaws of Union Carbide Corporation, amended as of April 22, 2004 (see Exhibit 3.2 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)
4.1
Indenture dated as of June 1, 1995, between the Corporation and the Chase Manhattan Bank (formerly Chemical Bank), Trustee (see Exhibit 4.1.2 to the Corporation's Form S-3 effective October 13, 1995, Reg. No. 33-60705)

4.2	The Corporation will furnish to the Commission upon request any other debt instrument referred to in Item 601(b)(4)(iii)(A) of Regulation S-K.
10.1
Amended and Restated Service Agreement, effective as of July 1, 2002, between the Corporation and The Dow Chemical Company (see Exhibit 10.23 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.1.1
Service Addendum No. 2 to the Service Agreement, effective as of August 1, 2001, between the Corporation and The Dow Chemical Company (see Exhibit 10.23.2 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.1.2
Restated Service Addendum No. 1 to the Service Agreement, effective as of February 6, 2001, between the Corporation and The Dow Chemical Company (see Exhibit 10.23.3 of the Corporation's 2002 Form 10-K)

10.1.3
Service Addendum No. 3 to the Amended and Restated Service Agreement, effective as of January 1, 2005, between the Corporation and The Dow Chemical Company (see Exhibit 10.1.3 of the Corporation's 2004 Form 10-K)

10.1.4
First Amendment to Amended and Restated Service Agreement, effective as of January 1, 2011, between the Corporation and The Dow Chemical Company (See Exhibit 10.1.4 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.2	Second Amended and Restated Sales Promotion Agreement, effective January 1, 2004, between the Corporation and The Dow Chemical Company (see Exhibit 10.24 of the Corporation's 2003 Form 10-K)
10.2.1
First Amendment to Second Amended and Restated Sales Promotion Agreement, effective as of March 22, 2013, between the Corporation and The Dow Chemical Company (see Exhibit 10.2.1 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

10.3
Third Amended and Restated Agreement (to Provide Materials and Services), dated as of March 1, 2008, between the Corporation and Dow Hydrocarbons and Resources LLC (see Exhibit 10.3 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.4
Amended and Restated Tax Sharing Agreement, effective as of February 7, 2001, between the Corporation and The Dow Chemical Company (see Exhibit 10.27 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.5
Amended and Restated Revolving Credit Agreement dated as of May 28, 2004, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (see Exhibit 10.28 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.5.1
First Amendment dated October 29, 2004 to the Amended and Restated Revolving Credit Agreement, dated as of May 28, 2004, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (see Exhibit 10.5.1 of the Corporation's 2004 Form 10-K)

10.5.2
Second Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 30, 2004, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (see Exhibit 10.5.2 of the Corporation's 2004 Form 10-K)

EXHIBIT NO.	DESCRIPTION
10.5.3
Third Amendment to the Amended and Restated Revolving Credit Agreement, dated as of September 30, 2005, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (see Exhibit 10.5.3 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.5.4
Fourth Amendment to the Amended and Restated Revolving Credit Agreement, dated as of September 30, 2006, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (see Exhibit 10.5.4 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.5.5
Fifth Amendment to the Amended and Restated Revolving Credit Agreement, dated as of September 30, 2007, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (see Exhibit 10.5.5 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.5.6
Sixth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of September 30, 2008, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (see Exhibit 10.5.6 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.5.7
Seventh Amendment to the Amended and Restated Revolving Credit Agreement, effective as of September 30, 2009, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (see Exhibit 10.5.7 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.5.8
Eighth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of September 30, 2010, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (see Exhibit 10.5.8 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.5.9
Ninth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of September 30, 2011, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors (see Exhibit 10.5.9 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.5.10
Tenth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 6, 2012, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors. (see Exhibit 10.5.10 of the Corporation's 2012 10-K)

10.5.11	Eleventh Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 16, 2013, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors
10.6
Amended and Restated Pledge and Security Agreement dated as of May 28, 2004, between the Corporation and The Dow Chemical Company (see Exhibit 10.29 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.7
Second Amended and Restated Revolving Loan Agreement, effective as of November 1, 2005, between the Corporation and The Dow Chemical Company (see Exhibit 10.7 of the Corporation's 2005 Annual Report on Form 10‑K)

10.7.1
First Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of December 31, 2007, between the Corporation and The Dow Chemical Company (see Exhibit 10.7.1 of the Corporation's 2007 Annual Report on Form 10-K)

10.7.2
Second Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of August 1, 2009, between the Corporation and The Dow Chemical Company (see Exhibit 10.7.2 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.7.3
Third Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of February 1, 2010, between the Corporation and The Dow Chemical Company (see Exhibit 10.7.3 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.7.4
Fourth Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of August 1, 2010, between the Corporation and The Dow Chemical Company (see Exhibit 10.7.4 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.7.5
Fifth Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of August 1, 2011, between the Corporation and The Dow Chemical Company (see Exhibit 10.7.5 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

EXHIBIT NO.	DESCRIPTION
10.7.6
Sixth Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of April 1, 2012, between the Corporation and The Dow Chemical Company (see Exhibit 10.7.6 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

10.7.7
Seventh Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of August 1, 2013, between the Corporation and The Dow Chemical Company (see Exhibit 10.7.7 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

10.8
Purchase and Sale Agreement dated as of September 30, 2005, between Catalysts, Adsorbents and Process Systems, Inc. and Honeywell Specialty Materials LLC (see Exhibit 10.8 of the Corporation's Quarterly Report on Form 10‑Q for the quarter ended September 30, 2005)

10.9
Contribution Agreement dated as of December 21, 2007, among the Corporation, Dow International Holdings Company and The Dow Chemical Company (see Exhibit 10.9 of the Corporation's 2007 Annual Report on Form 10‑K)

21	Omitted pursuant to General Instruction I of Form 10‑K
23	Analysis, Research & Planning Corporation's Consent
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Wherever an exhibit listed above refers to another exhibit or document (e.g., "see Exhibit 6 of . . ."), that exhibit or document is incorporated herein by such reference.

A copy of any exhibit listed above may be obtained on written request to the Secretary's Office, Union Carbide Corporation, 1254 Enclave Parkway, Houston, Texas 77077.