Form 10-Q
period 2014-03-31
UNION CARBIDE CORP /NEW/
filed 2014-04-29
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2014

or

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
☐ Yes    ☑ No

At March 31, 2014, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2014

Union Carbide Corporation and Subsidiaries

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Management's Discussion and Analysis,” and “Risk Factors.” These forward-looking statements are generally identified by the words or phrases “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “may,” “opportunity,” “plan,” “project,” “should,” “strategy,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (see Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013). Union Carbide Corporation undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2014	Mar 31, 2013
Net trade sales	$26	$40
Net sales to related companies	1,632	1,675
Total Net Sales	1,658	1,715
Cost of sales	1,525	1,572
Research and development expenses	6	8
Selling, general and administrative expenses	2	3
Equity in earnings of nonconsolidated affiliates	—	32
Sundry income (expense) - net	(9)	(16)
Interest income	3	3
Interest expense and amortization of debt discount	7	7
Income Before Income Taxes	112	144
Provision for income taxes	37	92
Net Income Attributable to Union Carbide Corporation	$75	$52

Depreciation	$44	$51
Capital Expenditures	$25	$18
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2014	Mar 31, 2013
Net Income Attributable to Union Carbide Corporation	$75	$52
Other Comprehensive Income, Net of Tax
Translation adjustments	—	—
Pension and other postretirement benefit plans adjustments	10	14
Total other comprehensive income	10	14
Comprehensive Income Attributable to Union Carbide Corporation	$85	$66
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Mar 31, 2014	Dec 31, 2013
Assets
Current Assets
Cash and cash equivalents	$27	$33
Accounts receivable:
Trade (net of allowance for doubtful receivables 2014: $-; 2013: $-)	28	25
Related companies	310	390
Other	91	80
Notes receivable from related companies	2,114	2,404
Inventories	454	404
Deferred income taxes and other current assets	93	101
Total current assets	3,117	3,437
Investments
Investments in related companies	823	823
Investments in nonconsolidated affiliates	6	6
Other investments	8	9
Noncurrent receivables	30	30
Noncurrent receivables from related companies	159	166
Total investments	1,026	1,034
Property
Property	7,103	7,079
Less accumulated depreciation	5,884	5,840
Net property	1,219	1,239
Other Assets
Intangible assets (net of accumulated amortization 2014: $72; 2013: $72)	11	10
Deferred income tax assets - noncurrent	696	692
Asbestos-related insurance receivables - noncurrent	78	86
Deferred charges and other assets	50	51
Total other assets	835	839
Total Assets	$6,197	$6,549
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$32	$34
Accounts payable:
Trade	263	215
Related companies	412	398
Other	31	21
Income taxes payable	64	213
Asbestos-related liabilities - current	114	91
Accrued and other current liabilities	168	182
Total current liabilities	1,084	1,154
Long-Term Debt	471	471
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	671	684
Asbestos-related liabilities - noncurrent	400	434
Other noncurrent obligations	102	95
Total other noncurrent liabilities	1,173	1,213
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	312	312
Retained earnings	4,192	4,442
Accumulated other comprehensive loss	(1,035)	(1,045)
Union Carbide Corporation's stockholder's equity	3,469	3,709
Noncontrolling interests	—	2
Total equity	3,469	3,711
Total Liabilities and Equity	$6,197	$6,549
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar 31, 2014	Mar 31, 2013
Operating Activities
Net Income Attributable to Union Carbide Corporation	$75	$52
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49	56
Provision (credit) for deferred income tax	(9)	6
Earnings of nonconsolidated affiliates in excess of dividends received	—	(29)
Pension contributions	—	(40)
Other gains, net	—	(1)
Changes in assets and liabilities:
Accounts and notes receivable	(9)	2
Related company receivables	370	64
Inventories	(50)	(25)
Accounts payable	58	(49)
Related company payables	12	(18)
Other assets and liabilities	(159)	84
Cash provided by operating activities	337	102
Investing Activities
Capital expenditures	(25)	(18)
Change in noncurrent receivable from related company	7	16
Cash used in investing activities	(18)	(2)
Financing Activities
Dividends paid to stockholder	(325)	(100)
Cash used in financing activities	(325)	(100)
Summary
Decrease in cash and cash equivalents	(6)	—
Cash and cash equivalents at beginning of year	33	18
Cash and cash equivalents at end of period	$27	$18
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2014	Mar 31, 2013
Common Stock
Balance at beginning of year and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of year and end of period	312	312
Retained Earnings
Balance at beginning of year	4,442	4,355
Net Income Attributable to Union Carbide Corporation	75	52
Dividends declared	(325)	(100)
Balance at end of period	4,192	4,307
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of year	(1,045)	(1,345)
Other comprehensive income	10	14
Balance at end of period	(1,035)	(1,331)
Union Carbide Corporation's Stockholder's Equity	3,469	3,288
Noncontrolling Interests	—	2
Total Equity	$3,469	$3,290
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

Intercompany transactions and balances are eliminated in consolidation. Transactions with the Corporation’s parent company, Dow, and other Dow subsidiaries have been reflected as related company transactions in the consolidated financial statements. See Note 9 for further discussion.

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
During the first quarter of 2014, the Corporation adopted Accounting Standards Update ("ASU") 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date," which defines how entities measure obligations from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date and for which no guidance existed, except for obligations addressed within existing guidance in U.S. GAAP. The guidance also requires entities to disclose the nature and amount of the obligation as well as other information about those obligations. The adoption of this standard did not have a material impact on the consolidated financial statements.

During the first quarter of 2014, the Corporation adopted ASU 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," which defines the treatment of the release of cumulative translation

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

adjustments upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The adoption of this standard did not have a material impact on the consolidated financial statements.

During the first quarter of 2014, the Corporation adopted ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which defines the presentation requirements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements, impacting the classification of unrecognized tax benefit between "Deferred income taxes" and "Income taxes payable" in the consolidated balance sheets. The adoption of this standard did not have a material impact on the consolidated financial statements.

Accounting Guidance Issued But Not Yet Adopted
In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. The Corporation is currently evaluating the impact of adopting this guidance.

NOTE 3 - RESTRUCTURING
On October 22, 2012, the Board of Directors of the Corporation approved a restructuring plan to improve the cost effectiveness of the Corporation's global operations. The restructuring plan will affect approximately 100 positions and result in the shutdown of certain manufacturing facilities. These actions are expected to be completed primarily by March 31, 2015.

As a result of the restructuring activities, the Corporation recorded pretax restructuring charges of $71 million in the fourth quarter of 2012 consisting of costs associated with exit or disposal activities of $13 million, severance costs of $10 million and asset write-downs and write-offs of $48 million. The impact of these charges was shown as "Restructuring charges" in the consolidated statements of operations.

Severance
The restructuring charges in the fourth quarter of 2012 included severance of $10 million for the separation of approximately 100 employees under the terms of the Corporation's ongoing benefit arrangements, primarily by March 31, 2015. At December 31, 2013, severance of $6 million was paid and a liability of $4 million remained for 21 employees. In the first three months of 2014, severance of $1 million was paid leaving a liability of $3 million for approximately 15 employees at March 31, 2014.

The following table summarizes the activities related to the Corporation's restructuring reserve:

Restructuring Activities	Costs Associated with Exit or Disposal Activities	Severance Costs
In millions			Total
Reserve balance at December 31, 2013	$11	$4	$15
Cash payments	—	(1)	(1)
Reserve balance at March 31, 2014	$11	$3	$14

The reserve balance is included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

The Corporation expects to incur additional costs in the future related to its restructuring activities, as UCC continually looks for ways to enhance the efficiency and cost effectiveness of its operations. Future costs are expected to include demolition costs related to closed facilities; these will be recognized as incurred. The Corporation also expects to incur additional employee-

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

NOTE 4 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Mar 31, 2014	Dec 31, 2013
Finished goods	$281	$233
Work in process	33	31
Raw materials	43	50
Supplies	97	90
Total inventories	$454	$404

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $151 million at March 31, 2014 and $132 million at December 31, 2013.

NOTE 5 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	At March 31, 2014			At December 31, 2013
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(33)	$—
Software	50	(39)	11	49	(39)	10
Total intangible assets	$83	$(72)	$11	$82	$(72)	$10

Total estimated amortization expense for 2014 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2014	$2
2015	$2
2016	$3
2017	$2
2018	$1
2019	$1

NOTE 6 - FINANCIAL INSTRUMENTS
Investments
The Corporation's investments in marketable securities include debt securities which are classified as available-for-sale. At March 31, 2014, the Corporation held $5 million in debt securities ($5 million at December 31, 2013), which had contractual maturities of less than 10 years. These securities are recorded at fair value, which approximates cost, and are included in “Other investments” in the consolidated balance sheets and classified as Level 2 measurements. There were no proceeds from sales of marketable securities for the three-month periods ended March 31, 2014 and March 31, 2013.

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
Long-Term Debt
The Corporation has long-term debt of $471 million in the consolidated balance sheets at March 31, 2014 ($471 million at December 31, 2013). At March 31, 2014, the fair value of this long-term debt was $576 million ($556 million at December 31, 2013) and is classified as a Level 2 measurement. Fair value is determined in a manner similar to the methods described above for investments.
Cost approximates fair value for all other financial instruments.

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At March 31, 2014, the Corporation had accrued obligations of $134 million for probable environmental remediation and restoration costs, including $26 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation’s results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2013, the Corporation had accrued obligations of $126 million for probable environmental remediation and restoration costs, including $23 million for the remediation of Superfund sites.

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

Estimating the Liability
Based on a study completed by Analysis, Research & Planning Corporation (“ARPC”) in January 2003, the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Since then, the Corporation has compared current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the accrual

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

continues to be appropriate. In addition, the Corporation has requested ARPC to review the Corporation’s historical asbestos claim and resolution activity each year since 2004 to determine the appropriateness of updating the most recent ARPC study.

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

In October 2013, the Corporation requested ARPC to review its historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2012 study. In response to that request, ARPC reviewed and analyzed data through September 30, 2013. In December 2013, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its December 2012 study and, therefore, the estimate in that study remained applicable. Based on the Corporation's own review of the asbestos claim and resolution activity and ARPC's response, the Corporation determined that no change to the accrual was required. The Corporation's asbestos-related liability for pending and future claims was $501 million at December 31, 2013 and approximately 19 percent of the recorded liability related to pending claims and approximately 81 percent related to future claims.

Based on the Corporation’s review of 2014 activity, it was determined that no adjustment to the accrual was required at March 31, 2014. The Corporation’s asbestos-related liability for pending and future claims was $485 million at March 31, 2014. Approximately 20 percent of the recorded liability related to pending claims and approximately 80 percent related to future claims.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that were not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, the Corporation has reached settlements with several of the carriers involved in the Insurance Litigation and continues to pursue settlements with the remaining carriers. The Corporation’s receivable for insurance recoveries related to its asbestos liability was $25 million at March 31, 2014 and $25 million at December 31, 2013.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Mar 31, 2014	Dec 31, 2013
Receivables for defense and resolution costs - carriers with settlement agreements	$63	$66
Receivables for insurance recoveries - carriers without settlement agreements	25	25
Total	$88	$91

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs was $25 million for the first quarter of 2014 ($22 million in the first quarter of 2013), and reflected in “Cost of sales” in the consolidated statements of income.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Purchase Commitments
At December 31, 2013, the Corporation had various outstanding commitments for take-or-pay agreements, with remaining terms extending from two to fourteen years. Such commitments were not in excess of current market prices. The fixed and determinable portion of obligations under purchase commitments at December 31, 2013 is presented in the table below. There have been no material changes to purchase commitments since December 31, 2013.

Fixed and Determinable Portion of Take-or-Pay Obligations at December 31, 2013 In millions
2014	$29
2015	29
2016	27
2017	27
2018	24
2019 and beyond	90
Total	$226

NOTE 8 - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	Mar 31, 2014	Mar 31, 2013
Defined Benefit Pension Plans:
Service cost	$8	$8
Interest cost	46	41
Expected return on plan assets	(58)	(58)
Amortization of prior service cost	1	2
Amortization of net loss	17	22
Net periodic benefit cost	$14	$15

Other Postretirement Benefits:
Interest cost	$3	$4
Amortization of net gain	(2)	—
Net periodic benefit cost	$1	$4

NOTE 9 - RELATED PARTY TRANSACTIONS
The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s intercompany pricing policies. Beginning in 2013, after each quarter, the Corporation and Dow analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) - net” in the consolidated statements of income. Purchases from that Dow subsidiary were $763 million in the first quarter of 2014 ($782 million in the first quarter of 2013).

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

This agreement resulted in expense of approximately $6 million in the first quarter of 2014 ($7 million in the first quarter of 2013) for general administrative and overhead type services and the 10 percent service fee, included in “Sundry income (expense) - net” in the consolidated statements of income. The remaining activity-based costs were approximately $12 million in the first quarter of 2014 ($11 million in the first quarter of 2013) and were included in “Cost of sales” in the consolidated statements of income.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At March 31, 2014, the Corporation had a note receivable of $2.1 billion ($2.4 billion at December 31, 2013) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2014. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At March 31, 2014, $867 million ($843 million at December 31, 2013) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

In the first quarter of 2014, the Corporation declared and paid a cash dividend of $325 million to Dow. In the first quarter of 2013, the Corporation declared and paid a dividend of $100 million to Dow.

The Corporation received $5 million of cash dividends from its related company investments in the first quarter of 2014 (zero in the first quarter of 2013). These dividends are included in “Sundry income (expense) – net” in the consolidated statements of income.

NOTE 10 - INCOME TAXES
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

Interest and penalties associated with uncertain tax positions, including the matters that resulted in the adjustment of uncertain tax positions, are recognized as components of "Provision for income taxes" in the consolidated statements of income and totaled a benefit of $3 million at March 31, 2014 (insignificant at March 31, 2013).

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2014 and 2013:

Accumulated Other Comprehensive Income (Loss)	Three Months Ended
In millions	Mar 31, 2014	Mar 31, 2013
Cumulative Translation Adjustments at beginning of year and end of period	$(78)	$(56)
Pension and Other Postretirement Benefit Plans at beginning of year	(967)	(1,289)
Adjustments to pension and other postretirement benefit plans (net of tax of $6, $9) (1) (2)	10	14
Balance at end of period	$(957)	$(1,275)
Total Accumulated Other Comprehensive Loss	$(1,035)	$(1,331)

(1)	Included in "Net periodic benefit cost." See Note 8 for additional information.

(2)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the three-month period ended March 31, 2014, the most recent period, compared with the three-month period ended March 31, 2013, the corresponding period in the preceding fiscal year.

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

RESULTS OF OPERATIONS
Total net sales were $1,658 million in the first quarter of 2014 compared with $1,715 million for the first quarter of 2013, a decrease of 3 percent. Net sales to related companies, principally to Dow based on market prices for the related products, for the first quarter of 2014 were $1,632 million compared with $1,675 million for the first quarter of 2013, a decrease of 3 percent.

Average selling prices for most products increased in the first quarter of 2014 compared with the first quarter of 2013. This increase was driven by higher feedstock and energy costs as well as competitive pricing strategies. Sales volumes decreased in the first quarter of 2014 compared with the first quarter of 2013, primarily driven by lower demand, planned maintenance turnarounds and impact of cold weather in North America.

Cost of sales decreased 3 percent to $1,525 million in the first quarter of 2014 from $1,572 million in the first quarter of 2013. This decrease was driven by decreased sales volume which was partially offset by increased feedstock and energy costs, planned maintenance turnarounds at the St. Charles, Seadrift and Texas City plants, as well as unplanned production outages due to weather.

Research and development expenses were $6 million in the first quarter of 2014 compared with $8 million in the first quarter of 2013, a decrease of 25 percent. This decrease is a result of cost reduction initiatives as well as the divestiture of Dow's Polypropylene Licensing and Catalysts business in the fourth quarter of 2013.

Equity in earnings of nonconsolidated affiliates was zero in the first quarter of 2014 compared with $32 million in the first quarter of 2013. This decrease is due to the stock dividend that UCC declared to Dow of its 100 percent ownership interest in Union Carbide Subsidiary C, Inc., which included UCC's full ownership interest in Univation Technologies, LLC in the third quarter of 2013.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividend income from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) - net for the first quarter of 2014 was expense of $9 million compared with expense of $16 million for the first quarter of 2013. This decrease in expense was primarily due to an increase in dividend income from related company investments and reductions in general administrative and overhead service billings from Dow and commission expense from related companies. See Note 9 to the Consolidated Financial Statements for additional information.

Interest income of $3 million in the first quarter of 2014 was flat compared with the first quarter of 2013. Interest expense and amortization of debt discount was $7 million for the first quarter of 2014 compared with $7 million in the first quarter of 2013.

The Corporation reported a tax provision of $37 million in the first quarter of 2014, which resulted in an effective tax rate of 33.0 percent. This compared with a tax provision of $92 million in the first quarter of 2013, which resulted in an effective tax rate of 63.9 percent. The effective tax rate fluctuates based on, among other factors, where income is earned, dividends received from investments in related companies and the level of income relative to tax credits available. The decrease in the first quarter of 2014 tax rate compared with the first quarter of 2013 tax rate was primarily due to a tax charge resulting from an

Union Carbide Corporation and Subsidiaries

unfavorable court ruling in UCC's research tax credit case in the first quarter of 2013. See Note 10 to the Consolidated Financial Statements for additional information.

The Corporation reported net income of $75 million for the first quarter of 2014 compared with $52 million in the first quarter of 2013, reflecting improved selling prices and an improved tax rate after a settlement of an uncertain tax position in the first quarter of 2013, partially offset by a reduction in sales volume and a decrease in equity earnings.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 10-K”) describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The Corporation’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2013 10-K. Since December 31, 2013, there have been no material changes in the Corporation’s critical accounting policies.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem, based on criteria developed by Union Carbide and its external consultants:

	2014	2013
Claims unresolved at January 1	29,005	33,449
Claims filed	2,536	2,868
Claims settled, dismissed or otherwise resolved	(2,392)	(2,940)
Claims unresolved at March 31	29,149	33,377
Claimants with claims against both UCC and Amchem	(8,354)	(9,744)
Individual claimants at March 31	20,795	23,633

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

For additional information see Asbestos-Related Matters in Note 7 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

Union Carbide Corporation and Subsidiaries

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at March 31, 2014.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
No material developments in asbestos-related matters occurred during the first quarter of 2014. For a summary of the history and current status of asbestos-related matters, see Note 7 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters.

ITEM 1A.  RISK FACTORS
There were no material changes in the Corporation's risk factors in the first quarter of 2014.

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

Date: April 29, 2014
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