Form 10-Q
period 2014-06-30
UNION CARBIDE CORP /NEW/
filed 2014-07-29
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2014

or

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
☐ Yes    ☑ No

At June 30, 2014, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Net trade sales	$24	$52	$50	$92
Net sales to related companies	1,766	1,670	3,398	3,345
Total Net Sales	1,790	1,722	3,448	3,437
Cost of sales	1,534	1,630	3,059	3,202
Research and development expenses	5	5	11	13
Selling, general and administrative expenses	3	3	5	6
Equity in earnings of nonconsolidated affiliates	4	28	4	60
Sundry income (expense) - net	(3)	(11)	(12)	(27)
Interest income	3	2	6	5
Interest expense and amortization of debt discount	8	8	15	15
Income Before Income Taxes	244	95	356	239
Provision for income taxes	77	15	114	107
Net Income Attributable to Union Carbide Corporation	$167	$80	$242	$132

Depreciation	$44	$50	$88	$101
Capital Expenditures	$39	$29	$64	$47
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Net Income Attributable to Union Carbide Corporation	$167	$80	$242	$132
Other Comprehensive Income, Net of Tax
Translation adjustments	(1)	—	(1)	—
Pension and other postretirement benefit plans adjustments	10	15	20	29
Total other comprehensive income	9	15	19	29
Comprehensive Income Attributable to Union Carbide Corporation	$176	$95	$261	$161
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Jun 30, 2014	Dec 31, 2013
Assets
Current Assets
Cash and cash equivalents	$28	$33
Accounts receivable:
Trade (net of allowance for doubtful receivables 2014: $-; 2013: $-)	26	25
Related companies	353	390
Other	86	80
Notes receivable from related companies	1,919	2,404
Inventories	427	404
Deferred income taxes and other current assets	102	101
Total current assets	2,941	3,437
Investments
Investments in related companies	823	823
Investments in nonconsolidated affiliates	10	6
Other investments	8	9
Noncurrent receivables	34	30
Noncurrent receivables from related companies	139	166
Total investments	1,014	1,034
Property
Property	7,124	7,079
Less accumulated depreciation	5,913	5,840
Net property	1,211	1,239
Other Assets
Intangible assets (net of accumulated amortization 2014: $73; 2013: $72)	12	10
Deferred income tax assets - noncurrent	707	692
Asbestos-related insurance receivables - noncurrent	78	86
Deferred charges and other assets	48	51
Total other assets	845	839
Total Assets	$6,011	$6,549
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$36	$34
Accounts payable:
Trade	258	215
Related companies	387	398
Other	29	21
Income taxes payable	73	213
Asbestos-related liabilities - current	123	91
Accrued and other current liabilities	173	182
Total current liabilities	1,079	1,154
Long-Term Debt	471	471
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	664	684
Asbestos-related liabilities - noncurrent	389	434
Other noncurrent obligations	93	95
Total other noncurrent liabilities	1,146	1,213
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	312	312
Retained earnings	4,029	4,442
Accumulated other comprehensive loss	(1,026)	(1,045)
Union Carbide Corporation's stockholder's equity	3,315	3,709
Noncontrolling interests	—	2
Total equity	3,315	3,711
Total Liabilities and Equity	$6,011	$6,549
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	Jun 30, 2014	Jun 30, 2013
Operating Activities
Net Income Attributable to Union Carbide Corporation	$242	$132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98	110
Provision (credit) for deferred income tax	(22)	6
Earnings of nonconsolidated affiliates in excess of dividends received	(4)	(33)
Net gain on sales of property	(3)	—
Pension contributions	(1)	(79)
Other gains, net	(1)	—
Changes in assets and liabilities:
Accounts and notes receivable	(2)	(13)
Related company receivables	522	330
Inventories	(23)	(12)
Accounts payable	53	(16)
Related company payables	(9)	(50)
Other assets and liabilities	(171)	(165)
Cash provided by operating activities	679	210
Investing Activities
Capital expenditures	(64)	(47)
Change in noncurrent receivable from related company	27	18
Proceeds from sales of property	8	—
Cash used in investing activities	(29)	(29)
Financing Activities
Dividends paid to stockholder	(655)	(169)
Cash used in financing activities	(655)	(169)
Summary
Increase (decrease) in cash and cash equivalents	(5)	12
Cash and cash equivalents at beginning of year	33	18
Cash and cash equivalents at end of period	$28	$30
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Six Months Ended
In millions (Unaudited)	Jun 30, 2014	Jun 30, 2013
Common Stock
Balance at beginning of year and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of year and end of period	312	312
Retained Earnings
Balance at beginning of year	4,442	4,355
Net Income Attributable to Union Carbide Corporation	242	132
Dividends declared	(655)	(169)
Balance at end of period	4,029	4,318
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of year	(1,045)	(1,345)
Other comprehensive income	19	29
Balance at end of period	(1,026)	(1,316)
Union Carbide Corporation's Stockholder's Equity	3,315	3,314
Noncontrolling Interests	—	2
Total Equity	$3,315	$3,316
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

Accounting Guidance Issued But Not Yet Adopted as of June 30, 2014
In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. The Corporation is currently evaluating the impact of adopting this guidance.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Corporation is currently evaluating the impact of adopting this guidance.

In June 2014, the FASB issued ASU 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures," which amends the accounting guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings and introduces additional disclosure requirements. The new guidance is effective for annual and interim reporting periods beginning on or after December 15, 2014, and early adoption is not permitted. The Corporation is currently evaluating the impact of adopting this guidance.

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

Severance
The restructuring charges in the fourth quarter of 2012 included severance of $10 million for the separation of approximately 100 employees under the terms of the Corporation's ongoing benefit arrangements, primarily by March 31, 2015. At December 31, 2013, severance of $6 million was paid and a liability of $4 million remained for 21 employees. In the first six months of 2014, severance of $1 million was paid leaving a liability of $3 million for approximately 14 employees at June 30, 2014.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes the activities related to the Corporation's restructuring reserve:

Restructuring Activities	Costs Associated with Exit or Disposal Activities	Severance Costs
In millions			Total
Reserve balance at December 31, 2013	$11	$4	$15
Cash payments	—	(1)	(1)
Reserve balance at March 31, 2014	$11	$3	$14
Cash payments	(1)	—	(1)
Reserve balance at June 30, 2014	$10	$3	$13

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

NOTE 4 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Jun 30, 2014	Dec 31, 2013
Finished goods	$264	$233
Work in process	32	31
Raw materials	38	50
Supplies	93	90
Total inventories	$427	$404

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $145 million at June 30, 2014 and $132 million at December 31, 2013.

NOTE 5 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	At June 30, 2014			At December 31, 2013
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(33)	$—
Software	52	(40)	12	49	(39)	10
Total intangible assets	$85	$(73)	$12	$82	$(72)	$10

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Total estimated amortization expense for 2014 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2014	$2
2015	$2
2016	$3
2017	$2
2018	$2
2019	$1

NOTE 6 - FINANCIAL INSTRUMENTS
Investments
The Corporation's investments in marketable securities include debt securities which are classified as available-for-sale. At June 30, 2014, the Corporation held $5 million in debt securities ($5 million at December 31, 2013), which had contractual maturities of less than 10 years. These securities are recorded at fair value, which approximates cost, and are included in “Other investments” in the consolidated balance sheets and classified as Level 2 measurements. There were no proceeds from sales of marketable securities for the six-month periods ended June 30, 2014 and June 30, 2013.

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
Long-Term Debt
The Corporation has long-term debt of $471 million in the consolidated balance sheets at June 30, 2014 ($471 million at December 31, 2013). At June 30, 2014, the fair value of this long-term debt was $599 million ($556 million at December 31, 2013) and is classified as a Level 2 measurement. Fair value is determined in a manner similar to the methods described above for investments.
Cost approximates fair value for all other financial instruments.

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At June 30, 2014, the Corporation had accrued obligations of $126 million for probable environmental remediation and restoration costs, including $25 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation’s results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2013, the Corporation had accrued obligations of $126 million for probable environmental remediation and restoration costs, including $23 million for the remediation of Superfund sites.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

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

Based on the Corporation’s review of 2014 activity, it was determined that no adjustment to the accrual was required at June 30, 2014. The Corporation’s asbestos-related liability for pending and future claims was $474 million at June 30, 2014. Approximately 22 percent of the recorded liability related to pending claims and approximately 78 percent related to future claims.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that were not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, the Corporation has reached settlements with several of the carriers involved in the Insurance Litigation and continues to pursue a settlement with the remaining carrier. The Corporation’s receivable for insurance recoveries related to its asbestos liability was $23 million at June 30, 2014 and $25 million at December 31, 2013.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Jun 30, 2014	Dec 31, 2013
Receivables for defense and resolution costs - carriers with settlement agreements	$65	$66
Receivables for insurance recoveries - carriers without settlement agreements	23	25
Total	$88	$91

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs was $29 million for the second quarter of 2014 ($29 million in the second quarter of 2013), $54 million for the first six months of 2014 ($51 million for the first six months of 2013) and reflected in “Cost of sales” in the consolidated statements of income.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Purchase Commitments
At June 30, 2014, the Corporation had various outstanding commitments for take-or-pay agreements, with remaining terms extending from two to fourteen years. Such commitments were not in excess of current market prices. The fixed and determinable portion of obligations under purchase commitments at June 30, 2014 is presented in the table below:

Annual Fixed and Determinable Portion of Take-or-Pay Obligations at June 30, 2014 In millions
2014	$26
2015	24
2016	22
2017	22
2018	20
2019 and beyond	76
Total	$190

NOTE 8 - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Defined Benefit Pension Plans:
Service cost	$8	$8	$16	$16
Interest cost	46	41	92	82
Expected return on plan assets	(58)	(58)	(116)	(116)
Amortization of prior service cost	1	2	2	4
Amortization of net loss	17	22	34	44
Net periodic benefit cost	$14	$15	$28	$30

Other Postretirement Benefits:
Interest cost	$3	$4	$6	$8
Amortization of net gain	(2)	—	(4)	—
Net periodic benefit cost	$1	$4	$2	$8

NOTE 9 - RELATED PARTY TRANSACTIONS
The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s intercompany pricing policies. Beginning in 2013, after each quarter, the Corporation and Dow analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) - net” in the consolidated statements of income. Purchases from that Dow subsidiary were $668 million in the second quarter of 2014 ($732 million in the second quarter of 2013) and $1,431 million during the first six months of 2014 ($1,514 million during the first six months of 2013).

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

This agreement resulted in expense of approximately $7 million in the second quarter of 2014 ($6 million in the second quarter of 2013) and $13 million for the first six months of 2014 ($13 million for the first six months of 2013) for general administrative and overhead type services and the 10 percent service fee, included in “Sundry income (expense) - net” in the consolidated statements of income. The remaining activity-based costs were approximately $12 million in the second quarter of 2014 ($13 million in the second quarter of 2013) and $24 million in the first six months of 2014 ($24 million in the first six months of 2013), and were included in “Cost of sales” in the consolidated statements of income.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At June 30, 2014, the Corporation had a note receivable of $1.9 billion ($2.4 billion at December 31, 2013) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2014. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At June 30, 2014, $867 million ($843 million at December 31, 2013) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

On a quarterly basis, the Corporation's Board of Directors reviews and approves a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. In the second quarter of 2014, the Corporation declared and paid a cash dividend of $330 million to Dow; dividends to Dow totaled $655 million for the first six months of 2014. In the second quarter of 2013, the Corporation declared and paid a dividend of $69 million to Dow; dividends to Dow totaled $169 million in the first six months of 2013.

The Corporation received $4 million of cash dividends from its related company investments in the second quarter of 2014 and $9 million during the first six months of 2014 ($5 million in the second quarter of 2013 and during the first six months of 2013). These dividends are included in “Sundry income (expense) – net” in the consolidated statements of income.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 10 - INCOME TAXES
During the first quarter of 2013, the U.S. Supreme Court denied certiorari in UCC's research tax credit case. Through the denial of certiorari, the U.S. Court of Appeals decision denying UCC's tax credit claim for supplies used in process-related research and development at its manufacturing facilities became final. As a result of this ruling, UCC reversed the uncertain tax positions related to this matter, which resulted in a decrease to "Other noncurrent obligations" and an increase to "Income taxes payable" in the consolidated balance sheets in accordance with the Tax Sharing Agreement between the Corporation and Dow. In addition, UCC recognized a tax charge of $41 million in the first quarter of 2013 included in "Provision for income taxes" in the consolidated statements of income. An audit settlement in the second quarter of 2013 resulted in a tax benefit of $22 million, included in "Provision for income taxes" in the consolidated statements of income and various balance sheet reclassifications from noncurrent to current accruals and receivables.

The Corporation's accrual for interest and penalties associated with uncertain tax positions, including the matters that resulted in the adjustment of uncertain tax positions, are recognized as components of "Provision for income taxes" in the consolidated statements of income and were insignificant for the three months ended June 30, 2014 (a benefit of $14 million for the three months ended June 30, 2013). During the six months ended June 30, 2014, the Corporation recognized a benefit of $3 million for the interest and penalties associated with uncertain tax positions (a benefit of $14 million for the six months ended June 30, 2013).

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the six-month periods ended June 30, 2014 and 2013:

Accumulated Other Comprehensive Income (Loss)	Six Months Ended
In millions	Jun 30, 2014	Jun 30, 2013
Cumulative Translation Adjustments at beginning of year	$(78)	$(56)
Reclassification to earnings - Sundry income (expense) - net	(1)	—
Balance at end of period	$(79)	$(56)
Pension and Other Postretirement Benefit Plans at beginning of year	(967)	(1,289)
Adjustments to pension and other postretirement benefit plans (net of tax of $12, $18) (1) (2)	20	29
Balance at end of period	$(947)	$(1,260)
Total Accumulated Other Comprehensive Loss	$(1,026)	$(1,316)

(1)	Included in "Net periodic benefit cost." See Note 8 for additional information.

(2)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the six-month period ended June 30, 2014, the most recent period, compared with the six-month period ended June 30, 2013, the corresponding period in the preceding fiscal year.

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

RESULTS OF OPERATIONS
Total net sales were $1,790 million in the second quarter of 2014 compared with $1,722 million for the second quarter of 2013, an increase of 4 percent. Total net sales were $3,448 million for the first six months of 2014 compared with $3,437 million for the first six months of 2013, essentially flat. Net sales to related companies, principally to Dow based on market prices for the related products, for the second quarter of 2014 were $1,766 million compared with $1,670 million for the second quarter of 2013, an increase of 6 percent. Net sales to related companies were $3,398 million for the first six months of 2014 compared with $3,345 million for the first six months of 2013, an increase of 2 percent.

Average selling prices for most products increased in the second quarter of 2014 compared with the second quarter of 2013. This increase was driven by higher feedstock and energy costs as well as competitive pricing strategies. Sales volume decreased in the second quarter of 2014 compared with the second quarter of 2013, primarily driven by lower demand for olefins, tight supply of oxo alcohols, which was impacted by a planned maintenance turnaround, and the impact of Dow's divestiture of the Polypropylene Licensing and Catalysts business in the fourth quarter of 2013, which were partially offset by increased demand for acrylates and gas phase polyethylene and higher operating rates.

For the first six months of 2014, average selling prices for most products increased compared with the first six months of 2013 in response to higher feedstock and energy costs as well as competitive pricing strategies. Sales volume for the first six months of 2014 decreased compared with the first six months of 2013, primarily due to tight supply of vinyl acetate monomers, which was impacted by planned maintenance turnarounds and unplanned outages, lower demand for olefins and ethylene glycols, and the impact of Dow's divestiture of the Polypropylene Licensing and Catalysts business in the fourth quarter of 2013, which were partially offset by increased demand for gas phase polyethylene and higher operating rates.

Cost of sales decreased 6 percent to $1,534 million in the second quarter of 2014 from $1,630 million in the second quarter of 2013. Cost of sales decreased 4 percent to $3,059 million in the first six months of 2014 from $3,202 million in the first six months of 2013. Decreases from the three- and six-month periods ended June 30, 2013 were driven by lower operating costs, including lower recommissioning costs, and lower feedstock and raw material costs. In addition, the Corporation continued to benefit from the restart of the ethylene facility in St. Charles, Louisiana, in late 2012.

Research and development expenses were $5 million in the second quarter of 2014, flat when compared with the second quarter of 2013. For the first six months of 2014, research and development expenses were $11 million compared with $13 million in the first six months of 2013. This decrease is a result of cost reduction initiatives as well as Dow's divestiture of the Polypropylene Licensing and Catalysts business in the fourth quarter of 2013.

Equity in earnings of nonconsolidated affiliates was $4 million in the second quarter of 2014 compared with $28 million in the second quarter of 2013. Equity in earnings of nonconsolidated affiliates was $4 million in the first six months of 2014 compared with $60 million in the first six months of 2013. In the third quarter of 2013, UCC declared a stock dividend to Dow of its 100 percent ownership interest in Union Carbide Subsidiary C, Inc., which included UCC's full ownership interest in Univation Technologies, LLC.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividend income from investments, commissions, charges for management services provided by Dow, and gains and

Union Carbide Corporation and Subsidiaries

losses on sales of investments and assets. Sundry income (expense) - net for the second quarter of 2014 was net expense of $3 million compared with net expense of $11 million for the second quarter of 2013. For the first six months of 2014, sundry income (expense) - net was net expense of $12 million compared with net expense of $27 million for the first six months of 2013. This decrease was primarily due to an increase in dividend income from related company investments, a reduction in commission expense from related companies and a gain on the sale of assets in the second quarter of 2014. See Note 9 to the Consolidated Financial Statements for additional information.

Interest income was $3 million in the second quarter of 2014 ($6 million for the first six months of 2014) compared with $2 million in the second quarter of 2013 ($5 million for the first six months of 2013). This increase is due to higher interest rates on notes receivable from related companies.

Interest expense and amortization of debt discount of $8 million for the second quarter of 2014 and $15 million for the first six months of 2014 was flat when compared with the same periods in 2013.

The Corporation reported a tax provision of $77 million in the second quarter of 2014, which resulted in an effective tax rate of 31.6 percent. This compared with a tax provision of $15 million in the second quarter of 2013, which resulted in an effective tax rate of 15.8 percent. For the first six months of 2014, the Corporation reported a tax provision of $114 million, which resulted in an effective tax rate of 32.0 percent. This compared with a tax provision of $107 million in the first six months of 2013, which resulted in an effective tax rate of 44.8 percent. The effective tax rate fluctuates based on, among other factors, where income is earned, dividends received from investments in related companies and the level of income relative to tax credits available. The increase in the second quarter of 2014 tax rate compared with the second quarter of 2013 tax rate was primarily due to a $22 million tax benefit from an audit settlement in the second quarter of 2013. The tax rate for the first six months of 2014 compared with the first six months of 2013 decreased due to a $41 million tax charge, recorded in the first quarter of 2013, related to a court ruling that resulted in a settlement of an uncertain tax position that was partially offset by the audit settlement benefit recorded in the second quarter of 2013. See Note 10 to the Consolidated Financial Statements for additional information.

The Corporation reported net income of $167 million for the second quarter of 2014 compared with $80 million in the second quarter of 2013, reflecting improved selling prices and the reduction in planned maintenance turnaround costs, which were partially offset by lower sales volume and decreased equity in earnings of nonconsolidated affiliates. Net income for the first six months of 2014 was $242 million compared with $132 million in the first six months of 2013. The increase in net income is attributable to improved selling prices and an improved tax rate, which were partially offset by a reduction in sales volume and decreased equity in earnings of nonconsolidated affiliates.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem, based on criteria developed by Union Carbide and its external consultants:

	2014	2013
Claims unresolved at January 1	29,005	33,449
Claims filed	4,740	5,972
Claims settled, dismissed or otherwise resolved	(4,333)	(5,381)
Claims unresolved at June 30	29,412	34,040
Claimants with claims against both UCC and Amchem	(8,309)	(10,092)
Individual claimants at June 30	21,103	23,948

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

For additional information see Asbestos-Related Matters in Note 7 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at June 30, 2014.

Dividends
On a quarterly basis, the Corporation's Board of Directors reviews and approves a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution.

The Corporation declared and paid a cash dividend of $330 million to Dow in the second quarter of 2014; dividends to Dow totaled $655 million for the first six months of 2014. In the second quarter of 2013, the Corporation declared and paid a dividend of $69 million to Dow; dividends to Dow totaled $169 million in the first six months of 2013.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
No material developments in asbestos-related matters occurred during the second quarter of 2014. For a summary of the history and current status of asbestos-related matters, see Note 7 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters.

ITEM 1A.  RISK FACTORS
There were no material changes in the Corporation's risk factors in the second quarter of 2014.

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

Date: July 29, 2014
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