Form 10-Q
period 2014-09-30
UNION CARBIDE CORP /NEW/
filed 2014-10-28
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2014

or

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
☐ Yes    ☑ No

At September 30, 2014, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Net trade sales	$27	$37	$77	$129
Net sales to related companies	1,711	1,819	5,109	5,164
Total Net Sales	1,738	1,856	5,186	5,293
Cost of sales	1,426	1,655	4,485	4,857
Research and development expenses	4	6	15	19
Selling, general and administrative expenses	2	3	7	9
Equity in earnings of nonconsolidated affiliates	2	23	6	83
Sundry income (expense) - net	54	(12)	42	(39)
Interest income	2	3	8	8
Interest expense and amortization of debt discount	8	8	23	23
Income Before Income Taxes	356	198	712	437
Provision for income taxes	109	34	223	141
Net Income Attributable to Union Carbide Corporation	$247	$164	$489	$296

Depreciation	$45	$51	$133	$152
Capital Expenditures	$34	$32	$98	$79
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Net Income Attributable to Union Carbide Corporation	$247	$164	$489	$296
Other Comprehensive Income (Loss), Net of Tax
Translation adjustments	(1)	(22)	(2)	(22)
Pension and other postretirement benefit plans adjustments	10	16	30	45
Total other comprehensive income (loss)	9	(6)	28	23
Comprehensive Income Attributable to Union Carbide Corporation	$256	$158	$517	$319
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Sep 30, 2014	Dec 31, 2013
Assets
Current Assets
Cash and cash equivalents	$26	$33
Accounts receivable:
Trade (net of allowance for doubtful receivables 2014: $-; 2013: $-)	21	25
Related companies	1,284	390
Other	108	80
Notes receivable from related companies	1,506	2,404
Inventories	432	404
Deferred income taxes and other current assets	116	101
Total current assets	3,493	3,437
Investments
Investments in related companies	823	823
Investments in nonconsolidated affiliates	12	6
Other investments	8	9
Noncurrent receivables	41	30
Noncurrent receivables from related companies	136	166
Total investments	1,020	1,034
Property
Property	6,958	7,079
Less accumulated depreciation	5,828	5,840
Net property	1,130	1,239
Other Assets
Intangible assets (net of accumulated amortization 2014: $73; 2013: $72)	14	10
Deferred income tax assets - noncurrent	751	692
Asbestos-related insurance receivables - noncurrent	74	86
Deferred charges and other assets	46	51
Total other assets	885	839
Total Assets	$6,528	$6,549
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$41	$34
Long-term debt due within one year	1	—
Accounts payable:
Trade	245	215
Related companies	933	398
Other	24	21
Income taxes payable	83	213
Asbestos-related liabilities - current	118	91
Accrued and other current liabilities	198	182
Total current liabilities	1,643	1,154
Long-Term Debt	481	471
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	653	684
Asbestos-related liabilities - noncurrent	382	434
Other noncurrent obligations	153	95
Total other noncurrent liabilities	1,188	1,213
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	312	312
Retained earnings	3,921	4,442
Accumulated other comprehensive loss	(1,017)	(1,045)
Union Carbide Corporation's stockholder's equity	3,216	3,709
Noncontrolling interests	—	2
Total equity	3,216	3,711
Total Liabilities and Equity	$6,528	$6,549
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2014	Sep 30, 2013
Operating Activities
Net Income Attributable to Union Carbide Corporation	$489	$296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150	166
Provision (credit) for deferred income tax	(92)	17
Earnings of nonconsolidated affiliates in excess of dividends received	(6)	(21)
Net gain on sales of property	(70)	—
Pension contributions	(1)	(157)
Other, net	—	1
Changes in assets and liabilities:
Accounts and notes receivable	(19)	7
Related company receivables	4	121
Inventories	(28)	(5)
Accounts payable	33	(47)
Related company payables	543	1
Other assets and liabilities	(85)	(96)
Cash provided by operating activities	918	283
Investing Activities
Capital expenditures	(98)	(79)
Change in noncurrent receivable from related company	30	17
Proceeds from sale of ownership interest in nonconsolidated affiliate	—	13
Proceeds from sales of property	153	—
Cash provided by (used in) investing activities	85	(49)
Financing Activities
Dividends paid to stockholder	(1,010)	(219)
Cash used in financing activities	(1,010)	(219)
Summary
Increase (decrease) in cash and cash equivalents	(7)	15
Cash and cash equivalents at beginning of year	33	18
Cash and cash equivalents at end of period	$26	$33
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2014	Sep 30, 2013
Common Stock
Balance at beginning of year and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of year and end of period	312	312
Retained Earnings
Balance at beginning of year	4,442	4,355
Net Income Attributable to Union Carbide Corporation	489	296
Dividends declared	(1,010)	(289)
Balance at end of period	3,921	4,362
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of year	(1,045)	(1,345)
Other comprehensive income	28	23
Balance at end of period	(1,017)	(1,322)
Union Carbide Corporation's Stockholder's Equity	3,216	3,352
Noncontrolling Interests	—	2
Total Equity	$3,216	$3,354
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

Accounting Guidance Issued But Not Yet Adopted as of September 30, 2014
In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. The Corporation is currently evaluating the impact of adopting this guidance.

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

Severance
The restructuring charges in the fourth quarter of 2012 included severance of $10 million for the separation of approximately 100 employees under the terms of the Corporation's ongoing benefit arrangements, primarily by March 31, 2015. At December 31, 2013, severance of $6 million was paid and a liability of $4 million remained for 21 employees. In the first nine months of 2014, severance of $2 million was paid leaving a liability of $2 million for approximately 10 employees at September 30, 2014.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes the activities related to the Corporation's restructuring reserve:

Restructuring Activities	Costs Associated with Exit or Disposal Activities	Severance Costs
In millions			Total
Reserve balance at December 31, 2013	$11	$4	$15
Cash payments	—	(1)	(1)
Reserve balance at March 31, 2014	$11	$3	$14
Cash payments	(1)	—	(1)
Reserve balance at June 30, 2014	$10	$3	$13
Cash payments	—	(1)	(1)
Reserve balance at September 30, 2014	$10	$2	$12

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

NOTE 4 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Sep 30, 2014	Dec 31, 2013
Finished goods	$243	$233
Work in process	39	31
Raw materials	52	50
Supplies	98	90
Total inventories	$432	$404

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $146 million at September 30, 2014 and $132 million at December 31, 2013.

NOTE 5 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	At September 30, 2014			At December 31, 2013
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(33)	$—
Software	54	(40)	14	49	(39)	10
Total intangible assets	$87	$(73)	$14	$82	$(72)	$10

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Total estimated amortization expense for 2014 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2014	$2
2015	$2
2016	$3
2017	$3
2018	$2
2019	$2

NOTE 6 - FINANCIAL INSTRUMENTS
Investments
The Corporation's investments in marketable securities include debt securities which are classified as available-for-sale. At September 30, 2014, the Corporation held $5 million in debt securities ($5 million at December 31, 2013), which had contractual maturities of less than 10 years. These securities are recorded at fair value, which approximates cost, and are included in “Other investments” in the consolidated balance sheets and classified as Level 2 measurements. There were no proceeds from sales of marketable securities for the nine-month periods ended September 30, 2014 and September 30, 2013.

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
Long-Term Debt
The Corporation has long-term debt of $482 million in the consolidated balance sheets at September 30, 2014 ($471 million at December 31, 2013). At September 30, 2014, the fair value of this long-term debt was $606 million ($556 million at December 31, 2013) and is classified as a Level 2 measurement. Fair value is determined in a manner similar to the methods described above for investments.
Cost approximates fair value for all other financial instruments.

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At September 30, 2014, the Corporation had accrued obligations of $132 million for probable environmental remediation and restoration costs, including $24 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation’s results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2013, the Corporation had accrued obligations of $126 million for probable environmental remediation and restoration costs, including $23 million for the remediation of Superfund sites.

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

Based on the Corporation’s review of 2014 activity, it was determined that no adjustment to the accrual was required at September 30, 2014. The Corporation’s asbestos-related liability for pending and future claims was $462 million at September 30, 2014. Approximately 24 percent of the recorded liability related to pending claims and approximately 76 percent related to future claims.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that were not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, the Corporation has reached settlements with several of the carriers involved in the Insurance Litigation and continues to pursue a settlement with the remaining carrier. The Corporation’s receivable for insurance recoveries related to its asbestos liability was $23 million at September 30, 2014 and $25 million at December 31, 2013.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Sep 30, 2014	Dec 31, 2013
Receivables for defense and resolution costs - carriers with settlement agreements	$61	$66
Receivables for insurance recoveries - carriers without settlement agreements	23	25
Total	$84	$91

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs was $32 million for the third quarter of 2014 ($26 million in the third quarter of 2013), $86 million for the first nine months of 2014 ($77 million for the first nine months of 2013) and reflected in “Cost of sales” in the consolidated statements of income.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Purchase Commitments
At September 30, 2014, the Corporation had various outstanding commitments for take-or-pay agreements, with remaining terms extending from two to fourteen years. Such commitments were not in excess of current market prices. The fixed and determinable portion of obligations under purchase commitments at September 30, 2014 is presented in the table below:

Annual Fixed and Determinable Portion of Take-or-Pay Obligations at September 30, 2014 In millions
2014	$24
2015	24
2016	22
2017	22
2018	20
2019 and beyond	76
Total	$188

NOTE 8 - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Defined Benefit Pension Plans:
Service cost	$7	$8	$23	$24
Interest cost	46	41	138	123
Expected return on plan assets	(58)	(58)	(174)	(174)
Amortization of prior service cost	1	2	3	6
Amortization of net loss	17	22	51	66
Net periodic benefit cost	$13	$15	$41	$45

Other Postretirement Benefits:
Interest cost	$3	$4	$9	$12
Amortization of net gain	(2)	—	(6)	—
Net periodic benefit cost	$1	$4	$3	$12

NOTE 9 - RELATED PARTY TRANSACTIONS
The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s intercompany pricing policies. Beginning in 2013, after each quarter, the Corporation and Dow analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) - net” in the consolidated statements of income. Purchases from that Dow subsidiary were $756 million in the third quarter of 2014 ($803 million in the third quarter of 2013) and $2,187 million during the first nine months of 2014 ($2,317 million during the first nine months of 2013).

The Corporation has a master services agreement with Dow whereby Dow provides services including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety and business management for UCC. Under the master services agreement with Dow, general administrative and overhead type services that Dow routinely allocates to various businesses are charged to UCC. The master services agreement cost allocation basis is headcount and includes a 10 percent service fee. This agreement resulted in expense of approximately $6 million in the third quarter of 2014 ($6 million in the third quarter of 2013) and $19 million for the first

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

nine months of 2014 ($19 million for the first nine months of 2013) for general administrative and overhead type services and the 10 percent service fee, included in “Sundry income (expense) - net” in the consolidated statements of income. The remaining activity-based costs were approximately $13 million in the third quarter of 2014 ($11 million in the third quarter of 2013) and $37 million in the first nine months of 2014 ($35 million in the first nine months of 2013), and were included in “Cost of sales” in the consolidated statements of income.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At September 30, 2014, the Corporation had a note receivable of $1.5 billion ($2.4 billion at December 31, 2013) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2014. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At September 30, 2014, $871 million ($843 million at December 31, 2013) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

Related company accounts payable and accounts receivable between UCC and Dow are settled on a regular basis. As a result of the phased implementation of the Corporation's new ERP system, as well as the implementation of an in-house banking system in the third quarter of 2014, intercompany balances are now settled on a monthly basis instead of throughout the month. As a result of this change, "Accounts receivable - related companies" and " Accounts payable - related companies" at September 30, 2014, reflect an increase when compared with previous quarters in the consolidated balance sheets.

On a quarterly basis, the Corporation's Board of Directors reviews and approves a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. In the third quarter of 2014, the Corporation declared and paid a cash dividend of $355 million to Dow; dividends to Dow totaled $1.0 billion for the first nine months of 2014. In the third quarter of 2013, the Corporation declared and paid a dividend of $50 million to Dow; dividends to Dow totaled $219 million in the first nine months of 2013. In addition, on September 26, 2013, UCC declared a stock dividend to Dow for its 100 percent ownership interest in Union Carbide Subsidiary C, Inc., which included UCC's full ownership interest in Univation Technologies, LLC ("Univation"). This stock dividend was effective on September 29, 2013 and totaled $70 million.

The Corporation received $2 million of cash dividends from its related company investments in the third quarter of 2014 and $11 million during the first nine months of 2014 (zero in the third quarter of 2013 and $5 million during the first nine months of 2013). These dividends are included in “Sundry income (expense) – net” in the consolidated statements of income.

In the third quarter of 2014, as part of the sale-leaseback transaction entered into by Dow for a significant portion of Dow's North American railcar fleet, UCC sold all of the railcars owned by UCC to Dow at fair value for $145 million in cash. The sale of the railcars resulted in a pretax gain of $66 million, and is included in “Sundry income (expense) – net” in the consolidated statements of income.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 10 - INCOME TAXES
During the first quarter of 2013, the U.S. Supreme Court denied certiorari in UCC's research tax credit case. Through the denial of certiorari, the U.S. Court of Appeals decision denying UCC's tax credit claim for supplies used in process-related research and development at its manufacturing facilities became final. As a result of this ruling, UCC reversed the uncertain tax positions related to this matter. In addition, UCC recognized a tax charge of $41 million in the first quarter of 2013 included in "Provision for income taxes" in the consolidated statements of income. An audit settlement in the second quarter of 2013 resulted in a tax benefit of $22 million, included in "Provision for income taxes" in the consolidated statements of income and various balance sheet reclassifications from noncurrent to current accruals and receivables.

The Corporation's accrual for interest and penalties associated with uncertain tax positions, including the matters that resulted in the adjustment of uncertain tax positions, are recognized as components of "Provision for income taxes" in the consolidated statements of income and were a benefit of $1 million for the three months ended September 30, 2014 (insignificant for the three months ended September 30, 2013). During the nine months ended September 30, 2014, the Corporation recognized a benefit of $4 million for the interest and penalties associated with uncertain tax positions (a benefit of $14 million for the nine months ended September 30, 2013).

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the nine-month periods ended September 30, 2014 and 2013:

Accumulated Other Comprehensive Income (Loss)	Nine Months Ended
In millions	Sep 30, 2014	Sep 30, 2013
Cumulative Translation Adjustments at beginning of year	$(78)	$(56)
Translation adjustments	(1)	(1)
Reclassification to earnings - Sundry income (expense) - net (1)	(1)	(21)
Balance at end of period	$(80)	$(78)
Pension and Other Postretirement Benefit Plans at beginning of year	(967)	(1,289)
Adjustments to pension and other postretirement benefit plans (net of tax of $17, $26) (2) (3)	30	45
Balance at end of period	$(937)	$(1,244)
Total Accumulated Other Comprehensive Loss	$(1,017)	$(1,322)

(1)	Reclassification resulted from the divestiture of Nippon Unicar Company, Limited in the third quarter of 2013.

(2)	Included in "Net periodic benefit cost." See Note 8 for additional information.

(3)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

NOTE 12 - SUBSEQUENT EVENT

On October 7, 2014, UCC authorized a distribution of all of its shares of common stock to Dow for its interest in GWN Holdings, Inc. ("GWN"). Prior to the stock distribution, GWN was owned 6.3 percent by UCC and 93.7 percent by Dow and other wholly-owned subsidiaries. UCC's investment in GWN was $10 million at September 30, 2014 and classified as "Investments in related companies" in the consolidated balance sheets.

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the nine-month period ended September 30, 2014, the most recent period, compared with the nine-month period ended September 30, 2013, the corresponding period in the preceding fiscal year.

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

RESULTS OF OPERATIONS
Total net sales were $1,738 million in the third quarter of 2014 compared with $1,856 million for the third quarter of 2013, a decrease of 6 percent. Total net sales were $5,186 million for the first nine months of 2014 compared with $5,293 million for the first nine months of 2013, a decrease of 2 percent. Net sales to related companies, principally to Dow, and based on market prices for the related products, for the third quarter of 2014 were $1,711 million compared with $1,819 million for the third quarter of 2013, a decrease of 6 percent. Net sales to related companies were $5,109 million for the first nine months of 2014 compared with $5,164 million for the first nine months of 2013, a decrease of 1 percent.

Average selling prices for most products increased in the third quarter of 2014 compared with the third quarter of 2013. This increase was driven by higher monomer and energy costs as well as competitive pricing strategies. Sales volume decreased in the third quarter of 2014 compared with the third quarter of 2013, due to tight supply of vinyl acetate monomers, which was impacted by planned maintenance turnarounds and unplanned outages; lower demand for oxo alcohols, polyglycols and acrolien derivatives; and the impact of Dow's divestiture of the Polypropylene Licensing and Catalysts business in the fourth quarter of 2013. Sales volume decreases were partially offset by increased demand for ethylene oxide/ethylene glycol ("EO / EG"), amines, butyl glycol ethers and polyethylene. In addition, ethylene sales were down from the previous quarter due to higher internal demand from increased production rates.

For the first nine months of 2014, average selling prices for most products increased compared with the first nine months of 2013 in response to increased monomer and energy costs as well as competitive pricing strategies. Sales volume for the first nine months of 2014 decreased compared with the first nine months of 2013, primarily due to tight supply of vinyl acetate monomers, which was impacted by planned maintenance turnarounds and unplanned outages, lower demand for ethylene glycols and oxo alcohols and the impact of Dow's divestiture of the Polypropylene Licensing and Catalysts business in the fourth quarter of 2013. Sales volume decreases were partially offset by increased demand for amines, glycol ethers, surfactants and lubricants, polyethylene, and electrical and telecommunications. In addition, ethylene sales were down compared with the previous nine months of 2013 due to higher internal demand.

Cost of sales decreased 14 percent to $1,426 million in the third quarter of 2014 from $1,655 million in the third quarter of 2013. Cost of sales decreased 8 percent to $4,485 million in the first nine months of 2014 from $4,857 million in the first nine months of 2013. Decreases from the three- and nine-month periods ended September 30, 2013 were driven by lower sales volume, lower operating costs, and improved operating rates. In addition, the Corporation benefited from planned maintenance turnarounds completed in 2013 and in the first half of 2014 and the restart of the ethylene production facility in St. Charles, Louisiana, in late 2012.

Research and development expenses were $4 million in the third quarter of 2014, compared with $6 million in the third quarter of 2013. For the first nine months of 2014, research and development expenses were $15 million compared with $19 million in the first nine months of 2013. This decrease is a result of cost reduction initiatives as well as Dow's divestiture of the Polypropylene Licensing and Catalysts business in the fourth quarter of 2013.

Equity in earnings of nonconsolidated affiliates was $2 million in the third quarter of 2014 compared with $23 million in the third quarter of 2013. Equity in earnings of nonconsolidated affiliates was $6 million in the first nine months of 2014 compared with $83 million in the first nine months of 2013. In the third quarter of 2013, UCC declared a stock dividend to Dow of its

Union Carbide Corporation and Subsidiaries

100 percent ownership interest in Union Carbide Subsidiary C, Inc., which included UCC's full ownership interest in Univation.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividend income from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) - net for the third quarter of 2014 was net income of $54 million compared with net expense of $12 million for the third quarter of 2013. For the first nine months of 2014, sundry income (expense) - net was net income of $42 million compared with net expense of $39 million for the first nine months of 2013. The increase in sundry income was primarily due to a gain on the sale of UCC's railcar fleet to Dow, an increase in dividend income from related company investments and a gain on the sale of assets in the second quarter of 2014. See Note 9 to the Consolidated Financial Statements for additional information.

On July 1, 2013, UCC sold its 50 percent ownership interest in Nippon Unicar Company, Limited to TonenGeneral Sekiyu K.K. for $13 million. As a result of this share sale, the Corporation reclassified a $20 million gain, primarily attributable to cumulative translations adjustments, from "Accumulated other comprehensive loss" into earnings in the third quarter of 2013, and is included in "Sundry income (expense) - net" in the consolidated statements of income. Including this reclassification, the sale resulted in no pretax gain or loss.

Interest income was $2 million in the third quarter of 2014 ($8 million for the first nine months of 2014) compared with $3 million in the third quarter of 2013 ($8 million for the first nine months of 2013). This decrease is due to a reduction in notes receivable from related companies.

Interest expense and amortization of debt discount of $8 million for the third quarter of 2014 and $23 million for the first nine months of 2014 was flat when compared with the same periods in 2013.

The Corporation reported a tax provision of $109 million in the third quarter of 2014, which resulted in an effective tax rate of 30.6 percent. This compared with a tax provision of $34 million in the third quarter of 2013, which resulted in an effective tax rate of 17.2 percent. For the first nine months of 2014, the Corporation reported a tax provision of $223 million, which resulted in an effective tax rate of 31.3 percent. This compared with a tax provision of $141 million in the first nine months of 2013, which resulted in an effective tax rate of 32.3 percent. The effective tax rate fluctuates based on, among other factors, where income is earned, dividends received from investments in related companies and the level of income relative to tax credits available. The increase in the third quarter of 2014 tax rate compared with the third quarter of 2013 tax rate was primarily due to increased earnings and a $29 million tax benefit resulting from the remeasurement of tax positions in the third quarter of 2013. The tax rate for the first nine months of 2013 was also impacted by a $41 million tax charge, recorded in the first quarter of 2013, related to a court ruling that resulted in a settlement of an uncertain tax position that was partially offset by the audit settlement benefit of $22 million recorded in the second quarter of 2013. See Note 10 to the Consolidated Financial Statements for additional information.

The Corporation reported net income of $247 million for the third quarter of 2014 compared with $164 million in the third quarter of 2013, reflecting improved selling prices, the gain on the sale of railcars, and the reduction in planned maintenance turnaround costs, which were partially offset by lower sales volume and decreased equity in earnings of nonconsolidated affiliates. Net income for the first nine months of 2014 was $489 million compared with $296 million in the first nine months of 2013. The increase in net income is attributable to improved selling prices, reduced operating costs, increased internal production and consumption of ethylene, and the gain on the sale of railcars, which were partially offset by a reduction in sales volume and decreased equity in earnings of nonconsolidated affiliates.

Subsequent Event
On October 7, 2014, UCC authorized a distribution of all of its shares of common stock to Dow for its interest in GWN Holdings, Inc. ("GWN"). Prior to the stock distribution, GWN was owned 6.3 percent by UCC and 93.7 percent by Dow and other wholly-owned subsidiaries. UCC's investment in GWN was $10 million at September 30, 2014 and classified as "Investments in related companies" in the consolidated balance sheets.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem, based on criteria developed by Union Carbide and its external consultants:

	2014	2013
Claims unresolved at January 1	29,005	33,449
Claims filed	6,821	9,233
Claims settled, dismissed or otherwise resolved	(6,600)	(8,249)
Claims unresolved at September 30	29,226	34,433
Claimants with claims against both UCC and Amchem	(8,261)	(10,018)
Individual claimants at September 30	20,965	24,415

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

For additional information see Asbestos-Related Matters in Note 7 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

Union Carbide Corporation and Subsidiaries

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at September 30, 2014.

Dividends
On a quarterly basis, the Corporation's Board of Directors reviews and approves a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution.

The Corporation declared and paid a cash dividend of $355 million to Dow in the third quarter of 2014; dividends to Dow totaled $1.0 billion for the first nine months of 2014. In the third quarter of 2013, the Corporation declared and paid a dividend of $50 million to Dow; dividends to Dow totaled $219 million in the first nine months of 2013.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
No material developments in asbestos-related matters occurred during the third quarter of 2014. For a summary of the history and current status of asbestos-related matters, see Note 7 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters.

ITEM 1A.  RISK FACTORS
There were no material changes in the Corporation's risk factors in the third quarter of 2014.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.  EXHIBITS
See the Exhibit Index of this Quarterly Report on Form 10-Q for exhibits filed with this report.

Union Carbide Corporation and Subsidiaries Trademark Listing

The following trademark of International Chamber of Commerce appear in this report:
INCOTERMS

Union Carbide Corporation and Subsidiaries Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION CARBIDE CORPORATION
Registrant

Date: October 28, 2014
	By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Vice President and Controller
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

	By:	/s/ IGNACIO MOLINA
Ignacio Molina
Vice President, Treasurer and
Chief Financial Officer

Union Carbide Corporation and Subsidiaries Exhibit Index

EXHIBIT NO.	DESCRIPTION

10.2.2	Second Amendment to the Second Amended and Restated Sales Promotion Agreement, effective as of July 1, 2014, between the Corporation and The Dow Chemical Company.

23	Analysis, Research & Planning Corporation’s Consent.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.