Form 10-K
period 2014-12-31
UNION CARBIDE CORP /NEW/
filed 2015-02-13
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2014

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
☐ Yes    ☑ No

At February 13, 2015, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE
None

Union Carbide Corporation
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2014

Union Carbide Corporation and Subsidiaries

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Item 1. Business,” “Management's Discussion and Analysis,” and “Risk Factors.” These forward-looking statements are generally identified by the words "anticipate," “believe,” “estimate,” “expect,” “future,” “intend,” “may,” “opportunity,” "outlook," “plan,” “project,” “should,” “strategy,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part I, Item 1A of this Form 10-K). Union Carbide Corporation undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

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

Available Information
The Corporation's annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through the Financial Reports-SEC Filings section of the Corporation's website (www.unioncarbide.com), as soon as reasonably practicable after the reports are electronically filed or furnished with the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains these reports as well as proxy statements and other information regarding issuers that file electronically. The SEC's website is at www.sec.gov. The Corporation's website and its content are not deemed incorporated by reference into this report.

PRODUCTS
The following is a description of the Corporation's principal products.

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

Ethylene Oxide/Ethylene Glycol (“EO/EG”) - ethylene oxide, a chemical intermediate primarily used in the manufacture of monoethylene glycol (“MEG”), polyethylene glycol, glycol ethers, ethanolamines, surfactants and other performance chemicals and polymers; di- and triethylene glycol, used in a variety of applications, including boat construction, shoe manufacturing, natural gas-drying and other moisture-removing applications, and plasticizers for safety glasses; and tetraethylene glycol, used predominantly in the production of plasticizers for automotive windows. MEG is used extensively in the production of polyester fiber, resin and film, automotive antifreeze and engine coolants, and aircraft anti-icing and deicing fluids.

Hydrocarbons - ethylene and propylene; internal feedstocks that are primarily consumed by downstream businesses to optimize integration benefits and drive low costs.

Industrial Chemicals and Polymers - broad range of products for specialty applications, including pharmaceutical, animal food supplements, personal care, industrial and household cleaning, coatings for beverage and food cans, industrial coatings and many other industrial uses. Product lines include acrolein and derivatives, glutaraldehydes, CARBOWAX™ and CARBOWAX™ SENTRY™ Polyethylene Glycols and Methoxypolyethylene Glycols, TERGITOL™ and TRITON™ Surfactants, UCAR™ Deicing Fluids, UCARTHERM™ Heat Transfer Fluids and UCON™ Fluids.

Polyethylene - includes FLEXOMER™ Polyethylene, very low density polyethylene resins used as impact modifiers in other polymers and to produce flexible hose and tubing, frozen-food bags and stretch wrap; TUFLIN™ Linear Low Density and UNIVAL™ High Density Polyethylene resins used in high-volume applications such as housewares; milk, water, bleach and detergent bottles; grocery sacks; trash bags; packaging; and water and gas pipe.

Solvents and Intermediates - includes oxo aldehydes, acids and alcohols used as chemical intermediates and industrial solvents and in herbicides, plasticizers, paint dryers, jet-turbine lubricants, lube oil additives, and food and feed preservatives;

and esters, which serve as solvents in industrial coatings and printing inks and in the manufacturing processes for pharmaceuticals and polymers.

Technology Licensing and Catalysts - includes catalysts for supply and licensing of the METEOR™ Process for EO/EG and the LP OXO process for oxo alcohols; and licensing of the METEOR™ Process for EO/EG and the LP OXO process for oxo alcohols through Dow Technology Investments LLC, a 50:50 joint venture with Dow Global Technologies LLC, a Dow subsidiary.

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

COMPETITION
The chemical industry has been historically competitive and this competitive environment is expected to continue. Large, multinational chemical firms, as well as the chemical divisions of the major national and international oil companies, provide substantial competition both in the United States and abroad.

RESEARCH AND DEVELOPMENT
The Corporation is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes, and to develop new applications for existing products. Research and development expenses were $20 million in 2014, $25 million in 2013 and $35 million in 2012.

PATENTS, LICENSES AND TRADEMARKS
The Corporation continually applies for and obtains U.S. and foreign patents that relate to a wide variety of products and processes, has a substantial number of pending patent applications throughout the world and is licensed under a number of patents. At December 31, 2014, the Corporation owned 146 active U.S. patents and 539 active foreign patents related to a wide variety of products and processes. These patents expire as follows:

Remaining Life of Patents Owned at December 31, 2014
	United States	Foreign
Within 5 years	76	174
6 to 10 years	28	201
11 to 15 years	20	124
16 to 20 years	22	40
Total	146	539

The Corporation also has a large number of trademarks. Although the Corporation considers that its patents, licenses and trademarks in the aggregate constitute a valuable asset, it does not regard its business as being materially dependent on any single or group of related patents, licenses or trademarks.

PRINCIPAL PARTLY OWNED COMPANIES
UCC had no principal nonconsolidated affiliates at December 31, 2014 and the Corporation's ownership interest changed in 2013 for the following:

•
Nippon Unicar Company Limited ("NUC") - previously owned 50 percent - a Japan-based manufacturer of polyethylene and specialty polyethylene compounds was sold to TonenGeneral Sekiyu K. K. on July 1, 2013.

•
Univation Technologies, LLC ("Univation") - previously owned 50 percent - a United States-based company that develops, markets and licenses the UNIPOL™ Polyethylene Process Technology and sells related catalysts, including metallocene catalysts. On September 26, 2013, UCC declared a stock dividend to Dow of its 100 percent ownership in Union Carbide Subsidiary C, Inc., which included UCC's full ownership interest in Univation.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
In 2014, the Corporation derived 24 percent of its trade sales to external customers from customers outside the United States and had 3 percent of its property investment located outside the United States. See Note 20 to the Consolidated Financial Statements for information on sales to external customers and long-lived assets by geographic area.

PROTECTION OF THE ENVIRONMENT
Matters pertaining to the environment are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes 1 and 13 to the Consolidated Financial Statements.

OTHER ACTIVITIES

Divestitures
On October 11, 2013, Dow entered into a definitive agreement under which its global Polypropylene Licensing and Catalysts business would be divested to W.R. Grace & Co. On December 2, 2013, the sale was completed and proceeds allocated to the Corporation were $398 million, net of working capital adjustments and cost to sell, with proceeds subject to customary post closing adjustments, which were finalized in the fourth quarter of 2014. Included in the divestiture was the Corporation's polypropylene catalysts manufacturing facility in Norco, Louisiana, as well as customer contracts, accounts receivable, licenses, intellectual property and inventory. See Note 4 to the Consolidated Financial Statements for additional information.

On January 31, 2013, UCC entered into a definitive agreement to sell its 50 percent ownership interest in NUC to TonenGeneral Sekiyu K. K. On July 1, 2013, the sale was completed for $13 million. As a result of this share sale, the Corporation reclassified a $20 million gain, primarily attributable to cumulative translation adjustments, from "Accumulated other comprehensive loss" into earnings in the third quarter of 2013 and is included in "Sundry income (expense) - net" in the consolidated statements of operations. Including this reclassification, the sale resulted in no pretax gain or loss. See Note 7 to the Consolidated Financial Statements for additional information.

Stock Dividend
On September 26, 2013, UCC declared a stock dividend to Dow of its 100 percent ownership interest in Union Carbide Subsidiary C, Inc., which included UCC's full ownership interest in Univation. This stock dividend was effective on September 29, 2013, and totaled $70 million.

Dividends
On a quarterly basis, the Corporation's Board of Directors reviews and approves a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution.

The Corporation declared and paid cash dividends of $1.3 billion to Dow in 2014; dividends paid to Dow were $661 million in 2013.

Union Carbide Corporation and Subsidiaries
PART I, Item 1A. Risk Factors.

RISK FACTORS

The factors described below represent the Corporation's principal risks.

Global Economic Conditions: The Corporation operates in a global, competitive environment, which gives rise to operating and market risk exposure.
The Corporation sells substantially all of its products to Dow, which operates in a competitive, global environment, and competes worldwide for sales. Increased levels of competition could result in lower prices or lower sales volume, which could have a negative impact on the Corporation's results of operations.

Economic conditions around the world and in certain industries in which the Corporation does business also impact sales price and volume. As a result, market uncertainty or an economic downturn in the geographic areas or industries in which UCC sells its products could reduce demand for these products and result in decreased sales volume, which could have a negative impact on UCC's results of operations.

Raw Materials: Availability of purchased feedstocks and energy and the volatility of these costs impact the Corporation's operating costs and add variability to earnings.
Purchased feedstock and energy costs account for a substantial portion of the Corporation's total production costs and operating expenses. The Corporation purchases hydrocarbon raw materials including ethane, propane, butane and naphtha as feedstocks. The Corporation also purchases certain monomers, primarily ethylene and propylene, to supplement internal production, as well as other raw materials. The Corporation purchases natural gas, primarily to generate electricity, and purchases electric power.

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
The Corporation restarted an ethylene facility in St. Charles, Louisiana, in 2012 to take advantage of increasing supplies of low-cost natural gas and natural gas liquids ("NGLs") from shale gas. As a result of this action, the Corporation's exposure to purchased ethylene and propylene has declined, offset by increased exposure to ethane and propane feedstocks.
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
The Corporation is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, greenhouse gas emissions and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At December 31, 2014, the Corporation had accrued obligations of $132 million ($126 million at December 31, 2013) for probable environmental remediation and restoration costs, including $22 million ($23 million at December 31, 2013) for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Corporation's operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities.

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

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. At December 31, 2014, the Corporation's asbestos-related liability for pending and future claims was $513 million ($501 million at December 31, 2013) and the Corporation's receivable for insurance recoveries related to its asbestos liability was $10 million ($25 million at December 31, 2013). At December 31, 2014, the Corporation also had receivables of $69 million ($66 million at December 31, 2013) for insurance recoveries for defense and resolution costs. Management believes that it is reasonably possible that the cost of disposing of the Corporation's asbestos-related claims, including future defense costs, could have a material impact on the Corporation's consolidated financial statements.

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
Cyber attacks or security breaches could compromise confidential, business critical information, cause a disruption in the Corporation's operations or harm the Corporation's reputation. The Corporation has attractive information assets, including intellectual property, trade secrets and other sensitive, business critical information. While the Corporation has a comprehensive cyber security program that is continuously reviewed, maintained and upgraded, a significant cyber attack could result in the loss of critical business information and/or could negatively impact operations, which could have a negative impact on the Corporation's financial results.

Union Carbide Corporation and Subsidiaries
PART I, Item 1B. Unresolved Staff Comments.

UNRESOLVED STAFF COMMENTS

None.

Union Carbide Corporation and Subsidiaries
PART I, Item 2. Properties.

PROPERTIES

The Corporation operates eight manufacturing sites in three countries. The Corporation considers its properties to be in good operating condition and that its machinery and equipment have been well maintained. The following are the major production sites:

United States:	Hahnville (St. Charles), Louisiana; Seadrift and Texas City, Texas.

All of UCC's plants are owned or leased, subject to certain easements of other persons that, in the opinion of management, do not substantially interfere with the continued use of such properties or materially affect their value.

A summary of property, classified by type, is contained in Note 6 to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
PART I, Item 3. Legal Proceedings.

LEGAL PROCEEDINGS

Asbestos-Related Matters
The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC's premises, and UCC's responsibility for asbestos suits filed against a former subsidiary, Amchem Products, Inc.

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

Omitted pursuant to General Instruction I of Form 10‑K.

Union Carbide Corporation and Subsidiaries
PART II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction I of Form 10-K “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the year ended December 31, 2014, the most recent fiscal year, compared with the year ended December 31, 2013, the fiscal year immediately preceding it.

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

Results of Operations
Total net sales for 2014 were $6,917 million, substantially unchanged when compared with net sales of $6,948 million in 2013. Net sales to related companies, principally to Dow, were $6,835 million for 2014, compared with $6,787 million for 2013, an increase of 1 percent. Selling prices to Dow are based on market prices for the related products.

Total net sales were flat as price gains were offset by volume declines. Average selling prices increased 5 percent in 2014 compared with 2013. Prices were up across most businesses with the largest gains in polyethylene, solvents, acrylic monomers, amines and vinyl acetate monomers. Volume was down 5 percent in 2014 compared with 2013. Volume gains in electrical and telecommunications and polyethylene were partially offset by volume declines in solvents, ethylene, acrolein and derivatives and vinyl acetate monomer, as well as the impact on sales from the divestiture of Dow's Polypropylene Licensing and Catalysts business in 2013.

Cost of sales were $5,922 million in 2014, down 5 percent from $6,214 million in 2013 due to lower raw material costs, improved operating rates, cost reduction initiatives and the impact of the divestiture of Dow's Polypropylene Licensing and Catalysts business. These declines were offset by increased spending for planned maintenance turnarounds and unplanned plant outages due to weather conditions earlier in 2014.

Research and development (“R&D”) expenses were $20 million in 2014, compared with $25 million in 2013. This decrease is a result of cost reduction initiatives as well as Dow's divestiture of the Polypropylene Licensing and Catalysts business in the fourth quarter of 2013.

In 2014, the Corporation recorded a pretax charge of $78 million related to an increase in the asbestos-related liability for pending and future claims. This adjustment was required due to the increase in mesothelioma claim activity compared to the previous forecast. See Note 13 to the Consolidated Financial Statements for additional information on asbestos-related matters.

In the fourth quarter of 2012, the Board of Directors approved a restructuring plan to improve the cost effectiveness of the Corporation's global operations. As a result, the Corporation recorded pretax restructuring charges totaling $71 million in the fourth quarter of 2012, which included asset write-downs and write-offs of $48 million, severance costs of $10 million and costs associated with exit or disposal activities of $13 million. The restructuring affected approximately 100 positions and resulted in a shutdown of certain manufacturing facilities. In the fourth quarter of 2014, the Corporation recorded a favorable adjustment to the reserve for contract cancellation fees of $3 million. In the first quarter of 2012, the Corporation recorded restructuring charges totaling $3 million related to a workforce reduction of approximately 20 employees. See Note 3 to the Consolidated Financial Statements for additional information on the Corporation's restructuring activities.

Equity in earnings of nonconsolidated affiliates was $7 million in 2014, down from $82 million in 2013 primarily due to the change in ownership of Univation Technologies, LLC ("Univation"). In the third quarter of 2013, UCC declared a stock dividend to Dow of its 100 percent ownership in Union Carbide Subsidiary C, Inc., which included UCC's full ownership interest in Univation. For additional information on nonconsolidated affiliates, see Note 7 to the Consolidated Financial Statements.

Sundry income (expense) - net includes a variety of income and expense items such as dividend income, the gain or loss on foreign currency exchange, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) - net for 2014 was net income of $14 million compared with net income of $308 million in 2013. The decrease in income compared with 2013 was primarily due to a gain of $368 million related to Dow's divestiture of the Polypropylene Licensing and Catalysts business partially offset by an impairment charge of $25 million in a related company investment in 2013. In 2014, Sundry income (expense) - net includes a gain of $66 million on the sale of UCC's railcar fleet to Dow partially offset by reclassification of a cumulative translation adjustment of $16 million primarily related to the liquidation of a foreign entity. See Notes 4, 12 and 17 to the Consolidated Financial Statements for additional information.

Interest income for 2014 was $11 million, compared with $12 million in 2013. Interest expense and amortization of debt discount for 2014 was $32 million, flat with 2013. Long-term debt was up 2 percent in 2014 compared with 2013. See Note 14 to the Consolidated Financial Statements for additional information.

The provision for income taxes was $304 million in 2014, which resulted in an overall effective tax rate of 34.1 percent. The tax rate for 2014 was unfavorably impacted by changes in valuation allowances on state income tax attributes, partially offset by favorable manufacturing deductions in the United States. This compares with a tax provision of $319 million in 2013, which resulted in an overall effective tax rate of 29.9 percent. In 2013, the tax rate was favorably impacted by changes in the valuation allowances in the United States on state income tax attributes, audit settlements and remeasurement of tax positions. The 2013 tax rate was negatively impacted by the reversal of uncertain tax positions resulting from an unfavorable court ruling in the first quarter of 2013. The underlying factors affecting UCC's overall effective tax rates are summarized in Note 18 to the Consolidated Financial Statements.

The Corporation reported net income of $587 million in 2014, compared with net income of $748 million for 2013. Net income declined in 2014 due to an increase in the asbestos-related liability for pending and future claims and the decrease in equity earnings as a result of UCC declaring a stock dividend to Dow in 2013 for its ownership interest in Univation, which was partially offset by improved raw material costs and a gain on the sale of UCC's railcar fleet to Dow. Net income for 2013 included the gain on the sale of Dow's Polypropylene Licensing and Catalysts business in the fourth quarter of 2013. See Notes 4, 12, 13 and 17 to the Consolidated Financial Statements for additional information.

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

Asbestos-Related Matters
The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC's premises, and UCC's responsibility for asbestos suits filed against a former subsidiary, Amchem Products, Inc. ("Amchem"). Each year, Analysis, Research and Planning Corporation ("ARPC") performs a review for UCC based upon historical asbestos claims and resolution activity. UCC compares current asbestos claim and resolution activity to the results of the most recent ARPC study at each balance sheet date to determine whether the asbestos-related liability continues to be appropriate.

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

Environmental Matters
The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. In the case of landfills and other active waste management facilities, UCC recognizes the costs over the useful life of the facility. At December 31, 2014, the Corporation had accrued obligations of $132 million for probable environmental remediation and restoration costs, including $22 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. For further discussion, see Environmental Matters in Notes 1 and 13 to the Consolidated Financial Statements.

Pension Plans and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could have been settled at December 31, 2014, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note 15 to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and therefore affect expense recognized and obligations recorded in future periods.

The Corporation determines the expected long-term rate of return on plan assets by performing a detailed analysis of key economic and market factors driving historical returns for each asset class and formulating a projected return based on factors in the current environment. Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads, and other valuation measures and market metrics. The expected long-term rate of return for each asset class is then weighted based on the strategic asset allocation approved by the governing body for each plan. The Corporation's historical experience with the pension fund asset performance is also considered. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2014 was 6.80 percent. This assumption was also used for determining 2015 net periodic pension expense. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Corporation's pension plans.

The discount rates utilized to measure the pension and other postretirement benefit obligations are based on the yield on high-quality fixed income investments at the measurement date. Future expected actuarially determined cash flows of the plan are matched against the Towers Watson RATE:Link yield curve (based on 60th to 90th percentile bond yields) to arrive at a single discount rate by plan. The discount rate was 3.90 percent at December 31, 2014 and 4.75 percent at December 31, 2013.

The value of the qualified plan assets totaled $3.5 billion at December 31, 2014, a decrease from $3.6 billion at December 31, 2013. The underfunded status of the qualified plan increased by $387 million at December 31, 2014, compared with December 31, 2013. The increase was primarily due to lower discount rates and updated mortality tables. For 2015, the Corporation does not expect to make cash contributions to its pension and other postretirement benefit plans.

The assumption for the long-term rate of increase in compensation levels was 4.50 percent, consistent with 2013. Since 2002, the Corporation has used a generational mortality table to determine the duration of its pension and other postretirement obligations. On October 27, 2014, the Society of Actuaries ("SOA") published updated mortality tables and mortality improvement scales (generational mortality tables), which reflect increased life expectancy. Based on an evaluation of the mortality experience of the Corporation's U.S. pension plans and the SOA's tables, the Corporation adopted updated generational mortality tables for purposes of measuring U.S. pension and other postretirement obligations at year-end.

The Corporation bases the determination of pension expense on a market-related valuation of plan assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2014, $64 million of net gains remain to be recognized in the calculation of the market-related value of plan assets. These net gains will result in decreases in future pension expense as they are recognized in the market-related value of assets.

The net increase in the market-related value of assets due to the recognition of prior gains and losses is presented in the following table:

Net Increase in Market-Related Asset Value due to Recognition of Prior Gains In millions
2015	$20
2016	24
2017	4
2018	16
Total	$64

Based on the 2015 pension assumptions and changes in the market-related value of assets due to the recognition of prior asset gains, the Corporation expects net periodic benefit costs to increase approximately $10 million for pension and other postretirement benefits in 2015 compared with 2014. The increase in net periodic benefit cost is primarily due to lower discount rates, which were partially offset by the Corporation's implementation of an Employee Group Waiver Plan ("EGWP"). For additional information on the EGWP, see Note 15 to the Consolidated Financial Statements.

A 25 basis point adjustment in the long-term return on assets assumption would change total pension expense for 2015 by $8 million. A 25 basis point adjustment in the discount rate assumption would change the total pension expense for 2015 by $1 million.

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

At December 31, 2014, the Corporation had a net deferred tax asset balance of $544 million, after valuation allowances of $53 million. In evaluating the ability to realize the deferred tax assets, the Corporation relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

At December 31, 2014, the Corporation had deferred tax assets for tax loss and tax credit carryforwards of $82 million, of which $41 million is subject to expiration in the years 2015 through 2019. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Corporation needs taxable income of approximately $1,035 million across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2015 through 2019 is $530 million.

The Corporation recognizes the financial statement effects of an uncertain tax position when it is more likely than not, based on technical merits, that the position will be sustained. At December 31, 2014, the Corporation had a liability for uncertain tax positions of $1 million.

The Corporation accrues for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. At December 31, 2014, the Corporation had no non-income tax contingency reserve. For additional information, see Note 18 to the Consolidated Financial Statements.

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

Chemical Security
Public and political attention continues to be placed on the protection of U.S. critical infrastructure, including the chemical industry, from security threats. Terrorist attacks and natural disasters have increased concern about the security and safety of chemical production and distribution. The focus on security is not new to UCC. UCC continues to improve its security plans, placing emphasis on the safety of UCC communities and people by being prepared to meet risks at any level and to address both internal and external identifiable risks. UCC's security plans are also developed to avert interruptions of normal business operations, which could have a material impact on the Corporation's results of operations, liquidity and financial condition.

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

Environmental Remediation
UCC accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, UCC recognizes the costs over the useful life of the facility. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note 1 to the Consolidated Financial Statements. To assess the impact on the consolidated financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had an accrued liability of $110 million at December 31, 2014 and $103 million at December 31, 2013, related to the remediation of current or former UCC-owned sites.

In addition to current and former UCC-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as “Superfund Law”), UCC is liable for remediation of other hazardous waste sites where UCC allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Because Superfund Law imposes joint and several liability upon each party at a site, UCC has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties (“PRPs”) at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management's estimate of the Corporation's remaining liability for the remediation of Superfund sites was $22 million at December 31, 2014 and $23 million at December 31, 2013, which has been accrued, although the ultimate cost with respect to these sites could exceed that amount. The Corporation has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites	UCC-owned Sites (1)		Superfund Sites (2)
	2014	2013	2014	2013
Number of sites at January 1	28	31	64	66
Sites added during year	—	1	1	1
Sites closed during year	—	(4)	(1)	(3)
Number of sites at December 31	28	28	64	64

(1)	UCC-owned sites are sites currently or formerly owned by UCC, where remediation obligations are imposed (in the United States) by the Resource Conservation Recovery Act or analogous state law.

(2)	Superfund sites are sites, including sites not owned by UCC, where remediation obligations are imposed by Superfund Law.

In total, the Corporation's accrued liability for probable environmental remediation and restoration costs was $132 million at December 31, 2014, compared with $126 million at December 31, 2013. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation's management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation's results of operations, financial condition and cash flows.

The amounts charged to income on a pretax basis related to environmental remediation totaled $62 million in 2014 and $80 million in 2013. The amounts charged to income on a pretax basis related to operating the Corporation's pollution abatement facilities totaled $91 million in 2014 and $87 million in 2013. Capital expenditures for environmental protection were $6 million in 2014 and $2 million in 2013.

Asbestos-Related Matters
The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC's premises, and UCC's responsibility for asbestos suits filed against a former subsidiary, Amchem Products, Inc. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to UCC's products.

It is the opinion of UCC's management that it is reasonably possible that the cost of disposing of its asbestos-related claims, including future defense costs, could have a material impact on the Corporation's results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

The table below provides information regarding asbestos-related claims filed against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

	2014	2013	2012
Claims unresolved at January 1	29,005	33,449	53,225
Claims filed	8,857	12,069	9,627
Claims settled, dismissed or otherwise resolved	(11,746)	(16,513)	(29,403)
Claims unresolved at December 31	26,116	29,005	33,449
Claimants with claims against both UCC and Amchem	(8,209)	(8,331)	(9,542)
Individual claimants at December 31	17,907	20,674	23,907

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

For additional information, see Part I, Item 3. Legal Proceedings and Asbestos-Related Matters in Note 13 to the Consolidated Financial Statements.

Debt Covenants and Default Provisions
The Corporation's outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation's size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at December 31, 2014.

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

UCC uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values given a certain move in prices over a certain period of time, using specified confidence levels. In 2014, the Corporation changed the underlying methodology used to calculate VAR from a historical simulation model to a variance/covariance model after implementing a new market risk system. This new approach will provide greater insight and transparency into the contributors of the total portfolio VAR for use in the qualitative summary and will respond to risk in a more systematic fashion. This model uses a 97.5 percent confidence level and includes at least one year of historical data. The 2014 and 2013 year-end and average daily VAR for the aggregate of all positions are shown below:

Total Daily VAR at December 31	2014		2013 (1)
In millions	Year-end	Average	Year-end	Average
Interest rate	$4	$4	$6	$5

(1)	2013 VAR values reflect updated calculation using the variance/covariance model.

The decrease in interest rate VAR at year end is primarily due to decreased interest rate volatility.

Union Carbide Corporation and Subsidiaries
PART II, Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Union Carbide Corporation

We have audited the accompanying consolidated balance sheets of Union Carbide Corporation and subsidiaries (the “Corporation”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Carbide Corporation and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP Midland, Michigan February 13, 2015

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Operations

(In millions) For the years ended December 31	2014	2013	2012
Net trade sales	$82	$161	$177
Net sales to related companies	6,835	6,787	6,070
Total Net Sales	6,917	6,948	6,247
Cost of sales	5,922	6,214	6,088
Research and development expenses	20	25	35
Selling, general and administrative expenses	9	12	10
Asbestos-related charge	78	—	—
Restructuring charges (credits)	(3)	—	74
Equity in earnings of nonconsolidated affiliates	7	82	59
Sundry income (expense) - net	14	308	(182)
Interest income	11	12	14
Interest expense and amortization of debt discount	32	32	28
Income (Loss) Before Income Taxes	891	1,067	(97)
Provision for income taxes	304	319	17
Net Income (Loss) Attributable to Union Carbide Corporation	$587	$748	$(114)
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

(In millions) For years ended December 31	2014	2013	2012
Net Income (Loss) Attributable to Union Carbide Corporation	$587	$748	$(114)
Other Comprehensive Income (Loss), Net of Tax
Cumulative translation adjustments	15	(22)	(4)
Pension and other postretirement benefit plan adjustments	(213)	322	(209)
Total other comprehensive income (loss)	(198)	300	(213)
Comprehensive Income (Loss) Attributable to Union Carbide Corporation	$389	$1,048	$(327)
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

(In millions) At December 31	2014	2013
Assets
Current Assets
Cash and cash equivalents	$23	$33
Accounts receivable:
Trade (net of allowance for doubtful receivables 2014: $-; 2013: $-)	29	25
Related companies	1,285	390
Other	67	40
Income taxes receivable	476	40
Notes receivable from related companies	1,292	2,404
Inventories	378	404
Deferred income taxes and other current assets	139	101
Total current assets	3,689	3,437
Investments
Investments in related companies	813	823
Investments in nonconsolidated affiliates	13	6
Other investments	8	9
Noncurrent receivables	44	30
Noncurrent receivables from related companies	131	166
Total investments	1,009	1,034
Property
Property	6,831	7,079
Less accumulated depreciation	5,679	5,840
Net property	1,152	1,239
Other Assets
Intangible assets (net of accumulated amortization 2014: $73; 2013: $72)	15	10
Deferred income tax assets - noncurrent	441	692
Asbestos-related insurance receivables - noncurrent	62	86
Deferred charges and other assets	45	51
Total other assets	563	839
Total Assets	$6,413	$6,549
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$43	$34
Long-term debt due within one year	1	—
Accounts payable:
Trade	248	215
Related companies	872	398
Other	17	21
Income taxes payable	20	213
Asbestos-related liabilities - current	105	91
Accrued and other current liabilities	192	182
Total current liabilities	1,498	1,154
Long-Term Debt	481	471
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	1,051	684
Asbestos-related liabilities - noncurrent	438	434
Other noncurrent obligations	136	95
Total other noncurrent liabilities	1,625	1,213
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	312	312
Retained earnings	3,740	4,442
Accumulated other comprehensive loss	(1,243)	(1,045)
Union Carbide Corporation's stockholder's equity	2,809	3,709
Noncontrolling interests	—	2
Total equity	2,809	3,711
Total Liabilities and Equity	$6,413	$6,549
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2014	2013	2012
Operating Activities
Net Income (Loss) Attributable to Union Carbide Corporation	$587	$748	$(114)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	202	222	235
Provision (credit) for deferred income tax	349	(29)	12
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	(7)	(21)	13
Net gains on sales of assets	(70)	(368)	(4)
Asbestos-related charge	78	—	—
Restructuring charges (credits)	(3)	—	74
Impairment of investment in related company	—	25	131
Pension contributions	(2)	(158)	(158)
Other, net	—	2	(1)
Changes in assets and liabilities, net of effects of divested companies:
Accounts and notes receivable	(19)	4	(6)
Related company receivables	217	(135)	970
Inventories	27	(3)	(213)
Accounts payable	28	(80)	25
Related company payables	484	(32)	54
Other assets and liabilities	(622)	105	82
Cash provided by operating activities	1,249	280	1,100
Investing Activities
Capital expenditures	(166)	(121)	(241)
Purchase of related company receivables	—	—	(8)
Change in noncurrent receivable from related company	35	23	(53)
Proceeds from sale of ownership interest in nonconsolidated affiliate	—	13	—
Proceeds from sales of assets	153	411	7
Purchases of investments	—	—	(1)
Cash provided by (used in) investing activities	22	326	(296)
Financing Activities
Dividends paid to stockholder	(1,280)	(591)	(775)
Payments on long-term debt	(1)	—	(37)
Cash used in financing activities	(1,281)	(591)	(812)
Summary
Increase (decrease) in cash and cash equivalents	(10)	15	(8)
Cash and cash equivalents at beginning of year	33	18	26
Cash and cash equivalents at end of year	$23	$33	$18
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

(In millions) For the years ended December 31	2014	2013	2012
Common Stock
Balance at beginning and end of year	$—	$—	$—
Additional Paid-in Capital
Balance at beginning and end of year	312	312	312
Retained Earnings
Balance at beginning of year	4,442	4,355	5,253
Net Income (Loss) Attributable to Union Carbide Corporation	587	748	(114)
Dividends declared	(1,289)	(661)	(784)
Balance at end of year	3,740	4,442	4,355
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of year	(1,045)	(1,345)	(1,132)
Other comprehensive income (loss)	(198)	300	(213)
Balance at end of year	(1,243)	(1,045)	(1,345)
Union Carbide Corporation's Stockholder's Equity	2,809	3,709	3,322
Noncontrolling interests	—	2	2
Total Equity	$2,809	$3,711	$3,324
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

Foreign Currency Translation
While the Corporation's consolidated subsidiaries are primarily based in the United States, the Corporation has small subsidiaries in Asia Pacific. For those subsidiaries, the local currency has been primarily used as the functional currency. Translation gains and losses of those operations that use local currency as the functional currency are included in the consolidated balance sheets in "Accumulated other comprehensive loss" ("AOCL"). Where the U.S. dollar is used as the functional currency, foreign currency gains and losses are reflected in income.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the consolidated balance sheets in “Accrued and other current liabilities” and “Other noncurrent obligations” at undiscounted amounts. Accruals for related insurance or other third-party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in the consolidated balance sheets as “Accounts receivable - Other.”

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

Long-lived assets to be disposed of by sale, if material, are classified as held for sale and reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of and reported at the lower of carrying amount or fair value, and depreciation is recognized over the remaining useful life of the assets.

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

Investments
Investments in debt securities are classified as available-for-sale and reported at fair value with unrealized gains and losses recorded in AOCL. The cost of investments sold is determined by specific identification. The Corporation routinely reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and when events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the security is written down to fair value establishing a new cost basis.

Revenue
Substantially all of the Corporation's revenues are generated by sales to Dow. Approximately 99 percent of the Corporation's sales are related to sales of product (97 percent in 2013 and 96 percent in 2012); the remaining 1 percent is related to the licensing of patents and technology (3 percent in 2013 and 4 percent in 2012).

Revenue for product sales to related companies is recognized as risk and title to the product transfer to the related company, which occurs either at the time production is complete or free on board (“FOB”) UCC's manufacturing facility, in accordance with the sales agreement between the Corporation and Dow.

Revenue for product sales is recognized as risk and title to the product transfer to the customer, which for trade sales, usually occurs at the time shipment is made. As such, title to the product passes when the product is delivered to the freight carrier. UCC's standard terms of delivery are included in its contracts of sale, order confirmation documents, and invoices. Freight costs and any directly related costs of transporting finished product to customers are recorded as “Cost of sales” in the consolidated statements of operations.

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

Severance Costs
Management routinely reviews its operations around the world in an effort to ensure competitiveness across its operations and geographic areas. When the reviews result in a workforce reduction related to the shutdown of facilities or other optimization activities, severance benefits are provided to employees primarily under ongoing benefit arrangements. These severance costs are accrued once management commits to a plan of termination including the number of employees to be terminated, their job classifications or functions, their locations and the expected termination date.

Income Taxes
The Corporation accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted tax rates. The effect of a change in tax rates on deferred tax assets or liabilities is recognized in income in the period that includes the enactment date. The Corporation is included in Dow's consolidated federal income tax group and consolidated income tax return. The Corporation accounts for its income taxes following the formula in the Dow-UCC Tax Sharing Agreement used to compute the amount due to Dow or UCC for UCC's share of taxable income and tax attributes on Dow's consolidated income tax return. This method generally follows the separate return method. The amounts reported as income taxes payable or receivable represent the Corporation's payment obligation (or refundable amount) to Dow based on a theoretical tax liability calculated on a separate return method.

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
During the fourth quarter of 2014, the Corporation adopted Accounting Standard Update ("ASU") 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. The adoption of this standard did not have a material impact on the consolidated financial statements.

Accounting Guidance Issued But Not Adopted as of December 31, 2014
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Corporation is currently evaluating the impact of adopting this guidance.

NOTE 3 - RESTRUCTURING

On October 22, 2012, the Board of Directors of the Corporation approved a restructuring plan to improve the cost effectiveness of the Corporation's global operations. The restructuring plan affected approximately 100 positions and resulted in the shutdown of certain manufacturing facilities. These actions were substantially completed at December 31, 2014.

As a result of the restructuring activities, the Corporation recorded pretax restructuring charges of $71 million in the fourth quarter of 2012 consisting of costs associated with exit or disposal activities of $13 million, severance costs of $10 million and asset write-downs and write-offs of $48 million. The impact of these charges is shown as "Restructuring charges (credits)" in the consolidated statements of operations.

Details on the components of the restructuring charges are discussed below:

Cost Associated with Exit or Disposal Activities
The restructuring charges for costs associated with exit or disposal activities totaled $13 million in the fourth quarter of 2012 for contract cancellations fees.

Severance
The restructuring charges in the fourth quarter of 2012 included severance of $10 million for the separation of approximately 100 employees under the terms of the Corporation's ongoing benefit arrangements, primarily by March 31, 2015. At December 31, 2014, severance of $9 million had been paid and a liability of $1 million remained for nine employees.

Impairment of Long-Lived Assets, Other Assets and Equity Method Investments
The restructuring charges related to the write-down and write-off of assets in the fourth quarter of 2012 total $48 million. Details regarding the write-downs and write-offs are as follows:

•
Certain oxygenated solvents manufacturing facilities in Texas City, Texas, have been consolidated and/or shut down, resulting in an asset write-down of $36 million. The facilities were shut down in the fourth quarter of 2012.

•
A performance monomer manufacturing facility in South Charleston, West Virginia, was shut down, resulting in an asset write-down of $1 million and the write-off of other assets totaling $2 million. The assets were shut down in the fourth quarter of 2012.

•
Due to a change in the Corporation's strategy regarding its ownership in Nippon Unicar Company Limited ("NUC"), a 50:50 joint venture, the Corporation had determined its equity investment in NUC to be other-than-temporarily impaired and recorded a $9 million write-down of its interest in NUC. UCC completed the sale of its 50 percent ownership interest in NUC on July 1, 2013.

The following table summarizes the activities related to the Corporation's restructuring reserve:

Restructuring Activities	Costs Associated with Exit or Disposal Activities	Severance Costs	Impairment of Long-Lived Assets, Other Assets and Equity Method Investments
In millions				Total
Restructuring charges recognized in the fourth quarter of 2012	$13	$10	$48	$71
Charges against the reserve	—	—	(48)	(48)
Reserve balance at December 31, 2012	$13	$10	$—	$23
Cash payments	(2)	(6)	—	(8)
Reserve balance at December 31, 2013	$11	$4	$—	$15
Adjustments to the reserve	(3)	—	—	(3)
Cash payments	(2)	(3)	—	(5)
Reserve balance at December 31, 2014	$6	$1	$—	$7

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

2014 Adjustments to the 4Q12 Restructuring Plan
In 2014, the Corporation reduced the 4Q12 restructuring reserve related to contract cancellation fees by $3 million.

NOTE 4 - DIVESTITURES

Divestiture of Polypropylene Licensing and Catalysts Business
On October 11, 2013, Dow entered into a definitive agreement to sell its global Polypropylene Licensing and Catalysts business to W.R. Grace & Co., which included the Corporation's polypropylene catalysts manufacturing facility in Norco, Louisiana as well as customer contracts, accounts receivable, licenses, intellectual property and inventory. On December 2, 2013, the sale was completed and proceeds allocated to the Corporation for the sale were $398 million, net of working capital adjustments and costs to sell, with proceeds subject to customary post-closing adjustments, which were finalized in the fourth quarter of 2014. The carrying amount of the assets divested on December 2, 2013, are noted below:

Assets Divested In millions	December 2, 2013
Accounts receivable	$4
Inventories	19
Net property	7
Total assets divested	$30

The Corporation recognized a pretax gain of $368 million on the sale, included in "Sundry income (expense) - net" in the consolidated statements of operations and an after-tax gain of $233 million.

Post-closing adjustments were finalized in the fourth quarter of 2014 and the Corporation recorded a pretax gain of $4 million ($3 million after tax) for the post-closing adjustments. The gain was included in "Sundry income (expense) - net" in the consolidated statements of operations.

NOTE 5 - INVENTORIES

The following table provides a breakdown of inventories:

Inventories at December 31 In millions	2014	2013
Finished goods	$205	$233
Work in process	30	31
Raw materials	45	50
Supplies	98	90
Total inventories	$378	$404

The reserves reducing inventories from a FIFO basis to a LIFO basis amounted to $125 million at December 31, 2014 and $132 million at December 31, 2013. Inventories that were valued on a LIFO basis, principally U.S. chemicals and plastics product inventories, represented 67 percent of the total inventories at December 31, 2014 and 70 percent of the total inventories at December 31, 2013.

A reduction of certain inventories resulted in the liquidation of some of the Corporation's LIFO inventory layers which had an immaterial impact on pretax income in 2014, 2013 and 2012.

NOTE 6 - PROPERTY

Property at December 31	Estimated Useful
In millions	Lives (Years)	2014	2013
Land	—	$49	$51
Land and waterway improvements	15-25	208	204
Buildings	5-50	419	412
Machinery and equipment	3-20	5,744	5,862
Utility and supply lines	5-20	158	157
Other property	3-30	96	291
Construction in progress	—	157	102
Total property		$6,831	$7,079

In millions	2014	2013	2012
Depreciation expense	$176	$204	$217
Manufacturing maintenance and repair costs	$295	$304	$324
Capitalized interest	$5	$5	$8

NOTE 7 - NONCONSOLIDATED AFFILIATES

The Corporation's investments in companies accounted for by the equity method (“nonconsolidated affiliates”) were $13 million at December 31, 2014 and $6 million at December 31, 2013. Dividends received from nonconsolidated affiliates were zero in 2014, $62 million in 2013 and $72 million in 2012. Undistributed earnings of nonconsolidated affiliates included in retained earnings were $7 million at December 31, 2014 and zero at December 31, 2013.

All of the nonconsolidated affiliates in which the Corporation has investments are privately held companies; therefore, quoted market prices are not available.

Principal Nonconsolidated Affiliates
The Corporation's principal nonconsolidated affiliates and the Corporation's ownership interest for each at December 31, 2014, 2013 and 2012 are shown below:

Principal Nonconsolidated Affiliates at December 31	Ownership Interest
	2014	2013	2012
Nippon Unicar Company Limited	—%	—%	50%
Univation Technologies, LLC	—%	—%	50%

Divestiture
On January 31, 2013, UCC entered into a definitive agreement to sell its 50 percent ownership interest in NUC to TonenGeneral Sekiyu K. K. On July 1, 2013, the sale was completed for $13 million. As a result of this share sale, the Corporation reclassified a $20 million gain, primarily attributable to cumulative translation adjustments, from "Accumulated other comprehensive loss" into earnings and is included in "Sundry income (expense) - net" in the consolidated statements of operations for the year ended December 31, 2013. Including this reclassification, the sale resulted in no pretax gain or loss.

Stock Dividend
On September 26, 2013, UCC declared a stock dividend to Dow of its 100 percent ownership interest in Union Carbide Subsidiary C, Inc., which included UCC's full ownership interest in Univation. This stock dividend was effective on September 29, 2013 and totaled $70 million.

Summarized Income Statement Information
In millions	2014	2013 (1)	2012
Sales	$—	$452	$773
Gross profit	$—	$208	$209
Net income	$—	$142	$112

(1)	Income statement information for NUC is for the six-month period ended June 30, 2013 and income statement information for Univation is for the nine-month period ended September 30, 2013.

The Corporation had no investment in principal nonconsolidated affiliates at December 31, 2014 and December 31, 2013, and its equity in earnings was zero in 2014, $84 million in 2013 and $59 million in 2012. The summarized income statement information presented represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates. See Note 3 for details on the 2012 impairment charge related to NUC.

NOTE 8 - INVESTMENTS IN RELATED COMPANIES

The Corporation's ownership interests in related companies at December 31, 2014 and 2013 were as follows:

Investments in Related Companies at December 31	Ownership Interest		Investment Balance
In millions (except percentages)	2014	2013	2014	2013
Dow International Holdings Company	19%	19%	$807	$807
Dow Quimica Argentina S.A.	23%	23%	—	—
Dow Quimica Mexicana S.A. de C.V.	15%	15%	5	5
GWN Holding, Inc.	—%	6%	—	10
Other	—%	—%	1	1
Total Investments in Related Companies			$813	$823

In the fourth quarter of 2014, UCC authorized a distribution to Dow of its shares of common stock in GWN Holdings, Inc. ("GWN"). Prior to the stock distribution, GWN was owned 6.3 percent by UCC and 93.7 percent by Dow and its other wholly owned subsidiaries. Prior to this distribution, UCC's investment in GWN was $10 million, accounted for as a cost method investment. No gain or loss was recorded on the stock distribution.

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

NOTE 9 - INTANGIBLE ASSETS

The following table provides information regarding the Corporation's intangible assets:

Intangible Assets at December 31		2014			2013
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(33)	$—
Software	55	(40)	15	49	(39)	10
Total intangible assets	$88	$(73)	$15	$82	$(72)	$10

The following table provides information regarding amortization expense:

Amortization Expense In millions	2014	2013	2012
Software (1)	$2	$2	$2

(1)	Included in “Cost of sales” in the consolidated statements of operations.

Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years In millions
2015	$2
2016	$3
2017	$3
2018	$3
2019	$2

NOTE 10 - FINANCIAL INSTRUMENTS

Investments
The Corporation's investments in marketable securities are classified as available-for-sale. There were no proceeds from sales of available-for-sale securities in 2014, 2013 and 2012.

Portfolio managers regularly review all of the Corporation's holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. At December 31, 2014 and December 31, 2013, there were no impairment indicators or circumstances that would result in a material adjustment of these investments.

The Corporation's investments in debt securities, shown below, had contractual maturities of less than 10 years at December 31, 2014.

Fair Value of Financial Instruments:
	At December 31, 2014				At December 31, 2013
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Debt securities (1)	$5	$—	$—	$5	$5	$—	$—	$5
Long-term debt	$(482)	$—	$(119)	$(601)	$(471)	$—	$(85)	$(556)

(1)	Marketable securities are included in “Other investments” in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

NOTE 11 - FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis
The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at December 31	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)
In millions	2014	2013
Assets at fair value:
Debt securities (1)	$5	$5
Liabilities at fair value:
Long-term debt (2)	$601	$556

(1)	Included in “Other investments” in the consolidated balance sheets.

(2)	See Note 10 for information on fair value measurements of long-term debt.

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

Assets that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset. For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. There were no transfers between Levels 1 and 2 during the years ended December 31, 2014 and 2013.

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the basis used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated balance sheets in 2012:

Basis of Fair Value Measurements on a Nonrecurring Basis in 2012	Significant Other Unobservable Inputs	Total Losses
In millions	(Level 3)	2012
Assets at fair value:
Long-lived assets, other assets and equity method investment	$42	$(179)
2012 Fair Value Measurements on a Nonrecurring Basis
As part of the restructuring plan that was approved on October 22, 2012, the Corporation shut down a number of manufacturing facilities during the fourth quarter of 2012. The manufacturing assets and facilities associated with this plan were written down to zero in the fourth quarter of 2012. In addition, an equity investment was impaired. The equity investment, classified as a Level 3 measurement, was valued at $33 million using unobservable inputs, including assumptions a market participant would use to measure the fair value of the group of assets. These impairment charges, totaling $48 million, were included in "Restructuring charges (credits)" in the consolidated statements of operations. See Note 3 for additional information. Also included within the losses is a charge of $131 million related to an impairment of an investment in a related company. The investment, classified as a Level 3 measurement, was valued at $9 million using unobservable inputs, including assumptions a market participant would use to measure fair value of the group of assets. See Note 17 for additional information.

NOTE 12 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net
In millions	2014	2013	2012
Dow administrative and overhead fees (1)	$(26)	$(25)	$(32)
Net commission expense - related company (1)	(21)	(17)	(35)
Dividend income - related companies (1)	12	16	25
Net gain on sale of railcar fleet (1)	66	—	—
Reclassification of cumulative translation adjustment	(16)	—	—
Net gain on sale of Dow's Polypropylene Licensing and Catalysts business (2)	4	368	—
Net gain on sales of property (1)	4	—	5
Impairment of investment in related company (1)	—	(25)	(131)
Foreign exchange loss	—	(2)	—
Other - net	(9)	(7)	(14)
Total sundry income (expense) - net	$14	$308	$(182)

(1)	See Note 17 for additional information.

(2)	See Note 4 for additional information.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" were $192 million at December 31, 2014 and $182 million at December 31, 2013. The current portion of the Corporation's accrued obligations for environmental matters, which is a component of "Accrued and other current liabilities," was $69 million at December 31, 2014 and $58 million at December 31, 2013 (see Note 13 for additional information). No other component of accrued and other current liabilities was more than 5 percent of total current liabilities.

Supplementary Cash Flow Information
In millions	2014	2013	2012
Cash payments for interest	$37	$37	$37
Cash payments (refunds) for income taxes (1)	$555	$322	$(94)

(1)	Amounts reported in 2013 have been adjusted to reflect an additional $30 million in cash paid for income taxes.

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At December 31, 2014, the Corporation had accrued obligations of $132 million for probable environmental remediation and restoration costs, including $22 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation's management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation's results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2013, the Corporation had accrued obligations of $126 million for probable environmental remediation and restoration costs, including $23 million for the remediation of Superfund sites.

The following table summarizes the activity in the Corporation's accrued obligations for environmental matters for the years ended December 31, 2014 and 2013:

Accrued Liability for Environmental Matters
In millions	2014	2013
Balance at January 1	$126	$95
Additional accruals	62	80
Charges against reserve	(56)	(49)
Balance at December 31	$132	$126

The amounts charged to income on a pretax basis related to environmental remediation totaled $62 million in 2014, $80 million in 2013 and $31 million in 2012. Capital expenditures for environmental protection were $6 million in 2014, $2 million in 2013 and $7 million in 2012.

Litigation
The Corporation is involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters, including, but not limited to: product liability; trade regulation; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts; taxes; and commercial disputes.

Asbestos-Related Matters
Separately, the Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC's premises, and UCC's responsibility for asbestos suits filed against a former UCC subsidiary, Amchem Products, Inc. (“Amchem”). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to the Corporation's products.

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

In October 2014, the Corporation requested ARPC to review its historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2012 study. In response to that request, ARPC reviewed and analyzed data through September 30, 2014. The resulting study, completed by ARPC in December 2014, estimates that the undiscounted cost of disposing of pending and future claims against UCC and Amchem, excluding future defense and processing costs, to be between $540 million and $640 million through 2029 based on the data as of September 30, 2014. As in earlier studies, ARPC provided longer periods of time in its December 2014 study, but also reaffirmed that forecasts for shorter periods of time are more accurate than those for longer periods of time.

In December 2014, based on ARPC's December 2014 study and the Corporation's own review of the asbestos claim and resolution activity, the Corporation determined that an adjustment to the accrual was required due to the increase in mesothelioma claim activity compared with what had been forecasted in the December 2012 study. Accordingly, the Corporation increased its asbestos-related liability for pending and future claims by $78 million and is included in "Asbestos-related charge" in the consolidated statement of operations. The Corporation's asbestos-related liability for pending and future claims was $513 million at December 31, 2014, and approximately 22 percent of the recorded liability related to pending claims and approximately 78 percent related to future claims. At December 31, 2013, approximately 19 percent of the recorded liability related to pending claims and approximately 81 percent related to future claims.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that were not signatories to the Wellington Agreement and/or did not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, the Corporation has reached settlements with most of the carriers involved in the Insurance Litigation and continues to pursue settlement with the remaining carrier.

The Corporation's receivable for insurance recoveries related to its asbestos liability was $10 million at December 31, 2014 and $25 million at December 31, 2013. At December 31, 2014 and 2013, all of the receivable for insurance recoveries was related to insurers that are not signatories to the Wellington Agreement and/or do not otherwise have agreements in place regarding their asbestos-related insurance coverage.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes the Corporation's receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs at December 31 In millions	2014	2013
Receivables for defense and resolution costs - carriers with settlement agreements	$69	$66
Receivables for insurance recoveries - carriers without settlement agreements	10	25
Total	$79	$91

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $108 million in 2014, $107 million in 2013 and $100 million in 2012, and was reflected in “Cost of sales” in the consolidated statements of operations.

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

Purchase Commitments
At December 31, 2014, the Corporation had various outstanding commitments for take-or-pay agreements, with remaining terms extending from 1 to 13 years. Such commitments were not in excess of current market prices. The fixed and determinable portion of obligations under purchase commitments at December 31, 2014 is presented in the following table:

Fixed and Determinable Portion of Take-or-Pay Obligations at December 31, 2014 In millions
2015	$24
2016	22
2017	22
2018	20
2019	18
2020 and beyond	47
Total	$153

NOTE 14 - NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable at December 31 In millions	2014	2013
Notes payable - related companies	$43	$34
Year-end average interest rates	0.82%	0.92%

Long-Term Debt at December 31	2014		2013
	Average		Average
In millions	Rate	2014	Rate	2013
Promissory notes and debentures:
Debentures due 2023	7.875%	$175	7.875%	$175
Debentures due 2025	6.79%	12	6.79%	12
Debentures due 2025	7.50%	150	7.50%	150
Debentures due 2096	7.75%	135	7.75%	135
Capital lease obligations	—	11	—	—
Unamortized debt discount	—	(1)	—	(1)
Long-term debt due within one year	—	(1)	—	—
Total long-term debt		$481		$471

Annual Installments on Long-Term Debt for Next Five Years In millions
2015	$1
2016	$1
2017	$1
2018	$1
2019	$1

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

The Corporation's funding policy is to contribute to the plan when pension laws or economics either require or encourage funding. In 2014, UCC contributed $2 million to its pension plans including contributions to fund benefits payments for its non-qualified supplemental plan. UCC expects to contribute approximately $2 million to its pension plans in 2015.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

Pension Plan Assumptions	Benefit Obligations at December 31			Net Periodic Costs for the Year
	2014	2013	2012	2014	2013	2012
Discount rate	3.90%	4.75%	3.85%	4.75%	3.85%	4.85%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Long-term rate of return on assets	—	—	—	6.80%	6.90%	6.90%

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

On October 27, 2014, the Society of Actuaries ("SOA") published updated mortality tables and mortality improvement scales (generational mortality tables), which reflect increased life expectancy. Based on an evaluation of the mortality experience of the Corporation's U.S. pension plans and the SOA's tables, the Corporation adopted updated generational mortality tables for purposes of measuring U.S. pension and other postretirement obligations at year-end. The mortality assumption change increased the pension and other postretirement benefit obligations by $139 million at December 31, 2014.

The accumulated benefit obligation for all defined benefit pension plans was $4.3 billion at December 31, 2014 and $4.0 billion at December 31, 2013.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at December 31
In millions	2014	2013
Projected benefit obligation	$4,345	$3,995
Accumulated benefit obligation	$4,302	$3,963
Fair value of plan assets	$3,543	$3,586

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

During the fourth quarter of 2013, the Corporation started implementing an Employer Group Waiver Plan (“EGWP”) for its Medicare-eligible, retiree medical plan participants, which became effective on January 1, 2014. As a result, the Medicare Part D Retiree Drug Subsidy program (“RDS”) was eliminated on January 1, 2014. The EGWP does not significantly alter the benefits provided to retiree medical plan participants. The federal subsidies to be earned under the EGWP are expected to exceed those earned under the RDS and will be partially offset by increased costs related to the administration of the EGWP. The formation of the EGWP and the resulting change in assumption generated an actuarial gain of $55 million at December 31, 2013, included in "Accumulated other comprehensive loss" in the consolidated balance sheets. The Corporation also recognized a reduction in the postretirement benefit obligation of $55 million at December 31, 2013. The net periodic benefit cost decreased by $10 million in 2014 due to the EGWP.
The Corporation funds most of the cost of these health care and life insurance benefits as incurred. In 2014, UCC did not make any contributions to its other postretirement benefit plan trust. Likewise, UCC does not expect to contribute assets to its other postretirement benefit plan trust in 2015.

The weighted-average assumptions used to determine other postretirement benefit obligations and net periodic benefit costs for the plan are provided in the following table:

Plan Assumptions for Other Postretirement Benefits	Benefit Obligations at December 31			Net Periodic Costs for the Year
	2014	2013	2012	2014	2013	2012
Discount rate	3.75%	4.40%	3.65%	4.40%	3.65%	4.60%
Initial health care cost trend rate	7.05%	7.46%	7.85%	7.46%	7.85%	8.30%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year ultimate trend rate to be reached	2020	2020	2019	2020	2020	2019

Increasing the assumed medical cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2014 by $6 million and the net periodic postretirement benefit cost for the year by an immaterial amount. Decreasing the assumed medical cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2014 by $16 million and the net periodic postretirement benefit cost for the year by an immaterial amount.

Net Periodic Benefit Cost for all Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2014	2013	2012	2014	2013	2012
Service cost	$30	$31	$28	$1	$2	$2
Interest cost	183	165	189	13	14	17
Expected return on plan assets	(232)	(232)	(235)	—	—	—
Amortization of prior service cost (credit)	6	7	7	—	(1)	(2)
Amortization of net loss	66	88	60	(10)	—	—
Net periodic benefit cost	$53	$59	$49	$4	$15	$17

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss for all Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2014	2013	2012	2014	2013	2012
Net (gain) loss	$450	$(283)	$375	$(12)	$(102)	$16
Prior service credit arising during period	(38)	—	—	—	—	—
Amortization of prior service (cost) credit	(6)	(7)	(7)	—	1	2
Amortization of net gain (loss)	(66)	(88)	(60)	10	—	—
Total recognized in other comprehensive (income) loss	$340	$(378)	$308	$(2)	$(101)	$18
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$393	$(319)	$357	$2	$(86)	$35

Change in Projected Benefit Obligations, Plan Assets and Funded Status for all Plans
In millions	Defined Benefit Pension Plans		Other Postretirement Benefits
Change in projected benefit obligation:	2014	2013	2014	2013
Benefit obligation at beginning of year	$3,995	$4,433	$302	$414
Service cost	30	31	1	2
Interest cost	183	165	13	14
Plan amendments	(38)	—	—	—
Actuarial changes in assumptions and experience	531	(342)	(13)	(102)
Benefits paid	(340)	(285)	(33)	(26)
Other	(16)	(7)	—	—
Benefit obligation at end of year	$4,345	$3,995	$270	$302

Change in plan assets:
Fair value of plan assets at beginning of year	$3,586	$3,548	$—	$—
Actual return on plan assets	312	174	—	—
Employer contributions	2	158	—	—
Asset transfer	(17)	(9)	—	—
Benefits paid	(340)	(285)	—	—
Fair value of plan assets at end of year	$3,543	$3,586	$—	$—

Funded status at end of year	$(802)	$(409)	$(270)	$(302)

Net amounts recognized in the consolidated balance sheets at December 31:
Current liabilities	$(1)	$(1)	$(27)	$(33)
Noncurrent liabilities	(801)	(408)	(243)	(269)
Net amounts recognized in the consolidated balance sheets	$(802)	$(409)	$(270)	$(302)

Pretax amounts recognized in AOCL at December 31:
Net loss (gain)	$1,955	$1,570	$(109)	$(107)
Prior service cost (credit)	(19)	26	(1)	(1)
Pretax balance in AOCL at end of year	$1,936	$1,596	$(110)	$(108)

In 2015, an estimated net loss of $87 million and prior service credit of $1 million for the defined benefit pension plans will be amortized from AOCL to net periodic benefit cost. In 2015, an estimated net gain of $11 million for the other postretirement benefit plan will be amortized from AOCL to net periodic benefit cost.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2014
In millions	Defined Benefit Pension Plans	Other Postretirement Benefits
2015	$280	$28
2016	278	23
2017	278	21
2018	277	20
2019	277	19
2020 through 2024	1,361	88
Total	$2,751	$199

Plan Assets
Plan assets consist primarily of equity and fixed income securities of U.S. and foreign issuers, and include alternative investments such as real estate, private equity and other absolute return strategies. At December 31, 2014, plan assets totaled $3.5 billion and $3.6 billion at December 31, 2013 which included no Dow common stock.

Investment Strategy and Risk Management for Plan Assets
The Corporation's investment strategy for the plan assets is to manage the assets in relation to the liability in order to pay retirement benefits to plan participants over the life of the plans. This is accomplished by identifying and managing the exposure to various markets risks, diversifying investments across various asset classes and earning an acceptable long-term rate of return consistent with an acceptable amount of risk, while considering the liquidity needs of the plan.

The plan is permitted to use derivative instruments for investment purposes, as well as for hedging the underlying asset and liability exposures and rebalancing the asset allocation. The plan uses value at risk, stress testing, scenario analysis and Monte Carlo simulation to monitor and manage both asset risk in the portfolios and surplus risk.

Equity securities primarily include investments in large- and small-cap companies located in both developed and emerging markets around the world. Fixed income securities are primarily U.S. dollar based and include U.S. treasuries and investment grade corporate bonds of companies diversified across industries. Alternative investments primarily include investments in real estate, private equity limited partnerships and absolute return strategies. Other significant investment types include various insurance contracts; and interest rate, equity and foreign exchange derivative investments and hedges.

Strategic Target Allocation of Plan Assets
Asset Category	Target Allocation
Equity securities	23%
Fixed income securities	45%
Alternative investments	27%
Other	5%
Total	100%

Concentration of Risk
The Corporation mitigates the credit risk of investments by establishing guidelines with the investment managers that limit investment in any single issue or issuer to an amount that is not material to the portfolio being managed. These guidelines are monitored for compliance both by the Corporation and the external managers. Credit risk for hedging activity is mitigated by utilizing multiple counterparties, collateral support agreements, and centralized clearing where appropriate.

The Northern Trust Collective Government Short Term Investment money market fund is utilized as the sweep vehicle for the pension plan, which from time to time can represent a significant investment. Approximately 40 percent of the liability of the pension plan is covered by a participating group annuity issued by Prudential Insurance Company.

The following tables summarize the bases used to measure the Corporation's pension plan assets at fair value for the years ended December 31, 2014 and 2013:

Basis of Fair Value Measurements at December 31, 2014 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$3	$131	$—	$134
Equity securities:
U.S. equity	$360	$78	$1	$439
Non-U.S. equity - developed countries	166	160	—	326
Emerging markets	40	62	3	105
Equity derivatives	—	(1)	—	(1)
Total equity securities	$566	$299	$4	$869
Fixed income securities:
U.S. government and municipalities	$—	$673	$—	$673
U.S. agency mortgage backed securities	—	66	—	66
Corporates - investment grade	—	743	—	743
Non-U.S. governments - developed countries	—	6	—	6
Non-U.S. corporates - developed countries	—	160	—	160
Emerging markets debt	—	14	—	14
Other asset-backed securities	—	11	1	12
Other fixed income funds	—	—	32	32
High yield bonds	—	2	—	2
Total fixed income securities	$—	$1,675	$33	$1,708
Alternative investments:
Real estate	$—	$—	$288	$288
Private equity	—	—	233	233
Absolute return	—	126	166	292
Total alternative investments	$—	$126	$687	$813
Total other securities	$—	$(3)	$22	$19
Total pension plan assets at fair value	$569	$2,228	$746	$3,543

Basis of Fair Value Measurements at December 31, 2013 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$3	$304	$—	$307
Equity securities:
U.S. equity	$388	$143	$—	$531
Non-U.S. equity - developed countries	181	85	—	266
Emerging markets	119	67	2	188
Total equity securities	$688	$295	$2	$985
Fixed income securities:
U.S. government and municipalities	$—	$606	$—	$606
U.S. agency mortgage backed securities	—	63	—	63
Corporates - investment grade	—	635	—	635
Non-U.S. governments - developed countries	—	2	—	2
Non-U.S. corporates - developed countries	—	159	—	159
Emerging markets debt	—	22	—	22
Other asset-backed securities	—	9	2	11
Other fixed income funds	—	—	12	12
High yield bonds	—	3	—	3
Fixed income derivatives	—	(3)	—	(3)
Total fixed income securities	$—	$1,496	$14	$1,510
Alternative investments:
Real estate	$—	$—	$292	$292
Private equity	—	—	228	228
Absolute return	—	127	103	230
Total alternative investments	$—	$127	$623	$750
Total other securities	$—	$12	$22	$34
Total pension plan assets at fair value	$691	$2,234	$661	$3,586

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

For assets classified as Level 2 measurements, where the security is frequently traded in less active markets, fair value is based on the closing price at the end of the period; where the security is less frequently traded, fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance and quality checks. For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs such as foreign exchange rates, commodity prices, swap rates, interest rates, and implied volatilities obtained from various market sources.

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

The following table summarizes the changes in fair value of Level 3 pension plan assets for the years ended December 31, 2014 and 2013:

Fair Value Measurement of Level 3 Pension Plan Assets In millions	Equity Securities	Fixed Income Securities	Alternative Investments	Other Investments	Total
Balance at January 1, 2013	$3	$17	$552	$22	$594
Actual return on plan assets:
Relating to assets held at Dec 31, 2013	(2)	—	22	—	20
Relating to assets sold during 2013	—	—	40	—	40
Purchases, sales and settlements	1	(3)	9	—	7
Balance at December 31, 2013	$2	$14	$623	$22	$661
Actual return on plan assets:
Relating to assets held at Dec 31, 2014	(2)	—	(22)	—	(24)
Relating to assets sold during 2014	—	—	35	—	35
Purchases, sales and settlements	4	20	53	—	77
Transfers out of Level 3, net	—	(1)	—	—	(1)
Foreign currency impact	—	—	(2)	—	(2)
Balance at December 31, 2014	$4	$33	$687	$22	$746

NOTE 16 - LEASED PROPERTY

The Corporation has leases primarily for facilities and distribution equipment. The future minimum rental payments under leases with remaining noncancelable terms in excess of one year are as follows:

Minimum Lease Commitments at December 31, 2014 In millions
2015	$7
2016	5
2017	4
2018	3
2019	2
2020 and thereafter	8
Total	$29

Rental expenses under leases were $27 million in 2014, $31 million in 2013 and $35 million in 2012.

NOTE 17 - RELATED PARTY TRANSACTIONS

The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s intercompany pricing policies. After each quarter, the Corporation and Dow analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) - net” in the consolidated statements of operations. Purchases from that Dow subsidiary were approximately $2.9 billion in 2014, $2.9 billion in 2013 and $3.1 billion in 2012.

The Corporation has a master services agreement with Dow whereby Dow provides services including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety, and business management for UCC. Under the master services agreement with Dow, general administrative and overhead type services that Dow routinely allocates to various businesses are charged to UCC. The master services agreement cost allocation basis is headcount and includes a 10 percent service fee. This agreement resulted in expense of approximately $26 million in 2014, $25 million in 2013 and $32 million in 2012 for general administrative and overhead type services and the 10 percent service fee, included in “Sundry income (expense) - net” in the consolidated statements of operations. The decrease in general administrative and overhead type services from 2012, including the service fee, was due to a simplification of the cost structure as well as cost reduction initiatives by Dow. The remaining activity-based costs were approximately $53 million in 2014, $46 million in 2013 and $51 million in 2012 and were included in “Cost of sales” in the consolidated statements of operations.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At December 31, 2014, the Corporation had a note receivable of $1.2 billion ($2.4 billion at December 31, 2013) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures on December 30, 2015. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At December 31, 2014, $875 million ($843 million at December 31, 2013) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

Related company accounts payable and accounts receivable between UCC and Dow are settled on a regular basis. As a result of the phased implementation of the Corporation's new ERP system, as well as the implementation of an in-house banking system in the third quarter of 2014, intercompany balances are now settled on a monthly basis instead of throughout the month. As a result of this change, "Accounts receivable - Related companies" and "Accounts payable - Related companies" in the consolidated balance sheets reflect an increase when compared with previous years.

In October 2014, UCC authorized a distribution to Dow of its shares of common stock in GWN Holdings, Inc. ("GWN"). Prior to the stock distribution, GWN was owned 6.3 percent by UCC and 93.7 percent by Dow and its other wholly-owned subsidiaries. Prior to this distribution, UCC's investment in GWN was $10 million, accounted for as a cost method investment, and included in "Investments in related companies" in the consolidated balance sheets. No gain or loss was recorded on the stock distribution.

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

On a quarterly basis, the Corporation's Board of Directors reviews and approves a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. During 2014, the Corporation declared and paid dividends totaling $1.3 billion to Dow. In September 2013, UCC declared a stock dividend to Dow of its 100 percent ownership interest in Union Carbide Subsidiary C, Inc., which included UCC's full ownership interest in Univation. This stock dividend was effective on September 29, 2013 and totaled $70 million. During 2013, the Corporation declared and paid dividends totaling $661 million to Dow, which included cash dividends to Dow totaling $591 million.

The Corporation received cash dividends of $12 million from its related company investments in 2014 ($16 million in 2013 and $25 million in 2012). These dividends were included in "Sundry income (expense) - net" in the consolidated statements of operations.

In the third quarter of 2014, as part of a sale-leaseback transaction entered into by Dow for a significant portion of Dow's North America railcar fleet, UCC sold all of the railcars owned by UCC to Dow at fair value for $145 million in cash. The sale of the railcars resulted in a pretax gain of $66 million, and is included in "Sundry income (expense) - net" in the consolidated statements of operations.

In accordance with the Tax Sharing Agreement between the Corporation and Dow, the Corporation makes payments to Dow to cover the Corporation's estimated federal tax liability; payments were $579 million in 2014, $163 million in 2013 and zero in 2012.

NOTE 18 - INCOME TAXES

Domestic and Foreign Components of Income (Loss) Before Income Taxes
In millions	2014	2013	2012
Domestic (1)	$896	$1,077	$(95)
Foreign	(5)	(10)	(2)
Total	$891	$1,067	$(97)

(1)	In 2013, the domestic component of "Income Before Income Taxes" included a gain of $368 million for the sale of Dow's Polypropylene Licensing and Catalysts business.

Provision for Income Taxes
		2014			2013			2012
In millions	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal (1)	$(41)	$311	$270	$337	$18	$355	$10	$15	$25
State and local	(5)	38	33	5	(47)	(42)	(5)	(3)	(8)
Foreign	1	—	1	6	—	6	—	—	—
Total	$(45)	$349	$304	$348	$(29)	$319	$5	$12	$17

(1)	Reflects the 2014 impact of accelerated deductions.

Reconciliation to U.S. Statutory Rate
In millions	2014	2013	2012
Taxes at U.S. statutory rate	$312	$374	$(34)
Equity earnings effect	(4)	(1)	2
U.S. manufacturing deductions	(26)	(7)	—
Benefit of dividend income from investments in related companies	—	(6)	(9)
Audit settlement and court case impact	—	20	—
Unrecognized tax benefits	—	(30)	9
Impairment of investment in related company	—	1	46
Federal tax accrual adjustments	(14)	(5)	(8)
State and local tax impact	42	(38)	12
Other - net	(6)	11	(1)
Total tax provision	$304	$319	$17
Effective tax rate	34.1%	29.9%	(17.5)%

The tax rate for 2014 was unfavorably impacted by changes in valuation allowances on state income tax attributes, partially offset by favorable manufacturing deductions in the United States. UCC's reported effective tax rate for 2014 was 34.1 percent.

The tax rate for 2013 was favorably impacted by changes in valuation allowances in the United States on state income tax attributes, audit settlements and remeasurement of tax positions. The 2013 tax rate was unfavorably impacted by an unfavorable court ruling in the first quarter of 2013. UCC's reported effective tax rate for 2013 was 29.9 percent.

The tax rate for 2012 was unfavorably impacted primarily by the minimal tax relief related to the impairment of the investment in related company and the inability to utilize state tax credits. UCC's reported effective tax rate for 2012 was negative 17.5 percent.

Deferred Tax Balances at December 31	2014		2013
In millions	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property	$—	$197	$—	$235
Tax loss and credit carryforwards	82	—	95	—
Postretirement benefit obligations	818	420	706	440
Other accruals and reserves (1)	263	3	656	4
Inventory	53	—	30	—
Long-term debt	—	—	—	1
Investments	—	1	7	—
Other - net	2	—	2	1
Subtotal	$1,218	$621	$1,496	$681
Valuation allowances	(53)	—	(50)	—
Total	$1,165	$621	$1,446	$681

(1)	The reduction in 2014 reflects the impact of accelerated deductions.

Gross operating loss carryforwards, primarily related to state operating losses, amounted to $1,035 million at December 31, 2014, compared with $1,188 million at the end of 2013. At December 31, 2014, $530 million of the operating loss carryforwards were subject to expiration in the years 2015 through 2019. The remaining balances expire in years beyond 2019 or have an indefinite carryforward period. Tax credit carryforwards amounted to $5 million at December 31, 2014 and $7 million at December 31, 2013, which all expire in years beyond 2019 or have an indefinite carryforward period.

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $50 million at December 31, 2014, $48 million at December 31, 2013 and $53 million at December 31, 2012. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

The Corporation had valuation allowances that were primarily related to the realization of recorded tax benefits on state tax loss carryforwards from operations in the United States of $53 million at December 31, 2014 and $50 million at December 31, 2013.

Total Gross Unrecognized Tax Benefits
In millions	2014	2013	2012
Balance at January 1	$4	$166	$161
Increases related to positions taken on items from prior years	—	1	—
Decreases related to positions taken on items from prior years	—	(7)	—
Increases related to positions taken in current year	—	—	8
Settlement of uncertain tax positions with tax authorities	—	(154)	—
Decreases due to expiration of statutes of limitations	(3)	(2)	(3)
Balance at December 31	$1	$4	$166

At December 31, 2014, the total amount of unrecognized tax benefits was $1 million ($4 million at December 31, 2013), of which $1 million ($3 million at December 31, 2013) would impact the effective tax rate, if recognized.

Interest and penalties associated with unrecognized tax benefits are recognized as components of “Provision for income taxes” in the consolidated statements of operations and was a benefit of $6 million in 2014, $15 million in 2013 and $1 million in 2012. The Corporation's accrual for interest and penalties was zero at December 31, 2014 and a payable of $1 million at December 31, 2013.

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

Tax years that remain subject to examination for the Corporation's major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31
Jurisdiction	Earliest Open Year
	2014	2013
United States:
Federal income tax	2004	2004
State and local income tax	2004	2004

The Corporation is included in Dow's consolidated federal income tax group and consolidated tax return. Current and deferred tax expenses are calculated for the Corporation as a stand-alone group and are allocated to the group from the consolidated totals. UCC is currently under examination in a number of tax jurisdictions, including the U.S. federal and various state jurisdictions. It is reasonably possible that these examinations may be resolved within twelve months. As a result, it is reasonably possible that the total gross unrecognized tax benefits of the Corporation at December 31, 2014, will be reduced by approximately $1 million from resolution of these examinations.

The reserve for non-income tax contingencies related to issues in the United States was zero at December 31, 2014 and zero at December 31, 2013. This is management's best estimate of the potential liability for non-income tax contingencies. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of those accrued will have a material impact on the Corporation's consolidated financial statements.

NOTE 19 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides an analysis of the changes in accumulated other comprehensive loss for the years ended December 31, 2014, 2013 and 2012:

Accumulated Other Comprehensive Loss
In millions	2014	2013	2012
Cumulative Translation Adjustments at beginning of year	$(78)	$(56)	$(52)
Translation adjustments	(1)	(1)	(4)
Reclassification to earnings - Sundry income (expense) - net (1)	16	(21)	—
Balance at end of period	$(63)	$(78)	$(56)
Pension and Other Postretirement Benefit Plans at beginning of year	$(967)	$(1,289)	$(1,080)
Net gain (loss) during period (net of tax of $(165), $122, $(141)) (2) (3)	(273)	263	(250)
Prior service credit arising during the period (net of tax of $13, $-, $-)	25	—	—
Amortization of prior service cost included in net periodic pension costs (net of tax of $2, $2, $2) (2) (3)	4	4	3
Amortization of net loss included in net periodic pension costs (net of tax of $25, $33, $22) (2) (3)	31	55	38
Balance at end of period	$(1,180)	$(967)	$(1,289)
Total accumulated other comprehensive loss	$(1,243)	$(1,045)	$(1,345)

(1)	In 2014, reclassification resulted from the divestiture or liquidation of subsidiaries. In 2013, reclassification resulted from the divestiture of a nonconsolidated affiliate.
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

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location. Sales to external customers and long-lived assets by geographic area were as follows:

Geographic Area Information In millions	United States	Asia Pacific	Rest of World	Total
2014
Sales to external customers (1)	$62	$1	$19	$82
Long-lived assets	$1,113	$6	$33	$1,152
2013
Sales to external customers (1)	$100	$43	$18	$161
Long-lived assets	$1,197	$6	$36	$1,239
2012
Sales to external customers (1)	$98	$64	$15	$177
Long-lived assets	$1,287	$8	$39	$1,334

(1)
Of the total sales to external customers, China was less than 1 percent in 2014, approximately 21 percent in 2013 and 21 percent in 2012; and Malaysia was less than 1 percent in 2014, approximately 4 percent in 2013 and 10 percent in 2012, both of which are included in Asia Pacific.

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

Changes in Internal Control Over Financial Reporting
During 2014, the Corporation completed the implementation of a new enterprise resource planning ("ERP") system that delivered a new generation of information systems and work processes. The Corporation has updated the internal control processes and procedures that have been affected by the ERP system implementation and believes that controls remain effective.

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
Management assessed the effectiveness of the Corporation's internal control over financial reporting and concluded that, as of December 31, 2014, such internal control is effective. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework (2013).

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
February 13, 2015

/s/ RICHARD A. WELLS	/s/ IGNACIO MOLINA
Richard A. Wells President and Chief Executive Officer	Ignacio Molina Vice President, Treasurer and Chief Financial Officer

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

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Dow's Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Dow and its subsidiaries (including the Corporation) by its independent auditor, subject to the de minimus exception for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act, which are approved by Dow's Audit Committee prior to the completion of the audit. The Corporation's management and its Board of Directors subscribe to these policies and procedures. For the years ended December 31, 2014 and 2013, professional services were performed for the Corporation by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the “Deloitte Entities”).

Total fees paid to the Deloitte Entities were:

In thousands	2014	2013
Audit fees (1)	$1,635	$1,576
Audit-related fees	—	94
Total	$1,635	$1,670

(1)
The aggregate fees billed for the audit of the Corporation's annual financial statements, the reviews of the financial statements in Quarterly Reports on Form 10-Q, statutory audits and other regulatory filings.

Union Carbide Corporation and Subsidiaries
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. The Corporation's 2014 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K.

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

The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibit
10.5.12	Twelfth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 17, 2014, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors.
23	Analysis, Research & Planning Corporation's Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

® ™Trademark of The Dow Chemical Company (“Dow”) or an affiliated company of Dow

Union Carbide Corporation and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of February 2015.

UNION CARBIDE CORPORATION

By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on the 13th day of February 2015 by the following persons on behalf of the Registrant and in the capacities indicated:

/s/ RICHARD A. WELLS	/s/ GLENN J. MORAN
Richard A. Wells	Glenn J. Moran, Director
President and Chief Executive Officer

/s/ IGNACIO MOLINA	/s/ MARK R. BASSETT
Ignacio Molina Vice President, Treasurer and Chief Financial Officer	Mark R. Bassett, Director

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

2.1
Agreement and Plan of Merger dated as of August 3, 1999 among Union Carbide Corporation, The Dow Chemical Company and Transition Sub Inc., incorporated by reference to Exhibit 2 of the Corporation's Current Report on Form 8-K dated August 3, 1999.

2.2
Agreement for the Sale & Purchase of Shares, dated as of August 17, 2009, among Union Carbide Corporation, UCMG L.L.C. and Petroliam Nasional Berhad, incorporated by reference to Exhibit 2.1 of the Corporation's Current Report on Form 8-K dated September 30, 2009.

3.1
Restated Certificate of Incorporation of Union Carbide Corporation under Section 807 of the Business Corporation Law, as filed on May 13, 2008, incorporated by reference to Exhibit 3.1.4 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

3.2
Amended and Restated Bylaws of Union Carbide Corporation, amended as of April 22, 2004, incorporated by reference to Exhibit 3.2 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.1
Indenture dated as of June 1, 1995, between the Corporation and the Chase Manhattan Bank (formerly Chemical Bank), Trustee, incorporated by reference to Exhibit 4.1.2 to the Corporation's Form S-3 effective October 13, 1995, Reg. No. 33-60705.

4.2	The Corporation will furnish to the Commission upon request any other debt instrument referred to in Item 601(b)(4)(iii)(A) of Regulation S-K.
10.1
Amended and Restated Service Agreement, effective as of July 1, 2002, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.23 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.1.1
Service Addendum No. 2 to the Service Agreement, effective as of August 1, 2001, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.23.2 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.1.2
Restated Service Addendum No. 1 to the Service Agreement, effective as of February 6, 2001, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.23.3 of the Corporation's 2002 Form 10-K.

10.1.3
Service Addendum No. 3 to the Amended and Restated Service Agreement, effective as of January 1, 2005, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.1.3 of the Corporation's 2004 Form 10-K.

10.1.4
First Amendment to Amended and Restated Service Agreement, effective as of January 1, 2011, between the Corporation and The Dow Chemical Company incorporated by reference to Exhibit 10.1.4 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

10.2
Second Amended and Restated Sales Promotion Agreement, effective January 1, 2004, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.24 of the Corporation's 2003 Form 10-K.

10.2.1
First Amendment to Second Amended and Restated Sales Promotion Agreement, effective as of March 22, 2013, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.2.1 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.3
Third Amended and Restated Agreement (to Provide Materials and Services), dated as of March 1, 2008, between the Corporation and Dow Hydrocarbons and Resources LLC, incorporated by reference to Exhibit 10.3 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.4
Amended and Restated Tax Sharing Agreement, effective as of February 7, 2001, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.27 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.5
Amended and Restated Revolving Credit Agreement dated as of May 28, 2004, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors, incorporated by reference to Exhibit 10.28 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.5.1
First Amendment dated October 29, 2004 to the Amended and Restated Revolving Credit Agreement, dated as of May 28, 2004, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors, incorporated by reference to Exhibit 10.5.1 of the Corporation's 2004 Form 10-K.

EXHIBIT NO.	DESCRIPTION

10.5.2
Second Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 30, 2004, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors, incorporated by reference to Exhibit 10.5.2 of the Corporation's 2004 Form 10-K.

10.5.3
Third Amendment to the Amended and Restated Revolving Credit Agreement, dated as of September 30, 2005, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors, incorporated by reference to Exhibit 10.5.3 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.5.4
Fourth Amendment to the Amended and Restated Revolving Credit Agreement, dated as of September 30, 2006, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors, incorporated by reference to Exhibit 10.5.4 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.5.5
Fifth Amendment to the Amended and Restated Revolving Credit Agreement, dated as of September 30, 2007, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors incorporated by reference to Exhibit 10.5.5 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.5.6
Sixth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of September 30, 2008, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors, incorporated by reference to Exhibit 10.5.6 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.5.7
Seventh Amendment to the Amended and Restated Revolving Credit Agreement, effective as of September 30, 2009, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors, incorporated by reference to Exhibit 10.5.7 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.5.8
Eighth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of September 30, 2010, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors, incorporated by reference to Exhibit 10.5.8 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

10.5.9
Ninth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of September 30, 2011, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors, incorporated by reference to Exhibit 10.5.9 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.5.10
Tenth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 6, 2012, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors, incorporated by reference to Exhibit 10.5.10 of the Corporation's 2012 10-K.

10.5.11
Eleventh Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 16, 2013, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors, incorporated by reference to Exhibit 10.5.11 of the Corporation's 2013 10-K.

10.5.12	Twelfth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 17, 2014, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors.
10.6
Amended and Restated Pledge and Security Agreement dated as of May 28, 2004, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.29 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.7
Second Amended and Restated Revolving Loan Agreement, effective as of November 1, 2005, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.7 of the Corporation's 2005 Annual Report on Form 10‑K.

10.7.1
First Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of December 31, 2007, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.7.1 of the Corporation's 2007 Annual Report on Form 10-K.

10.7.2
Second Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of August 1, 2009, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.7.2 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.7.3
Third Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of February 1, 2010, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.7.3 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

EXHIBIT NO.	DESCRIPTION

10.7.4
Fourth Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of August 1, 2010, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.7.4 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

10.7.5
Fifth Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of August 1, 2011, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.7.5 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.7.6
Sixth Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of April 1, 2012, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.7.6 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

10.7.7
Seventh Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of August 1, 2013, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.7.7 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.9
Contribution Agreement dated as of December 21, 2007, among the Corporation, Dow International Holdings Company and The Dow Chemical Company, incorporated by reference to Exhibit 10.9 of the Corporation's 2007 Annual Report on Form 10‑K.

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

A copy of any exhibit listed above may be obtained on written request to the Secretary's Office, Union Carbide Corporation, 1254 Enclave Parkway, Houston, Texas, 77077.