Form 10-Q
period 2015-03-31
UNION CARBIDE CORP /NEW/
filed 2015-04-29
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2015

or

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
☐ Yes    ☑ No

At March 31, 2015, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2015

Union Carbide Corporation and Subsidiaries

Throughout this Quarterly Report on Form 10-Q, except as otherwise indicated by the context, the terms "Corporation" or "UCC" as used herein mean Union Carbide Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Management's Discussion and Analysis,” and “Risk Factors.” These forward-looking statements are generally identified by the words or phrases “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “may,” “opportunity,” "outlook," “plan,” “project,” “should,” “strategy,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (see Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014). Union Carbide Corporation undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2015	Mar 31, 2014
Net trade sales	$23	$26
Net sales to related companies	1,523	1,632
Total Net Sales	1,546	1,658
Cost of sales	1,227	1,525
Research and development expenses	5	6
Selling, general and administrative expenses	2	2
Equity in earnings of nonconsolidated affiliates	1	—
Sundry income (expense) - net	(14)	(9)
Interest income	2	3
Interest expense and amortization of debt discount	8	7
Income Before Income Taxes	293	112
Provision for income taxes	98	37
Net Income Attributable to Union Carbide Corporation	$195	$75

Depreciation	$39	$44
Capital Expenditures	$50	$25
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2015	Mar 31, 2014
Net Income Attributable to Union Carbide Corporation	$195	$75
Other Comprehensive Income, Net of Tax
Translation adjustments	1	—
Adjustments to pension and other postretirement benefit plans	12	10
Total other comprehensive income	13	10
Comprehensive Income Attributable to Union Carbide Corporation	$208	$85
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Mar 31, 2015	Dec 31, 2014
Assets
Current Assets
Cash and cash equivalents	$22	$23
Accounts receivable:
Trade (net of allowance for doubtful receivables 2015: $-; 2014: $-)	30	29
Related companies	1,251	1,285
Other	56	67
Income taxes receivable	375	476
Notes receivable from related companies	1,059	1,292
Inventories	436	378
Deferred income taxes and other current assets	124	139
Total current assets	3,353	3,689
Investments
Investments in related companies	813	813
Investments in nonconsolidated affiliates	11	13
Other investments	7	8
Noncurrent receivables	44	44
Noncurrent receivables from related companies	98	131
Total investments	973	1,009
Property
Property	6,878	6,831
Less accumulated depreciation	5,717	5,679
Net property	1,161	1,152
Other Assets
Intangible assets (net of accumulated amortization 2015: $74; 2014: $73)	16	15
Deferred income tax assets - noncurrent	442	441
Asbestos-related insurance receivables - noncurrent	54	62
Deferred charges and other assets	43	45
Total other assets	555	563
Total Assets	$6,042	$6,413
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$48	$43
Long-term debt due within one year	1	1
Accounts payable:
Trade	250	248
Related companies	531	872
Other	22	17
Income taxes payable	19	20
Asbestos-related liabilities - current	109	105
Accrued and other current liabilities	177	192
Total current liabilities	1,157	1,498
Long-Term Debt	480	481
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	1,046	1,051
Asbestos-related liabilities - noncurrent	425	438
Other noncurrent obligations	137	136
Total other noncurrent liabilities	1,608	1,625
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	312	312
Retained earnings	3,715	3,740
Accumulated other comprehensive loss	(1,230)	(1,243)
Union Carbide Corporation's stockholder's equity	2,797	2,809
Total Liabilities and Equity	$6,042	$6,413
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar 31, 2015	Mar 31, 2014
Operating Activities
Net Income Attributable to Union Carbide Corporation	$195	$75
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46	49
Provision (credit) for deferred income tax	2	(9)
Earnings of nonconsolidated affiliates in excess of dividends received	(1)	—
Pension contributions	(1)	—
Changes in assets and liabilities:
Accounts and notes receivable	3	(9)
Related company receivables	267	370
Inventories	(58)	(50)
Accounts payable	7	58
Related company payables	(336)	12
Other assets and liabilities	112	(159)
Cash provided by operating activities	236	337
Investing Activities
Capital expenditures	(50)	(25)
Change in noncurrent receivable from related company	33	7
Cash used in investing activities	(17)	(18)
Financing Activities
Dividends paid to stockholder	(220)	(325)
Cash used in financing activities	(220)	(325)
Summary
Decrease in cash and cash equivalents	(1)	(6)
Cash and cash equivalents at beginning of year	23	33
Cash and cash equivalents at end of period	$22	$27
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2015	Mar 31, 2014
Common Stock
Balance at beginning of year and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of year and end of period	312	312
Retained Earnings
Balance at beginning of year	3,740	4,442
Net Income Attributable to Union Carbide Corporation	195	75
Dividends declared	(220)	(325)
Balance at end of period	3,715	4,192
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of year	(1,243)	(1,045)
Other comprehensive income	13	10
Balance at end of period	(1,230)	(1,035)
Union Carbide Corporation's Stockholder's Equity	$2,797	$3,469
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

Intercompany transactions and balances are eliminated in consolidation. Transactions with the Corporation’s parent company, Dow, and other Dow subsidiaries have been reflected as related company transactions in the consolidated financial statements. See Note 8 for further discussion.

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Yet Adopted as of March 31, 2015
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The tentative revised effective date for this ASU is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Corporation is currently evaluating the impact of adopting this guidance.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, and amortization of those costs should be reported as interest expense. This ASU is effective for financial statements issued for annual and interim periods beginning after December 15, 2015, and

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis for each period presented in the balance sheet. The Corporation is currently evaluating the impact of adopting this guidance.

NOTE 3 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Mar 31, 2015	Dec 31, 2014
Finished goods	$249	$205
Work in process	45	30
Raw materials	51	45
Supplies	91	98
Total inventories	$436	$378

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $106 million at March 31, 2015 and $125 million at December 31, 2014.

NOTE 4 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	At March 31, 2015			At December 31, 2014
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(33)	$—
Software	57	(41)	16	55	(40)	15
Total intangible assets	$90	$(74)	$16	$88	$(73)	$15

Total estimated amortization expense for 2015 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2015	$2
2016	$3
2017	$3
2018	$3
2019	$3
2020	$2

NOTE 5 - FINANCIAL INSTRUMENTS
Investments
The Corporation's investments in marketable securities include debt securities which are classified as available-for-sale. At March 31, 2015, the Corporation held $5 million in debt securities ($5 million at December 31, 2014), which had contractual maturities of less than 10 years. These securities are recorded at fair value, which approximates cost, and are included in “Other investments” in the consolidated balance sheets and classified as Level 2 measurements. There were no proceeds from sales of marketable securities for the three-month periods ended March 31, 2015 and March 31, 2014.

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
Long-Term Debt
The Corporation has long-term debt of $481 million in the consolidated balance sheets at March 31, 2015 ($482 million at December 31, 2014). At March 31, 2015, the fair value of this long-term debt was $616 million ($601 million at December 31, 2014) and is classified as a Level 2 measurement. Fair value is determined in a manner similar to the methods described above for investments.
Cost approximates fair value for all other financial instruments.

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At March 31, 2015, the Corporation had accrued obligations of $136 million for probable environmental remediation and restoration costs, including $23 million for the remediation of Superfund sites, and is included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation’s results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2014, the Corporation had accrued obligations of $132 million for probable environmental remediation and restoration costs, including $22 million for the remediation of Superfund sites.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

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

In December 2014, based on ARPC's December 2014 study and the Corporation's own review of the asbestos claim and resolution activity, the Corporation determined that an adjustment to the accrual was required due to the increase in mesothelioma claim activity compared with what had been forecasted in the December 2012 study. Accordingly, the Corporation increased its asbestos-related liability for pending and future claims by $78 million. The Corporation's asbestos-related liability for pending and future claims was $513 million at December 31, 2014, and approximately 22 percent of the recorded liability related to pending claims and approximately 78 percent related to future claims.

Based on the Corporation’s review of 2015 activity, it was determined that no adjustment to the accrual was required at March 31, 2015. The Corporation’s asbestos-related liability for pending and future claims was $500 million at March 31, 2015. Approximately 20 percent of the recorded liability related to pending claims and approximately 80 percent related to future claims.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that were not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, the Corporation has reached settlements with most of the carriers involved in the Insurance Litigation and continues to pursue a settlement with the remaining carrier. The Corporation’s receivable for insurance recoveries related to its asbestos liability was $10 million at March 31, 2015 and December 31, 2014.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Mar 31, 2015	Dec 31, 2014
Receivables for defense and resolution costs - carriers with settlement agreements	$54	$69
Receivables for insurance recoveries - carriers without settlement agreements	10	10
Total	$64	$79

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $24 million for the first quarter of 2015 ($25 million in the first quarter of 2014), and reflected in “Cost of sales” in the consolidated statements of income.

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

Purchase Commitments
A summary of the Corporation's purchase commitments can be found in Note 13 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to purchase commitments since December 31, 2014.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	Mar 31, 2015	Mar 31, 2014
Defined Benefit Pension Plans:
Service cost	$11	$8
Interest cost	41	46
Expected return on plan assets	(57)	(58)
Amortization of prior service cost	—	1
Amortization of net loss	22	17
Net periodic benefit cost	$17	$14

Other Postretirement Benefits:
Interest cost	$3	$3
Amortization of net gain	(3)	(2)
Net periodic benefit cost	$—	$1

NOTE 8 - RELATED PARTY TRANSACTIONS
The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s intercompany pricing policies. After each quarter, the Corporation and Dow analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) - net” in the consolidated statements of income. Purchases from that Dow subsidiary were $515 million in the first quarter of 2015 ($763 million in the first quarter of 2014).

The Corporation has a master services agreement with Dow whereby Dow provides services including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety and business management for UCC. Under the master services agreement with Dow, general administrative and overhead type services that Dow routinely allocates to various businesses are charged to UCC. The master services agreement cost allocation basis is headcount and includes a 10 percent service fee. This agreement resulted in expense of approximately $7 million in the first quarter of 2015 ($6 million in the first quarter of 2014) for general administrative and overhead type services and the 10 percent service fee, included in “Sundry income (expense) - net” in the consolidated statements of income. The remaining activity-based costs were approximately $14 million in the first quarter of 2015 ($12 million in the first quarter of 2014), and were included in “Cost of sales” in the consolidated statements of income.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At March 31, 2015, the Corporation had a note receivable of $1.0 billion ($1.2 billion at December 31, 2014) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2015. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At March 31, 2015, $907 million ($875 million at December 31, 2014) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

On a quarterly basis, the Corporation's Board of Directors reviews and approves a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. In the first quarter of 2015, the Corporation declared and paid a cash dividend of $220 million to Dow. In the first quarter of 2014, the Corporation declared and paid a dividend of $325 million to Dow.

The Corporation received no cash dividends from its related company investments in the first quarter of 2015 ($5 million in the first quarter of 2014). These dividends are included in “Sundry income (expense) – net” in the consolidated statements of income.

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides an analysis of the changes in accumulated other comprehensive loss for the three-month periods ended March 31, 2015 and 2014:

Accumulated Other Comprehensive Loss	Three Months Ended
In millions	Mar 31, 2015	Mar 31, 2014
Cumulative Translation Adjustments at beginning of year	$(63)	$(78)
Translation adjustments	1	—
Balance at end of period	$(62)	$(78)
Pension and Other Postretirement Benefit Plans at beginning of year	$(1,180)	$(967)
Adjustments to pension and other postretirement benefit plans (net of tax of $7, $6) (1) (2)	12	10
Balance at end of period	$(1,168)	$(957)
Total Accumulated Other Comprehensive Loss	$(1,230)	$(1,035)

(1)	Included in "Net periodic benefit cost." See Note 7 for additional information.

(2)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the three-month period ended March 31, 2015, the most recent period, compared with the three-month period ended March 31, 2014, the corresponding period in the preceding fiscal year.

References to “Dow” refer to The Dow Chemical Company and its consolidated subsidiaries, except as otherwise indicated by the context.

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

RESULTS OF OPERATIONS
Total net sales were $1,546 million in the first quarter of 2015 compared with $1,658 million in the first quarter of 2014, a decrease of 7 percent. Net sales to related companies, principally to Dow, and based on market prices for the related products, for the first quarter of 2015 were $1,523 million compared with $1,632 million for the first quarter of 2014, a decrease of 7 percent.

Average selling prices for most products decreased in the first quarter of 2015 compared with the first quarter of 2014. Prices were down across all businesses, primarily driven by lower feedstock and energy costs as well as competitive pricing pressure. Sales volume was down slightly in the first quarter of 2015 compared with the first quarter of 2014, due to decreased volume in ethylene and electrical and telecommunications, which were impacted by planned maintenance turnarounds in the first quarter of 2015, and lower demand for glutaraldehydes and glycol ethers. Sales volume decreases were partially offset by increased demand for polyethylene, ethylene oxide/ethylene glycol ("EO/EG"), acrylates, acrolein and water soluble polymers.

Cost of sales decreased 20 percent from $1,525 million in the first quarter of 2014 to $1,227 million in the first quarter of 2015. Decreases were driven by reduced feedstock, energy and other raw material costs and lower sales volume, partially offset by an increase in planned maintenance turnaround spending compared with first quarter of last year.

Research and development expenses were $5 million in the first quarter of 2015 compared with $6 million in the first quarter of 2014. This decrease is a result of cost reduction initiatives. Selling, general and administrative expenses were flat when compared with first quarter of 2014.

Equity in earnings of nonconsolidated affiliates was $1 million in the first quarter of 2015 compared with zero in the first quarter of 2014.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividend income from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) - net for the first quarter of 2015 was net expense of $14 million compared with net expense of $9 million for the first quarter of 2014. The net increase in sundry expense was primarily due to the reduction of dividend income from related company investments. See Note 8 to the Consolidated Financial Statements for additional information.

Interest income was $2 million in the first quarter of 2015 compared with $3 million in the first quarter of 2014. This decrease is due to a reduction in notes receivable from related companies. Interest expense and amortization of debt discount was $8 million in the first quarter of 2015 compared with $7 million in the first quarter of 2014.

The Corporation reported a tax provision of $98 million in the first quarter of 2015, which resulted in an effective tax rate of 33.4 percent. This compared with a tax provision of $37 million in the first quarter of 2014, which resulted in an effective tax rate of 33.0 percent. The effective tax rate fluctuates based on, among other factors, where income is earned, dividends received from investments in related companies and the level of income relative to tax credits available.

Union Carbide Corporation and Subsidiaries

Capital spending in the first quarter of 2015 was $50 million compared with $25 million in the first quarter of 2014, reflecting increased spending on U.S. Gulf Coast investment projects and site infrastructure projects.

The Corporation reported net income of $195 million in the first quarter of 2015 compared with $75 million in the first quarter of 2014, primarily driven by the impact of reduced raw material and energy costs which more than offset the decline in sales and increased planned maintenance turnaround costs.

Institute, West Virginia Site
On March 23, 2015, UCC signed an agreement with Bayer CropScience LP ("BCS") to transfer ownership of BCS's Institute Industrial Park to UCC. Effective April 1, 2015, UCC and BCS will begin a phased transfer of plant activities as well as the transfer of land and certain site assets to be completed by mid-year 2016. BCS will continue to be a tenant at the Institute Industrial Park site.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 10-K”) describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The Corporation’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2014 10-K. Since December 31, 2014, there have been no material changes in the Corporation’s critical accounting policies.

Asbestos-Related Matters
The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC’s premises, and UCC’s responsibility for asbestos suits filed against a former subsidiary, Amchem Products, Inc. (“Amchem”). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to UCC’s products.

It is the opinion of UCC's management that it is reasonably possible that the costs of disposing of its asbestos-related claims, including future defense costs, could have a material impact on the Corporation's results of operations and cash flows for a particular period and on the consolidated financial position of the Corporation.

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem, based on criteria developed by UCC and its external consultants:

	2015	2014
Claims unresolved at January 1	26,116	29,005
Claims filed	1,490	2,536
Claims settled, dismissed or otherwise resolved	(1,429)	(2,392)
Claims unresolved at March 31	26,177	29,149
Claimants with claims against both UCC and Amchem	(8,242)	(8,354)
Individual claimants at March 31	17,935	20,795

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

Union Carbide Corporation and Subsidiaries

settlement experience, the Corporation does not consider the damages alleged against it and Amchem to be a meaningful factor in its determination of any potential asbestos-related liability.

For additional information see Asbestos-Related Matters in Note 6 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at March 31, 2015.

Dividends
On a quarterly basis, the Corporation's Board of Directors reviews and approves a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution.

The Corporation declared and paid a cash dividend of $220 million to Dow in the first quarter of 2015. In the first quarter of 2014, the Corporation declared and paid a cash dividend of $325 million to Dow.

Union Carbide Corporation and Subsidiaries

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted pursuant to General Instruction H of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's Disclosure Committee and the Corporation's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
No material developments in asbestos-related matters occurred during the first quarter of 2015. For a summary of the history and current status of asbestos-related matters, see Note 6 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters.

ITEM 1A.  RISK FACTORS
There were no material changes in the Corporation's risk factors in the first quarter of 2015.

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

Date: April 29, 2015
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