Form 10-Q
period 2015-06-30
UNION CARBIDE CORP /NEW/
filed 2015-07-29
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2015

or

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
☐ Yes    ☑ No

At June 30, 2015, 1,000 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2015

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Net trade sales	$20	$24	$43	$50
Net sales to related companies	1,501	1,766	3,024	3,398
Total Net Sales	1,521	1,790	3,067	3,448
Cost of sales	1,277	1,534	2,504	3,059
Research and development expenses	5	5	10	11
Selling, general and administrative expenses	2	3	4	5
Restructuring charges	18	—	18	—
Equity in earnings of nonconsolidated affiliates	1	4	2	4
Sundry income (expense) - net	3	(3)	(11)	(12)
Interest income	1	3	3	6
Interest expense and amortization of debt discount	6	8	14	15
Income Before Income Taxes	218	244	511	356
Provision for income taxes	73	77	171	114
Net Income Attributable to Union Carbide Corporation	$145	$167	$340	$242

Depreciation	$39	$44	$78	$88
Capital Expenditures	$64	$39	$114	$64
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Net Income Attributable to Union Carbide Corporation	$145	$167	$340	$242
Other Comprehensive Income, Net of Tax
Translation adjustments	(1)	(1)	—	(1)
Adjustments to pension and other postretirement benefit plans	12	10	24	20
Total other comprehensive income	11	9	24	19
Comprehensive Income Attributable to Union Carbide Corporation	$156	$176	$364	$261
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Jun 30, 2015	Dec 31, 2014
Assets
Current Assets
Cash and cash equivalents	$25	$23
Accounts receivable:
Trade (net of allowance for doubtful receivables 2015: $-; 2014: $-)	18	29
Related companies	1,227	1,285
Other	57	67
Income taxes receivable	508	476
Notes receivable from related companies	1,238	1,292
Inventories	368	378
Deferred income taxes and other current assets	123	139
Total current assets	3,564	3,689
Investments
Investments in related companies	813	813
Investments in nonconsolidated affiliates	12	13
Other investments	7	8
Noncurrent receivables	44	44
Noncurrent receivables from related companies	98	131
Total investments	974	1,009
Property
Property	6,947	6,831
Less accumulated depreciation	5,717	5,679
Net property	1,230	1,152
Other Assets
Intangible assets (net of accumulated amortization 2015: $73; 2014: $73)	18	15
Deferred income tax assets - noncurrent	427	441
Asbestos-related insurance receivables - noncurrent	54	62
Deferred charges and other assets	30	45
Total other assets	529	563
Total Assets	$6,297	$6,413
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$29	$43
Notes payable - other	1	—
Long-term debt due within one year	1	1
Accounts payable:
Trade	273	248
Related companies	666	872
Other	19	17
Income taxes payable	20	20
Asbestos-related liabilities - current	90	105
Accrued and other current liabilities	179	192
Total current liabilities	1,278	1,498
Long-Term Debt	480	481
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	1,036	1,051
Asbestos-related liabilities - noncurrent	391	438
Other noncurrent obligations	145	136
Total other noncurrent liabilities	1,572	1,625
Stockholder's Equity
Common stock (authorized and issued: 1,000 shares of $0.01 par value each)	—	—
Additional paid-in capital	312	312
Retained earnings	3,874	3,740
Accumulated other comprehensive loss	(1,219)	(1,243)
Union Carbide Corporation's stockholder's equity	2,967	2,809
Total Liabilities and Equity	$6,297	$6,413
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	Jun 30, 2015	Jun 30, 2014
Operating Activities
Net Income Attributable to Union Carbide Corporation	$340	$242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92	98
Provision (credit) for deferred income tax	15	(22)
Earnings of nonconsolidated affiliates in excess of dividends received	—	(4)
Net (gain)/loss on sales of property	3	(3)
Net gain on ownership transfer of property	(23)	—
Restructuring charges	18	—
Pension contributions	(1)	(1)
Other, net	1	(1)
Changes in assets and liabilities:
Accounts and notes receivable	14	(2)
Related company receivables	112	522
Inventories	1	(23)
Accounts payable	30	53
Related company payables	(220)	(9)
Other assets and liabilities	(83)	(171)
Cash provided by operating activities	299	679
Investing Activities
Capital expenditures	(114)	(64)
Change in noncurrent receivable from related company	33	27
Proceeds from sales of property	—	8
Post-closing payments on sale of property	(1)	—
Cash acquired in ownership transfer of property	5	—
Cash used in investing activities	(77)	(29)
Financing Activities
Proceeds from notes payable	1	—
Dividends paid to stockholder	(220)	(655)
Payments on long-term debt	(1)	—
Cash used in financing activities	(220)	(655)
Summary
Increase (decrease) in cash and cash equivalents	2	(5)
Cash and cash equivalents at beginning of year	23	33
Cash and cash equivalents at end of period	$25	$28
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Six Months Ended
In millions (Unaudited)	Jun 30, 2015	Jun 30, 2014
Common Stock
Balance at beginning of year and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of year and end of period	312	312
Retained Earnings
Balance at beginning of year	3,740	4,442
Net Income Attributable to Union Carbide Corporation	340	242
Dividends declared	(220)	(655)
Other	14	—
Balance at end of period	3,874	4,029
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of year	(1,243)	(1,045)
Other comprehensive income	24	19
Balance at end of period	(1,219)	(1,026)
Union Carbide Corporation's Stockholder's Equity	$2,967	$3,315
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

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Yet Adopted as of June 30, 2015
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The revised effective date for this ASU is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Corporation is currently evaluating the impact of adopting this guidance.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Corporation is currently evaluating the impact of adopting this guidance.

NOTE 3 - RESTRUCTURING
On April 29, 2015, the Corporation approved actions to improve the cost effectiveness of the Corporation's global operations and further streamline the organization. These actions will affect approximately 16 positions and result in the shutdown of a manufacturing facility that produces water soluble polymers in Institute, West Virginia, in the fourth quarter of 2015. These actions are expected to be completed by the end of 2016.

As a result of these actions, the Corporation recorded pretax restructuring charges of $18 million in the second quarter of 2015 consisting of costs associated with exit or disposal activities of $2 million, severance costs of $2 million and asset write-downs and write-offs of $14 million. The impact of these charges is shown as "Restructuring charges" in the consolidated statements of income.

The Corporation expects to incur additional costs in the future related to restructuring activities, as UCC continually looks for ways to enhance the efficiency and cost effectiveness of its operations. Future costs are expected to include demolition costs related to the closed facilities; these will be recognized as incurred. The Corporation also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

NOTE 4 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Jun 30, 2015	Dec 31, 2014
Finished goods	$206	$205
Work in process	30	30
Raw materials	46	45
Supplies	86	98
Total inventories	$368	$378

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $103 million at June 30, 2015 and $125 million at December 31, 2014.

NOTE 5 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	At June 30, 2015			At December 31, 2014
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(33)	$—
Software	58	(40)	18	55	(40)	15
Total intangible assets	$91	$(73)	$18	$88	$(73)	$15

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Total estimated amortization expense for 2015 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2015	$2
2016	$3
2017	$3
2018	$3
2019	$3
2020	$2

NOTE 6 - FINANCIAL INSTRUMENTS
Investments
The Corporation's investments in marketable securities include debt securities which are classified as available-for-sale. At June 30, 2015, the Corporation held $5 million in debt securities ($5 million at December 31, 2014), which had contractual maturities of less than 10 years. These securities are recorded at fair value, which approximates cost, and are included in “Other investments” in the consolidated balance sheets and classified as Level 2 measurements. There were no proceeds from sales of marketable securities for the six-month periods ended June 30, 2015 and June 30, 2014.

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
Long-Term Debt
The Corporation had long-term debt of $481 million in the consolidated balance sheets at June 30, 2015 ($482 million at December 31, 2014). At June 30, 2015, the fair value of this long-term debt was $582 million ($601 million at December 31, 2014) and is classified as a Level 2 measurement. Fair value is determined in a manner similar to the methods described above for investments.
Cost approximates fair value for all other financial instruments.

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At June 30, 2015, the Corporation had accrued obligations of $131 million for probable environmental remediation and restoration costs, including $23 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation’s results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2014, the Corporation had accrued obligations of $132 million for probable environmental remediation and restoration costs, including $22 million for the remediation of Superfund sites.

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

Based on the Corporation’s review of 2015 activity, it was determined that no adjustment to the accrual was required at June 30, 2015. The Corporation’s asbestos-related liability for pending and future claims was $461 million at June 30, 2015. Approximately 20 percent of the recorded liability related to pending claims and approximately 80 percent related to future claims.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that were not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, the Corporation has reached settlements with most of the carriers involved in the Insurance Litigation and continues to pursue a settlement with the remaining carrier. The Corporation’s receivable for insurance recoveries related to its asbestos liability was $10 million at June 30, 2015 and December 31, 2014.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Jun 30, 2015	Dec 31, 2014
Receivables for defense and resolution costs - carriers with settlement agreements	$54	$69
Receivables for insurance recoveries - carriers without settlement agreements	10	10
Total	$64	$79

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $21 million for the second quarter of 2015 ($29 million in the second quarter of 2014), $45 million for the first six months of 2015 ($54 million for the first six months of 2014) and reflected in “Cost of sales” in the consolidated statements of income.

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

NOTE 8 - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Defined Benefit Pension Plans:
Service cost	$11	$8	$22	$16
Interest cost	41	46	82	92
Expected return on plan assets	(57)	(58)	(114)	(116)
Amortization of prior service cost	—	1	—	2
Amortization of net loss	22	17	44	34
Net periodic benefit cost	$17	$14	$34	$28

Other Postretirement Benefits:
Interest cost	$3	$3	$6	$6
Amortization of net gain	(3)	(2)	(6)	(4)
Net periodic benefit cost	$—	$1	$—	$2

NOTE 9 - RELATED PARTY TRANSACTIONS
The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s intercompany pricing policies. After each quarter, the Corporation and Dow analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) - net” in the consolidated statements of income. Purchases from that Dow subsidiary were $478 million in the second quarter of 2015 ($668 million in the second quarter of 2014) and $993 million during the first six months of 2015 ($1,431 million during the first six months of 2014).

The Corporation has a master services agreement with Dow whereby Dow provides services including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety and business management for UCC. Under the master services agreement with Dow, general administrative and overhead type services that Dow routinely allocates to various businesses are charged to UCC. The master services agreement cost allocation basis is headcount and includes a 10 percent service fee. This agreement resulted in expense of $8 million in the second quarter of 2015 ($7 million in the second quarter of 2014) and $15 million for the first six months of 2015 ($13 million for the first six months of 2014) for general administrative and overhead type services and the 10 percent service fee, included in “Sundry income (expense) - net” in the consolidated statements of income. The remaining activity-based costs were $19 million in the second quarter of 2015 ($12 million in the second quarter of 2014), and $33 million in the first six months of 2015 ($24 million in the first six months of 2014), and were included in “Cost of sales” in the consolidated statements of income. The increase in activity based costs in 2015 when compared to 2014 for the same periods is due to additional charges for engineering services to support site infrastructure projects as well as planned maintenance turnaround projects.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At June 30, 2015, the Corporation had a note receivable of $1.2 billion ($1.2 billion at December 31, 2014) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2015. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At June 30, 2015, $907 million ($875 million at December 31, 2014) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

On a quarterly basis, the Corporation's Board of Directors reviews and approves a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. In the second quarter of 2015, the Corporation did not pay a cash dividend to Dow; dividends to Dow totaled $220 million in the first six months of 2015. In the second quarter of 2014, the Corporation declared and paid a dividend of $330 million to Dow; dividends to Dow totaled $655 million in the first six months of 2014.

The Corporation received no cash dividends from its related company investments in the second quarter of 2015 and during the first six months of 2015 ($4 million in the second quarter of 2014 and $9 million during the first six months of 2014). These dividends are included in “Sundry income (expense) – net” in the consolidated statements of income.

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides an analysis of the changes in accumulated other comprehensive loss for the six-month periods ended June 30, 2015 and 2014:

Accumulated Other Comprehensive Loss	Six Months Ended
In millions	Jun 30, 2015	Jun 30, 2014
Cumulative Translation Adjustments at beginning of year	$(63)	$(78)
Reclassification to earnings - Sundry income (expense) - net	—	(1)
Balance at end of period	$(63)	$(79)
Pension and Other Postretirement Benefit Plans at beginning of year	$(1,180)	$(967)
Adjustments to pension and other postretirement benefit plans (net of tax of $14, $12) (1) (2)	24	20
Balance at end of period	$(1,156)	$(947)
Total Accumulated Other Comprehensive Loss	$(1,219)	$(1,026)

(1)	Included in "Net periodic benefit cost." See Note 8 for additional information.

(2)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the six-month period ended June 30, 2015, the most recent period, compared with the six-month period ended June 30, 2014, the corresponding period in the preceding fiscal year.

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

RESULTS OF OPERATIONS
Total net sales were $1,521 million in the second quarter of 2015 compared with $1,790 million in the second quarter of 2014, a decrease of 15 percent. Total net sales were $3,067 million for the first six months of 2015 compared with $3,448 million for the first six months of 2014, a decrease of 11 percent. Net sales to related companies, principally to Dow, and based on market prices for the related products, for the second quarter of 2015 were $1,501 million compared with $1,766 million for the second quarter of 2014, a decrease of 15 percent. Net sales to related companies were $3,024 million for the first six months of 2015 compared with $3,398 million for the first six months of 2014, a decrease of 11 percent.

Average selling prices for most products decreased in the second quarter of 2015 compared with the second quarter of 2014. Prices were down across all businesses, primarily driven by lower feedstock and energy costs as well as competitive pricing pressure. Total sales volume was up slightly in the second quarter of 2015 compared with the second quarter of 2014. Sales volume increases in polyethylene, oxo alcohols, glycol ethers, vinyl acetate monomers and ethylene glycols were partially offset by declines in ethylene, which was impacted by a planned maintenance turnaround in the second quarter of 2015, and lower demand for ethyleneamines, surfactants and glutaraldehydes.

For the first six months of 2015, average selling prices for most products decreased compared with the first six months of 2014, driven by lower feedstock, energy and other raw material costs. Sales volume for the first six months of 2015 increased slightly compared with the first six months of 2014. Sales volume increases in polyethylene, ethylene oxide/ethylene glycol ("EO/EG"), oxo alcohols, vinyl acetate monomers and acrylic monomers were partially offset by declines in ethylene, which was impacted by a planned maintenance turnaround and higher internal consumption in 2015, and lower demand for electrical and telecommunications and glutaraldehydes for the same period last year.

Cost of sales decreased 17 percent from $1,534 million in the second quarter of 2014 to $1,277 million in the second quarter of 2015. Cost of sales decreased 18 percent from $3,059 million in the first six months of 2014 to $2,504 million in the first six months of 2015. Decreases from the three- and six-month periods ended June 30, 2014, were driven by lower feedstock, energy and other raw material costs, which was partially offset by an increase in planned maintenance turnaround spending in the first half of 2015.

Research and development expenses were $5 million in the second quarter of 2015, flat compared with the second quarter of 2014. For the first six months of 2015, research and development expenses were $10 million compared with $11 million in the first six months of 2014. Selling, general and administrative expenses were $2 million in the second quarter of 2015 compared with $3 million in the second quarter of 2014. For the first six months of 2015, selling, general and administrative expenses were $4 million compared with $5 million in the first six months of 2014. These decreases are the result of cost reduction initiatives.

In the second quarter of 2015, the Corporation recorded pretax restructuring charges of $18 million consisting of costs associated with exit or disposal activities of $2 million, severance costs of $2 million and asset write-downs and write-offs of $14 million. The impact of these charges is shown as "Restructuring charges" in the consolidated statements of income. See Note 3 to the Consolidated Financial Statements for additional information.

Union Carbide Corporation and Subsidiaries

Equity in earnings of nonconsolidated affiliates was $1 million in the second quarter of 2015 compared with $4 million in the second quarter of 2014. Equity in earnings of nonconsolidated affiliates was $2 million in the first six months of 2015 compared with $4 million in the first six months of 2014.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividend income from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) - net for the second quarter of 2015 was net income of $3 million compared with net expense of $3 million for the second quarter of 2014. For the first six months of 2015, sundry income (expense) - net was net expense of $11 million compared with net expense of $12 million for the first six months of 2014. The net increase in sundry income in the second quarter of 2015 was primarily due to the net gain on the transfer of ownership of a third party's land and facilities in Institute, West Virginia, to UCC which more than offset the decrease in dividend income from related companies and the gain on the sale of property when compared with the second quarter of 2014.

Interest income was $1 million in the second quarter of 2015 ($3 million for the first six months of 2015) compared with $3 million in the second quarter of 2014 ($6 million for the first six months of 2014). This decrease is due to a reduction in notes receivable from related companies. Interest expense and amortization of debt discount was $6 million in the second quarter of 2015 ($14 million for the first six months of 2015) compared with $8 million in the second quarter of 2014 ($15 million for the first six months of 2014).

The Corporation reported a tax provision of $73 million in the second quarter of 2015, which resulted in an effective tax rate of 33.5 percent. This compared with a tax provision of $77 million in the second quarter of 2014, which resulted in an effective tax rate of 31.6 percent. For the first six months of 2015, the Corporation reported a tax provision of $171 million, which resulted in an effective tax rate of 33.5 percent. This compared with a tax provision of $114 million for the first six months of 2014, which resulted in an effective tax rate of 32.0 percent. The effective tax rate fluctuates based on, among other factors, where income is earned, dividends received from investments in related companies and the level of income relative to tax credits available.

The Corporation reported net income of $145 million in the second quarter of 2015 compared with $167 million in the second quarter of 2014, as a result of the impact of lower selling prices across all businesses, increased planned maintenance turnaround spending and the restructuring charge that was recorded in the second quarter of 2015, partially offset by the favorable impact of lower feedstock, energy and other raw material costs and the gain on the transfer of ownership at the Institute, West Virginia, site. Net income for the first six months of 2015 was $340 million compared with $242 million for the first six months of 2014. Lower feedstock, energy and other raw material costs more the offset the impact of lower selling prices in the first six months of 2015 compared with the first six months of 2014.

Capital spending in the second quarter of 2015 was $64 million ($114 million for the first six months of 2015) compared with $39 million in the second quarter of 2014 ($64 million for the first six months of 2014), reflecting increased spending on U.S. Gulf Coast projects and site infrastructure projects both for the quarter and first six months of 2015. The Corporation expects capital spending in 2015 to be approximately $285 million.

Institute, West Virginia Site
On March 23, 2015, UCC signed an agreement with Bayer CropScience LP ("BCS") to transfer ownership of BCS's Institute Industrial Park to UCC. Effective April 1, 2015, UCC and BCS began a phased transfer to UCC of plant activities as well as the transfer of land and certain site assets to be completed by mid-year 2016. BCS will continue to be a tenant of the Industrial Park with UCC providing site services to BCS. In the second quarter of 2015, UCC recorded a net pretax gain of $23 million on the transfer of ownership and control of the site, which is included in "Sundry income (expense) - net" in the consolidated statements of income. The gain on the transaction represents the transfer of land, certain site assets and cash consideration received offset by increases in remediation liabilities and a deferred liability for site services. Additional costs may be recognized for demolition and decommissioning costs and will be recorded in the period incurred.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem, based on criteria developed by UCC and its external consultants:

	2015	2014
Claims unresolved at January 1	26,116	29,005
Claims filed	3,510	4,740
Claims settled, dismissed or otherwise resolved	(4,286)	(4,333)
Claims unresolved at June 30	25,340	29,412
Claimants with claims against both UCC and Amchem	(8,246)	(8,309)
Individual claimants at June 30	17,094	21,103

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

For additional information see Asbestos-Related Matters in Note 7 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

Union Carbide Corporation and Subsidiaries

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at June 30, 2015.

Dividends
On a quarterly basis, the Corporation's Board of Directors reviews and approves a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution.

In the second quarter of 2015, the Corporation did not declare and pay a cash dividend to Dow; dividends to Dow totaled $220 million for the first six months of 2015. In the second quarter of 2014, the Corporation declared and paid a cash dividend of $330 million to Dow; dividends to Dow totaled $655 million in the first six months of 2014.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
No material developments in asbestos-related matters occurred during the second quarter of 2015. For a summary of the history and current status of asbestos-related matters, see Note 7 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters.

ITEM 1A.  RISK FACTORS
There were no material changes in the Corporation's risk factors in the second quarter of 2015.

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

Date: July 29, 2015
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