Form 10-Q
period 2015-09-30
UNION CARBIDE CORP /NEW/
filed 2015-10-27
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2015

or

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
☐ Yes    ☑ No

At September 30, 2015, 935.42 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2015

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Net trade sales	$18	$27	$61	$77
Net sales to related companies	1,442	1,711	4,466	5,109
Total Net Sales	1,460	1,738	4,527	5,186
Cost of sales	1,094	1,426	3,598	4,485
Research and development expenses	5	4	15	15
Selling, general and administrative expenses	2	2	6	7
Restructuring charges	—	—	18	—
Equity in earnings of nonconsolidated affiliates	1	2	3	6
Sundry income (expense) - net	(17)	54	(28)	42
Interest income	3	2	6	8
Interest expense and amortization of debt discount	7	8	21	23
Income Before Income Taxes	339	356	850	712
Provision for income taxes	91	109	262	223
Net Income Attributable to Union Carbide Corporation	$248	$247	$588	$489

Depreciation	$40	$45	$118	$133
Capital Expenditures	$71	$34	$185	$98
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Net Income Attributable to Union Carbide Corporation	$248	$247	$588	$489
Other Comprehensive Income, Net of Tax
Translation adjustments	—	(1)	—	(2)
Adjustments to pension and other postretirement benefit plans	14	10	38	30
Total other comprehensive income	14	9	38	28
Comprehensive Income Attributable to Union Carbide Corporation	$262	$256	$626	$517
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Sep 30, 2015	Dec 31, 2014
Assets
Current Assets
Cash and cash equivalents	$24	$23
Accounts receivable:
Trade (net of allowance for doubtful receivables 2015: $-; 2014: $-)	16	29
Related companies	1,114	1,285
Other	53	67
Income taxes receivable	481	476
Notes receivable from related companies	1,431	1,292
Inventories	352	378
Deferred income taxes and other current assets	109	139
Total current assets	3,580	3,689
Investments
Investments in related companies	639	813
Investments in nonconsolidated affiliate	12	13
Other investments	7	8
Noncurrent receivables	44	44
Noncurrent receivables from related companies	98	131
Total investments	800	1,009
Property
Property	6,986	6,831
Less accumulated depreciation	5,726	5,679
Net property	1,260	1,152
Other Assets
Intangible assets (net of accumulated amortization 2015: $74; 2014: $73)	18	15
Deferred income tax assets - noncurrent	407	441
Asbestos-related insurance receivables - noncurrent	51	62
Deferred charges and other assets	34	45
Total other assets	510	563
Total Assets	$6,150	$6,413
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$27	$43
Notes payable - other	1	—
Long-term debt due within one year	1	1
Accounts payable:
Trade	232	248
Related companies	474	872
Other	22	17
Income taxes payable	21	20
Asbestos-related liabilities - current	73	105
Accrued and other current liabilities	198	192
Total current liabilities	1,049	1,498
Long-Term Debt	480	481
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	1,029	1,051
Asbestos-related liabilities - noncurrent	399	438
Other noncurrent obligations	138	136
Total other noncurrent liabilities	1,566	1,625
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued 2015: 935.42 shares; 2014: 1,000 shares)	—	—
Additional paid-in capital	138	312
Retained earnings	4,122	3,740
Accumulated other comprehensive loss	(1,205)	(1,243)
Union Carbide Corporation's stockholder's equity	3,055	2,809
Total Liabilities and Equity	$6,150	$6,413
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2015	Sep 30, 2014
Operating Activities
Net Income Attributable to Union Carbide Corporation	$588	$489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137	150
Provision (credit) for deferred income tax	32	(92)
Earnings of nonconsolidated affiliates in excess of dividends received	(1)	(6)
Net (gain)/loss on sales of property	3	(70)
Net gain on ownership transfer of property	(23)	—
Restructuring charges	18	—
Pension contributions	(1)	(1)
Other, net	2	—
Changes in assets and liabilities:
Accounts and notes receivable	20	(19)
Related company receivables	32	4
Inventories	18	(28)
Accounts payable	(10)	33
Related company payables	(414)	543
Other assets and liabilities	(32)	(85)
Cash provided by operating activities	369	918
Investing Activities
Capital expenditures	(185)	(98)
Change in noncurrent receivable from related company	33	30
Proceeds from sales of property	—	153
Post-closing payments on sale of property	(1)	—
Cash acquired in ownership transfer of property	5	—
Cash provided by (used in) investing activities	(148)	85
Financing Activities
Proceeds from notes payable	1	—
Dividends paid to stockholder	(220)	(1,010)
Payments on long-term debt	(1)	—
Cash used in financing activities	(220)	(1,010)
Summary
Increase (decrease) in cash and cash equivalents	1	(7)
Cash and cash equivalents at beginning of year	23	33
Cash and cash equivalents at end of period	$24	$26
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2015	Sep 30, 2014
Common Stock
Balance at beginning of year and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of year	312	312
Shares acquired for constructive retirement	(174)	—
Balance at end of period	138	312
Retained Earnings
Balance at beginning of year	3,740	4,442
Net Income Attributable to Union Carbide Corporation	588	489
Dividends declared	(220)	(1,010)
Other	14	—
Balance at end of period	4,122	3,921
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of year	(1,243)	(1,045)
Other comprehensive income	38	28
Balance at end of period	(1,205)	(1,017)
Union Carbide Corporation's Stockholder's Equity	$3,055	$3,216
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

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Yet Adopted as of September 30, 2015
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Corporation is currently evaluating the impact of adopting this guidance.

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

As a result of these actions, the Corporation recorded pretax restructuring charges of $18 million in the second quarter of 2015 consisting of costs associated with exit or disposal activities of $2 million, severance costs of $2 million and asset write-downs and write-offs of $14 million. The impact of these charges is shown as "Restructuring charges" in the consolidated statements of income. At September 30, 2015, severance of $1 million had been paid, leaving a liability of $1 million for 13 employees.

The Corporation expects to incur additional costs in the future related to restructuring activities, as UCC continually looks for ways to enhance the efficiency and cost effectiveness of its operations. Future costs are expected to include demolition costs related to the closed facilities; these will be recognized as incurred. The Corporation also expects to incur additional employeerelated costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

NOTE 4 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Sep 30, 2015	Dec 31, 2014
Finished goods	$192	$205
Work in process	26	30
Raw materials	49	45
Supplies	85	98
Total inventories	$352	$378

The reserves reducing inventories from the first-in, first-out (“FIFO”) basis to the last-in, first-out (“LIFO”) basis amounted to $61 million at September 30, 2015 and $125 million at December 31, 2014.

NOTE 5 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	At September 30, 2015			At December 31, 2014
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(33)	$—
Software	59	(41)	18	55	(40)	15
Total intangible assets	$92	$(74)	$18	$88	$(73)	$15

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Total estimated amortization expense for 2015 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2015	$2
2016	$3
2017	$3
2018	$4
2019	$4
2020	$3

NOTE 6 - FINANCIAL INSTRUMENTS
Investments
The Corporation's investments in marketable securities include debt securities which are classified as available-for-sale. At September 30, 2015, the Corporation held $4 million in debt securities ($5 million at December 31, 2014), which had contractual maturities of less than 10 years. These securities are recorded at fair value, which approximates cost, and are included in “Other investments” in the consolidated balance sheets and classified as Level 2 measurements. There were no proceeds from sales of marketable securities for the nine-month periods ended September 30, 2015 and September 30, 2014.

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
Long-Term Debt
The Corporation had long-term debt of $481 million in the consolidated balance sheets at September 30, 2015 ($482 million at December 31, 2014). At September 30, 2015, the fair value of this long-term debt was $586 million ($601 million at December 31, 2014) and is classified as a Level 2 measurement. Fair value is determined in a manner similar to the methods described above for investments.
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

At September 30, 2015, the Corporation had accrued obligations of $129 million for probable environmental remediation and restoration costs, including $22 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation’s results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2014, the Corporation had accrued obligations of $132 million for probable environmental remediation and restoration costs, including $22 million for the remediation of Superfund sites.

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

Based on the Corporation’s review of 2015 activity, it was determined that no adjustment to the accrual was required at September 30, 2015. The Corporation’s asbestos-related liability for pending and future claims was $454 million at September 30, 2015. Approximately 19 percent of the recorded liability related to pending claims and approximately 81 percent related to future claims.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that were not signatories to the Wellington Agreement and/or do not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, the Corporation has reached settlements with most of the carriers involved in the Insurance Litigation and continues to pursue a settlement with the remaining carrier. The Corporation’s receivable for insurance recoveries related to its asbestos liability was $10 million at September 30, 2015 and December 31, 2014.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes the Corporation’s receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs In millions	Sep 30, 2015	Dec 31, 2014
Receivables for defense and resolution costs - carriers with settlement agreements	$51	$69
Receivables for insurance recoveries - carriers without settlement agreements	10	10
Total	$61	$79

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $20 million for the third quarter of 2015 ($32 million in the third quarter of 2014), $65 million for the first nine months of 2015 ($86 million for the first nine months of 2014) and reflected in “Cost of sales” in the consolidated statements of income.

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

NOTE 8 - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Defined Benefit Pension Plans:
Service cost	$11	$7	$33	$23
Interest cost	41	46	123	138
Expected return on plan assets	(57)	(58)	(171)	(174)
Amortization of prior service cost	—	1	—	3
Amortization of net loss	22	17	66	51
Net periodic benefit cost	$17	$13	$51	$41

Other Postretirement Benefits:
Interest cost	$3	$3	$9	$9
Amortization of net gain	(3)	(2)	(9)	(6)
Net periodic benefit cost	$—	$1	$—	$3

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 9 - RELATED PARTY TRANSACTIONS
The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s intercompany pricing policies. After each quarter, the Corporation and Dow analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) - net” in the consolidated statements of income. Purchases from that Dow subsidiary were $399 million in the third quarter of 2015 ($756 million in the third quarter of 2014) and $1,392 million during the first nine months of 2015 ($2,187 million during the first nine months of 2014).

The Corporation has a master services agreement with Dow whereby Dow provides services including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety and business management for UCC. Under the master services agreement with Dow, general administrative and overhead type services that Dow routinely allocates to various businesses are charged to UCC. The master services agreement cost allocation basis is headcount and includes a 10 percent service fee. This agreement resulted in expense of $7 million in the third quarter of 2015 ($6 million in the third quarter of 2014) and $22 million for the first nine months of 2015 ($19 million for the first nine months of 2014) for general administrative and overhead type services and the 10 percent service fee, included in “Sundry income (expense) - net” in the consolidated statements of income. The remaining activity-based costs were $18 million in the third quarter of 2015 ($13 million in the third quarter of 2014), and $51 million in the first nine months of 2015 ($37 million in the first nine months of 2014), and were included in “Cost of sales” in the consolidated statements of income. The increase in activity-based costs in 2015 when compared with 2014 for the same periods is due to additional charges for engineering services to support site infrastructure projects as well as planned maintenance turnaround projects.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At September 30, 2015, the Corporation had a note receivable of $1.4 billion ($1.2 billion at December 31, 2014) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2015. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At September 30, 2015, $907 million ($875 million at December 31, 2014) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

On a quarterly basis, the Corporation's Board of Directors reviews and approves a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. In the third quarter of 2015, the Corporation did not pay a cash dividend to Dow; dividends to Dow totaled $220 million in the first nine months of 2015. In the third quarter of 2014, the Corporation declared and paid a dividend of $355 million to Dow; dividends to Dow totaled $1 billion in the first nine months of 2014.

The Corporation received no cash dividends from its related company investments in the third quarter of 2015 and during the first nine months of 2015 ($2 million in the third quarter of 2014 and $11 million during the first nine months of 2014). These dividends are included in “Sundry income (expense) – net” in the consolidated statements of income.

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

On October 5, 2015, Dow announced (i) it had completed the transfer of its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses into a new company ("Splitco"), (ii) participating Dow shareholders tendered, and Dow accepted, Dow shares for Splitco shares in a public exchange offer, and (iii) Splitco merged with a wholly owned subsidiary of Olin Corporation in a tax efficient Reverse Morris Trust transaction (collectively, the “Transaction”).
As part of the Transaction, Dow established a separate legal entity structure to hold the relevant assets to be carved out from the existing Dow structure. To facilitate the Transaction, all entities in Europe and Asia Pacific were aligned under one single entity, with shares owned entirely by Dow. In order to align entity ownership under Dow, entities distributed shares to Dow through either a series of dividends or share redemptions. As a result, in September 2015, UCC redeemed 462.7096 shares of common stock of Dow International Holding Company (“DIHC”), a cost method investment, in exchange for stock in Blue Cube International Holdings, LLC (“BCIH”). Prior to the distribution, UCC had a 19.1 percent ownership interest in DIHC with the other 80.9 percent owned by Dow and its other wholly-owned subsidiaries. After the distribution, UCC’s investment in DIHC was reduced to 15.0 percent and resulted in a reduction in investments in related companies of $174 million. UCC then transferred and distributed to Dow all of its membership interest in BCIH in exchange for 64.58 shares of its common stock held by Dow. Dow will continue to own 100 percent of UCC. The results of these transactions are reflected in “Investments in related companies” and “Additional paid-in capital” in the consolidated balance sheets.

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides an analysis of the changes in accumulated other comprehensive loss for the nine-month periods ended September 30, 2015 and 2014:

Accumulated Other Comprehensive Loss	Nine Months Ended
In millions	Sep 30, 2015	Sep 30, 2014
Cumulative Translation Adjustments at beginning of year	$(63)	$(78)
Translation adjustments	—	(1)
Reclassification to earnings - Sundry income (expense) - net	—	(1)
Balance at end of period	$(63)	$(80)
Pension and Other Postretirement Benefit Plans at beginning of year	$(1,180)	$(967)
Adjustments to pension and other postretirement benefit plans (net of tax of $19, $17) (1) (2)	38	30
Balance at end of period	$(1,142)	$(937)
Total Accumulated Other Comprehensive Loss	$(1,205)	$(1,017)

(1)	Included in "Net periodic benefit cost." See Note 8 for additional information.

(2)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the nine-month period ended September 30, 2015, the most recent period, compared with the nine-month period ended September 30, 2014, the corresponding period in the preceding fiscal year.

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

RESULTS OF OPERATIONS
Total net sales were $1,460 million in the third quarter of 2015 compared with $1,738 million in the third quarter of 2014, a decrease of 16 percent. Total net sales were $4,527 million for the first nine months of 2015 compared with $5,186 million for the first nine months of 2014, a decrease of 13 percent. Net sales to related companies, principally to Dow, and based on market prices for the related products, for the third quarter of 2015 were $1,442 million compared with $1,711 million for the third quarter of 2014, a decrease of 16 percent. Net sales to related companies were $4,466 million for the first nine months of 2015 compared with $5,109 million for the first nine months of 2014, a decrease of 13 percent.

Average selling prices for most products decreased in the third quarter of 2015 compared with the third quarter of 2014. Prices were down across all businesses, primarily driven by lower feedstock and energy costs as well as competitive pricing pressure. Total sales volume was down in the third quarter of 2015 compared with the third quarter of 2014. Sales volume increases in ethylene, vinyl acetate monomer, POLYOX™ and oxo alcohols were more than offset by lower demand in surfactants, ethylene oxide/ethylene glycol ("EO/EG") and acrylic monomers.

For the first nine months of 2015, average selling prices for most products decreased compared with the first nine months of 2014, driven by lower feedstock, energy and other raw material costs. Sales volume for the first nine months of 2015 declined slightly compared with the first nine months of 2014. Sales volume increases in polyethylene, oxo alcohols and vinyl acetate monomer were more than offset by declines in ethylene, which was impacted by a planned maintenance turnaround and higher internal consumption in 2015, and lower demand for electrical and telecommunications, surfactants and glutaraldehydes for the same period last year.

Cost of sales decreased 23 percent from $1,426 million in the third quarter of 2014 to $1,094 million in the third quarter of 2015. Cost of sales decreased 20 percent from $4,485 million in the first nine months of 2014 to $3,598 million in the first nine months of 2015. Decreases from the three- and nine-month periods ended September 30, 2014, were driven by lower feedstock, energy and other raw material costs, which were partially offset by an increase in planned maintenance turnaround spending in the same periods last year.

Research and development expenses were $5 million in the third quarter of 2015, compared with $4 million in the third quarter of 2014. For the first nine months of 2015, research and development expenses were $15 million, flat when compared with the first nine months of 2014. Selling, general and administrative expenses were $2 million in the third quarter of 2015, flat when compared with the third quarter of 2014. For the first nine months of 2015, selling, general and administrative expenses were $6 million compared with $7 million in the first nine months of 2014.

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

Equity in earnings of nonconsolidated affiliates was $1 million in the third quarter of 2015 compared with $2 million in the third quarter of 2014. Equity in earnings of nonconsolidated affiliates was $3 million in the first nine months of 2015 compared with $6 million in the first nine months of 2014.

Union Carbide Corporation and Subsidiaries

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, dividend income from investments, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) - net for the third quarter of 2015 was net expense of $17 million compared with net income of $54 million for the same quarter last year. The third quarter of 2014 included the gain on the sale of UCC's railcar fleet to Dow and higher dividend income from related company investments. For the first nine months of 2015, sundry income (expense) - net was net expense of $28 million compared with net income of $42 million for the first nine months of 2014. The first nine months of 2015 included the net gain on the transfer of ownership of a third party's land and facilities in Institute, West Virginia, to UCC in the second quarter of 2015. The first nine months of 2014 included the gain on the sale of UCC's railcar fleet to Dow in the third quarter of 2014, a gain on the sale of assets in the second quarter of 2014 and higher dividend income from related company investments.

Interest income was $3 million in the third quarter of 2015 ($6 million for the first nine months of 2015) compared with $2 million in the third quarter of 2014 ($8 million for the first nine months of 2014). Interest expense and amortization of debt discount was $7 million in the third quarter of 2015 ($21 million for the first nine months of 2015) compared with $8 million in the third quarter of 2014 ($23 million for the first nine months of 2014).

The Corporation reported a tax provision of $91 million in the third quarter of 2015, which resulted in an effective tax rate of 26.8 percent. This compared with a tax provision of $109 million in the third quarter of 2014, which resulted in an effective tax rate of 30.6 percent. For the first nine months of 2015, the Corporation reported a tax provision of $262 million, which resulted in an effective tax rate of 30.8 percent. This compared with a tax provision of $223 million for the first nine months of 2014, which resulted in an effective tax rate of 31.3 percent. The effective tax rate fluctuates based on, among other factors, where income is earned, dividends received from investments in related companies and the level of income relative to tax credits available. The decrease in the third quarter of 2015 tax rate compared with the third quarter of 2014 was primarily due to the release of valuation allowances recorded in the third quarter of 2015.

The Corporation reported net income of $248 million in the third quarter of 2015, essentially flat compared with $247 million in the third quarter of 2014. The impact of lower selling prices across all businesses, increased planned maintenance turnaround spending and a decrease in sundry income were offset by the favorable impact of lower feedstock, energy and other raw material costs when compared with the same period last year. Net income for the first nine months of 2015 was $588 million compared with $489 million for the first nine months of 2014. Lower feedstock, energy and other raw material costs and the gain on the transfer of ownership of the Institute, West Virginia site more than offset the impact of lower selling prices, restructuring charges, a decrease in sundry income and higher planned maintenance turnaround spending in the first nine months of 2015 compared with the first nine months of 2014.

Capital spending in the third quarter of 2015 was $71 million ($185 million for the first nine months of 2015) compared with $34 million in the third quarter of 2014 ($98 million for the first nine months of 2014), reflecting increased spending on U.S. Gulf Coast projects and site infrastructure projects both for the quarter and first nine months of 2015. The Corporation expects capital spending in 2015 to be approximately $260 million.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem, based on criteria developed by UCC and its external consultants. UCC had a significant increase in the number of claims settled, dismissed or otherwise resolved in 2015, resulting from a detailed review of the status of individual claims and an update to criteria used to classify claims.

	2015	2014
Claims unresolved at January 1	26,116	29,005
Claims filed	5,919	6,821
Claims settled, dismissed or otherwise resolved	(13,568)	(6,600)
Claims unresolved at September 30	18,467	29,226
Claimants with claims against both UCC and Amchem	(6,714)	(8,261)
Individual claimants at September 30	11,753	20,965

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

For additional information see Asbestos-Related Matters in Note 7 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

Union Carbide Corporation and Subsidiaries

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at September 30, 2015.

Dividends
On a quarterly basis, the Corporation's Board of Directors reviews and approves a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution.

In the third quarter of 2015, the Corporation did not declare or pay a cash dividend to Dow; dividends to Dow totaled $220 million for the first nine months of 2015. In the third quarter of 2014, the Corporation declared and paid a cash dividend of $355 million to Dow; dividends to Dow totaled $1.01 billion in the first nine months of 2014.

On October 23, 2015, the UCC Board of Directors approved a dividend to Dow of $950 million, payable on December 18, 2015.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
No material developments in asbestos-related matters occurred during the third quarter of 2015. For a summary of the history and current status of asbestos-related matters, see Note 7 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters.

ITEM 1A.  RISK FACTORS
There were no material changes in the Corporation's risk factors in the third quarter of 2015.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.  EXHIBITS
See the Exhibit Index of this Quarterly Report on Form 10-Q for exhibits filed with this report.

Union Carbide Corporation and Subsidiaries Trademark Listing

The following trademark of The Dow Chemical Company appears in this report:
POLYOX

Union Carbide Corporation and Subsidiaries Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION CARBIDE CORPORATION
Registrant

Date: October 27, 2015
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