Form 10-K
period 2015-12-31
UNION CARBIDE CORP /NEW/
filed 2016-02-12
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

 Commission File Number: 1-1463

UNION CARBIDE CORPORATION
(Exact name of registrant as specified in its charter)

New York State or other jurisdiction of incorporation or organization	13-1421730 (I.R.S. Employer Identification No.)

7501 State Highway 185 North, Seadrift, Texas  77983
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  361-553-2997

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
☐ Yes    ☑ No

At February 12, 2016, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE
None

Union Carbide Corporation
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2015

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

Water Soluble Polymers - polymers used to enhance the physical and sensory properties of end-use products in a wide range of applications including food, paints and coatings, pharmaceuticals, oil and gas, home and personal care, building and construction, and other specialty applications. Key product lines include POLYOX™ Water-Soluble Resins, and products for hair and skin manufactured by Amerchol Corporation, a wholly owned subsidiary.

COMPETITION
The chemical industry has been historically competitive and this competitive environment is expected to continue. Large, multinational chemical firms, as well as the chemical divisions of the major national and international oil companies, provide substantial competition both in the United States and abroad.

RESEARCH AND DEVELOPMENT
The Corporation is engaged in a continuous program of basic and applied research to develop new products and processes, to improve and refine existing products and processes, and to develop new applications for existing products. Research and development expenses were $20 million in 2015, $20 million in 2014 and $25 million in 2013.

PATENTS, LICENSES AND TRADEMARKS
The Corporation continually applies for and obtains U.S. and foreign patents that relate to a wide variety of products and processes, has a substantial number of pending patent applications throughout the world and is licensed under a number of patents. At December 31, 2015, the Corporation owned 142 active U.S. patents and 612 active foreign patents related to a wide variety of products and processes. These patents expire as follows:

Remaining Life of Patents Owned at December 31, 2015
	United States	Foreign
Within 5 years	73	209
6 to 10 years	22	190
11 to 15 years	35	153
16 to 20 years	12	60
Total	142	612

The Corporation also has a large number of trademarks. Although the Corporation considers that its patents, licenses and trademarks in the aggregate constitute a valuable asset, it does not regard its business as being materially dependent on any single or group of related patents, licenses or trademarks.

PRINCIPAL PARTLY OWNED COMPANIES
UCC had no principal nonconsolidated affiliates at December 31, 2015. The Corporation's ownership interest changed in 2013 for the following:

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
In 2015, the Corporation derived 20 percent of its trade sales to external customers from customers outside the United States and had 3 percent of its property investment located outside the United States. See Note 20 to the Consolidated Financial Statements for information on sales to external customers and long-lived assets by geographic area.

PROTECTION OF THE ENVIRONMENT
Matters pertaining to the environment are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes 1 and 13 to the Consolidated Financial Statements.

OTHER ACTIVITIES
Divestitures
On November 1, 2015, UCC completed the sale of its assets related to the production of methylmercapto propionaldehyde ("MMP") at the St. Charles Operations site in Taft, Louisiana to MMP SCO, LLC ("Novus"), a subsidiary of Novus International, Inc., for net proceeds of $31 million. Included in the divestiture was the Corporation's MMP manufacturing facility as well as inventory. The Corporation will continue to operate and provide services to the MMP facility under separate agreements with Novus. In addition, a pretax gain of $10 million was recorded for the sale of two related patents. See Note 4 to the Consolidated Financial Statements for additional information.

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

Dividends
On a quarterly basis, the Corporation's Board of Directors reviews and approves a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. The Corporation declared and paid cash dividends of $1.2 billion to Dow in 2015; dividends paid to Dow were $1.3 billion in 2014.

On February 8, 2016, the UCC Board of Directors approved a dividend to Dow of $200 million, payable on March 25, 2016.

Union Carbide Corporation and Subsidiaries
PART I, Item 1A. Risk Factors.

RISK FACTORS

The factors described below represent the Corporation's principal risks.

Global Economic Considerations: The Corporation operates in a global, competitive environment, which gives rise to operating and market risk exposure.
The Corporation sells substantially all of its products to Dow, which operates in a competitive, global environment, and competes worldwide for sales. Increased levels of competition could result in lower prices or lower sales volume, which could have a negative impact on the Corporation's results of operations. Sales of Dow's products are also subject to extensive federal, state, local and foreign laws and regulations, trade agreements, import and export controls, and duties and tariffs. The imposition by foreign governments and regional trade agreements could result in lower sales volume which could negatively impact the Corporation's results of operations.

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
While the Corporation expects abundant and cost-advantaged supplies of natural gas liquids ("NGLs") in the United States to persist for the foreseeable future, if NGLs were to become significantly less advantaged than crude oil-based feedstocks, it could have a negative impact on the Corporation's results of operations and future investments. Also, if the Corporation's key suppliers of feedstocks and energy are unable to provide the raw materials required for production, it could have a negative impact on the Corporation's results of operations.
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
The Corporation is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, greenhouse gas emissions and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At December 31, 2015, the Corporation had accrued obligations of $115 million ($132 million at December 31, 2014) for probable environmental remediation and restoration costs, including $21 million ($22 million at December 31, 2014) for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately three times that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Corporation's operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities.

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

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. At December 31, 2015, the Corporation's asbestos-related liability for pending and future claims was $437 million ($513 million at December 31, 2014) and the Corporation's receivable for insurance recoveries related to its asbestos liability was $10 million ( $10 million at December 31, 2014). At December 31, 2015, the Corporation also had receivables of $51 million ($69 million at December 31, 2014) for insurance recoveries for defense and resolution costs. Management believes that it is reasonably possible that the cost of disposing of the Corporation's asbestos-related claims, including future defense costs, could have a material impact on the Corporation's consolidated financial statements.

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

Omitted pursuant to General Instruction I of Form 10‑K.

Union Carbide Corporation and Subsidiaries
PART II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction I of Form 10-K “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the year ended December 31, 2015, the most recent fiscal year, compared with the year ended December 31, 2014, the fiscal year immediately preceding it.

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

Results of Operations
Total net sales for 2015 were $5,842 million, compared with net sales of $6,917 million in 2014, a decrease of 16 percent. Net sales to related companies, principally to Dow, were $5,755 million for 2015, compared with $6,835 million for 2014, a decrease of 16 percent. Selling prices to Dow are based on market prices for the related products.

Total net sales were down from the previous year as declines in price more than offset the slight increase in volume. Average selling prices decreased 17 percent in 2015 compared with 2014. Prices were down across all products, primarily driven by lower crude oil prices as well as competitive pricing pressures, with the largest declines in polyethylene, oxo alcohols, glycol ethers and ethylene. Sales volume was up 1 percent in 2015 compared with 2014. Volume gains in ethylene, oxo alcohols, polyethylene and vinyl acetate monomers were partially offset by volume declines in glutaraldehydes, electrical and telecommunications and surfactants.

Cost of sales were $4,506 million in 2015, down 24 percent from $5,922 million in 2014 due to lower feedstock, energy and other raw material costs and cost reduction initiatives. These declines were partially offset by increased spending for planned maintenance turnarounds compared to the previous year.

Research and development expenses were $20 million in 2015, flat when compared with 2014. Selling, general and administrative expenses were $8 million in 2015 compared with $9 million in 2014.

In 2014, the Corporation recorded a pretax charge of $78 million related to an increase in the asbestos-related liability for pending and future claims. This adjustment was required due to the increase in mesothelioma claim activity compared to the previous forecast. See Note 13 to the Consolidated Financial Statements for additional information on asbestos-related matters.

In the second quarter of 2015, the Corporation approved actions to improve the cost effectiveness of the Corporation's global operations and further streamline the organization. The Corporation recorded pretax restructuring charges of $19 million consisting of $2 million of costs associated with exit or disposal activities, severance costs of $3 million and asset write-downs and write-offs of $14 million. The restructuring affects approximately 30 positions and resulted in the shutdown of a manufacturing facility that produces water soluble polymers in Institute, West Virginia, in the fourth quarter of 2015. The remaining actions are expected to be completed by March 31, 2017. See Note 3 to the Consolidated Financial Statements for additional information on the Corporation's restructuring activities.

Equity in earnings of nonconsolidated affiliates was $4 million in 2015, down from $7 million in 2014. For additional information on nonconsolidated affiliates, see Note 7 to the Consolidated Financial Statements.

Sundry income (expense) - net includes a variety of income and expense items such as dividend income, the gain or loss on foreign currency exchange, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) - net for 2015 was net expense of $30 million compared with net income of $14 million in 2014. In 2015, sundry income (expense) - net included a pretax gain of $23 million on the transfer of ownership of a third party's land and facilities in Institute, West Virginia, to UCC and a pretax gain of $10 million on the sale of patents as part of the asset sale related to the production of methylmercapto propionaldehyde ("MMP") at the St. Charles Operations site in Taft, Louisiana. In 2014, sundry income (expense) - net included a pretax gain of $66 million on the sale of UCC's railcar fleet to Dow and higher dividend income from related company investments, partially offset by reclassification of a cumulative translation adjustment of $16 million primarily related to the liquidation of a foreign entity. These items were offset by expenses for Dow administrative and overhead fees and commission expense in both 2015 and 2014. See Notes 4, 12 and 17 to the Consolidated Financial Statements for additional information.

Interest income for 2015 was $8 million, compared with $11 million in 2014. The decrease in interest income from 2014 was primarily due the change in related company balances. Interest expense and amortization of debt discount for 2015 was $28 million, compared with $32 million in 2014, primarily driven by the increase in capital spending and capitalized interest in 2015. See Note 14 to the Consolidated Financial Statements for additional information.

The provision for income taxes was $435 million in 2015, which resulted in an overall effective tax rate of 35.0 percent. The tax rate for 2015 was favorably impacted by changes in valuation allowances on state income tax attributes, offset by a change in uncertain tax positions that unfavorably impacted the tax rate. This compares with a tax provision of $304 million in 2014, which resulted in an overall effective tax rate of 34.1 percent. In 2014, the tax rate was unfavorably impacted by changes in valuation allowances on state income tax attributes, partially offset by favorable manufacturing deductions in the United States. The underlying factors affecting UCC's overall effective tax rates are summarized in Note 18 to the Consolidated Financial Statements.

The Corporation reported net income of $808 million in 2015, compared with net income of $587 million for 2014. Net income increased as lower feedstock and energy costs resulting from lower crude oil prices, the gain on the transfer of ownership of a third party's facilities in Institute, West Virginia, and the gain on the sale of patents related to the MMP asset sale more than offset the impact of lower selling prices, restructuring charges, a decrease in sundry income (expense) - net, which included the gain on the sale of the railcar fleet and higher dividend income from related companies in 2014, and increased planned maintenance turnaround spending compared with the previous year. In 2014, an adjustment was also made to increase the asbestos related liability for pending and future claims.

Capital spending in 2015 was $270 million compared with $166 million in 2014, reflecting increased spending on U.S. Gulf Coast projects and site infrastructure projects in the current year.

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

Environmental Matters
The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. In the case of landfills and other active waste management facilities, UCC recognizes the costs over the useful life of the facility. At December 31, 2015, the Corporation had accrued obligations of $115 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately three times that amount. For further discussion, see Environmental Matters in Notes 1 and 13 to the Consolidated Financial Statements.

Pension Plans and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could have been settled at December 31, 2015, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note 15 to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and therefore affect expense recognized and obligations recorded in future periods.

The Corporation determines the expected long-term rate of return on plan assets by performing a detailed analysis of key economic and market factors driving historical returns for each asset class and formulating a projected return based on factors in the current environment. Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads, and other valuation measures and market metrics. The expected long-term rate of return for each asset class is then weighted based on the strategic asset allocation approved by the governing body for each plan. The Corporation's historical experience with the pension fund asset performance is also considered. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2015 was 6.80 percent. This assumption was also used for determining 2016 net periodic pension expense. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Corporation's pension plans.

The discount rates utilized to measure the pension and other postretirement benefit obligations are based on the yield on high-quality corporate fixed income investments at the measurement date. Future expected actuarially determined cash flows for the plans are individually discounted at the spot rates under the Willis Towers Watson U.S. RATE:Link 60-90 corporate yield curve (based on 60th to 90th percentile high-quality corporate bond yields) to arrive at the plan’s obligations as of the measurement date. The discount rate was 4.26 percent at December 31, 2015 and 3.90 percent at December 31, 2014.

The value of the qualified plan assets totaled $3.2 billion at December 31, 2015, a decrease from $3.5 billion at December 31, 2014. The underfunded status of the qualified plan increased by $17 million at December 31, 2015, compared with December 31, 2014. The Corporation made no contributions to the qualified plan in 2015.

The assumption for the long-term rate of increase in compensation levels was 4.50 percent, consistent with 2014. Since 2002, the Corporation has used a generational mortality table to determine the duration of its pension and other postretirement obligations. In 2014, the Corporation adopted updated generational mortality tables, which reflect increased life expectancy, for purposes of measuring U.S. pension and other postretirement obligations.

The Corporation bases the determination of pension expense on a market-related valuation of plan assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2015, $125 million of net losses remain to be recognized in the calculation of the market-related value of plan assets. These net losses will result in increases in future pension expense as they are recognized in the market-related value of assets.

The net decrease in the market-related value of assets due to the recognition of prior losses is presented in the following table:

Net Decrease in Market-Related Asset Value due to Recognition of Prior Losses In millions
2016	$19
2017	38
2018	26
2019	42
Total	$125

The Corporation has elected to adopt a spot rate approach to determine the discount rate utilized to measure the service cost and interest cost components of net periodic pension and other postretirement benefit costs, effective January 1, 2016. Under the spot rate approach, the Corporation will calculate service costs and interest costs by applying individual spot rates from the Willis Towers Watson U.S. RATE:Link 60-90 corporate yield curve (based on 60th to 90th percentile high-quality corporate bond yields) to the separate expected cash flows components of service cost and interest cost. Prior to 2016, the service cost and interest cost components were determined based on the single discount rate used to measure the benefit obligation.

The Corporation changed to the new method to provide a more precise measure of interest and service costs by improving the correlation between projected benefit cash flows and the discrete spot yield curves. The Corporation has accounted for this change as a change in accounting estimate and it will be applied prospectively starting in 2016. The adoption of the spot rate approach is expected to decrease the service cost and interest cost components of net periodic benefit cost by $37 million in 2016.

Based on the 2016 pension assumptions and changes in the market-related value of assets, the Corporation expects net periodic benefit costs to decrease approximately $40 million for pension and other postretirement benefits in 2016 compared with 2015. The decrease in net periodic benefit cost is primarily due to the impact of higher discount rates and the change to the spot rate approach for measuring the service cost and interest cost components of the net periodic benefit costs.

A 25 basis point adjustment in the long-term return on assets assumption would change total pension expense for 2016 by $8 million. A 25 basis point adjustment in the discount rate assumption would have an immaterial impact on the total pension expense for 2016.

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

At December 31, 2015, the Corporation had a net deferred tax asset balance of $582 million, after valuation allowances of $28 million. In evaluating the ability to realize the deferred tax assets, the Corporation relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

At December 31, 2015, the Corporation had deferred tax assets for tax loss and tax credit carryforwards of $70 million, of which $39 million is subject to expiration in the years 2016 through 2020. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Corporation needs taxable income of approximately $1,418 million across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2016 through 2020 is $570 million.

The Corporation recognizes the financial statement effects of an uncertain tax position when it is more likely than not, based on technical merits, that the position will be sustained. At December 31, 2015, the Corporation had a liability for uncertain tax positions of $68 million.

The Corporation accrues for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. At December 31, 2015, the Corporation had no non-income tax contingency reserve. For additional information, see Note 18 to the Consolidated Financial Statements.

Environmental Matters
Environmental Policies
The Corporation is committed to world-class environmental, health and safety (“EH&S”) performance, as demonstrated by a long-standing commitment to Responsible Care®, as well as a strong commitment to achieve the Corporation's 2025 Sustainability Goals - goals that set the standard for sustainability in the chemical industry by focusing on improvements in UCC's local corporate citizenship and product stewardship, and by actively pursuing methods to reduce the Corporation's environmental impact.

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

Environmental Remediation
UCC accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination and the closure of contaminated landfills and other waste management facilities. In the case of landfills and other active waste management facilities, UCC recognizes the costs over the useful life of the facility. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note 1 to the Consolidated Financial Statements. To assess the impact on the consolidated financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had an accrued liability of $94 million at December 31, 2015 and $110 million at December 31, 2014, related to the remediation of current or former UCC-owned sites.

In addition to current and former UCC-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as “Superfund Law”), UCC is liable for remediation of other hazardous waste sites where UCC allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Because Superfund Law imposes joint and several liability upon each party at a site, UCC has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties (“PRPs”) at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management's estimate of the Corporation's remaining liability for the remediation of Superfund sites was $21 million at December 31, 2015 and $22 million at December 31, 2014, which has been accrued, although the ultimate cost with respect to these sites could exceed that amount. The Corporation has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites	UCC-owned Sites (1)		Superfund Sites (2)
	2015	2014	2015	2014
Number of sites at January 1	28	28	64	64
Sites added during year	—	—	7	1
Sites closed during year	(1)	—	(4)	(1)
Number of sites at December 31	27	28	67	64

(1)	UCC-owned sites are sites currently or formerly owned by UCC. In the United States, remediation obligations are imposed by the Resource Conservation and Recovery Act or analogous state law.

(2)	Superfund sites are sites, including sites not owned by UCC, where remediation obligations are imposed by Superfund Law.

In total, the Corporation's accrued liability for probable environmental remediation and restoration costs was $115 million at December 31, 2015, compared with $132 million at December 31, 2014. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately three times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation's management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation's results of operations, financial condition and cash flows.

The amounts charged to income on a pretax basis related to environmental remediation totaled $58 million in 2015 and $62 million in 2014. The amounts charged to income on a pretax basis related to operating the Corporation's pollution abatement facilities totaled $91 million in 2015 and $91 million in 2014. Capital expenditures for environmental protection were $14 million in 2015 and $6 million in 2014.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants. UCC had a significant increase in the number of claims settled, dismissed or otherwise resolved in 2015, resulting from a detailed review of the status of individual claims and an update to criteria used to classify claims.

	2015	2014	2013
Claims unresolved at January 1	26,116	29,005	33,449
Claims filed	7,544	8,857	12,069
Claims settled, dismissed or otherwise resolved	(14,882)	(11,746)	(16,513)
Claims unresolved at December 31	18,778	26,116	29,005
Claimants with claims against both UCC and Amchem	(6,804)	(8,209)	(8,331)
Individual claimants at December 31	11,974	17,907	20,674

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

For additional information, see Part I, Item 3. Legal Proceedings and Asbestos-Related Matters in Note 13 to the Consolidated Financial Statements.

Debt Covenants and Default Provisions
The Corporation's outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation's size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at December 31, 2015.

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

UCC uses value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Corporation is a variance/covariance model. This model uses a 97.5 percent confidence level and includes at least one year of historical data. The 2015 and 2014 year-end and average daily VAR for the aggregate of all positions are shown below:

Total Daily VAR at December 31	2015		2014
In millions	Year-end	Average	Year-end	Average
Interest rate	$4	$4	$4	$4

Union Carbide Corporation and Subsidiaries
PART II, Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Union Carbide Corporation

We have audited the accompanying consolidated balance sheets of Union Carbide Corporation and subsidiaries (the “Corporation”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Carbide Corporation and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP Midland, Michigan February 12, 2016

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

(In millions) For the years ended December 31	2015	2014	2013
Net trade sales	$87	$82	$161
Net sales to related companies	5,755	6,835	6,787
Total Net Sales	5,842	6,917	6,948
Cost of sales	4,506	5,922	6,214
Research and development expenses	20	20	25
Selling, general and administrative expenses	8	9	12
Asbestos-related charge	—	78	—
Restructuring charges (credits)	19	(3)	—
Equity in earnings of nonconsolidated affiliates	4	7	82
Sundry income (expense) - net	(30)	14	308
Interest income	8	11	12
Interest expense and amortization of debt discount	28	32	32
Income Before Income Taxes	1,243	891	1,067
Provision for income taxes	435	304	319
Net Income Attributable to Union Carbide Corporation	$808	$587	$748
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For years ended December 31	2015	2014	2013
Net Income Attributable to Union Carbide Corporation	$808	$587	$748
Other Comprehensive Income (Loss), Net of Tax
Cumulative translation adjustments	2	15	(22)
Pension and other postretirement benefit plan adjustments	13	(213)	322
Total other comprehensive income (loss)	15	(198)	300
Comprehensive Income Attributable to Union Carbide Corporation	$823	$389	$1,048
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

(In millions) At December 31	2015	2014
Assets
Current Assets
Cash and cash equivalents	$23	$23
Accounts receivable:
Trade (net of allowance for doubtful receivables 2015: $-; 2014: $-)	13	29
Related companies	1,090	1,285
Other	36	67
Income taxes receivable	32	476
Notes receivable from related companies	1,296	1,292
Inventories	303	378
Deferred income taxes and other current assets	103	139
Total current assets	2,896	3,689
Investments
Investments in related companies	639	813
Investments in nonconsolidated affiliates	13	13
Other investments	33	8
Noncurrent receivables	44	44
Noncurrent receivables from related companies	62	131
Total investments	791	1,009
Property
Property	7,036	6,831
Less accumulated depreciation	5,735	5,679
Net property	1,301	1,152
Other Assets
Intangible assets (net of accumulated amortization 2015: $74; 2014: $73)	22	15
Deferred income tax assets - noncurrent	513	441
Asbestos-related insurance receivables - noncurrent	51	62
Deferred charges and other assets	32	41
Total other assets	618	559
Total Assets	$5,606	$6,409
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$25	$43
Long-term debt due within one year	1	1
Accounts payable:
Trade	220	248
Related companies	476	872
Other	18	17
Income taxes payable	92	20
Asbestos-related liabilities - current	65	105
Accrued and other current liabilities	177	192
Total current liabilities	1,074	1,498
Long-Term Debt	476	477
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	1,076	1,051
Asbestos-related liabilities - noncurrent	387	438
Other noncurrent obligations	292	136
Total other noncurrent liabilities	1,755	1,625
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued 2015: 935.51 shares; 2014: 1,000 shares)	—	—
Additional paid-in capital	138	312
Retained earnings	3,391	3,740
Accumulated other comprehensive loss	(1,228)	(1,243)
Union Carbide Corporation's stockholder's equity	2,301	2,809
Total Liabilities and Equity	$5,606	$6,409
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31	2015	2014	2013
Operating Activities
Net Income Attributable to Union Carbide Corporation	$808	$587	$748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184	202	222
Provision (credit) for deferred income tax	(44)	349	(29)
Earnings of nonconsolidated affiliates in excess of dividends received	(1)	(7)	(21)
Net gain on sales of property	(7)	(70)	(368)
Net gain on ownership transfer of property	(23)	—	—
Asbestos-related charge	—	78	—
Restructuring charges (credits)	19	(3)	—
Impairment of investment in related company	—	—	25
Pension contributions	(2)	(2)	(158)
Other, net	1	—	2
Changes in assets and liabilities, net of effects of divested companies:
Accounts and notes receivable	39	(19)	4
Related company receivables	191	217	(135)
Inventories	62	27	(3)
Accounts payable	(22)	28	(80)
Related company payables	(413)	484	(32)
Other assets and liabilities	561	(622)	105
Cash provided by operating activities	1,353	1,249	280
Investing Activities
Capital expenditures	(270)	(166)	(121)
Change in noncurrent receivable from related company	69	35	23
Proceeds from sale of ownership interest in nonconsolidated affiliate	—	—	13
Proceeds from sales of property	40	153	411
Cash acquired in ownership transfer of property	5	—	—
Purchases of investments	(27)	—	—
Proceeds from sales of investments	1	—	—
Cash provided by (used in) investing activities	(182)	22	326
Financing Activities
Dividends paid to stockholder	(1,170)	(1,280)	(591)
Payments on long-term debt	(1)	(1)	—
Cash used in financing activities	(1,171)	(1,281)	(591)
Summary
Increase (decrease) in cash and cash equivalents	—	(10)	15
Cash and cash equivalents at beginning of year	23	33	18
Cash and cash equivalents at end of year	$23	$23	$33
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

(In millions) For the years ended December 31	2015	2014	2013
Common Stock
Balance at beginning and end of year	$—	$—	$—
Additional Paid-in Capital
Balance at beginning of year	312	312	312
Shares acquired for constructive retirement	(174)	—	—
Balance at end of year	138	312	312
Retained Earnings
Balance at beginning of year	3,740	4,442	4,355
Net Income Attributable to Union Carbide Corporation	808	587	748
Dividends declared	(1,170)	(1,289)	(661)
Other	13	—	—
Balance at end of year	3,391	3,740	4,442
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of year	(1,243)	(1,045)	(1,345)
Other comprehensive income (loss)	15	(198)	300
Balance at end of year	(1,228)	(1,243)	(1,045)
Union Carbide Corporation's Stockholder's Equity	2,301	2,809	3,709
Noncontrolling interests	—	—	2
Total Equity	$2,301	$2,809	$3,711
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

As a result of the early adoption of Accounting Standards Update 2015-03 "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," certain reclassifications of prior years' footnote disclosure amounts have been made to conform to the 2015 presentation.

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

Foreign Currency Translation
While the Corporation's consolidated subsidiaries are primarily based in the United States, the Corporation has small subsidiaries in Asia Pacific and the rest of the world. For those subsidiaries, the local currency has been primarily used as the functional currency. Translation gains and losses of those operations that use local currency as the functional currency are included in the consolidated balance sheets in "Accumulated other comprehensive loss" ("AOCL"). Where the U.S. dollar is used as the functional currency, foreign currency gains and losses are reflected in income.

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

Revenue
Substantially all of the Corporation's revenues are generated by sales to Dow. Approximately 99 percent of the Corporation's sales are related to sales of product (99 percent in 2014 and 97 percent in 2013); the remaining 1 percent is related to the licensing of patents and technology (1 percent in 2014 and 3 percent in 2013).

Revenue for product sales to related companies is recognized as risk and title to the product transfer to the related company, which occurs either at the time production is complete or free on board (“FOB”) UCC's manufacturing facility, in accordance with the sales agreement between the Corporation and Dow.

Revenue for product sales is recognized as risk and title to the product transfer to the customer, which for trade sales, usually occurs at the time shipment is made. As such, title to the product passes when the product is delivered to the freight carrier. UCC's standard terms of delivery are included in its contracts of sale, order confirmation documents, and invoices. Freight costs and any directly related costs of transporting finished product to customers are recorded as “Cost of sales” in the consolidated statements of income.

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance
During the fourth quarter of 2014, the Corporation adopted Accounting Standard Update ("ASU") 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU was effective for fiscal years beginning on or after December 15, 2014, and interim periods within those years. Early adoption was permitted, but only for disposals (or classifications as held for sale) that had not been reported in the financial statements previously issued or available for issuance. The adoption of this standard did not have a material impact on the consolidated financial statements.

During the fourth quarter of 2015, the Corporation adopted ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and amortization of those costs should be reported as interest expense. This ASU is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis for each period presented in the balance sheet. This change is reflected in "Deferred charges and other assets" and "Long-Term Debt" in the consolidated balance sheets on a retrospective basis and did not have a material impact on the consolidated financial statements.

Accounting Guidance Issued But Not Adopted as of December 31, 2015
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Corporation is currently evaluating the impact of adopting this guidance.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Corporation is currently evaluating the impact of adopting this guidance.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods. The Corporation will early adopt the new guidance in the first quarter of 2016 and apply the new guidance on a retrospective basis.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Corporation is currently evaluating the impact of adopting this guidance.

NOTE 3 - RESTRUCTURING

On April 29, 2015, the Corporation approved actions to improve the cost effectiveness of the Corporation's global operations and further streamline the organization. These actions will affect approximately 16 positions and resulted in the shutdown of a manufacturing facility that produces water soluble polymers in Institute, West Virginia, in the fourth quarter of 2015. These actions are expected to be completed by the end of the first quarter in 2017.

As a result of these actions, the Corporation recorded pretax restructuring charges of $18 million in the second quarter of 2015 consisting of costs associated with exit or disposal activities of $2 million, severance costs of $2 million and asset write-downs and write-offs of $14 million. The impact of these charges is shown as "Restructuring charges (credits)" in the consolidated statements of income. In the fourth quarter of 2015, the Corporation recorded an additional charge of $1 million related to the separation of an additional 8 positions, primarily by March 31, 2017. At December 31, 2015, severance of $1 million had been paid, leaving a liability of $2 million for approximately 15 employees.

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

2014 Adjustment to the 4Q12 Restructuring Plan
In 2014, the Corporation reduced the 4Q12 restructuring reserve related to contract cancellations fees by $3 million.

NOTE 4 - DIVESTITURES

Divestiture of Methylmercapto Propionaldehyde Assets
On November 1, 2015, the Corporation completed the sale of its assets related to the production of methylmercapto propionaldehyde ("MMP") at the St. Charles Operations site in Taft, Louisiana to MMP SCO, LLC ("Novus"), a subsidiary of Novus International, Inc., for net proceeds of $31 million. Included in the divestiture was the Corporation's MMP manufacturing facility as well as inventory. The Corporation will continue to operate and provide services to the MMP facility under separate agreements with Novus. The net proceeds were included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets as a deferred gain and will be amortized to "Sundry income (expense) - net" in the consolidated statements of income over the 25-year term of the operating agreements. The transaction also included a 25-year acrolein supply agreement containing an upfront payment of $42.5 million which is reflected in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets and will be amortized to "Net trade sales" over the 25-year term of the agreement. Proceeds of $10 million for the sale of two related patents resulted in a pretax gain of $10 million and is included in "Sundry income (expense) - net" in the consolidated statements of income.

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

The Corporation recognized a pretax gain of $368 million on the sale, included in "Sundry income (expense) - net" in the consolidated statements of income and an after-tax gain of $233 million.

Post-closing adjustments were finalized in the fourth quarter of 2014 and the Corporation recorded a pretax gain of $4 million ($3 million after tax) for the post-closing adjustments. The gain was included in "Sundry income (expense) - net" in the consolidated statements of income.

NOTE 5 - INVENTORIES

The following table provides a breakdown of inventories:

Inventories at December 31 In millions	2015	2014
Finished goods	$157	$205
Work in process	22	30
Raw materials	39	45
Supplies	85	98
Total inventories	$303	$378

The reserves reducing inventories from a FIFO basis to a LIFO basis amounted to $49 million at December 31, 2015 and $125 million at December 31, 2014. Inventories that were valued on a LIFO basis, principally U.S. chemicals and plastics product inventories, represented 67 percent of the total inventories at December 31, 2015, and 67 percent of the total inventories at December 31, 2014.

A reduction of certain inventories resulted in the liquidation of some of the Corporation's LIFO inventory layers, which decreased pretax income $14 million in 2015 and had an immaterial impact on pretax income in 2014 and 2013.

NOTE 6 - PROPERTY

Property at December 31	Estimated Useful
In millions	Lives (Years)	2015	2014
Land	—	$69	$49
Land and waterway improvements	15-25	209	208
Buildings	5-50	420	419
Machinery and equipment	3-20	5,809	5,744
Utility and supply lines	5-20	164	158
Other property	3-30	98	96
Construction in progress	—	267	157
Total property		$7,036	$6,831

In millions	2015	2014	2013
Depreciation expense	$160	$176	$204
Manufacturing maintenance and repair costs	$353	$295	$304
Capitalized interest	$10	$5	$5

NOTE 7 - NONCONSOLIDATED AFFILIATES

The Corporation's investments in companies accounted for by the equity method (“nonconsolidated affiliates”) were $13 million at December 31, 2015 and $13 million at December 31, 2014. Dividends received from nonconsolidated affiliates were $2 million in 2015, zero in 2014 and $62 million in 2013. Undistributed earnings of nonconsolidated affiliates included in retained earnings were $8 million at December 31, 2015 and $7 million at December 31, 2014.

All of the nonconsolidated affiliates in which the Corporation has investments are privately held companies; therefore, quoted market prices are not available.

Principal Nonconsolidated Affiliates
Divestiture
On January 31, 2013, UCC entered into a definitive agreement to sell its 50 percent ownership interest in NUC to TonenGeneral Sekiyu K. K. On July 1, 2013, the sale was completed for $13 million. As a result of this share sale, the Corporation reclassified a $20 million gain, primarily attributable to cumulative translation adjustments, from "Accumulated other comprehensive loss" into earnings and is included in "Sundry income (expense) - net" in the consolidated statements of income for the year ended December 31, 2013. Including this reclassification, the sale resulted in no pretax gain or loss.

Stock Dividend
On September 26, 2013, UCC declared a stock dividend to Dow of its 100 percent ownership interest in Union Carbide Subsidiary C, Inc., which included UCC's full ownership interest in Univation. This stock dividend was effective on September 29, 2013 and totaled $70 million.

The Corporation had no investment in principal nonconsolidated affiliates at December 31, 2015 and December 31, 2014, and its equity in earnings was zero in 2015, zero in 2014 and $84 million in 2013. The summarized income statement information presented below represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

Summarized Income Statement Information
In millions	2015	2014	2013 (1)
Sales	$—	$—	$452
Gross profit	$—	$—	$208
Net income	$—	$—	$142

(1)	Income statement information for NUC is for the six-month period ended June 30, 2013 and income statement information for Univation is for the nine-month period ended September 30, 2013.

NOTE 8 - INVESTMENTS IN RELATED COMPANIES

The Corporation's ownership interests in related companies at December 31, 2015 and 2014 were as follows:

Investments in Related Companies at December 31	Ownership Interest		Investment Balance
In millions (except percentages)	2015	2014	2015	2014
Dow International Holdings Company	15%	19%	$633	$807
Dow Quimica Argentina S.A.	23%	23%	—	—
Dow Quimica Mexicana S.A. de C.V.	15%	15%	5	5
Other	—%	—%	1	1
Total Investments in Related Companies			$639	$813

On October 5, 2015, (i) Dow completed the transfer of its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses into a new company ("Splitco"), (ii) participating Dow shareholders tendered, and Dow accepted, Dow shares for Splitco shares in a public exchange offer, and (iii) Splitco merged with a wholly owned subsidiary of Olin Corporation in a tax-efficient Reverse Morris Trust transaction (collectively, the "Transaction").

As part of the Transaction, Dow established a separate legal entity structure to hold the relevant assets to be carved out from the existing Dow structure. To facilitate the Transaction, all entities in Europe and Asia Pacific were aligned under one single entity, with shares owned entirely by Dow. In order to align entity ownership under Dow, entities distributed their shares to Dow through either a series of dividends or share redemptions. As a result, in September 2015, UCC redeemed 462.7096 shares of common stock of Dow International Holdings Company ("DIHC"), a cost method investment, in exchange for stock in Blue Cube International Holdings, LLC ("BCIH"). Prior to the distribution, UCC had a 19.1 percent ownership interest in DIHC with the other 80.9 percent owned by Dow and its other wholly-owned subsidiaries. After the distribution, UCC's investment in DIHC was reduced to 15 percent and resulted in a reduction in investments in related companies of $174 million. UCC then transferred and distributed to Dow all of its membership interest in BCIH in exchange for 64.58 shares of its common stock held by Dow. Dow will continue to own 100 percent of UCC. As part of the final settlement, an adjustment was made to the shares of UCC common stock that were exchanged by Dow, bringing the final number of UCC common stock exchanged with Dow to 64.49 shares. The impact of these transactions are reflected in "Investments in related companies" and "Additional paid-in capital" in the consolidated balance sheets.

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

NOTE 9 - INTANGIBLE ASSETS

The following table provides information regarding the Corporation's intangible assets:

Intangible Assets at December 31		2015			2014
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(33)	$—
Software	63	(41)	22	55	(40)	15
Total intangible assets	$96	$(74)	$22	$88	$(73)	$15

The following table provides information regarding amortization expense:

Amortization Expense In millions	2015	2014	2013
Software (1)	$2	$2	$2

(1)	Included in “Cost of sales” in the consolidated statements of income.

Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense for Next Five Years In millions
2016	$3
2017	$3
2018	$4
2019	$4
2020	$3

NOTE 10 - FINANCIAL INSTRUMENTS

Investments
The Corporation's investments in marketable securities are classified as available-for-sale. Proceeds from sales of available-for-sale securities in 2015 were $1 million (zero in 2014 and 2013).

Portfolio managers regularly review all of the Corporation's holdings to determine if any investments are other-than-temporarily impaired. The analysis includes reviewing the amount of the impairment, as well as the length of time it has been impaired. In addition, specific guidelines for each instrument type are followed to determine if an other-than-temporary impairment has occurred. At December 31, 2015 and December 31, 2014, there were no impairment indicators or circumstances that would result in a material adjustment of these investments.

The Corporation's investments in debt securities, shown below, had contractual maturities of less than 10 years at December 31, 2015.

Fair Value of Financial Instruments:
	At December 31, 2015				At December 31, 2014
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Debt securities (1)	$4	$—	$—	$4	$5	$—	$—	$5
Long-term debt (2)	$(477)	$—	$(96)	$(573)	$(478)	$—	$(123)	$(601)

(1)	Marketable securities are included in “Other investments” in the consolidated balance sheets.

(2)	Presented in accordance with newly implemented ASU 2015-03. See Note 2 for further information.

Cost approximates fair value for all other financial instruments.

NOTE 11 - FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis
The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at December 31	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)
In millions	2015	2014
Assets at fair value:
Debt securities (1)	$4	$5
Liabilities at fair value:
Long-term debt (2)	$573	$601

(1)	Included in “Other investments” in the consolidated balance sheets.

(2)	See Note 10 for information on fair value measurements of long-term debt.

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

Assets that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset. For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. There were no transfers between Levels 1 and 2 during the years ended December 31, 2015 and 2014.

NOTE 12 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net
In millions	2015	2014	2013
Dow administrative and overhead fees (1)	$(30)	$(26)	$(25)
Net commission expense - related company (1)	(22)	(21)	(17)
Net gain on ownership transfer of property	23	—	—
Net gain on sale of patents (2)	10	—	—
Net gain (loss) on sales of property	(3)	4	—
Net gain on sale of railcar fleet (1)	—	66	—
Dividend income - related companies (1)	—	12	16
Reclassification of cumulative translation adjustment	—	(16)	—
Net gain on sale of Dow's Polypropylene Licensing and Catalysts business (2)	—	4	368
Impairment of investment in related company (1)	—	—	(25)
Foreign exchange loss	(2)	—	(2)
Other - net	(6)	(9)	(7)
Total sundry income (expense) - net	$(30)	$14	$308

(1)	See Note 17 for additional information.

(2)	See Note 4 for additional information.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" were $177 million at December 31, 2015 and $192 million at December 31, 2014. The current portion of the Corporation's accrued obligations for environmental matters, which is a component of "Accrued and other current liabilities," was $56 million at December 31, 2015 and $69 million at December 31, 2014 (see Note 13 for additional information). No other component of accrued and other current liabilities was more than 5 percent of total current liabilities.

Supplementary Cash Flow Information
In millions	2015	2014	2013
Cash payments for interest	$39	$37	$37
Cash payments (refunds) for income taxes	$(125)	$555	$322

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At December 31, 2015, the Corporation had accrued obligations of $115 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately three times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation's management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation's results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2014, the Corporation had accrued obligations of $132 million for probable environmental remediation and restoration costs, including $22 million for the remediation of Superfund sites.

The following table summarizes the activity in the Corporation's accrued obligations for environmental matters for the years ended December 31, 2015 and 2014:

Accrued Liability for Environmental Matters
In millions	2015	2014
Balance at January 1	$132	$126
Additional accruals	61	62
Charges against reserve	(76)	(56)
Foreign currency impact	(2)	—
Balance at December 31	$115	$132

The amounts charged to income on a pretax basis related to environmental remediation totaled $58 million in 2015, $62 million in 2014 and $80 million in 2013. Capital expenditures for environmental protection were $14 million in 2015, $6 million in 2014 and $2 million in 2013.

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

In December 2014, based on ARPC's December 2014 study and the Corporation's own review of the asbestos claim and resolution activity, the Corporation determined that an adjustment to the accrual was required due to the increase in mesothelioma claim activity compared with what had been forecasted in the December 2012 study. Accordingly, the Corporation increased its asbestos-related liability for pending and future claims by $78 million and is included in "Asbestos-related charge" in the consolidated statement of income. The Corporation's asbestos-related liability for pending and future claims was $513 million at December 31, 2014, and approximately 22 percent of the recorded liability related to pending claims and approximately 78 percent related to future claims.

In October 2015, the Corporation requested ARPC to review its historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2014 study. In response to that request, ARPC reviewed and analyzed data through September 30, 2015. In December 2015, ARPC stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in its December 2014 study and, therefore, the estimate in that study remained applicable. Based on the Corporation's own review of the asbestos claim and resolution activity and ARPC's response, the Corporation determined that no change to the accrual was required. The Corporation's asbestos-related liability for pending and future claims was $437 million at December 31, 2015, and approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

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

In September 2003, the Corporation filed a comprehensive insurance coverage case, now proceeding in the Supreme Court of the State of New York, County of New York, seeking to confirm its rights to insurance for various asbestos claims and to facilitate an orderly and timely collection of insurance proceeds (the “Insurance Litigation”). The Insurance Litigation was filed against insurers that were not signatories to the Wellington Agreement and/or did not otherwise have agreements in place with the Corporation regarding their asbestos-related insurance coverage, in order to facilitate an orderly resolution and collection of such insurance policies and to resolve issues that the insurance carriers may raise. Since the filing of the case, the Corporation has reached settlements with most of the carriers involved in the Insurance Litigation and continues to pursue settlement with the remaining carrier. The Corporation's receivable for insurance recoveries related to its asbestos liability was $10 million at December 31, 2015 and $10 million at December 31, 2014.

In addition to the receivable for insurance recoveries related to its asbestos liability, the Corporation had receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The following table summarizes the Corporation's receivables related to its asbestos-related liability:

Receivables for Asbestos-Related Costs at December 31 In millions	2015	2014
Receivables for defense and resolution costs - carriers with settlement agreements	$51	$69
Receivables for insurance recoveries - carriers without settlement agreements	10	10
Total	$61	$79

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

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $83 million in 2015, $108 million in 2014 and $107 million in 2013, and was reflected in “Cost of sales” in the consolidated statements of income.

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

Purchase Commitments
At December 31, 2015, the Corporation had various outstanding commitments for take-or-pay agreements, with remaining terms extending from 1 to 15 years. Such commitments were not in excess of current market prices. The fixed and determinable portion of obligations under purchase commitments at December 31, 2015 is presented in the following table:

Fixed and Determinable Portion of Take-or-Pay Obligations at December 31, 2015 In millions
2016	$21
2017	22
2018	20
2019	19
2020	19
2021 and beyond	82
Total	$183

NOTE 14 - NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable at December 31 In millions	2015	2014
Notes payable - related companies	$25	$43
Year-end average interest rates	1.40%	0.82%

Long-Term Debt at December 31	2015		2014
	Average		Average
In millions	Rate	2015	Rate	2014
Promissory notes and debentures:
Debentures due 2023	7.875%	$175	7.875%	$175
Debentures due 2025	6.79%	12	6.79%	12
Debentures due 2025	7.50%	150	7.50%	150
Debentures due 2096	7.75%	135	7.75%	135
Capital lease obligations	—	10	—	11
Unamortized debt discount and issuance costs (1)	—	(5)	—	(5)
Long-term debt due within one year	—	(1)	—	(1)
Total long-term debt (1)		$476		$477

(1)	Presented in accordance with newly implemented ASU 2015-03. See Note 2 for further information.

Annual Installments on Long-Term Debt for Next Five Years In millions
2016	$1
2017	$1
2018	$1
2019	$1
2020	$1

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

The Corporation's funding policy is to contribute to the plan when pension laws or economics either require or encourage funding. In 2015, UCC contributed $2 million to its pension plans including contributions to fund benefits payments for its non-qualified supplemental plan. UCC expects to contribute approximately $52 million to its pension plans in 2016.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

Pension Plan Assumptions	Benefit Obligations at December 31			Net Periodic Costs for the Year
	2015	2014	2013	2015	2014	2013
Discount rate	4.26%	3.90%	4.75%	3.90%	4.75%	3.85%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Expected long-term rate of return on plan assets	—	—	—	6.80%	6.80%	6.90%

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

Effective January 1, 2016, the Corporation elected to adopt a spot rate approach to determine the discount rate utilized to measure the service cost and interest cost components of net periodic pension and other postretirement benefit costs. Under the spot rate approach, the Corporation will calculate service costs and interest costs by applying individual spot rates from the Willis Towers Watson U.S. RATE:Link 60-90 corporate yield curve (based on 60th to 90th percentile high-quality corporate bond yields) to the separate expected cash flows components of service cost and interest cost. Prior to 2016, the service cost and interest cost components were determined based on the single discount rate used to measure the benefit obligation.

The Corporation changed to the new method to provide a more precise measure of interest and service costs by improving the correlation between projected benefit cash flows and the discrete spot yield curves. The Corporation has accounted for this change as a change in accounting estimate and it will be applied prospectively starting in 2016. The adoption of the spot rate approach is expected to decrease the service cost and interest cost components of net periodic benefit cost by $37 million in 2016.

The discount rates utilized to measure the pension and other postretirement obligations of the U.S. qualified plans are based on the yield on high-quality corporate fixed income investments at the measurement date. Future expected actuarially determined cash flows for the plans are individually discounted at the spot rates under the Willis Towers Watson U.S. RATE:Link 60-90 corporate yield curve (based on 60th to 90th percentile high-quality corporate bond yields) to arrive at the plan’s obligations as of the measurement date.

On October 27, 2014, the Society of Actuaries ("SOA") published updated mortality tables and mortality improvement scales (generational mortality tables), which reflect increased life expectancy. Based on an evaluation of the mortality experience of the Corporation's U.S. pension plans and the SOA's tables, effective for 2014 and forward, the Corporation adopted updated generational mortality tables for purposes of measuring U.S. pension and other postretirement obligations at year-end. The mortality assumption change increased the pension and other postretirement benefit obligations by $139 million at December 31, 2014.

The accumulated benefit obligation for all defined benefit pension plans was $4.0 billion at December 31, 2015 and $4.3 billion at December 31, 2014.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at December 31
In millions	2015	2014
Projected benefit obligation	$3,993	$4,345
Accumulated benefit obligation	$3,960	$4,302
Fair value of plan assets	$3,173	$3,543

In addition to the qualified defined benefit pension plan, U.S. employees may participate in defined contribution plans (Employee Savings Plans or 401(k) plans) by contributing a portion of their compensation, which is partially matched by the Corporation. Expense recognized for all defined contribution plans was $16 million in 2015, $15 million in 2014 and $13 million in 2013.

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
The Corporation funds most of the cost of these health care and life insurance benefits as incurred. In 2015, UCC did not make any contributions to its other postretirement benefit plan trust. Likewise, UCC does not expect to contribute assets to its other postretirement benefit plan trust in 2016.

The weighted-average assumptions used to determine other postretirement benefit obligations and net periodic benefit costs for the plan are provided in the following table:

Plan Assumptions for Other Postretirement Benefits	Benefit Obligations at December 31			Net Periodic Costs for the Year
	2015	2014	2013	2015	2014	2013
Discount rate	4.08%	3.75%	4.40%	3.75%	4.40%	3.65%
Initial health care cost trend rate	7.25%	7.05%	7.46%	7.05%	7.46%	7.85%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year ultimate trend rate to be reached	2025	2020	2020	2025	2020	2020

Increasing the assumed medical cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2015 by $2 million and the net periodic postretirement benefit cost for the year by an immaterial amount. Decreasing the assumed medical cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2015 by $2 million and the net periodic postretirement benefit cost for the year by an immaterial amount.

Net Periodic Benefit Cost for all Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2015	2014	2013	2015	2014	2013
Service cost	$44	$30	$31	$1	$1	$2
Interest cost	164	183	165	10	13	14
Expected return on plan assets	(226)	(232)	(232)	—	—	—
Amortization of prior service cost (credit)	(1)	6	7	(1)	—	(1)
Amortization of net (gain) loss	87	66	88	(10)	(10)	—
Net periodic benefit cost	$68	$53	$59	$—	$4	$15

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss for all Plans
	Defined Benefit Pension Plans			Other Postretirement Benefits
In millions	2015	2014	2013	2015	2014	2013
Net (gain) loss	$34	$450	$(283)	$19	$(12)	$(102)
Prior service cost (credit) arising during period	4	(38)	—	—	—	—
Amortization of prior service (cost) credit	1	(6)	(7)	1	—	1
Amortization of net gain (loss)	(87)	(66)	(88)	10	10	—
Total recognized in other comprehensive (income) loss	$(48)	$340	$(378)	$30	$(2)	$(101)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$20	$393	$(319)	$30	$2	$(86)

Change in Projected Benefit Obligations, Plan Assets and Funded Status for all Plans
In millions	Defined Benefit Pension Plans		Other Postretirement Benefits
Change in projected benefit obligation:	2015	2014	2015	2014
Benefit obligation at beginning of year	$4,345	$3,995	$270	$302
Service cost	44	30	1	1
Interest cost	164	183	10	13
Plan amendments	4	(38)	—	—
Actuarial changes in assumptions and experience	(178)	531	19	(13)
Benefits paid	(293)	(340)	(24)	(33)
Other (1)	(93)	(16)	—	—
Benefit obligation at end of year	$3,993	$4,345	$276	$270

Change in plan assets:
Fair value of plan assets at beginning of year	$3,543	$3,586	$—	$—
Actual return on plan assets	14	312	—	—
Employer contributions	2	2	—	—
Asset transfer (1)	(93)	(17)	—	—
Benefits paid	(293)	(340)	—	—
Fair value of plan assets at end of year	$3,173	$3,543	$—	$—

Funded status at end of year	$(820)	$(802)	$(276)	$(270)

Net amounts recognized in the consolidated balance sheets at December 31:
Current liabilities	$(2)	$(1)	$(26)	$(27)
Noncurrent liabilities	(818)	(801)	(250)	(243)
Net amounts recognized in the consolidated balance sheets	$(820)	$(802)	$(276)	$(270)

Pretax amounts recognized in AOCL at December 31:
Net loss (gain)	$1,902	$1,955	$(80)	$(109)
Prior service credit	(14)	(19)	—	(1)
Pretax balance in AOCL at end of year	$1,888	$1,936	$(80)	$(110)

(1)	The 2015 impact includes the transfer of benefit obligations of $71 million through the purchase of annuity contracts from an insurance company.

In 2016, an estimated net loss of $75 million and prior service credit of $1 million for the defined benefit pension plans will be amortized from AOCL to net periodic benefit cost. In 2016, an estimated net gain of $7 million for the other postretirement benefit plan will be amortized from AOCL to net periodic benefit cost.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2015
In millions	Defined Benefit Pension Plans	Other Postretirement Benefits
2016	$274	$26
2017	274	25
2018	273	24
2019	273	23
2020	271	23
2021 through 2025	1,326	93
Total	$2,691	$214

Plan Assets
Plan assets consist primarily of equity and fixed income securities of U.S. and foreign issuers, and include alternative investments such as real estate, private equity and other absolute return strategies. At December 31, 2015, plan assets totaled $3.2 billion and $3.5 billion at December 31, 2014 which included no Dow common stock.

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

The following tables summarize the bases used to measure the Corporation's pension plan assets at fair value for the years ended December 31, 2015 and 2014:

Basis of Fair Value Measurements at December 31, 2015 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$1	$173	$—	$174
Equity securities:
U.S. equity	$237	$35	$—	$272
Non-U.S. equity - developed countries	71	136	—	207
Emerging markets	45	90	5	140
Equity derivatives	—	3	—	3
Total equity securities	$353	$264	$5	$622
Fixed income securities:
U.S. government and municipalities	$—	$574	$—	$574
U.S. agency mortgage backed securities	—	56	—	56
Corporates - investment grade	—	677	—	677
Non-U.S. governments - developed countries	—	5	—	5
Non-U.S. corporates - developed countries	—	146	—	146
Emerging markets debt	—	12	—	12
Other asset-backed securities	—	13	—	13
Other fixed income funds	—	—	51	51
Fixed income derivatives	—	15	—	15
High yield bonds	—	3	—	3
Total fixed income securities	$—	$1,501	$51	$1,552
Alternative investments:
Real estate	$—	$—	$284	$284
Private equity	—	—	220	220
Absolute return	—	114	165	279
Total alternative investments	$—	$114	$669	$783
Total other securities	$—	$20	$22	$42
Total pension plan assets at fair value	$354	$2,072	$747	$3,173

Basis of Fair Value Measurements at December 31, 2014 In millions	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$3	$131	$—	$134
Equity securities:
U.S. equity	$360	$78	$1	$439
Non-U.S. equity - developed countries	166	160	—	326
Emerging markets	40	62	3	105
Equity derivatives	—	(1)	—	(1)
Total equity securities	$566	$299	$4	$869
Fixed income securities:
U.S. government and municipalities	$—	$673	$—	$673
U.S. agency mortgage backed securities	—	66	—	66
Corporates - investment grade	—	743	—	743
Non-U.S. governments - developed countries	—	6	—	6
Non-U.S. corporates - developed countries	—	160	—	160
Emerging markets debt	—	14	—	14
Other asset-backed securities	—	11	1	12
Other fixed income funds	—	—	32	32
High yield bonds	—	2	—	2
Total fixed income securities	$—	$1,675	$33	$1,708
Alternative investments:
Real estate	$—	$—	$288	$288
Private equity	—	—	233	233
Absolute return	—	126	166	292
Total alternative investments	$—	$126	$687	$813
Total other securities	$—	$(3)	$22	$19
Total pension plan assets at fair value	$569	$2,228	$746	$3,543

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

The following table summarizes the changes in fair value of Level 3 pension plan assets for the years ended December 31, 2015 and 2014:

Fair Value Measurement of Level 3	Equity Securities	Fixed Income Securities	Alternative Investments	Other Securities	Total
Pension Plan Assets
In millions
Balance at January 1, 2014	$2	$14	$623	$22	$661
Actual return on plan assets:
Relating to assets held at Dec 31, 2014	(2)	—	(22)	—	(24)
Relating to assets sold during 2014	—	—	35	—	35
Purchases, sales and settlements	4	20	53	—	77
Transfers out of Level 3, net	—	(1)	—	—	(1)
Foreign currency impact	—	—	(2)	—	(2)
Balance at December 31, 2014	$4	$33	$687	$22	$746
Actual return on plan assets:
Relating to assets held at Dec 31, 2015	2	(4)	(35)	—	(37)
Relating to assets sold during 2015	—	1	60	—	61
Purchases, sales and settlements	—	21	(42)	—	(21)
Transfers out of Level 3, net	(1)	—	—	—	(1)
Foreign currency impact	—	—	(1)	—	(1)
Balance at December 31, 2015	$5	$51	$669	$22	$747

NOTE 16 - LEASED PROPERTY

The Corporation has leases primarily for facilities and distribution equipment. The future minimum rental payments under leases with remaining noncancelable terms in excess of one year are as follows:

Minimum Lease Commitments at December 31, 2015 In millions
2016	$6
2017	5
2018	5
2019	4
2020	3
2021 and thereafter	10
Total	$33

Rental expenses under leases were $29 million in 2015, $27 million in 2014 and $31 million in 2013.

NOTE 17 - RELATED PARTY TRANSACTIONS

The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s intercompany pricing policies. After each quarter, the Corporation and Dow analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) - net” in the consolidated statements of income. Purchases from that Dow subsidiary were approximately $1.7 billion in 2015, $2.9 billion in 2014 and $2.9 billion in 2013. The decrease in purchase costs in 2015 when compared with previous periods is due to lower feedstock and energy costs.

The Corporation has a master services agreement with Dow whereby Dow provides services including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety, and business management for UCC. Under the master services agreement with Dow, general administrative and overhead type services that Dow routinely allocates to various businesses are charged to UCC. The master services agreement cost allocation basis is headcount and includes a 10 percent service fee. This agreement resulted in expense of approximately $30 million in 2015, $26 million in 2014 and $25 million in 2013 for general administrative and overhead type services and the 10 percent service fee, and was included in “Sundry income (expense) - net” in the consolidated statements of income. The remaining activity-based costs were approximately $63 million in 2015, $53 million in 2014 and $46 million in 2013 and were included in “Cost of sales” in the consolidated statements of income. The increase in activity-based costs in 2015 when compared with previous periods is due to additional charges for engineering services to support infrastructure projects as well as planned maintenance turnaround projects.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At December 31, 2015, the Corporation had a note receivable of $1.3 billion ($1.2 billion at December 31, 2014) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures on December 30, 2016. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At December 31, 2015, $940 million ($875 million at December 31, 2014) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

The Corporation recorded an impairment charge of $25 million in the fourth quarter of 2013 for the full value of the cost method investment in Dow Quimica Argentina S.A., a related company. The impairment charge, triggered by ongoing losses in the entity, is included in "Sundry income (expense) - net" in the consolidated statements of income.

On a quarterly basis, the Corporation's Board of Directors reviews and approves a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. During 2015, the Corporation declared and paid dividends totaling $1.2 billion to Dow. During 2014, the Corporation declared and paid dividends totaling $1.3 billion to Dow. In September 2013, UCC declared a stock dividend to Dow of its 100 percent ownership interest in Union Carbide Subsidiary C, Inc., which included UCC's full ownership interest in Univation. The stock dividend was effective on September 29, 2013 and totaled $70 million.

The Corporation received no cash dividends from its related company investments in 2015 ($12 million in 2014 and $16 million in 2013). These dividends were included in "Sundry income (expense) - net" in the consolidated statements of income.

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

In accordance with the Tax Sharing Agreement between the Corporation and Dow, the Corporation makes payments to Dow to cover the Corporation's estimated federal tax liability; payments were $310 million in 2015, $579 million in 2014 and $163 million in 2013.

NOTE 18 - INCOME TAXES

Domestic and Foreign Components of Income (Loss) Before Income Taxes
In millions	2015	2014	2013
Domestic (1)	$1,254	$896	$1,077
Foreign	(11)	(5)	(10)
Total	$1,243	$891	$1,067

(1)	In 2013, the domestic component of "Income Before Income Taxes" included a gain of $368 million for the sale of Dow's Polypropylene Licensing and Catalysts business.

Provision for Income Taxes
		2015			2014			2013
In millions	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal (1)	$373	$(31)	$342	$(41)	$311	$270	$337	$18	$355
State and local	2	(13)	(11)	(5)	38	33	5	(47)	(42)
Foreign	104	—	104	1	—	1	6	—	6
Total	$479	$(44)	$435	$(45)	$349	$304	$348	$(29)	$319

(1)	Reflects the 2014 impact of accelerated deductions.

Reconciliation to U.S. Statutory Rate
In millions	2015	2014	2013
Taxes at U.S. statutory rate	$435	$312	$374
U.S. manufacturing deductions	(8)	(26)	(7)
Benefit of dividend income from investments in related companies	—	—	(6)
Audit settlement and court case impact	—	—	20
Unrecognized tax benefits	24	—	(30)
Federal tax accrual adjustments	(7)	(14)	(5)
State and local tax impact	(11)	42	(38)
Other - net	2	(10)	11
Total tax provision	$435	$304	$319
Effective tax rate	35.0%	34.1%	29.9%

The tax rate for 2015 was favorably impacted by changes in valuation allowances on state income tax attributes. A change in uncertain tax positions in the fourth quarter of 2015 unfavorably impacted the tax rate and resulted in an increase in "Deferred income tax assets - noncurrent" and "Other noncurrent obligations" in the consolidated balance sheets. UCC's reported effective tax rate for 2015 was 35.0 percent.

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

Deferred Tax Balances at December 31	2015		2014
In millions	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property	$—	$193	$—	$197
Tax loss and credit carryforwards	70	—	82	—
Postretirement benefit obligations	802	395	818	420
Other accruals and reserves	297	—	263	3
Inventory	23	—	53	—
Other - net	7	1	2	1
Subtotal	$1,199	$589	$1,218	$621
Valuation allowances	(28)	—	(53)	—
Total	$1,171	$589	$1,165	$621

Gross operating loss carryforwards, primarily related to state operating losses, amounted to $889 million at December 31, 2015, compared with $1,035 million at the end of 2014. At December 31, 2015, $497 million of the operating loss carryforwards were subject to expiration in the years 2016 through 2020. The remaining balances expire in years beyond 2020 or have an indefinite carryforward period. Tax credit carryforwards amounted to $5 million at December 31, 2015 and $5 million at December 31, 2014, of which $1 million is subject to expiration in the years 2016 through 2020. The remaining balances expire in years beyond 2020 or have an indefinite carryforward period.

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $41 million at December 31, 2015, $50 million at December 31, 2014 and $48 million at December 31, 2013. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

The Corporation had valuation allowances that were primarily related to the realization of recorded tax benefits on state tax loss carryforwards from operations in the United States of $28 million at December 31, 2015 and $53 million at December 31, 2014.

Total Gross Unrecognized Tax Benefits
In millions	2015	2014	2013
Balance at January 1	$1	$4	$166
Increases related to positions taken on items from prior years	67	—	1
Decreases related to positions taken on items from prior years	—	—	(7)
Settlement of uncertain tax positions with tax authorities	—	—	(154)
Decreases due to expiration of statutes of limitations	—	(3)	(2)
Balance at December 31	$68	$1	$4

At December 31, 2015, the total amount of unrecognized tax benefits was $68 million ($1 million at December 31, 2014), of which $1 million ($1 million at December 31, 2014) would impact the effective tax rate, if recognized. The increase in unrecognized tax benefits relates to litigation in a foreign jurisdiction that, if paid, is creditable in the United States.

Interest and penalties are recognized as components of “Provision for income taxes” in the consolidated statements of operations and was a charge of $37 million in 2015, and a benefit of $6 million in 2014 and $15 million in 2013. The Corporation's accrual for interest and penalties associated with uncertain tax positions was $38 million at December 31, 2015 and zero at December 31, 2014.

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

Tax years that remain subject to examination for the Corporation's major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31
Jurisdiction	Earliest Open Year
	2015	2014
United States:
Federal income tax	2004	2004
State and local income tax	2004	2004

The Corporation is included in Dow's consolidated federal income tax group and consolidated tax return. Current and deferred tax expenses are calculated for the Corporation as a stand-alone group and are allocated to the group from the consolidated totals. UCC is currently under examination in a number of tax jurisdictions, including the U.S. federal and various state jurisdictions. It is reasonably possible that these examinations may be resolved within twelve months. As a result, it is reasonably possible that the total gross unrecognized tax benefits of the Corporation at December 31, 2015, will be reduced by approximately $68 million from resolution of these examinations.

Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of those accrued will have a material impact on the Corporation's consolidated financial statements.

NOTE 19 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides an analysis of the changes in accumulated other comprehensive loss for the years ended December 31, 2015, 2014 and 2013:

Accumulated Other Comprehensive Loss
In millions	2015	2014	2013
Cumulative Translation Adjustments at beginning of year	$(63)	$(78)	$(56)
Translation adjustments	2	(1)	(1)
Reclassification to earnings - Sundry income (expense) - net (1)	—	16	(21)
Balance at end of period	$(61)	$(63)	$(78)
Pension and Other Postretirement Benefit Plans at beginning of year	$(1,180)	$(967)	$(1,289)
Net gain (loss) during period (net of tax of $(21), $(165), $122) (2) (3)	(32)	(273)	263
Prior service credit (cost) arising during the period (net of tax of $(2), $13, $-)	(2)	25	—
Amortization of prior service cost (credit) included in net periodic pension costs (net of tax of $(1), $2, $2) (2) (3)	(1)	4	4
Amortization of net loss included in net periodic pension costs (net of tax of $29, $25, $33) (2) (3)	48	31	55
Balance at end of period	$(1,167)	$(1,180)	$(967)
Total accumulated other comprehensive loss	$(1,228)	$(1,243)	$(1,045)

(1)	In 2014, reclassification resulted from the divestiture or liquidation of subsidiaries. In 2013, reclassification resulted from the divestiture of a nonconsolidated affiliate.
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

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location. Sales to external customers and long-lived assets by geographic area were as follows:

Geographic Area Information In millions	United States	Asia Pacific	Rest of World	Total
2015
Sales to external customers (1)	$70	$3	$14	$87
Long-lived assets	$1,259	$10	$32	$1,301
2014
Sales to external customers (1)	$62	$1	$19	$82
Long-lived assets	$1,113	$6	$33	$1,152
2013
Sales to external customers (1)	$100	$43	$18	$161
Long-lived assets	$1,197	$6	$36	$1,239

(1)	Of the total sales to external customers, China was 0 percent in 2015, less than 1 percent in 2014 and approximately 21 percent in 2013.

NOTE 21 - PLANNED MERGER WITH DUPONT

On December 11, 2015, Dow and E. I. du Pont de Nemours and Company (“DuPont”) entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Dow and DuPont have agreed, subject to the terms and conditions of the Merger Agreement, to effect an all-stock, merger of equals strategic combination of their respective businesses by: (i) forming Diamond-Orion HoldCo, Inc., a Delaware corporation that is jointly owned by Dow and DuPont ("HoldCo"), (ii) Dow merging with a newly formed, wholly owned direct subsidiary of HoldCo, with Dow surviving such merger as a direct, wholly owned subsidiary of HoldCo (the "Dow Merger"), (iii) DuPont merging with a newly formed, wholly owned direct subsidiary of HoldCo, with DuPont surviving such merger as a direct, wholly owned subsidiary of HoldCo (the "DuPont Merger" and, together with the Dow Merger, the "Mergers"), and (iv) prior to or as of the effective time of the Mergers (the "Effective Time"), changing the name of HoldCo to be DowDuPont. Following the consummation of the Mergers, Dow and DuPont intend to pursue, subject to the receipt of regulatory approval and approval by the board of directors of HoldCo, the separation of the combined company’s agriculture business, specialty products business and material sciences business through one or more tax-efficient transactions.
Dow expects the Mergers to close in the second half of 2016, subject to customary closing conditions. The completion of the Mergers is subject to the satisfaction or waiver of certain conditions, including (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of Dow Common Stock entitled to vote thereon; (ii) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of DuPont Common Stock entitled to vote thereon; (iii) the receipt of certain domestic and foreign approvals under competition laws; (iv) Dow and DuPont reasonably determining that the Dow Merger and the DuPont Merger do not constitute an acquisition of a 50 percent or greater interest in Dow and DuPont, respectively, under the principles of Section 355(e) of the Internal Revenue Code; (v) the absence of governmental restraints or prohibitions preventing the consummation of either of the Mergers; (vi) the effectiveness of the Form S-4 and absence of any stop order or proceedings by the U.S. Securities and Exchange Commission; and (vii) the approval of the shares of HoldCo Common Stock to be issued in the Merger for listing on the NYSE. The obligation of each of Dow and DuPont to consummate the Mergers is also conditioned on, among other things, the receipt of a tax opinion from tax counsel as to the tax-free nature of each of the Mergers, and the truth and correctness of the representations and warranties made by the other party as of the closing date, subject to certain "material" and "material adverse effect" qualifiers.

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
Management assessed the effectiveness of the Corporation's internal control over financial reporting and concluded that, as of December 31, 2015, such internal control is effective. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework (2013).
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
February 12, 2016

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

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Dow's Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Dow and its subsidiaries (including the Corporation) by its independent auditor, subject to the de minimus exception for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act, which are approved by Dow's Audit Committee prior to the completion of the audit. The Corporation's management and its Board of Directors subscribe to these policies and procedures. For the years ended December 31, 2015 and 2014, professional services were performed for the Corporation by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the “Deloitte Entities”).

Total fees paid to the Deloitte Entities were $1,669 thousand in 2015 and $1,635 thousand in 2014. These are the aggregate of fees billed for the audit of the Corporation's annual financial statements, the reviews of the financial statements in the Quarterly Reports on Form 10-Q, statutory audits and other regulatory filings.

Union Carbide Corporation and Subsidiaries
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. The Corporation's 2015 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K.

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

The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibit
10.5.13	Thirteenth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 16, 2015, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors.
23	Analysis, Research & Planning Corporation's Consent.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Union Carbide Corporation and Subsidiaries
Trademark Listing

The following trademarks of Union Carbide Corporation or its subsidiaries appear in this report:
CARBOWAX, FLEXOMER, POLYOX, REDI-LINK, SI-LINK, SENTRY, TERGITOL, TRITON, TUFLIN, UCAR, UCARTHERM, UCON, UNIGARD, UNIPOL, UNIPURGE, UNIVAL

The following trademark of The Dow Chemical Company appears in this report: METEOR

The following registered service mark of American Chemistry Council appears in this report: Responsible Care

® ™Trademark of The Dow Chemical Company (“Dow”) or an affiliated company of Dow

Union Carbide Corporation and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of February 2016.

UNION CARBIDE CORPORATION

By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds, Vice President and Controller The Dow Chemical Company Authorized Representative of Union Carbide Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on the 12th day of February 2016 by the following persons on behalf of the Registrant and in the capacities indicated:

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

10.2.2
Second Amendment to Second Amended and Restated Sales Promotion Agreement, effective as of July 1, 2014, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.2.2 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

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

10.5.12
Twelfth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 17, 2014, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors, incorporated by reference to Exhibit 10.5.12 of the Corporation's 2014 10-K.

10.5.13	Thirteenth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 16, 2015, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors.
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

EXHIBIT NO.	DESCRIPTION

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

A copy of any exhibit listed above may be obtained on written request to the Secretary's Office, Union Carbide Corporation, 7501 State Highway 185 North, Seadrift, Texas, 77983.