Form 10-Q
period 2016-03-31
UNION CARBIDE CORP /NEW/
filed 2016-04-29
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2016

or

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
☐ Yes    ☑ No

At March 31, 2016, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2016

Union Carbide Corporation and Subsidiaries

Throughout this Quarterly Report on Form 10-Q, except as otherwise indicated by the context, the terms "Corporation" or "UCC" as used herein mean Union Carbide Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Management's Discussion and Analysis,” and “Risk Factors.” These forward-looking statements are generally identified by the words or phrases “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “may,” “opportunity,” "outlook," “plan,” “project,” “should,” “strategy,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (see Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015). Union Carbide Corporation undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2016	Mar 31, 2015
Net trade sales	$26	$23
Net sales to related companies	1,186	1,523
Total Net Sales	1,212	1,546
Cost of sales	833	1,227
Research and development expenses	4	5
Selling, general and administrative expenses	2	2
Equity in earnings of nonconsolidated affiliates	2	1
Sundry income (expense) - net	(13)	(14)
Interest income	3	2
Interest expense and amortization of debt discount	6	8
Income Before Income Taxes	359	293
Provision for income taxes	119	98
Net Income Attributable to Union Carbide Corporation	$240	$195

Depreciation	$40	$39
Capital Expenditures	$53	$50
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2016	Mar 31, 2015
Net Income Attributable to Union Carbide Corporation	$240	$195
Other Comprehensive Income, Net of Tax
Translation adjustments	—	1
Adjustments to pension and other postretirement benefit plans	11	12
Total other comprehensive income	11	13
Comprehensive Income Attributable to Union Carbide Corporation	$251	$208
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Mar 31, 2016	Dec 31, 2015
Assets
Current Assets
Cash and cash equivalents	$25	$23
Accounts receivable:
Trade (net of allowance for doubtful receivables 2016: $-; 2015: $-)	14	13
Related companies	925	1,090
Other	43	36
Income taxes receivable	31	32
Notes receivable from related companies	1,404	1,296
Inventories	335	303
Other current assets	29	39
Total current assets	2,806	2,832
Investments
Investments in related companies	639	639
Investments in nonconsolidated affiliate	14	13
Other investments	29	33
Noncurrent receivables	44	44
Noncurrent receivables from related companies	63	62
Total investments	789	791
Property
Property	7,088	7,036
Less accumulated depreciation	5,774	5,735
Net property	1,314	1,301
Other Assets
Intangible assets (net of accumulated amortization 2016: $75; 2015: $74)	21	22
Deferred income tax assets - noncurrent	543	577
Asbestos-related insurance receivables - noncurrent	48	51
Deferred charges and other assets	35	32
Total other assets	647	682
Total Assets	$5,556	$5,606
Liabilities and Equity
Current Liabilities
Notes payable - related companies	$28	$25
Long-term debt due within one year	1	1
Accounts payable:
Trade	209	220
Related companies	455	476
Other	10	18
Income taxes payable	125	92
Asbestos-related liabilities - current	67	65
Accrued and other current liabilities	158	177
Total current liabilities	1,053	1,074
Long-Term Debt	476	476
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	1,008	1,076
Asbestos-related liabilities - noncurrent	374	387
Other noncurrent obligations	293	292
Total other noncurrent liabilities	1,675	1,755
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	138	138
Retained earnings	3,431	3,391
Accumulated other comprehensive loss	(1,217)	(1,228)
Union Carbide Corporation's stockholder's equity	2,352	2,301
Total Liabilities and Equity	$5,556	$5,606
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar 31, 2016	Mar 31, 2015
Operating Activities
Net Income Attributable to Union Carbide Corporation	$240	$195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45	46
Provision for deferred income tax	28	2
Earnings of nonconsolidated affiliates in excess of dividends received	—	(1)
Pension contributions	(51)	(1)
Other, net	(1)	—
Changes in assets and liabilities:
Accounts and notes receivable	(13)	3
Related company receivables	57	267
Inventories	(32)	(58)
Accounts payable	(19)	7
Related company payables	(18)	(336)
Other assets and liabilities	17	112
Cash provided by operating activities	253	236
Investing Activities
Capital expenditures	(53)	(50)
Change in noncurrent receivable from related company	—	33
Proceeds from sales of investments	2	—
Cash used in investing activities	(51)	(17)
Financing Activities
Dividends paid to stockholder	(200)	(220)
Cash used in financing activities	(200)	(220)
Summary
Increase (decrease) in cash and cash equivalents	2	(1)
Cash and cash equivalents at beginning of year	23	23
Cash and cash equivalents at end of period	$25	$22
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2016	Mar 31, 2015
Common Stock
Balance at beginning of year and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of year and end of period	138	312
Retained Earnings
Balance at beginning of year	3,391	3,740
Net Income Attributable to Union Carbide Corporation	240	195
Dividends declared	(200)	(220)
Balance at end of period	3,431	3,715
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of year	(1,228)	(1,243)
Other comprehensive income	11	13
Balance at end of period	(1,217)	(1,230)
Union Carbide Corporation's Stockholder's Equity	$2,352	$2,797
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

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

In the first quarter of 2016, the Corporation early adopted Accounting Standards Update ("ASU") 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which requires that all deferred tax assets and liabilities be classified as noncurrent. The Corporation elected to apply the new guidance on a retrospective basis, and as a result, changes have been made to the presentation of deferred income tax assets in the consolidated balance sheets at December 31, 2015, with the reclassification of $64 million of current deferred income tax assets from "Other current assets" to "Deferred income tax assets - noncurrent."

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the first quarter of 2016, the Corporation early adopted ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods, and may be applied either prospectively or retrospectively. The change is reflected in "Other current assets" and "Deferred income

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

tax assets - noncurrent" in the consolidated balance sheets on a retrospective basis and did not have a material impact on the consolidated financial statements. See Note 1 for additional information.

Accounting Guidance Issued But Not Yet Adopted as of March 31, 2016
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Corporation is currently evaluating the impact of adopting this guidance.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Corporation is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases with lease terms of more than twelve months and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from current U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance issued in 2014. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, using a modified retrospective approach, and early adoption is permitted. The Corporation is currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU 2016-06, "Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments," which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment is required to assess the embedded call (put) options solely in accordance with a four-step decision sequence. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, and should be applied on a modified retrospective basis as of the beginning of the year for which the amendments are effective, and early adoption is permitted. The Corporation is currently evaluating the impact of adopting this guidance.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which is an amendment to the new revenue recognition standard on assessing whether an entity is a principal or an agent in a revenue transaction. This amendment addresses implementation issues that were discussed by the Revenue Recognition Transition Resource Group ("TRG") to clarify the principal versus agent assessment and lead to more consistent application. This new standard has the same effective date and transition requirements as ASU 2014-09. The Corporation is currently evaluating the impact of adopting this guidance.

In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which contains amendments to the new revenue recognition standard on identifying performance obligations and accounting for licenses of intellectual property, addressing issues raised by stakeholders and discussed by the TRG. The amendments related to identifying performance obligations clarify when a promised good or service is separately identifiable and allows entities to disregard items that are immaterial in the context of a contract. The licensing implementation amendments clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether revenue is recognized over time or at a point in time. This new standard has the same effective date and transition requirements as ASU 2014-09. The Corporation is currently evaluating the impact of adopting this guidance.

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

As a result of these actions, the Corporation recorded pretax restructuring charges of $18 million in the second quarter of 2015 consisting of costs associated with exit or disposal activities of $2 million, severance costs of $2 million and asset write-downs and write-offs of $14 million. In the fourth quarter of 2015, the Corporation recorded an additional charge of $1 million related to the separation of an additional 8 positions, primarily by March 31, 2017. At December 31, 2015, severance of $1 million had been paid, leaving a liability of $2 million for approximately 15 employees. In the first three months of 2016, severance of $1 million was paid leaving a liability of $1 million for approximately 9 employees at March 31, 2016.

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

NOTE 4 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Mar 31, 2016	Dec 31, 2015
Finished goods	$193	$191
Work in process	47	33
Raw materials	44	42
Supplies	88	86
Total FIFO inventories	$372	$352
Adjustment of inventories to a LIFO basis	$(37)	$(49)
Total inventories	$335	$303

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 5 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	At March 31, 2016			At December 31, 2015
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(33)	$—
Software	63	(42)	21	63	(41)	22
Total intangible assets	$96	$(75)	$21	$96	$(74)	$22

Total estimated amortization expense for 2016 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2016	$4
2017	$4
2018	$4
2019	$4
2020	$4
2021	$2

NOTE 6 - FINANCIAL INSTRUMENTS
Investments
The Corporation's investments in marketable securities include debt securities which are classified as available-for-sale. At March 31, 2016, the Corporation held $2 million in debt securities ($4 million at December 31, 2015), which had contractual maturities of less than 1 year. These securities are recorded at fair value, which approximates cost, and are included in “Other investments” in the consolidated balance sheets and classified as Level 2 measurements. There were $2 million in proceeds from sales of marketable securities for the three-month period ended March 31, 2016 (no proceeds for the three-month period ended March 31, 2015).

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
Long-Term Debt
The Corporation had long-term debt of $477 million in the consolidated balance sheets at March 31, 2016 ($477 million at December 31, 2015). At March 31, 2016, the fair value of this long-term debt was $616 million ($573 million at December 31, 2015) and is classified as a Level 2 measurement. Fair value is determined in a manner similar to the methods described above for investments.
For all other financial instruments, cost approximates fair value or fair value is not readily determinable.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At March 31, 2016, the Corporation had accrued obligations of $128 million for probable environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation’s results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2015, the Corporation had accrued obligations of $115 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites.

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

Based on a study completed in January 2003 by Analysis, Research & Planning Corporation (now known as Ankura Consulting Group, LLC ("Ankura") as a result of the March 2016 merger of Analysis, Research & Planning Corporation and Ankura), the Corporation increased its December 31, 2002 asbestos-related liability for pending and future claims for the 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. Since then, the Corporation has compared current asbestos claim and resolution activity to the results of the most recent Ankura study at each balance sheet date to determine whether the accrual continues to be appropriate. In addition, the Corporation has requested Ankura to review the Corporation’s historical asbestos claim and resolution activity each year since 2004 to determine the appropriateness of updating the most recent Ankura study.

In October 2015, the Corporation requested Ankura to review its historical asbestos claim and resolution activity and determine the appropriateness of updating its December 2014 study. In response to that request, Ankura reviewed and analyzed data through September 30, 2015. In December 2015, Ankura stated that an update of its study would not provide a more likely estimate of future events than the estimate reflected in the December 2014 study and, therefore, the estimate in that study remained applicable. Based on the Corporation's own review of the asbestos claim and resolution activity and Ankura's response, the Corporation determined that no change to the accrual was required. The Corporation's asbestos-related liability for pending and future claims was $437 million at December 31, 2015, and approximately 21 percent of the recorded liability related to pending claims and approximately 79 percent related to future claims.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Based on the Corporation’s review of 2016 activity, it was determined that no adjustment to the accrual was required at March 31, 2016. The Corporation’s asbestos-related liability for pending and future claims was $423 million at March 31, 2016. Approximately 22 percent of the recorded liability related to pending claims and approximately 78 percent related to future claims.

The Corporation has receivables for insurance recoveries related to its asbestos liability as well as receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. After a review of its insurance policies, with due consideration given to applicable deductibles, retentions and policy limits, and after taking into account the solvency and historical payment experience of various insurance carriers; existing insurance settlements; and the advice of outside counsel with respect to the applicable insurance coverage law relating to the terms and conditions of its insurance policies, the Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection. At March 31, 2016, the Corporation's receivable for insurance recoveries related to its asbestos liability and defense and resolution costs was $53 million ($61 million at December 31, 2015).

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $17 million for the first quarter of 2016 ($24 million in the first quarter of 2015), and reflected in “Cost of sales” in the consolidated statements of income.

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

Purchase Commitments
A summary of the Corporation's purchase commitments can be found in Note 13 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to purchase commitments since December 31, 2015.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 8 - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	Mar 31, 2016	Mar 31, 2015
Defined Benefit Pension Plans:
Service cost	$9	$11
Interest cost	33	41
Expected return on plan assets	(54)	(57)
Amortization of net loss	19	22
Net periodic benefit cost	$7	$17

Other Postretirement Benefits:
Interest cost	$2	$3
Amortization of net gain	(2)	(3)
Net periodic benefit cost	$—	$—

Effective January 1, 2016, the Corporation elected to adopt a spot rate approach to determine the discount rate utilized to measure the service cost and interest cost components of net periodic pension and other postretirement benefit costs. Under the spot rate approach, the Corporation calculated service costs and interest costs by applying individual spot rates from the Willis Towers Watson U.S. RATE:Link 60-90 corporate yield curve (based on 60th to 90th percentile high-quality corporate bond yields) to the separate expected cash flows components of service cost and interest cost. Prior to 2016, the service cost and interest cost components were determined based on the single discount rate used to measure the benefit obligation. The Corporation changed to the new method to provide a more precise measure of interest and service costs by improving the correlation between projected benefit cash flows and the discrete spot yield curves. The Corporation has accounted for this change as a change in accounting estimate and it has been applied prospectively starting in 2016. The adoption of the spot rate approach is expected to decrease the service cost and interest cost components of net periodic benefit cost by $37 million in 2016.

NOTE 9 - RELATED PARTY TRANSACTIONS
The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s intercompany pricing policies. After each quarter, the Corporation and Dow analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) - net” in the consolidated statements of income. Purchases from that Dow subsidiary were $285 million in the first quarter of 2016 ($515 million in the first quarter of 2015). The decrease in purchase costs in the first quarter of 2016 when compared with the same quarter last year is due to lower feedstock and energy costs.

The Corporation has a master services agreement with Dow whereby Dow provides services including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety and business management for UCC. Under the master services agreement with Dow, general administrative and overhead type services that Dow routinely allocates to various businesses are charged to UCC. The master services agreement cost allocation basis is headcount and includes a 10 percent service fee. This agreement resulted in expense of $7 million in the first quarter of 2016 ($7 million in the first quarter of 2015) for general administrative and overhead type services and the 10 percent service fee, included in “Sundry income (expense) - net” in the consolidated statements of income. The remaining activity-based costs were $16 million in the first quarter of 2016 ($14 million in the first quarter of 2015), and were included in “Cost of sales” in the consolidated statements of income.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At March 31, 2016, the Corporation had a note receivable of $1.4 billion ($1.3 billion at December 31, 2015) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2016. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At March 31, 2016, $940 million ($940 million at December 31, 2015) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

On a quarterly basis, the Corporation's Board of Directors reviews and approves a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. In the first quarter of 2016, the Corporation declared and paid a cash dividend of $200 million to Dow ($220 million declared and paid to Dow in the first quarter of 2015).

On October 5, 2015, (i) Dow completed the transfer of its U.S. Gulf Coast Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses into a new company ("Splitco"), (ii) participating Dow shareholders tendered, and Dow accepted, Dow shares for Splitco shares in a public exchange offer, and (iii) Splitco merged with a wholly owned subsidiary of Olin Corporation in a tax efficient Reverse Morris Trust transaction (collectively, the “Transaction”). As part of the Transaction, Dow established a separate legal entity structure to hold the relevant assets to be carved out from the existing Dow structure. To facilitate the Transaction, all entities in Europe and Asia Pacific were aligned under one single entity, with shares owned entirely by Dow. In order to align entity ownership under Dow, entities distributed their shares to Dow through either a series of dividends or share redemptions. As a result, in September 2015, UCC redeemed 462.7096 shares of common stock of Dow International Holdings Company (“DIHC”), a cost method investment, in exchange for stock in Blue Cube International Holdings, LLC (“BCIH”). Prior to the distribution, UCC had a 19.1 percent ownership interest in DIHC with the other 80.9 percent owned by Dow and its other wholly-owned subsidiaries. After the distribution, UCC’s investment in DIHC was reduced to 15 percent and resulted in a reduction in investments in related companies of $174 million. UCC then transferred and distributed to Dow all of its membership interest in BCIH in exchange for 64.58 shares of its common stock held by Dow. Dow will continue to own 100 percent of UCC. As part of the final settlement, an adjustment was made to the shares of UCC common stock that were exchanged by Dow, bringing the final number of UCC common stock exchanged with Dow to 64.49 shares. The impact of these transactions is reflected in “Investments in related companies” and “Additional paid-in capital” in the consolidated balance sheets.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides an analysis of the changes in accumulated other comprehensive loss for the three-month periods ended March 31, 2016 and 2015:

Accumulated Other Comprehensive Loss	Three Months Ended
In millions	Mar 31, 2016	Mar 31, 2015
Cumulative Translation Adjustments at beginning of year	$(61)	$(63)
Translation adjustments	—	1
Balance at end of period	$(61)	$(62)
Pension and Other Postretirement Benefit Plans at beginning of year	$(1,167)	$(1,180)
Adjustments to pension and other postretirement benefit plans (net of tax of $6, $7) (1) (2)	11	12
Balance at end of period	$(1,156)	$(1,168)
Total Accumulated Other Comprehensive Loss	$(1,217)	$(1,230)

(1)	Included in "Net periodic benefit cost." See Note 8 for additional information.

(2)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the three-month period ended March 31, 2016, the most recent period, compared with the three-month period ended March 31, 2015, the corresponding period in the preceding fiscal year.

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

RESULTS OF OPERATIONS
Total net sales were $1,212 million in the first quarter of 2016 compared with $1,546 million in the first quarter of 2015, a decrease of 22 percent. Net sales to related companies, principally to Dow, and based on market prices for the related products, were $1,186 million for the first quarter of 2016 compared with $1,523 million for the first quarter of 2015, a decrease of 22 percent.

Average selling prices for almost all products decreased in the first quarter of 2016 compared with the same quarter last year. Prices were down across all businesses, primarily driven by lower feedstock, energy and other raw material costs as well as competitive pricing pressures, with the largest declines in oxo alcohols, polyethylene, electrical and telecommunications and glycol ethers. Total sales volume was down slightly in the first quarter of 2016 compared with the first quarter of 2015. Sales volume increases in polyethylene, oxo alcohols and electrical and telecommunications were offset by lower demand for acrylic monomers, vinyl acetate monomers and ethylene oxide/ethylene glycol, the impact of planned maintenance turnarounds in the first quarter of 2016, and the shutdown of the water soluble polymers facility in Institute, West Virginia, in the fourth quarter of 2015.

Cost of sales decreased 32 percent from $1,227 million in the first quarter of 2015 to $833 million in the first quarter of 2016. Decreases were driven by lower feedstock, energy and other raw material costs and a reduction in planned maintenance turnaround spending when compared with the same period last year.

Research and development expenses were $4 million in the first quarter of 2016 compared with $5 million in the first quarter of 2015. Selling, general and administrative expenses were $2 million in the first quarter of 2016, flat when compared with the first quarter of 2015.

Equity in earnings of nonconsolidated affiliates was $2 million in the first quarter of 2016 compared with $1 million in the first quarter of 2015.

Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) - net for the first quarter of 2016 was net expense of $13 million compared with net expense of $14 million for the same quarter last year.

Interest income was $3 million in the first quarter of 2016 compared with $2 million in the first quarter of 2015. Interest expense and amortization of debt discount was $6 million in the first quarter of 2016 compared with $8 million in the first quarter of 2015, primarily driven by the increase in capital spending and higher capitalized interest.

The Corporation reported a tax provision of $119 million in the first quarter of 2016, which resulted in an effective tax rate of 33.1 percent. This compared with a tax provision of $98 million in the first quarter of 2015, which resulted in an effective tax rate of 33.4 percent. The effective tax rate fluctuates based on, among other factors, where income is earned, dividends received from investments in related companies and the level of income relative to tax credits available.

Union Carbide Corporation and Subsidiaries

The Corporation reported net income of $240 million in the first quarter of 2016 compared with $195 million in the first quarter of 2015. The impact of lower selling prices across all businesses was offset by the favorable impact of lower feedstock, energy and other raw material costs and decreased planned maintenance turnaround spending when compared with the same period last year.

Capital spending in the first quarter of 2016 was $53 million compared with $50 million in the first quarter of 2015, reflecting increased spending for U.S. Gulf Coast projects and site infrastructure projects.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 10-K”) describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The Corporation’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2015 10-K. Since December 31, 2015, there have been no material changes in the Corporation’s critical accounting policies.

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

	2016	2015
Claims unresolved at January 1	18,778	26,116
Claims filed	2,355	1,490
Claims settled, dismissed or otherwise resolved	(1,361)	(1,429)
Claims unresolved at March 31	19,772	26,177
Claimants with claims against both UCC and Amchem	(7,169)	(8,242)
Individual claimants at March 31	12,603	17,935

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

Union Carbide Corporation and Subsidiaries

For additional information see Asbestos-Related Matters in Note 7 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at March 31, 2016.

Dividends
On a quarterly basis, the Corporation's Board of Directors reviews and approves a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution.

In the first quarter of 2016, the Corporation declared and paid a cash dividend of $200 million to Dow. In the first quarter of 2015, the Corporation declared and paid a cash dividend of $220 million to Dow. On April 26, 2016, the UCC Board of Directors approved a dividend to Dow of $200 million, payable on June 24, 2016.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
No material developments in asbestos-related matters occurred during the first quarter of 2016. For a summary of the history and current status of asbestos-related matters, see Note 7 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters.

ITEM 1A.  RISK FACTORS
There were no material changes in the Corporation's risk factors in the first quarter of 2016.

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

Date: April 29, 2016
	By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Vice President and Controller
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

	By:	/s/ IGNACIO MOLINA
Ignacio Molina
Vice President, Treasurer and
Chief Financial Officer

Union Carbide Corporation and Subsidiaries Exhibit Index

EXHIBIT NO.	DESCRIPTION

23	Ankura Consulting Group, LLC's Consent.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.