Form 10-Q
period 2016-06-30
UNION CARBIDE CORP /NEW/
filed 2016-07-28
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2016

or

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
☐ Yes    ☑ No

At June 30, 2016, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2016

Union Carbide Corporation and Subsidiaries

Throughout this Quarterly Report on Form 10-Q, except as otherwise indicated by the context, the terms "Corporation" or "UCC" as used herein mean Union Carbide Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Management's Discussion and Analysis,” and “Risk Factors.” These forward-looking statements are generally identified by the words or phrases “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “may,” “opportunity,” “outlook,” “plan,” “project,” “should,” “strategy,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (see Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015). Union Carbide Corporation undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Net trade sales	$24	$20	$50	$43
Net sales to related companies	1,237	1,501	2,423	3,024
Total Net Sales	1,261	1,521	2,473	3,067
Cost of sales	936	1,277	1,769	2,504
Research and development expenses	5	5	9	10
Selling, general and administrative expenses	2	2	4	4
Restructuring charges	2	18	2	18
Equity in earnings of nonconsolidated affiliates	1	1	3	2
Sundry income (expense) - net	37	3	24	(11)
Interest income	3	1	6	3
Interest expense and amortization of debt discount	5	6	11	14
Income Before Income Taxes	352	218	711	511
Provision for income taxes	179	73	298	171
Net Income Attributable to Union Carbide Corporation	$173	$145	$413	$340

Depreciation	$41	$39	$81	$78
Capital Expenditures	$65	$64	$118	$114
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Net Income Attributable to Union Carbide Corporation	$173	$145	$413	$340
Other Comprehensive Income, Net of Tax
Translation adjustments	—	(1)	—	—
Adjustments to pension and other postretirement benefit plans	10	12	21	24
Total other comprehensive income	10	11	21	24
Comprehensive Income Attributable to Union Carbide Corporation	$183	$156	$434	$364
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions (Unaudited)	Jun 30, 2016	Dec 31, 2015
Assets
Current Assets
Cash and cash equivalents	$23	$23
Accounts receivable:
Trade (net of allowance for doubtful receivables 2016: $-; 2015: $-)	16	13
Related companies	970	1,090
Other	26	36
Income taxes receivable	30	32
Notes receivable from related companies	1,368	1,296
Inventories	324	303
Other current assets	32	39
Total current assets	2,789	2,832
Investments
Investments in related companies	639	639
Investments in nonconsolidated affiliate	15	13
Other investments	29	33
Noncurrent receivables	44	44
Noncurrent receivables from related companies	64	62
Total investments	791	791
Property
Property	7,112	7,036
Less accumulated depreciation	5,777	5,735
Net property	1,335	1,301
Other Assets
Intangible assets (net of accumulated amortization 2016: $76; 2015: $74)	23	22
Deferred income tax assets	885	577
Asbestos-related insurance receivables - noncurrent	39	51
Deferred charges and other assets	34	32
Total other assets	981	682
Total Assets	$5,896	$5,606
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$28	$25
Long-term debt due within one year	1	1
Accounts payable:
Trade	218	220
Related companies	514	476
Other	10	18
Income taxes payable	51	92
Asbestos-related liabilities - current	69	65
Accrued and other current liabilities	164	177
Total current liabilities	1,055	1,074
Long-Term Debt	476	476
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	992	1,076
Asbestos-related liabilities - noncurrent	357	387
Other noncurrent obligations	680	292
Total other noncurrent liabilities	2,029	1,755
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	138	138
Retained earnings	3,405	3,391
Accumulated other comprehensive loss	(1,207)	(1,228)
Union Carbide Corporation's stockholder's equity	2,336	2,301
Total Liabilities and Equity	$5,896	$5,606
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	Jun 30, 2016	Jun 30, 2015
Operating Activities
Net Income Attributable to Union Carbide Corporation	$413	$340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92	92
Provision (credit) for deferred income tax	(319)	15
Earnings of nonconsolidated affiliates in excess of dividends received	(1)	—
Net (gain) loss on sales of property	(50)	3
Net gain on ownership transfer of property	—	(23)
Restructuring charges	2	18
Pension contributions	(51)	(1)
Other, net	(1)	1
Changes in assets and liabilities:
Accounts and notes receivable	2	14
Related company receivables	48	112
Inventories	(21)	1
Accounts payable	(8)	30
Related company payables	42	(220)
Other assets and liabilities	313	(83)
Cash provided by operating activities	461	299
Investing Activities
Capital expenditures	(118)	(114)
Change in noncurrent receivable from related company	(2)	33
Proceeds from sales of property	57	—
Post-closing payments on sale of property	—	(1)
Cash acquired in ownership transfer of property	—	5
Proceeds from sales of investments	3	—
Cash used in investing activities	(60)	(77)
Financing Activities
Proceeds from notes payable	—	1
Dividends paid to stockholder	(400)	(220)
Payments on long-term debt	(1)	(1)
Cash used in financing activities	(401)	(220)
Summary
Increase in cash and cash equivalents	—	2
Cash and cash equivalents at beginning of year	23	23
Cash and cash equivalents at end of period	$23	$25
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Six Months Ended
In millions (Unaudited)	Jun 30, 2016	Jun 30, 2015
Common Stock
Balance at beginning of year and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of year and end of period	138	312
Retained Earnings
Balance at beginning of year	3,391	3,740
Net Income Attributable to Union Carbide Corporation	413	340
Dividends declared	(400)	(220)
Other	1	14
Balance at end of period	3,405	3,874
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of year	(1,228)	(1,243)
Other comprehensive income	21	24
Balance at end of period	(1,207)	(1,219)
Union Carbide Corporation's Stockholder's Equity	$2,336	$2,967
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

In the first quarter of 2016, the Corporation early adopted Accounting Standards Update ("ASU") 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which requires that all deferred tax assets and liabilities be classified as noncurrent. The Corporation elected to apply the new guidance on a retrospective basis, and as a result, changes have been made to the presentation of deferred income tax assets in the consolidated balance sheets at December 31, 2015, with the reclassification of $64 million of current deferred income tax assets from "Other current assets" to "Deferred income tax assets."

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the first quarter of 2016, the Corporation early adopted ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and may be applied either prospectively or retrospectively. The change is reflected in "Other current assets" and "Deferred income tax assets" in the consolidated balance sheets on a retrospective basis and did not have a material impact on the consolidated financial statements. See Note 1 for additional information.

Accounting Guidance Issued But Not Yet Adopted as of June 30, 2016
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Corporation is currently evaluating the impact of adopting this guidance.

In May 2014, the FASB and International Accounting Standards Board formed The Joint Transition Resource Group for Revenue Recognition ("TRG"), consisting of financial statement preparers, auditors and users, to seek feedback on potential issues related to the implementation of the new revenue standard. As a result of feedback from the TRG, the FASB has issued additional guidance to provide clarification, implementation guidance and practical expedients to address some of the challenges of implementation. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which is an amendment on assessing whether an entity is a principal or an agent in a revenue transaction. This amendment addresses issues to clarify the principal versus agent assessment and lead to more consistent application. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which contains amendments to the new revenue recognition standard on identifying performance obligations and accounting for licenses of intellectual property. The amendments related to identifying performance obligations clarify when a promised good or service is separately identifiable and allows entities to disregard items that are immaterial in the context of a contract. The licensing implementation amendments clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether revenue is recognized over time or at a point in time. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," which provides clarity and implementation guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The new standards have the same effective date and transition requirements as ASU 2014-09. The Corporation is currently evaluating the impact of adopting this guidance.

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

NOTE 3 - RESTRUCTURING
2016 Restructuring
On June 27, 2016, the Corporation approved actions to further improve cost effectiveness with additional workforce reductions. As a result of these actions, the Corporation recorded a pretax restructuring charge in the second quarter of 2016 consisting of severance charges of $1 million for the separation of approximately 5 positions. The impact of these charges is shown as "Restructuring charges" in the consolidated statements of income. The employee separations are expected to be completed during the next two years.

2015 Restructuring
On April 29, 2015, the Corporation approved actions to improve the cost effectiveness of the Corporation's global operations and further streamline the organization. These actions affected approximately 16 positions and resulted in the shutdown of a manufacturing facility that produces water soluble polymers in Institute, West Virginia, in the fourth quarter of 2015.

As a result of these actions, the Corporation recorded pretax restructuring charges of $18 million in the second quarter of 2015 consisting of costs associated with exit or disposal activities of $2 million, severance costs of $2 million and asset write-downs and write-offs of $14 million. In the fourth quarter of 2015, the Corporation recorded an additional charge of $1 million related to the separation of an additional 8 positions. At December 31, 2015, severance of $1 million had been paid, leaving a liability of $2 million for approximately 15 employees.

During the second quarter of 2016, the Corporation recorded an unfavorable adjustment to the 2015 restructuring charge related to additional accruals for exit and disposal activities of $1 million, included in "Restructuring charges" in the consolidated statements of income. In the first six months of 2016, severance of $2 million was paid, substantially completing the 2015 restructuring activities, with remaining liabilities related to severance and contract cancellation fees to be settled over time.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 4 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Jun 30, 2016	Dec 31, 2015
Finished goods	$202	$191
Work in process	45	33
Raw materials	47	42
Supplies	91	86
Total FIFO inventories	$385	$352
Adjustment of inventories to a LIFO basis	$(61)	$(49)
Total inventories	$324	$303

NOTE 5 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	At June 30, 2016			At December 31, 2015
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(33)	$—
Software	66	(43)	23	63	(41)	22
Total intangible assets	$99	$(76)	$23	$96	$(74)	$22

Total estimated amortization expense for 2016 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2016	$4
2017	$4
2018	$5
2019	$4
2020	$4
2021	$2

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 6 - FINANCIAL INSTRUMENTS
Investments
The Corporation's investments in marketable securities include debt securities which are classified as available-for-sale. At June 30, 2016, the Corporation held $2 million in debt securities ($4 million at December 31, 2015), which had contractual maturities of less than 1 year. These securities are recorded at fair value, which approximates cost, and are included in “Other investments” in the consolidated balance sheets and classified as Level 2 measurements. There were $2 million in proceeds from the maturity of marketable securities and $1 million in proceeds from the sale of other investments for the six-month period ended June 30, 2016 (no proceeds for the six-month period ended June 30, 2015).

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
Long-Term Debt
The Corporation had long-term debt of $477 million in the consolidated balance sheets at June 30, 2016 ($477 million at December 31, 2015). At June 30, 2016, the fair value of this long-term debt was $589 million ($573 million at December 31, 2015) and is classified as a Level 2 measurement. Fair value is determined in a manner similar to the methods described above for investments.
For all other financial instruments, cost approximates fair value or fair value is not readily determinable.

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At June 30, 2016, the Corporation had accrued obligations of $111 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately three times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2015, the Corporation had accrued obligations of $115 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

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

Based on the Corporation’s review of 2016 activity, it was determined that no adjustment to the accrual was required at June 30, 2016. The Corporation’s asbestos-related liability for pending and future claims was $407 million at June 30, 2016. Approximately 22 percent of the recorded liability related to pending claims and approximately 78 percent related to future claims.

The Corporation has receivables for insurance recoveries related to its asbestos liability as well as receivables for defense and resolution costs submitted to insurance carriers that have settlement agreements in place regarding their asbestos-related insurance coverage. The Corporation continues to believe that its recorded receivable for insurance recoveries from all insurance carriers is probable of collection. At June 30, 2016, the Corporation's receivable for insurance recoveries related to its asbestos liability and defense and resolution costs was $44 million ($61 million at December 31, 2015).

The Corporation expenses defense costs as incurred. The pretax impact for defense and resolution costs, net of insurance, was $18 million for the second quarter of 2016 ($21 million in the second quarter of 2015) and $35 million in the first six months of 2016 ($45 million in the first six months of 2015), and reflected in “Cost of sales” in the consolidated statements of income.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

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

NOTE 8 - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Defined Benefit Pension Plans:
Service cost	$9	$11	$18	$22
Interest cost	33	41	66	82
Expected return on plan assets	(54)	(57)	(108)	(114)
Amortization of net loss	19	22	38	44
Net periodic benefit cost	$7	$17	$14	$34

Other Postretirement Benefits:
Interest cost	$2	$3	$4	$6
Amortization of net gain	(1)	(3)	(3)	(6)
Net periodic benefit cost	$1	$—	$1	$—

NOTE 9 - RELATED PARTY TRANSACTIONS
The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s intercompany pricing policies. After each quarter, the Corporation and Dow analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in “Sundry income (expense) - net” in the consolidated statements of income. Purchases from that Dow subsidiary were $347 million in the second quarter of 2016 ($478 million in the second quarter of 2015) and $632 million during the first six months of 2016 ($993 million during the first six months of 2015). The decrease in purchase costs in the first half of 2016 when compared with the same period last year is due to lower feedstock and energy costs.

The Corporation has a master services agreement with Dow whereby Dow provides services including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety and business management for UCC. Under the master services agreement with Dow, general administrative and overhead type services that Dow routinely allocates to various businesses are charged to UCC. The master services agreement cost allocation basis is headcount and includes a 10 percent service fee. This agreement resulted in expense of $7 million in the second quarter of 2016 ($8 million in the second quarter of 2015) and $14 million for the first six months of 2016 ($15 million for the first six months of 2015) for general administrative and overhead type services and the 10 percent service fee, included in “Sundry income (expense) - net” in the consolidated statements of income. The remaining activity-based costs were $18 million in the second quarter of 2016 ($19 million in the second quarter of 2015) and $34 million in the first six months of 2016 ($33 million in the first six months of 2015), and were included in “Cost of sales” in the consolidated statements of income.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At June 30, 2016, the Corporation had a note receivable of $1.4 billion ($1.3 billion at December 31, 2015) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2016. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At June 30, 2016, $947 million ($940 million at December 31, 2015) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

On a quarterly basis, the Corporation's Board of Directors reviews and approves a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. In the second quarter of 2016, the Corporation declared and paid a cash dividend of $200 million to Dow; dividends to Dow totaled $400 million in the first six months of 2016. In the second quarter of 2015, the Corporation did not pay a cash dividend to Dow; dividends to Dow totaled $220 million for the first six months of 2015.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 10 - INCOME TAXES
During the second quarter of 2016, an adjustment was made to a reserve for a tax matter regarding a historical change in the legal ownership structure of a former nonconsolidated affiliate. The adjustment arose due to recent proceedings and the Corporation’s ongoing assessment of the unrecognized tax benefits. The adjustment impacted multiple jurisdictions and resulted in an increase of $396 million to “Other noncurrent obligations” and an increase of $339 million to “Deferred income tax assets” in the consolidated balance sheets, resulting in an unfavorable impact of $57 million to “Provision for income taxes” in the consolidated statements of income.

The following table provides a reconciliation of the Corporation's unrecognized tax benefits for the periods ended June 30, 2016 and December 31, 2015:

Total Gross Unrecognized Tax Benefits In millions	Jun 30, 2016	Dec 31, 2015
Balance at January 1	$68	$1
Increases related to positions taken on items from prior years	300	67
Balance at end of period	$368	$68

At June 30, 2016, the total amount of unrecognized tax benefits which would impact the effective tax rate if recognized is $1 million ($1 million at December 31, 2015). The increase in unrecognized tax benefits relates to litigation in a foreign jurisdiction that, if paid, is creditable in the United States.

Interest and penalties associated with uncertain tax positions are recognized as components of “Provision for income taxes,” in the consolidated statements of income and totaled a charge of $90 million for the three months ended June 30, 2016 (insignificant for the three months ended June 30, 2015). During the six months ended June 30, 2016, the Corporation recognized a charge of $82 million for interest and penalties (insignificant for the six months ended June 30, 2015). The Corporation’s accrual for interest and penalties associated with uncertain tax positions was $121 million at June 30, 2016 and $38 million at December 31, 2015.

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides an analysis of the changes in accumulated other comprehensive loss for the six-month periods ended June 30, 2016 and 2015:

Accumulated Other Comprehensive Loss	Six Months Ended
In millions	Jun 30, 2016	Jun 30, 2015
Cumulative Translation Adjustments at beginning of year and end of period	$(61)	$(63)
Pension and Other Postretirement Benefit Plans at beginning of year	(1,167)	(1,180)
Adjustments to pension and other postretirement benefit plans (net of tax of $14, $14) (1) (2)	21	24
Balance at end of period	$(1,146)	$(1,156)
Total Accumulated Other Comprehensive Loss	$(1,207)	$(1,219)

(1)	Included in "Net periodic benefit cost." See Note 8 for additional information.

(2)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 12 - PLANNED MERGER WITH DUPONT
On December 11, 2015, Dow and E. I. du Pont de Nemours and Company ("DuPont") entered into an Agreement and Plan of Merger ("Merger Agreement") to effect an all-stock, merger of equals strategic combination resulting in a newly formed corporation named DowDuPont Inc. ("DowDuPont"). Pursuant to the terms of the Merger Agreement, Dow and DuPont will each merge with wholly owned subsidiaries of DowDuPont (the "Mergers") and, as a result of the Mergers, will become subsidiaries of DowDuPont. Following the consummation of the Mergers, Dow and DuPont intend to pursue, subject to the receipt of regulatory approvals and approval by the board of directors of DowDuPont, the separation of the combined company’s agriculture business, specialty products business and material science business through one or more tax-efficient transactions.
On June 9, 2016, DowDuPont's registration statement filed with the U.S. Securities and Exchange Commission on Form S-4 (File No. 333-209869), as amended, was declared effective. The registration statement was filed in connection with the proposed Mergers and includes a joint proxy statement of Dow and DuPont and a prospectus of DowDuPont. The companies also scheduled special meetings of their respective stockholders to seek adoption of the Merger Agreement and approval of related matters from such stockholders. Each company's common stockholders of record as of the close of business on June 2, 2016, were entitled to vote at the respective meeting. Dow's special meeting of stockholders was held on July 20, 2016, which resulted in a vote for adoption of the Merger Agreement and approval of related matters. The Company expects the transaction to close in the second half of 2016, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals.

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pursuant to General Instruction H of Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management's narrative analysis of the results of operations for the six-month period ended June 30, 2016, the most recent period, compared with the six-month period ended June 30, 2015, the corresponding period in the preceding fiscal year.

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

RESULTS OF OPERATIONS
Net Sales
Total net sales were $1,261 million in the second quarter of 2016 compared with $1,521 million in the second quarter of 2015, a decrease of 17 percent. Total net sales were $2,473 million for the first six months of 2016 compared with $3,067 million for the first six months of 2015, a decrease of 19 percent. Net sales to related companies, principally to Dow, and based on market prices for the related products, were $1,237 million for the second quarter of 2016 compared with $1,501 million for the second quarter of 2015, a decrease of 18 percent. Net sales to related companies were $2,423 million for the first six months of 2016 compared with $3,024 million for the first six months of 2015, a decrease of 20 percent.

Average selling prices for almost all products were down in the second quarter of 2016 compared with the same quarter last year. Price declines were primarily driven by lower feedstock, energy and other raw material costs as well as competitive pricing pressures, with the largest declines in oxo alcohols, polyethylene, glycol ethers, ethylene glycol and ethanolamines. Total sales volume was down slightly in the second quarter of 2016 compared with the second quarter of 2015. Sales volume increases in electrical and telecommunications, ethylene, ethanolamines and ethylene glycol were more than offset by lower volumes due to planned maintenance turnarounds in the second quarter of 2016 as well as the impact of the shutdown of the water soluble polymers facility in Institute, West Virginia, in the fourth quarter of 2015.

For the first six months of 2016, average selling prices for most products decreased compared with the first six months of 2015, driven by lower feedstock, energy and other raw material costs. Sales volume for the first six months of 2016 declined slightly compared with the first six months of 2015. Sales volume increases in electrical and telecommunications, oxo alcohols and ethylene were more than offset by declines in acrylic monomers, water soluble polymers, and vinyl acetate monomers.

Cost of Sales
Cost of sales decreased 27 percent from $1,277 million in the second quarter of 2015 to $936 million in the second quarter of 2016. Cost of sales decreased 29 percent from $2,504 million in the first six months of 2015 to $1,769 million in the first six months of 2016. Decreases for the three- and six-month periods ended June 30, 2016, were driven by lower feedstock, energy and other raw material costs and a reduction in planned maintenance turnaround spending when compared with the same periods last year.

Research and Development, Selling, General and Administrative Expenses
Research and development expenses were $5 million in the second quarter of 2016, flat when compared with the second quarter of 2015. For the first six months of 2016, research and development expenses were $9 million compared with $10 million in the first six months of 2015. Selling, general and administrative expenses were $2 million in the second quarter of 2016 and $4 million for the first six months of 2016, flat when compared with the same periods of 2015.

Restructuring Charges
In the second quarter of 2016, the Corporation recorded pretax restructuring charges of $2 million consisting of severance charges of $1 million and an unfavorable adjustment of $1 million for additional accruals for exit and disposal activities related to the previous year's restructuring plan. In the second quarter of 2015, the Corporation recorded pretax restructuring charges of $18 million consisting of costs associated with exit or disposal activities of $2 million, severance costs of $2 million and asset

Union Carbide Corporation and Subsidiaries

write-downs and write-offs of $14 million. The impact of these charges is shown as "Restructuring charges" in the consolidated statements of income. See Note 3 to the Consolidated Financial Statements for additional information.

Equity in Earnings of Nonconsolidated Affiliates
Equity in earnings of nonconsolidated affiliates was $1 million in the second quarter of 2016 and 2015. Equity in earnings of nonconsolidated affiliates was $3 million in the first six months of 2016 compared with $2 million in the first six months of 2015.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) - net for the second quarter of 2016 was net income of $37 million compared with net income of $3 million for the same quarter last year. For the first six months of 2016, sundry income (expense) - net was net income of $24 million compared with net expense of $11 million for the first six months of 2015. The increase in sundry income in the second quarter of 2016 and the first six months of 2016 was primarily related to a pretax gain on the sale of land at the Corporation's Texas City, Texas, site in the second quarter of 2016.

Texas City Land Sale
On June 27, 2016, UCC signed agreements for the sale of excess land at the Texas City, Texas, manufacturing site. In the second quarter of 2016, UCC recorded a pretax gain of $46 million on the sale of one parcel of land, which is included in "Sundry income (expense) - net" in the consolidated statements of income. In addition, a down payment of $8 million was received for the sale of a second parcel of land, which is expected to be sold before the end of the second quarter of 2017. The $8 million is recorded in "Accrued and other current liabilities" in the consolidated balance sheets.

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

Interest Income and Expense
Interest income was $3 million in the second quarter of 2016 ($6 million for the first six months of 2016) compared with $1 million in the second quarter of 2015 ($3 million for the first six months of 2015). Interest expense and amortization of debt discount was $5 million in the second quarter of 2016 ($11 million for the first six months of 2016) compared with $6 million in the second quarter of 2015 ($14 million for the first six months of 2015).

Provision for Income Taxes
The Corporation reported a tax provision of $179 million in the second quarter of 2016, which resulted in an effective tax rate of 50.9 percent. This compared with a tax provision of $73 million in the second quarter of 2015, which resulted in an effective tax rate of 33.5 percent. For the first six months of 2016, the Corporation reported a tax provision of $298 million, which resulted in an effective tax rate of 41.9 percent. This compared with a tax provision of $171 million for the first six months of 2015, which resulted in an effective tax rate of 33.5 percent. The effective tax rate fluctuates based on, among other factors, where income is earned, dividends received from investments in related companies and the level of income relative to tax credits available. In the second quarter of 2016, the Corporation adjusted an uncertain tax position reserve for a tax matter regarding the historical change in the legal ownership structure of a former nonconsolidated affiliate, resulting in a charge to the tax provision of $57 million. See Note 10 to the Consolidated Financial Statements for additional information.

Net Income Attributable to UCC
The Corporation reported net income of $173 million in the second quarter of 2016 compared with $145 million in the second quarter of 2015. Net income for the first six months of 2016 was $413 million compared with $340 million for the first six months of 2015. When compared with the same periods last year, the favorable impact of lower feedstock, energy and other raw material costs, decreased planned maintenance turnaround spending and the pretax gain on the sale of land more than offset the impact of lower selling prices across all businesses and the adjustment for an uncertain tax position in the second quarter of 2016.

Union Carbide Corporation and Subsidiaries

Capital Expenditures
Capital spending in the second quarter of 2016 was $65 million ($118 million in the first six months of 2016) compared with $64 million in the second quarter of 2015 ($114 million for the first six months of 2015), reflecting continued spending for U.S. Gulf Coast projects and site infrastructure projects.

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

	2016	2015
Claims unresolved at January 1	18,778	26,116
Claims filed	4,220	3,510
Claims settled, dismissed or otherwise resolved	(3,926)	(4,286)
Claims unresolved at June 30	19,072	25,340
Claimants with claims against both UCC and Amchem	(6,947)	(8,246)
Individual claimants at June 30	12,125	17,094

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

For additional information see Asbestos-Related Matters in Note 7 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

Union Carbide Corporation and Subsidiaries

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at June 30, 2016.

Dividends
On a quarterly basis, the Corporation's Board of Directors reviews and approves a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution.

In the second quarter of 2016, the Corporation declared and paid a cash dividend of $200 million to Dow; dividends to Dow totaled $400 million for the first six months of 2016. In the second quarter of 2015, the Corporation did not declare and pay a cash dividend to Dow; dividends to Dow totaled $220 million for the first six months of 2015. On July 26, 2016, the UCC Board of Directors approved a dividend to Dow of $55 million, payable on September 30, 2016.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
No material developments in asbestos-related matters occurred during the second quarter of 2016. For a summary of the history and current status of asbestos-related matters, see Note 7 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters.

ITEM 1A.  RISK FACTORS
There were no material changes in the Corporation's risk factors in the second quarter of 2016.

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

UNION CARBIDE CORPORATION
Registrant

Date: July 28, 2016
	By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Controller and Vice President
of Controllers and Tax
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