Form 10-Q
period 2017-03-31
UNION CARBIDE CORP /NEW/
filed 2017-04-27
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2017

or

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
                                                                                                                                                                                                     ☑ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☑	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☑ No

At March 31, 2017, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2017

Union Carbide Corporation and Subsidiaries

Throughout this Quarterly Report on Form 10-Q, except as otherwise indicated by the context, the terms "Corporation" or "UCC" as used herein mean Union Carbide Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: "Management's Discussion and Analysis" and "Risk Factors." These forward-looking statements are generally identified by the words or phrases "anticipate," "believe," "estimate," "expect," "future," "intend," "may," "opportunity," "outlook," "plan," "project," "should," "strategy," "will," "would," "will be," "will continue," "will likely result" and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Risk Factors" (see Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016). Union Carbide Corporation undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2017	Mar 31, 2016
Net trade sales	$57	$26
Net sales to related companies	1,266	1,186
Total Net Sales	1,323	1,212
Cost of sales	1,041	833
Research and development expenses	2	4
Selling, general and administrative expenses	2	2
Equity in earnings of nonconsolidated affiliate	—	2
Sundry income (expense) - net	(12)	(13)
Interest income	4	3
Interest expense and amortization of debt discount	7	6
Income Before Income Taxes	263	359
Provision for income taxes	90	119
Net Income Attributable to Union Carbide Corporation	$173	$240

Depreciation	$45	$40
Capital Expenditures	$50	$53
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2017	Mar 31, 2016
Net Income Attributable to Union Carbide Corporation	$173	$240
Other Comprehensive Income, Net of Tax
Cumulative translation adjustments	1	—
Pension and other postretirement benefit plan adjustments	12	11
Total other comprehensive income	13	11
Comprehensive Income Attributable to Union Carbide Corporation	$186	$251
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2017	Dec 31, 2016
Assets
Current Assets
Cash and cash equivalents	$15	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2017: $-; 2016: $-)	45	15
Related companies	946	843
Other	51	36
Income taxes receivable	258	275
Notes receivable from related companies	1,162	1,411
Inventories	306	307
Other current assets	29	39
Total current assets	2,812	2,937
Investments
Investments in related companies	639	639
Investment in nonconsolidated affiliate	15	14
Other investments	27	30
Noncurrent receivables	52	52
Noncurrent receivables from related companies	56	57
Total investments	789	792
Property
Property	7,195	7,144
Less accumulated depreciation	5,795	5,750
Net property	1,400	1,394
Other Assets
Intangible assets (net of accumulated amortization 2017: $79; 2016: $78)	26	25
Deferred income tax assets	849	928
Deferred charges and other assets	44	70
Total other assets	919	1,023
Total Assets	$5,920	$6,146
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$28	$25
Long-term debt due within one year	1	1
Accounts payable:
Trade	251	249
Related companies	501	521
Other	11	7
Income taxes payable	21	23
Asbestos-related liabilities - current	123	126
Accrued and other current liabilities	162	181
Total current liabilities	1,098	1,133
Long-Term Debt	475	475
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	993	1,170
Asbestos-related liabilities - noncurrent	1,337	1,364
Other noncurrent obligations	202	206
Total other noncurrent liabilities	2,532	2,740
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	138	138
Retained earnings	2,984	2,980
Accumulated other comprehensive loss	(1,307)	(1,320)
Union Carbide Corporation's stockholder's equity	1,815	1,798
Total Liabilities and Equity	$5,920	$6,146
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar 31, 2017	Mar 31, 2016
Operating Activities
Net Income Attributable to Union Carbide Corporation	$173	$240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50	45
Provision for deferred income tax	72	28
Pension contributions	(161)	(51)
Other, net	—	(1)
Changes in assets and liabilities:
Accounts and notes receivable	(21)	(13)
Related company receivables	146	57
Inventories	1	(32)
Accounts payable	7	(19)
Related company payables	(17)	(18)
Asbestos-related payments	(30)	(14)
Other assets and liabilities	(1)	31
Cash provided by operating activities	219	253
Investing Activities
Capital expenditures	(50)	(53)
Change in noncurrent receivable from related company	1	—
Proceeds from sales of investments	3	2
Cash used in investing activities	(46)	(51)
Financing Activities
Dividends paid to stockholder	(169)	(200)
Cash used in financing activities	(169)	(200)
Summary
Increase in cash and cash equivalents	4	2
Cash and cash equivalents at beginning of year	11	23
Cash and cash equivalents at end of period	$15	$25
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2017	Mar 31, 2016
Common Stock
Balance at beginning of year and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of year and end of period	138	138
Retained Earnings
Balance at beginning of year	2,980	3,391
Net Income Attributable to Union Carbide Corporation	173	240
Dividends declared	(169)	(200)
Balance at end of period	2,984	3,431
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of year	(1,320)	(1,228)
Other comprehensive income	13	11
Balance at end of period	(1,307)	(1,217)
Union Carbide Corporation's Stockholder's Equity	$1,815	$2,352
See Notes to the Consolidated Financial Statements.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS
The unaudited interim consolidated financial statements of Union Carbide Corporation and its subsidiaries (the "Corporation" or "UCC") were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented.

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

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

In the first quarter of 2017, the Corporation made a change to the consolidated statements of cash flows to include a new line under "Operating Activities" entitled "Asbestos-related payments." The new line captures cash payments made for asbestos-related claim and resolution activity as well as asbestos-related defense and processing costs (effective as of the fourth quarter of 2016 as a result of an accounting policy change). Prior periods have been updated to conform with the current year presentation.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Yet Adopted as of March 31, 2017
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09.

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

The Corporation has a team in place to analyze the impact of ASU 2014-09 and the related ASU's across all revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The Corporation is currently completing contract evaluations and validating the results of applying the new revenue guidance. The Corporation has also started drafting its accounting policies and evaluating the new disclosure requirements and expects to complete its evaluation of the impact of the accounting and disclosure requirements on its business processes, controls and systems by the end of the second quarter of 2017. Full implementation will be completed by the end of 2017. Based on analysis completed to date, the Corporation expects the potential impact on the recognition of revenue for product sales and licensing arrangements to remain substantially unchanged. The Corporation expects to adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

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

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption. Early adoption is permitted in the first interim period of an annual reporting period for which financial statements have not been issued. The Corporation is currently evaluating the impact of adopting this guidance.

In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets," which clarifies the scope of guidance on nonfinancial asset derecognition in Accounting Standards Codification 610-20 and the accounting for partial sales of nonfinancial assets. The new guidance also conforms the derecognition guidance for nonfinancial assets with the model in the new revenue standard (ASU 2014-09). The new standard is effective for annual reporting periods, and interim periods within those fiscal years, beginning after December 15, 2017, and an entity is required to apply the amendments at the same time that it applies the amendments in ASU 2014-09. The Corporation is currently evaluating the impact of adopting this guidance.

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which amends the requirements related to the income statement presentation of the components of net periodic benefit cost for employer sponsored defined benefit pension and other postretirement benefit plans. Under the new guidance, an entity must disaggregate and present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period, and only the service cost component will be eligible for capitalization. Other components of net periodic benefit cost will be presented separately from the line item(s) that includes the service cost. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted at the beginning of an annual period in which the financial statements have not been issued. Entities must use a retrospective transition method to adopt the requirement for separate presentation of the income statement service cost and other components, and a prospective transition method to adopt the requirement to limit the capitalization of benefit cost to the service component. The Corporation is currently evaluating the impact of adopting this guidance.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 3 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Mar 31, 2017	Dec 31, 2016
Finished goods	$193	$186
Work in process	44	38
Raw materials	51	50
Supplies	90	87
Total FIFO inventories	$378	$361
Adjustment of inventories to a LIFO basis	(72)	(54)
Total inventories	$306	$307

NOTE 4 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	At March 31, 2017			At December 31, 2016
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(33)	$—
Software	72	(46)	26	70	(45)	25
Total intangible assets	$105	$(79)	$26	$103	$(78)	$25

Total estimated amortization expense for 2017 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2017	$4
2018	$6
2019	$6
2020	$5
2021	$3
2022	$2

NOTE 5 - FINANCIAL INSTRUMENTS
Investments
The Corporation's investments in marketable securities are classified as available-for-sale. Proceeds from sales of available-for-sale securities were $2 million for the three-month period ended March 31, 2017 ($2 million for the three-month period ended March 31, 2016).

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments
	At March 31, 2017				At December 31, 2016
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$9	$—	$—	$9	$7	$—	$—	$7
Debt securities (1)	$—	$—	$—	$—	$2	$—	$—	$2
Long-term debt including debt due within one year	$(476)	$4	$(78)	$(550)	$(476)	$—	$(95)	$(571)

(1)	Marketable securities are included in "Other investments" in the consolidated balance sheets.

For all other financial instruments, cost approximates fair value.

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At March 31, 2017, the Corporation had accrued obligations of $143 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2016, the Corporation had accrued obligations of $145 million for probable environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites.

Litigation
The Corporation is involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters, including, but not limited to: product liability; trade regulation; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts; taxes; and commercial disputes.

Asbestos-Related Matters
A description of asbestos-related matters can be found in Note 13 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Estimating the Asbestos-Related Liability
Since 2003, the Corporation has engaged Ankura Consulting Group, LLC ("Ankura"), a third party actuarial specialist, to review the Corporation's historical asbestos-related claim and resolution activity in order to assist UCC management in estimating the Corporation's asbestos-related liability. Each year, Ankura has reviewed the claim and resolution activity to determine the appropriateness of updating the most recent Ankura study. Historically, every other year beginning in October, Ankura has completed a full review and formal update to the most recent Ankura study.

Based on the December 2016 Ankura study and the Corporation's own review of the data, and taking into account the change in accounting policy that occurred in the fourth quarter of 2016, the Corporation's total asbestos-related liability through the terminal year of 2049, including asbestos-related defense and processing costs, was $1,490 million at December 31, 2016, and was included in “Asbestos-related liabilities - current” and “Asbestos-related liabilities - noncurrent” in the consolidated balance sheets.

Each quarter, the Corporation reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers all these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2017 activity, it was determined that no adjustment to the accrual was required at March 31, 2017.

The Corporation’s asbestos-related liability for pending and future claims and defense and processing costs was $1,460 million at March 31, 2017. Approximately 14 percent of the recorded liability for pending and future claims related to pending claims and approximately 86 percent related to future claims.

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

Purchase Commitments
A summary of the Corporation's purchase commitments can be found in Note 13 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to purchase commitments since December 31, 2016.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	Mar 31, 2017	Mar 31, 2016
Defined Benefit Pension Plans:
Service cost	$9	$9
Interest cost	32	33
Expected return on plan assets	(55)	(54)
Amortization of net loss	21	19
Net periodic benefit cost	$7	$7

Other Postretirement Benefits:
Interest cost	$2	$2
Amortization of net gain	(1)	(2)
Net periodic benefit cost	$1	$—

NOTE 8 - RELATED PARTY TRANSACTIONS
The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s intercompany pricing policies. After each quarter, the Corporation and Dow analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in "Sundry income (expense) - net" in the consolidated statements of income. Purchases from that Dow subsidiary were $430 million in the first quarter of 2017 ($285 million in the first quarter of 2016). The increase in purchase costs in the first three months of 2017 when compared with the same period last year is due to higher feedstock and energy costs.

The Corporation has a master services agreement with Dow whereby Dow provides services including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety and business management for UCC. Under the master services agreement with Dow, general administrative and overhead type services that Dow routinely allocates to various businesses are charged to UCC. The master services agreement cost allocation basis is headcount and includes a 10 percent service fee. This agreement resulted in expense of $8 million in the first quarter of 2017 ($7 million in the first quarter of 2016) for general administrative and overhead type services and the 10 percent service fee, included in "Sundry income (expense) - net" in the consolidated statements of income. The remaining activity-based costs were $17 million in the first quarter of 2017 ($16 million in the first quarter of 2016), and were included in "Cost of sales" in the consolidated statements of income.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At March 31, 2017, the Corporation had a note receivable of $1.1 billion ($1.4 billion at December 31, 2016) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2017. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

certain existing pledged assets, primarily equity interests in various subsidiaries and a joint venture, with cash collateral. At March 31, 2017, $948 million ($947 million at December 31, 2016) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

On a quarterly basis, the Corporation's Board of Directors reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. In the first quarter of 2017, the Corporation declared and paid a cash dividend of $169 million to Dow ($200 million declared and paid to Dow in the first quarter of 2016).

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides an analysis of the changes in accumulated other comprehensive loss for the three-month periods ended March 31, 2017 and 2016:

Accumulated Other Comprehensive Loss	Three Months Ended
In millions	Mar 31, 2017	Mar 31, 2016
Cumulative Translation Adjustments at beginning of year	$(62)	$(61)
Translation adjustments	1	—
Balance at end of period	$(61)	$(61)
Pension and Other Postretirement Benefit Plans at beginning of year	$(1,258)	$(1,167)
Adjustments to pension and other postretirement benefit plans (net of tax of $8, $6) (1) (2)	12	11
Balance at end of period	$(1,246)	$(1,156)
Total Accumulated Other Comprehensive Loss	$(1,307)	$(1,217)

(1)	Included in "Net periodic benefit cost." See Note 7 for additional information.

(2)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

NOTE 10 - PLANNED MERGER WITH DUPONT
On December 11, 2015, Dow and E. I. du Pont de Nemours and Company ("DuPont") entered into an Agreement and Plan of Merger, as amended on March 31, 2017 (the "Merger Agreement"), to effect an all-stock, merger of equals strategic combination resulting in a newly formed corporation named DowDuPont Inc. ("DowDuPont"). Pursuant to the terms of the Merger Agreement, Dow and DuPont will each merge with wholly owned subsidiaries of DowDuPont (the "Mergers") and, as a result of the Mergers, will become subsidiaries of DowDuPont (collectively, the "Merger Transaction"). Following the consummation of the Mergers, Dow and DuPont intend to pursue, subject to the receipt of any required regulatory approvals and approval by the board of directors of DowDuPont, the separation of the combined company’s agricultural business, specialty products business and materials science business through one or more tax-efficient transactions.

On March 27, 2017, Dow and DuPont announced that the European Commission ("EC") granted conditional approval in Europe of the companies' proposed merger of equals. The EC's approval was conditioned on DuPont and Dow fulfilling certain divestiture commitments given to the EC in connection with the clearance. Specifically, DuPont will divest its Cereal Broadleaf Herbicides and Chewing Insecticides portfolios as well as its Crop Protection research and development pipeline and organization (excluding seed treatment, nematicides, late-stage research and development ("R&D") programs and certain personnel needed to support marketed products and R&D programs that will remain with DuPont) (collectively, the "DuPont Divested Assets"). Dow will divest its global Ethylene Acrylic Acid ("EAA") copolymers and ionomers business to SK Global Chemical Co., Ltd., as announced on February 2, 2017. Dow's divestiture of the EAA business is conditioned on Dow and DuPont closing the Merger Transaction, in addition to other customary closing conditions, including the receipt of certain required regulatory approvals, local employment law and governance obligations.

On March 31, 2017, in connection with the commitments given to the EC with respect to its conditional approval of the Merger Transaction, DuPont entered into an agreement with FMC Corporation ("FMC") whereby FMC will acquire the DuPont Divested Assets and DuPont will acquire FMC's Health and Nutrition business segment, excluding its Omega-3 products (the "H&N Business"). DuPont's transaction with FMC is expected to close in the fourth quarter of 2017, subject to the closing of

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

the Merger Transaction, in addition to the waiver or satisfaction of other customary closing conditions, including approval by the EC of FMC as the buyer of the DuPont Divested Assets and the receipt of other required regulatory approvals.

In connection with DuPont's proposed transaction with FMC, on March 31, 2017 Dow and DuPont amended the Merger Agreement to, among other things, extend the outside date from June 15, 2017 to August 31, 2017 and to provide that DuPont cannot take certain specified actions to obtain regulatory approvals with respect to its acquisition of the H&N Business if those actions would reasonably be likely to result in the one-year loss of revenues to Dow, DuPont, DowDuPont, their subsidiaries or the H&N Business in excess of $350 million in the aggregate (based on fiscal year 2016 annual revenues). In addition, the amendment of the Merger Agreement also amended the form of bylaws for DowDuPont to reflect that Dow and DuPont currently intend that the first step in the intended separation process will be the spin-off of the post-merger materials science business (assuming that such sequencing would allow for the completion of all of the intended spin-offs within 18 months following closing of the Merger Transaction and would not adversely impact the value of the intended spin-off transaction to DowDuPont's shareholders).

Dow and DuPont remain focused on closing the Merger Transaction and continue to work constructively with regulatory agencies to obtain required clearances in all relevant jurisdictions. The Merger Transaction is anticipated to close no earlier than August 1, 2017.

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pursuant to General Instruction H of Form 10-Q "Omission of Information by Certain Wholly-Owned Subsidiaries," this section includes only management's narrative analysis of the results of operations for the three-month period ended March 31, 2017, the most recent period, compared with the three-month period ended March 31, 2016, the corresponding period in the preceding fiscal year.

References to "Dow" refer to The Dow Chemical Company and its consolidated subsidiaries, except as otherwise indicated by the context.

Dow conducts its worldwide operations through global businesses. Union Carbide Corporation’s (the "Corporation" or "UCC") business activities comprise components of Dow’s global operations rather than stand-alone operations. Because there are no separable reportable business segments for UCC and no detailed business information is provided to a chief operating decision maker regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment.

RESULTS OF OPERATIONS
Net Sales
Total net sales were $1,323 million in the first quarter of 2017 compared with $1,212 million in the first quarter of 2016, an increase of 9 percent. Net sales to related companies, principally to Dow, and based on market prices for the related products, were $1,266 million in the first quarter of 2017 compared with $1,186 million in the first quarter of 2016, an increase of 7 percent.

Average selling prices increased 5 percent in the first quarter of 2017 compared with the same quarter last year. Price increases were primarily driven by higher feedstock, energy and other raw material prices, with the largest increases in polyethylene, acrylic monomers, ethylene oxide/ethylene glycol and vinyl acetate monomers. Total sales volume was up 4 percent in the first quarter of 2017 compared with the first quarter of 2016. Increases in sales volume in vinyl acetate monomers, acrylic monomers, glycol ethers and glutaraldehydes were partially offset by lower sales volume in electrical and telecommunications and oxo alcohols.

Cost of Sales
Cost of sales were $1,041 million in the first quarter of 2017 compared with $833 million in the first quarter of 2016, an increase of 25 percent. The increase in cost of sales was primarily driven by higher feedstock, energy and other raw material costs as well as increased sales volume when compared with the same period last year.

Research and Development, Selling, General and Administrative Expenses
Research and development expenses were $2 million in the first quarter of 2017 compared with $4 million in the first quarter of 2016. Selling, general and administrative expenses were $2 million in the first quarter of 2017, flat compared with $2 million in the first quarter of 2016.

Equity in Earnings of Nonconsolidated Affiliate
Equity in earnings of a nonconsolidated affiliate was zero in the first quarter of 2017, down from $2 million in the first quarter of 2016.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) - net for the first quarter of 2017 was net expense of $12 million compared with net expense of $13 million for the same quarter last year.

Interest Income and Expense
Interest income was $4 million in the first quarter of 2017 compared with $3 million in the first quarter of 2016. Interest expense and amortization of debt discount was $7 million in the first quarter of 2017 compared with $6 million in the first quarter of 2016.

Union Carbide Corporation and Subsidiaries

Provision for Income Taxes
The Corporation reported a tax provision of $90 million in the first quarter of 2017, which resulted in an effective tax rate of 34.2 percent. This compared with a tax provision of $119 million in the first quarter of 2016, which resulted in an effective tax rate of 33.1 percent. The effective tax rate fluctuates based on, among other factors, where income is earned, dividends received from investments in related companies and the level of income relative to tax credits available.

Net Income Attributable to UCC
The Corporation reported net income of $173 million in the first quarter of 2017 compared with $240 million in the first quarter of 2016. When compared with the same quarter last year, the impact of higher feedstock, energy and other raw material costs more than offset higher selling prices and increased sales volume.

Capital Expenditures
Capital spending in the first quarter of 2017 was $50 million compared with $53 million in the first quarter of 2016, reflecting spending for U.S. Gulf Coast projects and site infrastructure projects in both periods.

Subsequent Events
Texas City, Texas, Land Sale
On June 27, 2016, UCC signed agreements for the sale of excess land at the Texas City, Texas, manufacturing site. As a result, in the second quarter of 2016, UCC recorded a pretax gain of $46 million on the sale of one parcel of land. In addition, a down payment of $8 million was received for the sale of a second parcel of land which is included in "Accrued and other current liabilities" in the consolidated balance sheets. On April 3, 2017, the sale of the second parcel of land was completed which also included terminal assets and ancillary agreements for the supply of energy and site and terminal services. In the second quarter of 2017, a pretax gain of $23 million will be recorded on the sale and will be included in "Sundry income (expense) - net" in the consolidated statements of income.

Sale in Ownership of a Nonconsolidated Affiliate
On March 16, 2017, UCC entered into a share sale and purchase agreement to sell it ownership interest in Asian Acetyls Co., Ltd. ("ASACCO"), a nonconsolidated affiliate accounted for under the equity method of accounting. ASACCO agreed to purchase all of the shares of registered common stock owned by UCC. On April 24, 2017, the sale was completed for $22 million. In the second quarter of 2017, the Corporation expects to record a pretax gain of $4 million on the sale and will be included in "Sundry income (expense) - net" in the consolidated statements of income.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 10-K") describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The Corporation’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2016 10-K. Since December 31, 2016, there have been no material changes in the Corporation’s critical accounting policies.

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

Asbestos-Related Claim Activity	2017	2016
Claims unresolved at January 1	16,141	18,778
Claims filed	1,907	2,355
Claims settled, dismissed or otherwise resolved	(1,566)	(1,361)
Claims unresolved at March 31	16,482	19,772
Claimants with claims against both UCC and Amchem	(5,779)	(7,169)
Individual claimants at March 31	10,703	12,603

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

For additional information see Asbestos-Related Matters in Note 6 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at March 31, 2017.

Dividends
On a quarterly basis, the Corporation's Board of Directors reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution.

In the first quarter of 2017, the Corporation declared and paid a cash dividend of $169 million to Dow. In the first quarter of 2016, the Corporation declared and paid a cash dividend of $200 million to Dow. On April 25, 2017, the UCC Board of Directors approved a dividend to Dow of $181 million, payable on June 23, 2017.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
No material developments in asbestos-related matters occurred in the first quarter of 2017. For a current status of asbestos-related matters, see Note 6 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters.

ITEM 1A.  RISK FACTORS
There were no material changes in the Corporation's risk factors in the first quarter of 2017.

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

Date: April 27, 2017
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