Form 10-Q
period 2017-06-30
UNION CARBIDE CORP /NEW/
filed 2017-07-27
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2017

or

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
☐ Yes    ☑ No

At June 30, 2017, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2017

Union Carbide Corporation and Subsidiaries

Throughout this Quarterly Report on Form 10-Q, except as otherwise indicated by the context, the terms "Corporation" or "UCC" as used herein mean Union Carbide Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: "Management's Discussion and Analysis" and "Risk Factors." These forward-looking statements are generally identified by the words or phrases "anticipate," "believe," "estimate," "expect," "future," "intend," "may," "opportunity," "outlook," "plan," "project," "should," "strategy," "will," "would," "will be," "will continue," "will likely result" and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Risk Factors" (see Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016). UCC undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Net trade sales	$25	$24	$82	$50
Net sales to related companies	1,272	1,237	2,538	2,423
Total Net Sales	1,297	1,261	2,620	2,473
Cost of sales	1,024	936	2,065	1,769
Research and development expenses	8	5	10	9
Selling, general and administrative expenses	1	2	3	4
Restructuring charges	2	2	2	2
Equity in earnings of nonconsolidated affiliate	—	1	—	3
Sundry income (expense) - net	17	37	5	24
Interest income	5	3	9	6
Interest expense and amortization of debt discount	7	5	14	11
Income Before Income Taxes	277	352	540	711
Provision for income taxes	95	179	185	298
Net Income Attributable to Union Carbide Corporation	$182	$173	$355	$413

Depreciation	$42	$41	$87	$81
Capital Expenditures	$48	$65	$98	$118
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Net Income Attributable to Union Carbide Corporation	$182	$173	$355	$413
Other Comprehensive Income, Net of Tax
Cumulative translation adjustments	2	—	3	—
Pension and other postretirement benefit plans	12	10	24	21
Total other comprehensive income	14	10	27	21
Comprehensive Income Attributable to Union Carbide Corporation	$196	$183	$382	$434
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2017	Dec 31, 2016
Assets
Current Assets
Cash and cash equivalents	$13	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2017: $-; 2016: $-)	21	15
Related companies	995	843
Other	47	36
Income taxes receivable	201	275
Notes receivable from related companies	1,171	1,411
Inventories	307	307
Other current assets	32	39
Total current assets	2,787	2,937
Investments
Investments in related companies	639	639
Investment in nonconsolidated affiliate	—	14
Other investments	25	30
Noncurrent receivables	53	52
Noncurrent receivables from related companies	55	57
Total investments	772	792
Property
Property	7,206	7,144
Less accumulated depreciation	5,802	5,750
Net property	1,404	1,394
Other Assets
Intangible assets (net of accumulated amortization 2017: $80; 2016: $78)	26	25
Deferred income tax assets	829	928
Deferred charges and other assets	41	70
Total other assets	896	1,023
Total Assets	$5,859	$6,146
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$27	$25
Notes payable - other	1	—
Long-term debt due within one year	1	1
Accounts payable:
Trade	245	249
Related companies	487	521
Other	20	7
Income taxes payable	20	23
Asbestos-related liabilities - current	121	126
Accrued and other current liabilities	167	181
Total current liabilities	1,089	1,133
Long-Term Debt	475	475
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	977	1,170
Asbestos-related liabilities - noncurrent	1,301	1,364
Other noncurrent obligations	186	206
Total other noncurrent liabilities	2,464	2,740
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	138	138
Retained earnings	2,986	2,980
Accumulated other comprehensive loss	(1,293)	(1,320)
Union Carbide Corporation's stockholder's equity	1,831	1,798
Total Liabilities and Equity	$5,859	$6,146
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	Jun 30, 2017	Jun 30, 2016
Operating Activities
Net Income Attributable to Union Carbide Corporation	$355	$413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98	92
Provision (credit) for deferred income tax	85	(319)
Earnings of nonconsolidated affiliate in excess of dividends received	—	(1)
Net gain on sales of property and investments	(26)	(50)
Net gain on sale of ownership interest in nonconsolidated affiliate	(4)	—
Restructuring charges	2	2
Pension contributions	(161)	(51)
Other, net	—	(1)
Changes in assets and liabilities:
Accounts and notes receivable	7	2
Related company receivables	88	48
Inventories	—	(21)
Accounts payable	12	(8)
Related company payables	(32)	42
Asbestos-related payments	(68)	(31)
Other assets and liabilities	43	344
Cash provided by operating activities	399	461
Investing Activities
Capital expenditures	(98)	(118)
Change in noncurrent receivable from related company	2	(2)
Proceeds from sale of ownership interest in nonconsolidated affiliate	22	—
Proceeds from sales of property	18	57
Proceeds from sales of investments	8	3
Cash used in investing activities	(48)	(60)
Financing Activities
Dividends paid to stockholder	(350)	(400)
Changes in short-term notes payable	1	—
Payments on long-term debt	—	(1)
Cash used in financing activities	(349)	(401)
Summary
Increase in cash and cash equivalents	2	—
Cash and cash equivalents at beginning of year	11	23
Cash and cash equivalents at end of period	$13	$23
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Six Months Ended
In millions (Unaudited)	Jun 30, 2017	Jun 30, 2016
Common Stock
Balance at beginning of year and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of year and end of period	138	138
Retained Earnings
Balance at beginning of year	2,980	3,391
Net Income Attributable to Union Carbide Corporation	355	413
Dividends declared	(350)	(400)
Other	1	1
Balance at end of period	2,986	3,405
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of year	(1,320)	(1,228)
Other comprehensive income	27	21
Balance at end of period	(1,293)	(1,207)
Union Carbide Corporation's Stockholder's Equity	$1,831	$2,336
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

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Yet Adopted as of June 30, 2017
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09.

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

The Corporation has a team in place to analyze ASU 2014-09 and the related ASU's across all revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The Corporation is completing contract evaluations and validating the results of applying the new revenue guidance. The Corporation has also started drafting its accounting policies and performed an assessment of the new disclosure requirements and expects to complete its evaluation of the impact of the accounting and disclosure requirements on its business processes, controls and systems by the end of the third quarter of 2017. Full implementation will be completed by the end of 2017. Based on analysis completed to date, the Corporation expects the potential impact on the recognition of revenue from product sales and licensing arrangements to remain substantially unchanged. The Corporation expects to adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases with lease terms of more than twelve months and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from current

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance issued in 2014 (ASU 2014-09). The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, using a modified retrospective approach, and early adoption is permitted. The Corporation is currently evaluating the impact of adopting this guidance.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 3 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories In millions	Jun 30, 2017	Dec 31, 2016
Finished goods	$213	$186
Work in process	36	38
Raw materials	46	50
Supplies	87	87
Total FIFO inventories	$382	$361
Adjustment of inventories to a LIFO basis	(75)	(54)
Total inventories	$307	$307

NOTE 4 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	At June 30, 2017			At December 31, 2016
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(33)	$—
Software	73	(47)	26	70	(45)	25
Total intangible assets	$106	$(80)	$26	$103	$(78)	$25

Total estimated amortization expense for 2017 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense In millions
2017	$4
2018	$6
2019	$6
2020	$6
2021	$4
2022	$2

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 5 - FINANCIAL INSTRUMENTS
Investments
The Corporation's investments in marketable securities are classified as available-for-sale. Proceeds from sales of available-for-sale securities were $2 million for the six-month period ended June 30, 2017 ($2 million in proceeds from the maturity of marketable securities for the six-month period ended June 30, 2016).

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

Fair Value of Financial Instruments
	At June 30, 2017				At December 31, 2016
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$9	$—	$—	$9	$7	$—	$—	$7
Debt securities (1)	$—	$—	$—	$—	$2	$—	$—	$2
Long-term debt including debt due within one year	$(476)	$—	$(125)	$(601)	$(476)	$—	$(95)	$(571)

(1)	Marketable securities are included in "Other investments" in the consolidated balance sheets.

For all other financial instruments, cost approximates fair value.

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At June 30, 2017, the Corporation had accrued obligations of $135 million for probable environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2016, the Corporation had accrued obligations of $145 million for probable environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites.

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

Each quarter, the Corporation reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers all these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2017 activity, it was determined that no adjustment to the accrual was required at June 30, 2017.

The Corporation’s asbestos-related liability for pending and future claims and defense and processing costs was $1,422 million at June 30, 2017, and approximately 14 percent of the recorded liability related to pending claims and approximately 86 percent related to future claims.

Summary
The Corporation's management believes the amounts recorded for the asbestos-related liability (including defense and processing costs) reflect reasonable and probable estimates of the liability based on current, known facts. However, future events, such as the number of new claims to be filed and/or received each year and the average cost of defending and disposing of each such claim, as well as the numerous uncertainties surrounding asbestos litigation in the United States over a significant period of time, could cause the actual costs for the Corporation to be higher or lower than those projected or those recorded. Any such event could result in an increase or decrease in the recorded liability.

Because of the uncertainties described above, the Corporation cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing UCC and Amchem. As a result, it is reasonably possible that an additional cost of disposing of asbestos-related claims, including future defense and processing costs, could have a material impact on the Corporation's results of operations and cash flows for a particular period and on the consolidated financial position.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

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

NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Defined Benefit Pension Plans:
Service cost	$9	$9	$18	$18
Interest cost	32	33	64	66
Expected return on plan assets	(55)	(54)	(110)	(108)
Amortization of net loss	21	19	42	38
Net periodic benefit cost	$7	$7	$14	$14

Other Postretirement Benefits:
Interest cost	$2	$2	$4	$4
Amortization of net gain	(1)	(1)	(2)	(3)
Net periodic benefit cost	$1	$1	$2	$1

NOTE 8 - RELATED PARTY TRANSACTIONS
The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s intercompany pricing policies. After each quarter, the Corporation and Dow analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in "Sundry income (expense) - net" in the consolidated statements of income. Purchases from that Dow subsidiary were $406 million in the second quarter of 2017 ($347 million in the second quarter of 2016) and $836 million during the first six months of 2017 ($632 million during the first six months of 2016). The increase in purchase costs in the first half of 2017 when compared with the same period last year is due to higher feedstock and energy costs.

The Corporation has a master services agreement with Dow whereby Dow provides services including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety and business management for UCC. Under the master services agreement with Dow, general administrative and overhead type services that Dow routinely allocates to various businesses are charged to UCC. The master services agreement cost allocation basis is headcount and includes a 10 percent service fee. This agreement resulted in expense of $8 million in the second quarter of 2017 ($7 million in the second quarter of 2016) and $16 million for the first six months of 2017 ($14 million for the first six months of 2016) for general administrative and overhead type services and the 10 percent service fee, included in "Sundry income (expense) - net" in the consolidated statements of income. The remaining activity-based costs were $23 million in the second quarter of 2017 ($18 million in the second quarter of 2016) and $40 million in the first six months of 2017 ($34 million in the first six months of 2016), and were included in "Cost of sales" in the consolidated statements of income.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At June 30, 2017, the Corporation had a note receivable of $1.2 billion ($1.4 billion at December 31, 2016) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2017. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries, with cash collateral. At June 30, 2017, $948 million ($947 million at December 31, 2016) was available under the revolving credit agreement. The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

On a quarterly basis, the Corporation's Board of Directors reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. In the second quarter of 2017, the Corporation declared and paid a cash dividend of $181 million to Dow; dividends to Dow totaled $350 million in the first six months of 2017. In the second quarter of 2016, the Corporation declared and paid a cash dividend of $200 million to Dow; dividends to Dow totaled $400 million for the first six months of 2016.

NOTE 9 - INCOME TAXES
In the second quarter of 2016, an adjustment was made to a reserve for a tax matter regarding a historical change in the legal ownership structure of a former nonconsolidated affiliate. The adjustment arose due to legal proceedings and the Corporation’s ongoing assessment of the unrecognized tax benefits, which resulted in an unfavorable impact of $57 million to “Provision for income taxes” in the consolidated statements of income in the second quarter of 2016.

Interest and penalties associated with uncertain tax positions are recognized as components of "Provision for income taxes" in the consolidated statements of income and totaled a benefit of $1 million for the three months ended June 30, 2017 (a charge of $90 million for the three months ended June 30, 2016). During the six months ended June 30, 2017, the Corporation recognized a benefit of $1 million for interest and penalties (a charge of $82 million for the six months ended June 30, 2016).

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides an analysis of the changes in accumulated other comprehensive loss for the six-month periods ended June 30, 2017 and 2016:

Accumulated Other Comprehensive Loss	Six Months Ended
In millions	Jun 30, 2017	Jun 30, 2016
Cumulative Translation Adjustments at beginning of year	$(62)	$(61)
Reclassification to earnings - Sundry income (expense) - net (1)	3	—
Balance at end of period	$(59)	$(61)
Pension and Other Postretirement Benefit Plans at beginning of year	$(1,258)	$(1,167)
Adjustments to pension and other postretirement benefit plans (net of tax of $16, $14) (2) (3)	24	21
Balance at end of period	$(1,234)	$(1,146)
Total Accumulated Other Comprehensive Loss	$(1,293)	$(1,207)

(1)	In 2017, reclassification resulted from the divestiture of a nonconsolidated affiliate.

(2)	Included in "Net periodic benefit cost." See Note 7 for additional information.

(3)	Tax amounts are included in "Provision for income taxes" in the consolidated statements of income.

NOTE 11 - PLANNED MERGER WITH DUPONT
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

On March 27, 2017, Dow and DuPont announced that the European Commission ("EC") granted conditional approval in Europe of the companies' proposed merger of equals. The EC's approval was conditioned on DuPont and Dow fulfilling certain divestiture commitments given to the EC in connection with the clearance. Specifically, DuPont will divest its Cereal Broadleaf Herbicides and Chewing Insecticides portfolios as well as its Crop Protection research and development ("R&D") pipeline and organization (excluding seed treatment, nematicides, late-stage R&D programs and certain personnel needed to support marketed products and R&D programs that will remain with DuPont) (collectively, the "DuPont Divested Assets"). Dow will divest its global Ethylene Acrylic Acid ("EAA") copolymers and ionomers business to SK Global Chemical Co., Ltd., as announced on February 2, 2017. Dow's divestiture of the EAA business is conditioned on Dow and DuPont closing the Merger Transaction, in addition to other customary closing conditions, including the receipt of certain required regulatory approvals, local employment law and governance obligations.

On March 31, 2017, in connection with the commitments given to the EC with respect to its conditional approval of the Merger Transaction, DuPont entered into an agreement with FMC Corporation ("FMC") whereby FMC will acquire the DuPont Divested Assets and DuPont will acquire FMC's Health and Nutrition business segment, excluding its Omega-3 products (the "H&N Business"). DuPont's transaction with FMC is expected to close in the fourth quarter of 2017, subject to the closing of the Merger Transaction, in addition to the waiver or satisfaction of other customary closing conditions, including approval by the EC of FMC as the buyer of the DuPont Divested Assets and the receipt of other required regulatory approvals.

In connection with DuPont's proposed transaction with FMC, on March 31, 2017, Dow and DuPont amended the Merger Agreement to, among other things, extend the outside date from June 15, 2017 to August 31, 2017, and to provide that DuPont cannot take certain specified actions to obtain regulatory approvals with respect to its acquisition of the H&N Business if those actions would reasonably be likely to result in the one-year loss of revenues to Dow, DuPont, DowDuPont, their subsidiaries or the H&N Business in excess of $350 million in the aggregate (based on fiscal year 2016 annual revenues). In addition, the amendment of the Merger Agreement also amended the form of bylaws for DowDuPont to reflect that Dow and DuPont currently intend that the first step in the intended separation process will be the spin-off of the post-merger materials science

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

business (assuming that such sequencing would allow for the completion of all of the intended spin-offs within 18 months following closing of the Merger Transaction and would not adversely impact the value of the intended spin-off transaction to DowDuPont's shareholders).

On May 2, 2017, Dow and DuPont announced that China's Ministry of Commerce ("MOFCOM") granted conditional regulatory approval for the companies' proposed merger of equals which includes commitments already made to the EC including DuPont's divestiture of the DuPont Divested Assets and Dow's divestiture of the EAA copolymers and ionomers business. In addition, Dow and DuPont have made commitments related to the supply and distribution in China of certain herbicide and insecticide ingredients and formulations for rice crops for five years after the closing of the Merger Transaction.

On May 17, 2017, Dow and DuPont announced that Brazil's Administrative Council for Economic Defense ("CADE") granted conditional regulatory approval of the companies' proposed merger of equals. CADE's approval is subject to Dow's divestment of a select portion of Dow AgroSciences' corn seed business in Brazil, including some seed processing plants and seed research centers, a copy of Dow AgroSciences' Brazilian corn germplasm bank, the MORGAN™ brand and a license for the use of the DOW SEMENTES™ brand for a certain period of time (collectively, the "Dow Divested Assets"), and is incremental to commitments already made to the EC, China and regulatory agencies in other jurisdictions. On July 11, 2017, Dow announced it had entered into a definitive agreement to sell the Dow Divested Assets to CITIC Agri Fund, which is conditioned on Dow and DuPont closing the Merger Transaction and approval by CADE.

On June 15, 2017, Dow and DuPont announced that a proposed agreement has been reached with the Antitrust Division of the United States Department of Justice that will permit the companies to proceed with the proposed merger of equals transaction. The proposed agreement is consistent with commitments already made to the EC.

On June 28, 2017, the Board of Directors ("Boards") of Dow and DuPont reiterated their support of the proposed merger of equals transaction. In addition, the Boards announced their support of a comprehensive portfolio review for DowDuPont, which is intended to assess current business facts and leverage the knowledge gained over the past year and a half to capture any material value-enhancing opportunities in preparation for the intended creation of three industry-leading companies.

Dow and DuPont remain focused on closing the Merger Transaction. Closing is expected to occur in August 2017.

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pursuant to General Instruction H of Form 10-Q "Omission of Information by Certain Wholly-Owned Subsidiaries," this section includes only management's narrative analysis of the results of operations for the six-month period ended June 30, 2017, the most recent period, compared with the six-month period ended June 30, 2016, the corresponding period in the preceding fiscal year.

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

RESULTS OF OPERATIONS
Net Sales
Total net sales were $1,297 million in the second quarter of 2017 compared with $1,261 million in the second quarter of 2016, an increase of 3 percent. Total net sales were $2,620 million for the first six months of 2017 compared with $2,473 million for the first six months of 2016, an increase of 6 percent. Net sales to related companies, principally to Dow, and based on market prices for the related products, were $1,272 million in the second quarter of 2017 compared with $1,237 million in the second quarter of 2016, an increase of 3 percent. Net sales to related companies were $2,538 million for the first six months of 2017 compared with $2,423 million for the first six months of 2016, an increase of 5 percent.

Average selling prices increased 6 percent in the second quarter of 2017 compared with the same quarter last year. Price increases were primarily driven by higher feedstock, energy and other raw material prices, with the largest increases in polyethylene, ethylene oxide/ethylene glycol and vinyl acetate monomers. Total sales volume was down 3 percent in the second quarter of 2017 compared with the second quarter of 2016. Increases in sales volume in polyethylene and glutaraldehydes were more than offset by lower sales volume in electrical and telecommunications, acrylic monomers and oxo alcohols and from the impact of planned maintenance turnarounds.

For the first six months of 2017, average selling prices of most products increased compared with the first six months of 2016, driven by higher feedstock, energy and other raw material costs. Sales volume for the first six months of 2017 was flat when compared with the first six months of 2016. Sales volume increases were driven by increased demand in vinyl acetate monomers, glutaraldehydes, glycol ethers and polyethylene but were offset by lower sales volume in electrical and telecommunications and oxo alcohols.

Cost of Sales
Cost of sales were $1,024 million in the second quarter of 2017 compared with $936 million in the second quarter of 2016, an increase of 9 percent. Cost of sales increased 17 percent from $1,769 million in the first six months of 2016 to $2,065 million in the first six months of 2017. Increases for the three- and six-month periods ended June 30, 2017, were driven by higher feedstock, energy and other raw material costs as well as increased planned maintenance turnaround spending when compared with the same periods last year.

Research and Development, Selling, General and Administrative Expenses
Research and development expenses were $8 million in the second quarter of 2017 compared with $5 million in the second quarter of 2016. For the first six months of 2017, research and development expenses were $10 million compared with $9 million in the first six months of 2016. Selling, general and administrative expenses were $1 million in the second quarter of 2017 compared with $2 million in the second quarter of 2016. For the first six months of 2017, selling, general and administrative expenses were $3 million compared with $4 million in the first six months of 2016.

Equity in Earnings of Nonconsolidated Affiliate
Equity in earnings of a nonconsolidated affiliate was zero in the second quarter of 2017 and the first six months of 2017, compared with $1 million in the second quarter of 2016 and $3 million in the first six months of 2016. On March 16, 2017, UCC entered into a share sale and purchase agreement to sell its ownership interest in Asian Acetyls Co., Ltd. ("ASACCO"), a nonconsolidated affiliate accounted for under the equity method of accounting. ASACCO agreed to purchase all of the shares

Union Carbide Corporation and Subsidiaries

of registered common stock owned by UCC. On April 24, 2017, the sale was completed for proceeds of $22 million. In the second quarter of 2017, the Corporation recorded a pretax gain of $4 million on the sale, included in "Sundry income (expense) - net" in the consolidated statements of income.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, commissions, charges for management services provided by Dow, and gains and losses on sales of investments and assets. Sundry income (expense) - net for the second quarter of 2017 was income of $17 million compared with income of $37 million for the same quarter last year. For the first six months of 2017, sundry income (expense) - net was income of $5 million compared with income of $24 million for the first six months of 2016. Sundry income (expense) - net includes the pretax gains on the sales of land at the Corporation's Texas City, Texas, site in the second quarters of 2016 and 2017.

Texas City, Texas, Land Sales
On June 27, 2016, UCC signed agreements for the sale of excess land at the Texas City, Texas, manufacturing site. As a result, in the second quarter of 2016, UCC recorded a pretax gain of $46 million on the sale of one parcel of land. On April 3, 2017, the Corporation sold a second parcel of land, which also included terminal assets and ancillary agreements for the supply of energy and site and terminal services, and recorded a pretax gain of $23 million in the second quarter of 2017.

Interest Income and Expense
Interest income was $5 million in the second quarter of 2017 ($9 million for the first six months of 2017) compared with $3 million in the second quarter of 2016 ($6 million for the first six months of 2016). Interest expense and amortization of debt discount was $7 million in the second quarter of 2017 ($14 million for the first six months of 2017) compared with $5 million in the second quarter of 2016 ($11 million for the first six months of 2016).

Provision for Income Taxes
The Corporation reported a tax provision of $95 million in the second quarter of 2017, which resulted in an effective tax rate of 34.3 percent. This compared with a tax provision of $179 million in the second quarter of 2016, which resulted in an effective tax rate of 50.9 percent. For the first six months of 2017, the Corporation reported a tax provision of $185 million, which resulted in an effective tax rate of 34.3 percent. This compared with a tax provision of $298 million for the first six months of 2016, which resulted in an effective tax rate of 41.9 percent. The effective tax rate fluctuates based on, among other factors, where income is earned, dividends received from investments in related companies and the level of income relative to tax credits available. In the second quarter of 2016, the Corporation adjusted the reserve for uncertain tax positions for a tax matter regarding the historical change in the legal ownership structure of a former nonconsolidated affiliate, resulting in a charge to the tax provision of $57 million. See Note 9 to the Consolidated Financial Statements for additional information.

Net Income Attributable to UCC
The Corporation reported net income of $182 million in the second quarter of 2017 compared with $173 million in the second quarter of 2016. Net income for the first six months of 2017 was $355 million compared with $413 million for the first six months of 2016.

Capital Expenditures
Capital spending in the second quarter of 2017 was $48 million ($98 million for the first six months of 2017) compared with $65 million in the second quarter of 2016 ($118 million for the first six months of 2016), reflecting spending for U.S. Gulf Coast projects and site infrastructure projects in both years.

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

Union Carbide Corporation and Subsidiaries

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

Asbestos-Related Claim Activity	2017	2016
Claims unresolved at January 1	16,141	18,778
Claims filed	3,644	4,220
Claims settled, dismissed or otherwise resolved	(3,875)	(3,926)
Claims unresolved at June 30	15,910	19,072
Claimants with claims against both UCC and Amchem	(5,648)	(6,947)
Individual claimants at June 30	10,262	12,125

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

For additional information see Asbestos-Related Matters in Note 6 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at June 30, 2017.

Dividends
On a quarterly basis, the Corporation's Board of Directors reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution.

In the second quarter of 2017, the Corporation declared and paid a cash dividend of $181 million to Dow; dividends paid to Dow totaled $350 million for the first six months of 2017. In the second quarter of 2016, the Corporation declared and paid a cash dividend of $200 million to Dow; dividends paid to Dow totaled $400 million for the first six months of 2016. On July 24, 2017, the UCC Board of Directors approved a dividend to Dow of $181 million, payable on September 22, 2017.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
No material developments in asbestos-related matters occurred in the second quarter of 2017. For a current status of asbestos-related matters, see Note 6 to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS
There were no material changes in the Corporation's risk factors in the second quarter of 2017.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.  EXHIBITS
See the Exhibit Index of this Quarterly Report on Form 10-Q for exhibits filed with this report.

Union Carbide Corporation and Subsidiaries Trademark Listing

The following trademark of The Dow Chemical Company appears in this report: DOW SEMENTES

The following trademark of Dow AgroSciences LLC appears in this report: MORGAN

Union Carbide Corporation and Subsidiaries Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION CARBIDE CORPORATION
Registrant

Date: July 27, 2017
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