Form 10-Q
period 2017-09-30
UNION CARBIDE CORP /NEW/
filed 2017-11-06
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2017

or

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
☐ Yes    ☑ No

At September 30, 2017, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2017

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net trade sales	$31	$27	$113	$77
Net sales to related companies	1,184	1,221	3,722	3,644
Total Net Sales	1,215	1,248	3,835	3,721
Cost of sales	991	957	3,056	2,726
Research and development expenses	4	5	14	14
Selling, general and administrative expenses	1	1	4	5
Restructuring and asset related charges - net	8	—	10	2
Integration and separation costs	1	—	1	—
Equity in earnings of nonconsolidated affiliate	—	—	—	3
Sundry income (expense) - net	(8)	(10)	6	20
Interest expense and amortization of debt discount	6	7	20	18
Income Before Income Taxes	196	268	736	979
Provision for income taxes	152	82	337	380
Net Income Attributable to Union Carbide Corporation	$44	$186	$399	$599

Depreciation	$45	$39	$132	$120
Capital Expenditures	$47	$55	$145	$173
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net Income Attributable to Union Carbide Corporation	$44	$186	$399	$599
Other Comprehensive Income, Net of Tax
Cumulative translation adjustments	1	—	4	—
Pension and other postretirement benefit plans	12	11	36	32
Total other comprehensive income	13	11	40	32
Comprehensive Income Attributable to Union Carbide Corporation	$57	$197	$439	$631
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Sep 30, 2017	Dec 31, 2016
Assets
Current Assets
Cash and cash equivalents	$13	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2017: $-; 2016: $-)	20	15
Related companies	893	843
Other	48	36
Income taxes receivable	242	275
Notes receivable from related companies	1,257	1,411
Inventories	299	307
Other current assets	18	39
Total current assets	2,790	2,937
Investments
Investments in related companies	639	639
Investment in nonconsolidated affiliate	—	14
Other investments	25	30
Noncurrent receivables	58	52
Noncurrent receivables from related companies	54	57
Total investments	776	792
Property
Property	7,243	7,144
Less accumulated depreciation	5,837	5,750
Net property	1,406	1,394
Other Assets
Intangible assets (net of accumulated amortization 2017: $80; 2016: $78)	26	25
Deferred income tax assets	797	928
Deferred charges and other assets	39	70
Total other assets	862	1,023
Total Assets	$5,834	$6,146
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$27	$25
Notes payable - other	2	—
Long-term debt due within one year	1	1
Accounts payable:
Trade	253	249
Related companies	537	521
Other	15	7
Income taxes payable	103	23
Asbestos-related liabilities - current	132	126
Accrued and other current liabilities	189	181
Total current liabilities	1,259	1,133
Long-Term Debt	474	475
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	955	1,170
Asbestos-related liabilities - noncurrent	1,266	1,364
Other noncurrent obligations	174	206
Total other noncurrent liabilities	2,395	2,740
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	138	138
Retained earnings	2,848	2,980
Accumulated other comprehensive loss	(1,280)	(1,320)
Union Carbide Corporation's stockholder's equity	1,706	1,798
Total Liabilities and Equity	$5,834	$6,146
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2017	Sep 30, 2016
Operating Activities
Net Income Attributable to Union Carbide Corporation	$399	$599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148	138
Provision (credit) for deferred income tax	109	(306)
Earnings of nonconsolidated affiliate in excess of dividends received	—	(2)
Net gain on sales of property and investments	(26)	(50)
Net gain on sale of ownership interest in nonconsolidated affiliate	(4)	—
Restructuring and asset related charges - net	10	2
Net periodic pension benefit cost	21	21
Pension contributions	(162)	(52)
Other, net	—	(1)
Changes in assets and liabilities:
Accounts and notes receivable	10	(3)
Related company receivables	104	(82)
Inventories	8	(24)
Accounts payable	15	(25)
Related company payables	18	114
Asbestos-related payments	(92)	(39)
Other assets and liabilities	67	272
Cash provided by operating activities	625	562
Investing Activities
Capital expenditures	(145)	(173)
Change in noncurrent receivable from related company	3	7
Proceeds from sale of ownership interest in nonconsolidated affiliate	22	—
Proceeds from sales of property	18	58
Proceeds from sales of investments	9	3
Cash used in investing activities	(93)	(105)
Financing Activities
Dividends paid to stockholder	(531)	(455)
Changes in short-term notes payable	2	—
Payments on long-term debt	(1)	(1)
Cash used in financing activities	(530)	(456)
Summary
Increase in cash and cash equivalents	2	1
Cash and cash equivalents at beginning of year	11	23
Cash and cash equivalents at end of period	$13	$24
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accum. Other Comp Loss	Total Equity
2016
Balance at Jan 1, 2016	$—	$138	$3,391	$(1,228)	$2,301
Net income attributable to Union Carbide Corporation	—	—	599	—	599
Other comprehensive income	—	—	—	32	32
Dividends declared	—	—	(455)	—	(455)
Other	—	—	1	—	1
Balance at Sep 30, 2016	$—	$138	$3,536	$(1,196)	$2,478
2017
Balance at Jan 1, 2017	$—	$138	$2,980	$(1,320)	$1,798
Net income attributable to Union Carbide Corporation	—	—	399	—	399
Other comprehensive income	—	—	—	40	40
Dividends declared	—	—	(531)	—	(531)
Balance at Sep 30, 2017	$—	$138	$2,848	$(1,280)	$1,706
See Notes to the Consolidated Financial Statements.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
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

Intercompany transactions and balances are eliminated in consolidation. Transactions with the Corporation’s parent company, Dow, and other Dow subsidiaries have been reflected as related company transactions in the consolidated financial statements. See Note 11 for further discussion.

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

Effective August 31, 2017, pursuant to the merger of equals transaction contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017, Dow and E. I. du Pont de Nemours and Company ("DuPont") each merged with subsidiaries of DowDuPont Inc. ("DowDuPont") and, as a result, Dow and DuPont became subsidiaries of DowDuPont (the "Merger"). See Note 12 for additional information.

Significant Accounting Policy Update
Integration and Separation Costs
The Corporation classifies expenses related to the Merger as integration and separation costs. Merger-related costs include: costs incurred to prepare for and close the Merger, post-Merger integration expenses and costs incurred to prepare for the separation of Dow’s agriculture business, specialty products business and materials science business.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Changes in Financial Statement Presentation
Consolidated Statements of Cash Flows
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

In the third quarter of 2017, the Corporation changed the presentation to the consolidated statements of cash flows to conform to the presentation that was adopted for DowDuPont. "Net period pension benefit cost" are now separately reported and have been reclassified from "Other assets and liabilities." Prior periods have been updated to conform to the current year presentation and are summarized below:

Summary of Changes to the Consolidated Statements of Cash Flows	Nine Months Ended Sep 30, 2016
In millions	As filed	Updated
Operating Activities
Net periodic pension benefit cost	$—	$21
Asbestos-related payments	$—	$(39)
Other assets and liabilities	$254	$272

Consolidated Statements of Income
In the third quarter of 2017, the Corporation changed the presentation of certain line items on the face of the consolidated statements of income to conform to the presentation that was adopted for DowDuPont. Costs associated with integration and separation activities are now separately reported as “Integration and separation costs” and “Interest income” has been reclassified to “Sundry income (expense) - net.”  The changes were retrospectively applied and are summarized below:

Summary of Changes to the Consolidated Statements of Income	Three Months Ended		Nine Months Ended
	Sep 30, 2016	Sep 30, 2016	Sep 30, 2016	Sep 30, 2016
In millions	As Filed	Updated	As Filed	Updated
Sundry income (expense) - net	$(14)	$(10)	$10	$20
Interest income	$4	$—	$10	$—

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Yet Adopted at September 30, 2017
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09.

In May 2014, the FASB and International Accounting Standards Board formed The Joint Transition Resource Group for Revenue Recognition ("TRG"), consisting of financial statement preparers, auditors and users, to seek feedback on potential issues related to the implementation of the new revenue standard. As a result of feedback from the TRG, the FASB issued additional guidance to provide clarification, implementation guidance and practical expedients to address some of the challenges of implementation. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which is an amendment on assessing whether an entity is a principal or

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

an agent in a revenue transaction. This amendment addresses issues to clarify the principal versus agent assessment and lead to more consistent application. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which contains amendments to the new revenue recognition standard on identifying performance obligations and accounting for licenses of intellectual property. The amendments related to identifying performance obligations clarify when a promised good or service is separately identifiable and allows entities to disregard items that are immaterial in the context of a contract. The licensing implementation amendments clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether revenue is recognized over time or at a point in time. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," which provides clarity and implementation guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The new standards have the same effective date and transition requirements as ASU 2014-09.

The Corporation has a team in place to analyze ASU 2014-09 and the related ASU's across all revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The Corporation is completing contract evaluations and validating the results of applying the new revenue guidance. The Corporation is in the process of finalizing its accounting policies, drafting the new disclosures, quantifying the potential financial adjustment and completing its evaluation of the impact of the accounting and disclosure requirements on business processes, controls and systems. Full implementation will be completed by the end of 2017. Based on analysis completed to date, the Corporation expects the potential impact on the recognition of revenue from product sales and licensing arrangements to remain substantially unchanged. The Corporation expects to adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases with lease terms of more than twelve months and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from current U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance issued in 2014 (ASU 2014-09). The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, using a modified retrospective approach, and early adoption is permitted. The Corporation has a team in place to evaluate the new guidance and is in the process of implementing a software solution to facilitate the development of business processes and controls around leases to meet the new accounting and disclosure requirements upon adoption in the first quarter of 2019.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption. Early adoption is permitted in the first interim period of an annual reporting period for which financial statements have not been issued. The Corporation will adopt the new guidance in the first quarter of 2018 and the adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets," which clarifies the scope of guidance on nonfinancial asset derecognition in Accounting Standards Codification 610-20 and the accounting for partial sales of nonfinancial assets. The new guidance also conforms the derecognition guidance for nonfinancial assets with the model in the new revenue standard (ASU 2014-09). The new standard is effective for annual reporting periods, and interim periods within those fiscal years, beginning after December 15, 2017, and an entity is required to apply the amendments at the same time that it applies the amendments in ASU 2014-09. The Corporation is planning to apply the new guidance with the implementation of the new revenue standard in the first quarter of 2018.

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which amends the requirements related to the income statement presentation of the components of net periodic benefit cost for employer sponsored defined benefit pension and other

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

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

NOTE 3 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
In September 2017, the Corporation approved restructuring actions that are aligned with DowDuPont’s synergy targets. As a result of these actions, the Corporation recorded a pretax restructuring charge for severance and related benefit costs of $8 million in the third quarter of 2017. The impact of this charge is shown as “Restructuring and asset related charges - net” in the consolidated statements of income. These actions are expected to be substantially completed by September 30, 2019. At September 30, 2017, severance of $1 million was paid, leaving a liability of $7 million.

The Corporation expects to incur additional costs in the future related to restructuring activities, as UCC continually looks for ways to enhance the efficiency and cost effectiveness of its operations. The Corporation expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

NOTE 4 - INCOME TAXES
A transaction for the sale of stock between the Corporation and Dow in 2014 created a gain that was initially deferred for tax purposes. This deferred gain became taxable as a result of activities executed in anticipation of the intended separation of DowDuPont into three publicly traded companies. As a result, in the third quarter of 2017, the Corporation increased “Income taxes payable” in the consolidated balance sheets and recorded a charge to “Provision for income taxes” in the consolidated statements of income of $97 million.

The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $1 million at September 30, 2017 and $1 million at December 31, 2016. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $1 million at September 30, 2017 and $1 million at December 31, 2016.

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

Interest and penalties associated with uncertain tax positions are recognized as components of "Provision for income taxes" in the consolidated statements of income which totaled an insignificant amount for the three months ended September 30, 2017 and 2016. In the nine months ended September 30, 2017, the Corporation recognized a benefit of $2 million for interest and penalties (a charge of $82 million in the nine months ended September 30, 2016).

The Corporation is included in Dow's consolidated federal income tax group and consolidated tax return. Current and deferred tax expenses are calculated for the Corporation as a stand-alone group and are allocated to the group from the consolidated totals. UCC is currently under examination in a number of tax jurisdictions, including the U.S. federal and various state jurisdictions. Positions challenged by the tax authorities may be settled or appealed by the Corporation. As a result, there is an uncertainty in income taxes recognized in the Corporation’s financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. Net reductions to the Corporation’s global unrecognized tax benefits are not expected to be material within the next twelve months.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 5 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Sep 30, 2017	Dec 31, 2016
In millions
Finished goods	$210	$186
Work in process	44	38
Raw materials	53	50
Supplies	79	87
Total	$386	$361
Adjustment of inventories to a LIFO basis	(87)	(54)
Total inventories	$299	$307

NOTE 6 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	Sep 30, 2017			Dec 31, 2016
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and intellectual property	$33	$(33)	$—	$33	$(33)	$—
Software	73	(47)	26	70	(45)	25
Total intangible assets	$106	$(80)	$26	$103	$(78)	$25

Total estimated amortization expense for 2017 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
2017	$4
2018	$6
2019	$6
2020	$6
2021	$4
2022	$2

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At September 30, 2017, the Corporation had accrued obligations of $119 million for probable environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately three times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2016, the Corporation had accrued obligations of $145 million for probable environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites.

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

Each quarter, the Corporation reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

resolution costs. UCC management considers all these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2017 activity, it was determined that no adjustment to the accrual was required at September 30, 2017.

The Corporation’s asbestos-related liability for pending and future claims and defense and processing costs was $1,398 million at September 30, 2017, and approximately 15 percent of the recorded liability related to pending claims and approximately 85 percent related to future claims.

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

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes and after-tax balances of each component of accumulated other comprehensive loss for the nine months ended September 30, 2017 and 2016:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and Other Postretire Benefits	Accum Other Comp Loss
In millions
Balance at Jan 1, 2016	$(61)	$(1,167)	$(1,228)
Amounts reclassified from accumulated other comprehensive income	—	32	32
Net other comprehensive income	—	32	32
Balance at Sep 30, 2016	$(61)	$(1,135)	$(1,196)

Balance at Jan 1, 2017	$(62)	$(1,258)	$(1,320)
Other comprehensive income before reclassifications	1	—	1
Amounts reclassified from accumulated other comprehensive income	3	36	39
Net other comprehensive income	4	36	40
Balance at Sep 30, 2017	$(58)	$(1,222)	$(1,280)

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

The tax effects on the net activity related to each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016 were as follows:

Tax Benefit	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Pension and other postretirement benefits	$6	$6	$22	$20

A summary of the reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2017 and 2016 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	Three Months Ended		Nine Months Ended		Consolidated Statements of Income Classification
	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
In millions
Cumulative translation adjustments	$—	$—	$3	$—	See (1) below
Pension and other postretirement benefits	18	17	58	52	See (2) below
Tax benefit	(6)	(6)	(22)	(20)	See (3) below
After-tax	12	11	36	32
Total reclassifications for the period, after-tax	$12	$11	$39	$32

1.	"Sundry income (expense) - net."

2.	Included in the computation of net periodic benefit cost of the Corporation's pension and other postretirement plans. See Note 9 for additional information.

3.	"Provision for income taxes."

NOTE 9 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Defined Benefit Pension Plans:
Service cost	$10	$9	$28	$27
Interest cost	33	33	97	99
Expected return on plan assets	(56)	(54)	(166)	(162)
Amortization of net loss	20	19	62	57
Net periodic benefit cost	$7	$7	$21	$21

Other Postretirement Benefits:
Interest cost	$2	$2	$6	$6
Amortization of net gain	(2)	(2)	(4)	(5)
Net periodic benefit cost	$—	$—	$2	$1

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 10 - FINANCIAL INSTRUMENTS
Investments
The Corporation's investments in marketable securities are classified as available-for-sale. Proceeds from sales of available-for-sale securities were $2 million for the nine-month period ended September 30, 2017 ($2 million in proceeds from the maturity of marketable securities for the nine-month period ended September 30, 2016).

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

Fair Value of Financial Instruments	Sep 30, 2017				Dec 31, 2016
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$9	$—	$—	$9	$7	$—	$—	$7
Debt securities [1]	$—	$—	$—	$—	$2	$—	$—	$2
Long-term debt including debt due within one year	$(475)	$—	$(134)	$(609)	$(476)	$—	$(95)	$(571)
1. Marketable securities are included in "Other investments" in the consolidated balance sheets.

For all other financial instruments, cost approximates fair value.

NOTE 11 - RELATED PARTY TRANSACTIONS
The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s intercompany pricing policies. After each quarter, the Corporation and Dow analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in "Sundry income (expense) - net" in the consolidated statements of income. Purchases from that Dow subsidiary were $377 million in the third quarter of 2017 ($379 million in the third quarter of 2016) and $1,213 million in the first nine months of 2017 ($1,011 million in the first nine months of 2016). The increase in purchase costs in the first nine months of 2017 when compared with the same period last year is due to higher feedstock and energy costs.

The Corporation has a master services agreement with Dow whereby Dow provides services including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety and business management for UCC. Under the master services agreement with Dow, general administrative and overhead type services that Dow routinely allocates to various businesses are charged to UCC. The master services agreement cost allocation basis is headcount and includes a 10 percent service fee. This agreement resulted in expense of $8 million in the third quarter of 2017 ($7 million in the third quarter of 2016) and $24 million in the first nine months of 2017 ($21 million in the first nine months of 2016) for general administrative and overhead type services and the 10 percent service fee, included in "Sundry income (expense) - net" in the consolidated statements of income. The remaining activity-based costs were $20 million in the third quarter of 2017 ($19 million in the third quarter of 2016) and $60 million in the first nine months of 2017 ($53 million in the first nine months of 2016), and were included in "Cost of sales" in the consolidated statements of income.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At September 30, 2017, the Corporation had a note receivable of

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

$1.2 billion ($1.4 billion at December 31, 2016) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2017. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries, with cash collateral. At September 30, 2017, $949 million was available under the revolving credit agreement ($947 million at December 31, 2016). The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

On a quarterly basis, the Corporation's Board of Directors reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. In the third quarter of 2017, the Corporation declared and paid a cash dividend of $181 million to Dow; dividends to Dow totaled $531 million in the first nine months of 2017. In the third quarter of 2016, the Corporation declared and paid a cash dividend of $55 million to Dow; dividends to Dow totaled $455 million in the first nine months of 2016.

NOTE 12 - MERGER WITH DUPONT
Effective August 31, 2017, Dow and DuPont completed the previously announced merger of equals transaction contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 (the "Merger Agreement"), by and among Dow, DuPont, DowDuPont, Diamond Merger Sub, Inc. and Orion Merger Sub, Inc. Pursuant to the Merger Agreement, (i) Diamond Merger Sub, Inc. was merged with and into Dow, with Dow surviving the merger as a subsidiary of DowDuPont (the "Diamond Merger") and (ii) Orion Merger Sub, Inc. was merged with and into DuPont, with DuPont surviving the merger as a subsidiary of DowDuPont (the "Orion Merger" and, together with the Diamond Merger, the "Mergers"). Following the consummation of the Mergers, each of Dow and DuPont became subsidiaries of DowDuPont (collectively, the "Merger"). Following the Merger, Dow and DuPont intend to pursue, subject to the receipt of regulatory approvals and approval by the board of directors of DowDuPont ("DowDuPont Board"), the separation of the combined company's agriculture business, specialty products business and materials science business through one or more tax-efficient transactions ("Intended Business Separations").

On August 31, 2017, following the Diamond Merger, Dow requested that the New York Stock Exchange ("NYSE") withdraw the shares of Dow Common Stock from listing on the NYSE and file a Form 25 with the U.S. Securities and Exchange Commission ("SEC") to report that the shares of Dow Common Stock are no longer listed on the NYSE. The shares of Dow Common Stock were suspended from trading on the NYSE prior to the open of trading on September 1, 2017.

On September 12, 2017, DowDuPont announced that the DowDuPont Board and management, with the assistance of independent advisors, completed their comprehensive review of the portfolio composition of the three intended independent companies. The DowDuPont Board unanimously concluded that, in light of knowledge gained since the announcement of the proposed merger of equals, certain targeted adjustments will be made between the materials science and specialty products businesses, which will enhance the competitive advantages of the intended resulting companies. As a result of this change, it is expected that a portion of UCC's business will move to the specialty products business as part of the intended spin-off transactions, and the Corporation does not expect the intended spin-off transactions to have a material impact on the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pursuant to General Instruction H of Form 10-Q "Omission of Information by Certain Wholly-Owned Subsidiaries," this section includes only management's narrative analysis of the results of operations for the nine-month period ended September 30, 2017, the most recent period, compared with the nine-month period ended September 30, 2016, the corresponding period in the preceding fiscal year.

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

RESULTS OF OPERATIONS
Net Sales
Total net sales were $1,215 million in the third quarter of 2017 compared with $1,248 million in the third quarter of 2016, a decrease of 3 percent. Total net sales were $3,835 million in the first nine months of 2017 compared with $3,721 million in the first nine months of 2016, an increase of 3 percent. Net sales to related companies, principally to Dow, and based on market prices for the related products, were $1,184 million in the third quarter of 2017 compared with $1,221 million in the third quarter of 2016, a decrease of 3 percent. Net sales to related companies were $3,722 million in the first nine months of 2017 compared with $3,644 million in the first nine months of 2016, an increase of 2 percent.

Average selling prices increased 5 percent in the third quarter of 2017 compared with the same quarter last year. Price increases across almost all products were primarily driven by tight market supply as a result of hurricane-related supply disruptions, with the largest price increases in polyethylene, ethylene oxide/ethylene glycol ("EO/EG"), oxo alcohols and vinyl acetate monomers. Total sales volume was down 8 percent in the third quarter of 2017 compared with the third quarter of 2016 as a result of hurricane-related production disruptions and the impact of planned maintenance turnarounds. Increases in sales volume in water soluble polymers and glutaraldehydes were more than offset by lower sales volume in electrical and telecommunications, polyethylene, EO/EG, glycol ethers and ethanolamines.

In the first nine months of 2017, average selling prices were up 5 percent with price increases in most products compared with the first nine months of 2016, driven by higher feedstock, energy and other raw material costs and tight market supply as a result of hurricane-related supply disruptions in the third quarter of 2017. Sales volume in the first nine months of 2017 was down 2 percent when compared with the first nine months of 2016. Sales volume increases in vinyl acetate monomers, acrylic monomers and glutaraldehydes were more than offset by lower sales volume in electrical and telecommunications, EO/EG and oxo alcohols.

Cost of Sales
Cost of sales were $991 million in the third quarter of 2017 compared with $957 million in the third quarter of 2016, an increase of 4 percent. Cost of sales increased 12 percent from $2,726 million in the first nine months of 2016 to $3,056 million in the first nine months of 2017. Increases for the three- and nine-month periods ended September 30, 2017, were driven by higher feedstock, energy and other raw material costs as well as increased planned maintenance turnaround spending when compared with the same periods last year, and hurricane-related production and supply disruptions and repair costs in the third quarter of 2017.

Research and Development ("R&D"), Selling, General and Administrative ("SG&A") Expenses
R&D expenses were $4 million in the third quarter of 2017 compared with $5 million in the third quarter of 2016. In the first nine months of 2017, R&D expenses were $14 million, flat when compared with the first nine months of 2016. SG&A expenses were $1 million in the third quarter of 2017 and the third quarter of 2016. In the first nine months of 2017, SG&A expenses were $4 million compared with $5 million in the first nine months of 2016.

Restructuring and Asset Related Charges - Net
In the third quarter of 2017, the Corporation approved restructuring actions that are aligned with DowDuPont’s synergy targets. As a result of these actions, the Corporation recorded a pretax restructuring charge for severance and related benefit costs of $8 million in the third quarter of 2017. The impact of this charge is shown as “Restructuring and asset related charges - net” in the consolidated

Union Carbide Corporation and Subsidiaries

statements of income. See Note 3 to the Consolidated Financial Statements for additional information on the Corporation's restructuring activities.

Equity in Earnings of Nonconsolidated Affiliate
Equity in earnings of a nonconsolidated affiliate was zero in the third quarter of 2017 and the first nine months of 2017, compared with zero in the third quarter of 2016 and $3 million in the first nine months of 2016. On March 16, 2017, UCC entered into a share sale and purchase agreement to sell its ownership interest in Asian Acetyls Co., Ltd. ("ASACCO"), a nonconsolidated affiliate accounted for under the equity method of accounting. ASACCO agreed to purchase all of the shares of registered common stock owned by UCC. On April 24, 2017, the sale was completed for proceeds of $22 million. In the second quarter of 2017, the Corporation recorded a pretax gain of $4 million on the sale, included in "Sundry income (expense) - net" in the consolidated statements of income.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, commissions, charges for management services provided by Dow, interest income, and gains and losses on sales of investments and assets. Sundry income (expense) - net in the third quarter of 2017 was expense of $8 million compared with expense of $10 million in the same quarter last year. In the first nine months of 2017, sundry income (expense) - net was income of $6 million compared with income of $20 million in the first nine months of 2016. Sundry income (expense) - net includes the pretax gains on the sales of land at the Corporation's Texas City, Texas, site in the second quarters of 2016 and 2017.

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

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $6 million in the third quarter of 2017 ($20 million in the first nine months of 2017) compared with $7 million in the third quarter of 2016 ($18 million in the first nine months of 2016).

Provision for Income Taxes
The Corporation reported a tax provision of $152 million in the third quarter of 2017, which resulted in an effective tax rate of 77.6 percent. This compared with a tax provision of $82 million in the third quarter of 2016, which resulted in an effective tax rate of 30.6 percent. In the first nine months of 2017, the Corporation reported a tax provision of $337 million, which resulted in an effective tax rate of 45.8 percent. This compared with a tax provision of $380 million in the first nine months of 2016, which resulted in an effective tax rate of 38.8 percent. The effective tax rate fluctuates based on, among other factors, where income is earned, dividends received from investments in related companies and the level of income relative to tax credits available. The effective tax rate for the third quarter of 2017 was impacted by a deferred gain related to the sale of stock between UCC and Dow in 2014. The gain on the transaction was deferred for tax purposes, but with the activities that were executed in anticipation of the intended separation of DowDuPont into three publicly traded companies, the gain became taxable, resulting in a charge to the tax provision of $97 million. In the second quarter of 2016, the Corporation adjusted the reserve for uncertain tax positions for a tax matter regarding the historical change in the legal ownership structure of a former nonconsolidated affiliate, resulting in a charge to the tax provision of $57 million. See Note 4 to the Consolidated Financial Statements for additional information.

Net Income Attributable to UCC
The Corporation reported net income of $44 million in the third quarter of 2017 compared with $186 million in the third quarter of 2016. Net income in the first nine months of 2017 was $399 million compared with $599 million in the first nine months of 2016.

Capital Expenditures
Capital spending in the third quarter of 2017 was $47 million ($145 million in the first nine months of 2017) compared with $55 million in the third quarter of 2016 ($173 million in the first nine months of 2016), reflecting spending for U.S. Gulf Coast and site infrastructure projects in both years.

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

Asbestos-Related Claim Activity	2017	2016
Claims unresolved at Jan 1	16,141	18,778
Claims filed	5,598	5,909
Claims settled, dismissed or otherwise resolved	(6,560)	(7,052)
Claims unresolved at Sep 30	15,179	17,635
Claimants with claims against both UCC and Amchem	(5,544)	(6,444)
Individual claimants at Sep 30	9,635	11,191

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

For additional information see Asbestos-Related Matters in Note 7 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at September 30, 2017.

Union Carbide Corporation and Subsidiaries

Dividends
On a quarterly basis, the Corporation's Board of Directors reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution.

In the third quarter of 2017, the Corporation declared and paid a cash dividend of $181 million to Dow; dividends paid to Dow totaled $531 million in the first nine months of 2017. In the third quarter of 2016, the Corporation declared and paid a cash dividend of $55 million to Dow; dividends paid to Dow totaled $455 million in the first nine months of 2016. On November 2, 2017, the UCC Board of Directors approved a dividend to Dow of $72 million, payable on December 22, 2017.

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

Effective August 31, 2017, pursuant to the merger of equals transactions contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017, Dow and E. I. du Pont de Nemours and Company (“DuPont”) each merged with subsidiaries of DowDuPont Inc. and, as a result, Dow and DuPont became subsidiaries of DowDuPont Inc. The Corporation’s internal control over financial reporting continued to operate as designed to support the consolidation of the Corporation into Dow.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
No material developments in asbestos-related matters occurred in the third quarter of 2017. For a current status of asbestos-related matters, see Note 7 to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS
There were no material changes in the Corporation's risk factors in the third quarter of 2017.

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

Date: November 6, 2017
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