Form 10-Q
period 2018-03-31
UNION CARBIDE CORP /NEW/
filed 2018-05-04
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2018

or

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
☐ Yes    ☑ No

At March 31, 2018, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2018

Union Carbide Corporation and Subsidiaries

Throughout this Quarterly Report on Form 10-Q, except as otherwise indicated by the context, the terms "Corporation" or "UCC" as used herein mean Union Carbide Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: "Management's Discussion and Analysis" and "Risk Factors." These forward-looking statements are generally identified by the words or phrases "anticipate," "believe," "estimate," "expect," "future," "intend," "may," "opportunity," "outlook," "plan," "project," "see," "seek," "should," "strategy," "will," "would," "will be," "will continue," "will likely result" and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.

A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Risk Factors" (see Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017). UCC undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2018	Mar 31, 2017
Net trade sales	$32	$57
Net sales to related companies	1,286	1,266
Total net sales	1,318	1,323
Cost of sales	1,092	1,042
Research and development expenses	5	2
Selling, general and administrative expenses	2	2
Restructuring and asset related charges - net	1	—
Sundry income (expense) - net	(8)	(7)
Interest expense and amortization of debt discount	7	7
Income before income taxes	203	263
Provision for income taxes	38	90
Net income attributable to Union Carbide Corporation	$165	$173

Depreciation	$45	$45
Capital expenditures	$44	$50
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2018	Mar 31, 2017
Net income attributable to Union Carbide Corporation	$165	$173
Other comprehensive income, net of tax
Cumulative translation adjustments	—	1
Pension and other postretirement benefit plans	16	12
Total other comprehensive income	16	13
Comprehensive income attributable to Union Carbide Corporation	$181	$186
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2018	Dec 31, 2017
Assets
Current Assets
Cash and cash equivalents	$13	$13
Accounts receivable:
Trade (net of allowance for doubtful receivables 2018: $-; 2017: $-)	20	21
Related companies	963	972
Other	53	50
Income taxes receivable	283	281
Notes receivable from related companies	1,058	1,238
Inventories	269	278
Other current assets	29	35
Total current assets	2,688	2,888
Investments
Investments in related companies	639	639
Other investments	25	25
Noncurrent receivables	63	62
Noncurrent receivables from related companies	53	54
Total investments	780	780
Property
Property	7,345	7,309
Less accumulated depreciation	5,969	5,930
Net property	1,376	1,379
Other Assets
Intangible assets (net of accumulated amortization 2018: $83; 2017: $82)	28	25
Deferred income tax assets	504	511
Deferred charges and other assets	38	36
Total other assets	570	572
Total Assets	$5,414	$5,619
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$24	$28
Notes payable - other	1	—
Long-term debt due within one year	1	1
Accounts payable:
Trade	274	270
Related companies	470	684
Other	11	22
Income taxes payable	61	24
Asbestos-related liabilities - current	132	132
Accrued and other current liabilities	167	174
Total current liabilities	1,141	1,335
Long-Term Debt	474	474
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	1,000	1,054
Asbestos-related liabilities - noncurrent	1,207	1,237
Other noncurrent obligations	154	151
Total other noncurrent liabilities	2,361	2,442
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	138	138
Retained earnings	2,636	2,582
Accumulated other comprehensive loss	(1,336)	(1,352)
Union Carbide Corporation's stockholder's equity	1,438	1,368
Total Liabilities and Equity	$5,414	$5,619
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar 31, 2018	Mar 31, 2017
Operating Activities
Net income attributable to Union Carbide Corporation	$165	$173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52	50
Provision for deferred income tax	2	72
Restructuring and asset related charges - net	1	—
Net periodic pension benefit cost	11	7
Pension contributions	(41)	(161)
Changes in assets and liabilities:
Accounts and notes receivable	(2)	(21)
Related company receivables	189	146
Inventories	9	1
Accounts payable	(5)	7
Related company payables	(218)	(17)
Asbestos-related payments	(30)	(30)
Other assets and liabilities	20	(8)
Cash provided by operating activities	153	219
Investing Activities
Capital expenditures	(44)	(50)
Change in noncurrent receivable from related company	1	1
Proceeds from sales of investments	—	3
Cash used for investing activities	(43)	(46)
Financing Activities
Dividends paid to parent	(111)	(169)
Changes in short-term notes payable	1	—
Cash used for financing activities	(110)	(169)
Summary
Increase in cash and cash equivalents	—	4
Cash and cash equivalents at beginning of year	13	11
Cash and cash equivalents at end of period	$13	$15
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accum. Other Comp Loss	Total Equity
2017
Balance at Jan 1, 2017	$—	$138	$2,980	$(1,320)	$1,798
Net income attributable to Union Carbide Corporation	—	—	173	—	173
Other comprehensive income	—	—	—	13	13
Dividends declared	—	—	(169)	—	(169)
Balance at Mar 31, 2017	$—	$138	$2,984	$(1,307)	$1,815
2018
Balance at Jan 1, 2018	$—	$138	$2,582	$(1,352)	$1,368
Net income attributable to Union Carbide Corporation	—	—	165	—	165
Other comprehensive income	—	—	—	16	16
Dividends declared	—	—	(111)	—	(111)
Balance at Mar 31, 2018	$—	$138	$2,636	$(1,336)	$1,438
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

Effective August 31, 2017, pursuant to the merger of equals transaction contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017, Dow and E. I. du Pont de Nemours and Company ("DuPont") each merged with subsidiaries of DowDuPont Inc. ("DowDuPont") and, as a result, Dow and DuPont became subsidiaries of DowDuPont (the "Merger"). Following the Merger, Dow and DuPont intend to pursue, subject to approval by the board of directors of DowDuPont, the separation of the combined company's agriculture business, specialty products business and materials science business through one or more tax-efficient transactions.

Intercompany transactions and balances are eliminated in consolidation. Transactions with the Corporation’s parent company, Dow, and other subsidiaries of Dow and DowDuPont, have been reflected as related company transactions in the consolidated financial statements. See Note 12 for additional information.

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Significant Accounting Policy Update
In the first quarter of 2018, the Corporation adopted Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" and the associated ASUs (collectively, "Topic 606"). See Notes 2 and 3 for additional information. The Corporation's significant accounting policy for Revenue was updated as a result of the adoption of Topic 606:

Revenue
Substantially all of the Corporation's revenues are generated by sales to Dow. Revenue for product sales to related companies is recognized when the related company obtains control of the product, which occurs either at the time that production is complete or shipped free on board ("FOB") from UCC's manufacturing facility, in accordance with the sales agreement between the Corporation and Dow.

The Corporation recognizes revenue for product sales to trade customers when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Corporation expects to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Corporation determines are within the scope of Topic 606, the Corporation performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

Changes in Financial Statement Presentation
Consolidated Statements of Income
In the third quarter of 2017, the Corporation changed the presentation on the face of the consolidated statements of income to conform with the presentation that was adopted for DowDuPont. “Interest income” has been reclassified to “Sundry income (expense) - net.”

In the first quarter of 2018, the Corporation adopted ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which required retrospective application for the reclassification of net periodic benefit costs, other than the service component, from "Cost of sales" to "Sundry income (expense) - net." See Note 2 for additional information.

The changes to the consolidated statements of income as a result of the Merger and the retrospective adoption of ASU 2017-07 are summarized below:

Summary of Changes to the Consolidated Statements of Income	Three months ended Mar 31, 2017
In millions	As Filed	Updated
Cost of sales	$1,041	$1,042
Sundry income (expense) - net	$(12)	$(7)
Interest income	$4	$—

Consolidated Statements of Cash Flows
In the third quarter of 2017, the Corporation changed the presentation to the consolidated statements of cash flows to conform with the presentation that was adopted for DowDuPont. "Net periodic pension benefit cost" is now separately reported and has been reclassified from "Other assets and liabilities." Prior periods have been updated to conform with the current year presentation and are summarized below:

Summary of Changes to the Consolidated Statements of Cash Flows	Three Months Ended Mar 31, 2017
In millions	As Filed	Updated
Operating Activities
Net periodic pension benefit cost	$—	$7
Other assets and liabilities	$(1)	$(8)

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the first quarter of 2018, the Corporation adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry specific guidance. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In 2015 and 2016, the Financial Accounting Standards Board ("FASB") issued additional ASUs related to Topic 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identification of performance obligations, and accounting for licenses, and included other improvements and practical expedients. The new guidance was effective for annual and interim periods beginning after December 15, 2017. The Corporation elected to adopt the new guidance using the modified retrospective transition method for all contracts not completed as of the date of adoption, which requires the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of retained earnings in the first period of adoption. As a result of adopting the new guidance, there were no adjustments required to retained earnings at the beginning of the first quarter of 2018 and there was no impact on the consolidated financial statements. The comparative periods have not been restated and continue to be accounted for under Accounting Standards Codification ("ASC") 605, "Revenue Recognition." See Notes 1 and 3 for additional disclosures regarding the Corporation's contracts with customers as well as the impact of adopting Topic 606.

In the first quarter of 2018, the Corporation adopted ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption. The adoption of this guidance did not have an impact on the consolidated financial statements.

In the first quarter of 2018, the Corporation adopted ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which amends the requirements related to the income statement presentation of the components of net periodic benefit cost for employer sponsored defined benefit pension and other postretirement benefit plans. Under the new guidance, an entity must disaggregate and present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period, and only the service cost component will be eligible for capitalization. Other components of net periodic benefit cost must be presented separately from the line item(s) that includes the service cost. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Entities were required to use a retrospective transition method to adopt the requirement for separate income statement presentation of the service cost and other components, and a prospective transition method to adopt the requirement to limit the capitalization of benefit cost to the service component. In the first quarter of 2018, the Corporation used a retrospective transition method to reclassify net periodic benefit cost, other than the service component, from "Cost of sales" to "Sundry income (expense) - net" in the consolidated statements of income. See Note 1 for additional information.

Accounting Guidance Issued But Not Adopted at March 31, 2018
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases with lease terms of more than twelve months and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from current U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance issued in 2014 (ASU 2014-09). The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, using a modified retrospective approach, and early adoption is permitted. The Corporation has a team in place to evaluate the new guidance, is in the process of implementing a software solution and is developing business processes and controls around leases to meet the new accounting and disclosure requirements upon adoption in the first quarter of 2019.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

of 2017, which was enacted on December 22, 2017, and requires certain disclosures about stranded tax effects. An entity has the option of applying the new guidance at the beginning of the period of adoption or retrospectively to each period (or periods) in which the tax effects related to items remaining in accumulated other comprehensive income are recognized. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted, including adoption in an interim period for reporting periods in which the financial statements have not yet been issued. The Corporation is currently evaluating the impact of adopting this guidance.

NOTE 3 - REVENUE
Substantially all of the Corporation's revenues are generated by intercompany sales to Dow. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s intercompany pricing policies. Approximately 98 percent of the Corporation's sales in the first quarter of 2018 related to sales of product (99 percent in the first quarter of 2017); the remaining 2 percent related to the licensing of patents and technology (1 percent in the first quarter of 2017). The Corporation sells its products to Dow to simplify the customer interface process.

Substantially all product sale contracts are short-term in nature and have original expected durations of one year or less. Revenue from product sales is recognized when Dow or the customer obtains control of the Corporation’s product, which occurs at a point in time, typically at the time production is complete or product is shipped FOB from UCC’s manufacturing facility for sales to Dow, or upon shipment for sales to trade customers. The Corporation’s payment terms are on average 40 to 60 days after invoicing. All shipping and handling activities that occur after control transfers to the customer are considered fulfillment activities. Certain long-term contracts include a series of distinct goods that are delivered continuously to the customer through a pipeline. For these types of product sales, the Corporation invoices the customer in an amount that directly corresponds with the value to the customer of the Corporation’s performance to date. As a result, revenue is recognized based on the amount billable to the customer in accordance with the right to invoice practical expedient.
The transaction price for product sales includes estimates for the most likely amount of consideration to which the Corporation will be entitled based on historical award experience and the Corporation’s best judgment at the time. Taxes collected and remitted to governmental authorities are excluded from the transaction price. For contracts with multiple performance obligations, the Corporation allocates the transaction price to each performance obligation on the basis of relative standalone selling price, which is based on the price charged to customers or estimated using the expected cost plus margin method.

Revenue related to the initial licensing of patents and technology is recognized when the performance obligation is satisfied. Revenue related to sales-based royalties to which the Corporation expects to be entitled is estimated based on historical sales.

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties, and are realized when the associated revenue is recognized under the contract with remaining contract terms that range up to 23 years. The Corporation will have rights to future consideration for revenue recognized when product is delivered to the customer. The balance of contract liabilities at March 31, 2018 and December 31, 2017 was $43 million and was included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets.
The Corporation disaggregates its revenue from contracts with customers by type of customer (sales to related parties and sales to trade customers) as presented on the consolidated statements of income and believes this disaggregation best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. Substantially all of the product sales are made to the parent entity, Dow, and there are no unique economic factors that affect revenue recognition and cash flows associated with these product sales.

NOTE 4 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
In September 2017, the Corporation approved restructuring actions that are aligned with DowDuPont’s synergy targets. As a result of these actions, the Corporation recorded a pretax restructuring charge for severance and related benefit costs of $8 million in the third quarter of 2017. In November 2017, the Corporation approved additional restructuring actions in connection with the restructuring program. A pretax restructuring charge for severance and related benefit costs of $2 million was recorded in the fourth quarter of 2017, as well as charges of $62 million for the write-off and write-down of manufacturing and facility related assets at multiple UCC sites, including a steam unit in Institute, West Virginia.

In addition to actions taken in 2017, the Corporation recorded a pretax charge of $1 million in the first quarter of 2018 for additional restructuring charges for severance and related benefit costs. At March 31, 2018, severance of $5 million had been paid, leaving

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

a liability of $6 million. The impact of this charge is shown as “Restructuring and asset related charges - net” in the consolidated statements of income. These actions are expected to be substantially completed by September 30, 2019.

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

NOTE 5 - INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves towards a territorial system. At March 31, 2018, the Corporation had not completed its accounting for the tax effects of The Act; however, as described below, the Corporation made reasonable estimates of the effects on its existing deferred tax balances and the one-time transition tax. In accordance with Staff Accounting Bulletin 118, income tax effects of The Act may be refined upon obtaining, preparing, or analyzing additional information during the measurement period and such changes could be material. During the measurement period, provisional amounts may also be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017, by U.S. regulatory and standard-setting bodies.

•
As a result of The Act, the Corporation remeasured its U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. However, the Corporation is still analyzing certain aspects of The Act and refining its calculations. Adjustments in the first quarter of 2018 were insignificant. To date, the provisional amount recorded related to the remeasurement of the Corporation’s deferred tax balance was $250 million, recorded as a charge to “Provision for income taxes."

•
The Act requires a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits (“E&P”), which results in a one-time transition tax. As a result, the provisional amount recorded for the transition tax liability for its foreign subsidiaries was insignificant at March 31, 2018. The Corporation has not yet completed its calculation of the total post-1986 foreign E&P for its foreign subsidiaries as E&P will not be finalized until the DowDuPont federal income tax return is filed.

•
The Corporation recorded an indirect impact of The Act related to prepaid tax on intercompany sales of inventory. The amount related to the inventory was $2 million, recorded as a charge to "Provision for income taxes" in the first quarter of 2018.

•
For tax years beginning after December 31, 2017, The Act introduces new provisions for U.S. taxation of certain global intangible low-taxed income ("GILTI"). The Company is evaluating the policy election on whether the additional liability will be recorded in the period in which it is incurred or recognized for the basis differences that would be expected to reverse in future years.

In the first quarter of 2018, a settlement was reached for a tax matter regarding fees paid to the Corporation by a foreign nonconsolidated affiliate. As a result, the Corporation recorded an increase of $40 million to "Income taxes receivable" and "Income taxes payable" in the consolidated balance sheets. There was no impact to the consolidated statements of income.

The Corporation is included in Dow's consolidated federal income tax group and consolidated tax return. Current and deferred tax expenses are calculated for the Corporation as a stand-alone group and are allocated to the group from the consolidated totals, consistent with the Dow-UCC Tax Sharing Agreement. UCC is currently under examination in a number of tax jurisdictions, including the U.S. federal and various state jurisdictions. It is reasonably possible that these examinations may be resolved in the next twelve months. The impact on the Corporation’s results of operations is not expected to be material.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 6 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Mar 31, 2018	Dec 31, 2017
In millions
Finished goods	$214	$222
Work in process	44	47
Raw materials	44	48
Supplies	77	73
Total	$379	$390
Adjustment of inventories to a LIFO basis	(110)	(112)
Total inventories	$269	$278

NOTE 7 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	Mar 31, 2018			Dec 31, 2017
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and developed technology	$33	$(33)	$—	$33	$(33)	$—
Software	78	(50)	28	74	(49)	25
Total intangible assets	$111	$(83)	$28	$107	$(82)	$25

Total estimated amortization expense for 2018 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
2018	$6
2019	$7
2020	$7
2021	$5
2022	$3
2023	$1

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At March 31, 2018, the Corporation had accrued obligations of $115 million for probable environmental remediation and restoration costs, including $17 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately three times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2017, the Corporation had accrued obligations of $114 million for probable environmental remediation and restoration costs, including $19 million for the remediation of Superfund sites.

Litigation
The Corporation is involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters, including, but not limited to: product liability; trade regulation; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts; taxes; and commercial disputes.

Asbestos-Related Matters
A summary of asbestos-related matters can be found in Note 14 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Based on the December 2017 Ankura review and the Corporation's own review of the data, the Corporation's total asbestos-related liability through the terminal year of 2049, including asbestos-related defense and processing costs, was $1,369 million at December 31, 2017, and was included in “Asbestos-related liabilities - current” and “Asbestos-related liabilities - noncurrent” in the consolidated balance sheets.

Each quarter, the Corporation reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers all these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2018 activity, it was determined that no adjustment to the accrual was required at March 31, 2018.

The Corporation’s asbestos-related liability for pending and future claims and defense and processing costs was $1,339 million at March 31, 2018, and approximately 16 percent of the recorded liability related to pending claims and approximately 84 percent related to future claims.

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

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes and after-tax balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and Other Postretire Benefits	Accum Other Comp Loss
In millions
Balance at Jan 1, 2017	$(62)	$(1,258)	$(1,320)
Other comprehensive income before reclassifications	1	—	1
Amounts reclassified from accumulated other comprehensive loss	—	12	12
Net other comprehensive income	1	12	13
Balance at Mar 31, 2017	$(61)	$(1,246)	$(1,307)

Balance at Jan 1, 2018	$(59)	$(1,293)	$(1,352)
Amounts reclassified from accumulated other comprehensive loss	—	16	16
Net other comprehensive income	—	16	16
Balance at Mar 31, 2018	$(59)	$(1,277)	$(1,336)

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

The tax effects on the net activity related to each component of other comprehensive loss for the three months ended March 31, 2018 and 2017 were as follows:

Tax Benefit	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Pension and other postretirement benefit plans	$6	$8

A summary of the reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	Three Months Ended		Consolidated Statements of Income Classification
	Mar 31, 2018	Mar 31, 2017
In millions
Pension and other postretirement benefit plans	$22	$20	See (1) below
Tax benefit	(6)	(8)	See (2) below
After tax	$16	$12

1.	Included in the computation of net periodic benefit cost of the Corporation's pension and other postretirement plans. See Note 10 for additional information.

2.	"Provision for income taxes."

NOTE 10 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
The following table provides the components of the Corporation's net periodic benefit cost for all significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Defined Benefit Pension Plans:
Service cost	$10	$9
Interest cost	32	32
Expected return on plan assets	(55)	(55)
Amortization of net loss	24	21
Net periodic benefit cost	$11	$7

Other Postretirement Benefits:
Interest cost	$2	$2
Amortization of net gain	(2)	(1)
Net periodic benefit cost	$—	$1

On January 1, 2018, the Corporation adopted ASU 2017-07, which impacted the presentation of the components of net periodic benefit cost in the consolidated statements of income. Net periodic benefit cost, other than the service cost component, are included in "Sundry income (expense) - net" in the consolidated statements of income. See Notes 1 and 2 for additional information.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 11 - FAIR VALUE MEASUREMENTS
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

The following table summarizes the fair value of the Corporation's financial instruments at March 31, 2018 and December 31, 2017:

Fair Value of Financial Instruments	Mar 31, 2018				Dec 31, 2017
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$9	$—	$—	$9	$9	$—	$—	$9
Long-term debt including debt due within one year	$(475)	$—	$(111)	$(586)	$(475)	$—	$(129)	$(604)
1. Money market fund is included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

Cost approximates fair value for all other financial instruments.

NOTE 12 - RELATED PARTY TRANSACTIONS
The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s intercompany pricing policies. After each quarter, the Corporation and Dow analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in "Sundry income (expense) - net" in the consolidated statements of income. Purchases from that Dow subsidiary were $433 million in the first quarter of 2018 ($430 million in the first quarter of 2017).

The Corporation has a master services agreement with Dow whereby Dow provides services including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety and business management for UCC. Under the master services agreement with Dow, general administrative and overhead type services that Dow routinely allocates to various businesses are charged to UCC. The master services agreement cost allocation basis is headcount and includes a 10 percent service fee. This agreement resulted in expense of $7 million in the first quarter of 2018 ($8 million in the first quarter of 2017) for general administrative and overhead type services and the 10 percent service fee, included in "Sundry income (expense) - net" in the consolidated statements of income. The remaining activity-based costs were $22 million in the first quarter of 2018 ($17 million in the first quarter of 2017), and were included in "Cost of sales" in the consolidated statements of income.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At March 31, 2018, the Corporation had a note receivable of $1.0 billion ($1.2 billion at December 31, 2017) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2018. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries, with cash collateral. At March 31, 2018, $949 million was available under the revolving credit agreement ($949 million at December 31, 2017). The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

On a quarterly basis, the Corporation's Board of Directors reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. In the first quarter of 2018, the Corporation declared and paid a cash dividend of $111 million to Dow. In the first quarter of 2017, the Corporation declared and paid a cash dividend of $169 million to Dow.

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pursuant to General Instruction H of Form 10-Q "Omission of Information by Certain Wholly-Owned Subsidiaries," this section includes only management's narrative analysis of the results of operations for the three-month period ended March 31, 2018, the most recent period, compared with the three-month period ended March 31, 2017, the corresponding period in the preceding fiscal year.

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

Dow conducts its worldwide operations through principal product groups. Union Carbide Corporation’s (the "Corporation" or "UCC") business activities comprise components of Dow’s principal product groups rather than stand-alone operations. Because there are no separable reportable business segments for UCC and no detailed business information is provided to a chief operating decision maker regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment.

RESULTS OF OPERATIONS
Net Sales
Total net sales were $1,318 million in the first quarter of 2018, down slightly compared with $1,323 million in the first quarter of 2017. Net sales to related companies, principally to Dow, and based on market prices for the related products, were $1,286 million in the first quarter of 2018 compared with $1,266 million in the first quarter of 2017, an increase of 2 percent.

Average selling prices increased 5 percent in the first quarter of 2018 compared with the same quarter last year. Price increases across almost all products were primarily driven by higher feedstock and other raw material costs, with the largest price increases in polyethylene and oxo alcohols. Total sales volume was down 5 percent in the first quarter of 2018 compared with the first quarter of 2017 as a result of weather-related events on the U.S. Gulf Coast and the impact of planned maintenance turnarounds. Increases in sales volume in electrical and telecommunications, polyethylene and oxo alcohols were more than offset by lower sales volume in acrylic monomers, ethyleneamines and ethanolamines.

Cost of Sales
Cost of sales were $1,092 million in the first quarter of 2018 compared with $1,042 million in the first quarter of 2017, an increase of 5 percent. Increases for the three-month period ended March 31, 2018 when compared with the same period last year, were driven by higher feedstock and other raw material costs, costs associated with weather-related events on the U.S. Gulf Coast and increased planned maintenance turnaround spending, which more than offset the impact of decreased sales volume.

Research and Development ("R&D"), Selling, General and Administrative ("SG&A") Expenses
R&D expenses were $5 million in the first quarter of 2018 compared with $2 million in the first quarter of 2017. SG&A expenses were $2 million in the first quarter of 2018 and 2017.

Restructuring and Asset Related Charges - Net
In the first quarter of 2018, the Corporation recorded a pretax charge of $1 million for additional severance and related benefit costs, aligned with the DowDuPont synergy targets. The impact of this charge is shown as “Restructuring and asset related charges - net” in the consolidated statements of income. See Note 4 to the Consolidated Financial Statements for additional information on the Corporation's restructuring activities.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, commissions, charges for management services provided by Dow, interest income, non-operating pension and other postretirement benefit plan credits or costs, and losses on sales of investments and assets. Sundry income (expense) - net in the first quarter of 2018 was expense of $8 million compared with expense of $7 million in the same quarter last year.

Union Carbide Corporation and Subsidiaries

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $7 million in the first quarter of 2018 compared with $7 million in the first quarter of 2017.

Provision for Income Taxes
The Corporation reported a tax provision of $38 million in the first quarter of 2018, which resulted in an effective tax rate of 18.7 percent. This compared with a tax provision of $90 million in the first quarter of 2017, which resulted in an effective tax rate of 34.2 percent. The effective tax rate fluctuates based on, among other factors, where income is earned. The tax rate in the first quarter of 2018 reflects the change in the corporate income tax rate as a result of the Tax Cuts and Jobs Act that was enacted on December 22, 2017, which reduced the U.S. federal tax rate from 35 percent to 21 percent, as well as a deduction in the U.S. related to certain sales to foreign customers.

Net Income Attributable to UCC
The Corporation reported net income of $165 million in the first quarter of 2018 compared with $173 million in the first quarter of 2017.

Capital Expenditures
Capital spending in the first quarter of 2018 was $44 million compared with $50 million in the first quarter of 2017, reflecting spending for U.S. Gulf Coast and site infrastructure projects in both years.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 10-K") describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The Corporation’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2017 10-K. Since December 31, 2017, there have been no material changes in the Corporation’s accounting policies that are impacted by judgments, assumptions and estimates.

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

Asbestos-Related Claim Activity	2018	2017
Claims unresolved at Jan 1	15,427	16,141
Claims filed	1,932	1,907
Claims settled, dismissed or otherwise resolved	(3,026)	(1,566)
Claims unresolved at Mar 31	14,333	16,482
Claimants with claims against both UCC and Amchem	(5,148)	(5,779)
Individual claimants at Mar 31	9,185	10,703

Plaintiffs' lawyers often sue numerous defendants in individual lawsuits or on behalf of numerous claimants. As a result, the damages alleged are not expressly identified as to UCC, Amchem or any other particular defendant, even when specific damages

Union Carbide Corporation and Subsidiaries

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

For additional information see Asbestos-Related Matters in Note 8 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at March 31, 2018.

Dividends
On a quarterly basis, the Corporation's Board of Directors reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution.

In the first quarter of 2018, the Corporation declared and paid a cash dividend of $111 million to Dow. In the first quarter of 2017, the Corporation declared and paid a cash dividend of $169 million to Dow. On May 2, 2018, the UCC Board of Directors approved a dividend to Dow of $135 million, payable on June 29, 2018.

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

Union Carbide Corporation and Subsidiaries

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
No material developments in asbestos-related matters occurred in the first quarter of 2018. For a current status of asbestos-related matters, see Note 8 to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS
There were no material changes in the Corporation's risk factors in the first quarter of 2018.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.  EXHIBITS

EXHIBIT NO.	DESCRIPTION

23 *	Ankura Consulting Group, LLC's Consent.
31.1 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

Union Carbide Corporation and Subsidiaries Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION CARBIDE CORPORATION
Registrant

Date: May 4, 2018
	By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Controller and Vice President
of Controllers and Tax
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

	By:	/s/ IGNACIO MOLINA
Ignacio Molina
Vice President, Treasurer and
Chief Financial Officer