Form 10-Q
period 2018-09-30
UNION CARBIDE CORP /NEW/
filed 2018-11-02
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2018

or

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
☐ Yes    ☑ No

At September 30, 2018, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2018

Union Carbide Corporation and Subsidiaries

Throughout this Quarterly Report on Form 10-Q, except as otherwise indicated by the context, the terms "Corporation" or "UCC" as used herein mean Union Carbide Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may appear throughout this report, including without limitation, the section "Management's Discussion and Analysis." These forward-looking statements often address expected future business and financial performance and financial condition, and often contain words or phrases such as "anticipate," "believe," "estimate," "expect," "future," "intend," "may," "opportunity," "outlook," "plan," "project," "see," "seek," "should," "strategy," "target," "will," "would," "will be," "will continue," "will likely result" and similar expressions and variations or negatives of these words. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net trade sales	$39	$31	$105	$113
Net sales to related companies	1,385	1,184	3,998	3,722
Total net sales	1,424	1,215	4,103	3,835
Cost of sales	1,062	994	3,102	3,061
Research and development expenses	4	4	14	14
Selling, general and administrative expenses	1	1	5	4
Restructuring and asset related charges - net	1	8	3	10
Integration and separation costs	1	1	2	1
Sundry income (expense) - net	(12)	(5)	(28)	11
Interest expense and amortization of debt discount	9	6	22	20
Income before income taxes	334	196	927	736
Provision for income taxes	62	152	184	337
Net income attributable to Union Carbide Corporation	$272	$44	$743	$399

Depreciation	$49	$45	$137	$132
Capital expenditures	$73	$47	$174	$145
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net income attributable to Union Carbide Corporation	$272	$44	$743	$399
Other comprehensive income, net of tax
Cumulative translation adjustments	1	1	2	4
Pension and other postretirement benefit plans	16	12	49	36
Total other comprehensive income	17	13	51	40
Comprehensive income attributable to Union Carbide Corporation	$289	$57	$794	$439
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Sep 30, 2018	Dec 31, 2017
Assets
Current Assets
Cash and cash equivalents	$13	$13
Accounts receivable:
Trade (net of allowance for doubtful receivables 2018: $-; 2017: $-)	25	21
Related companies	1,019	972
Other	25	50
Income taxes receivable	326	281
Notes receivable from related companies	1,277	1,238
Inventories	303	278
Other current assets	13	35
Total current assets	3,001	2,888
Investments
Investments in related companies	639	639
Other investments	25	25
Noncurrent receivables	65	62
Noncurrent receivables from related companies	54	54
Total investments	783	780
Property
Property	7,353	7,309
Less accumulated depreciation	5,940	5,930
Net property	1,413	1,379
Other Assets
Intangible assets (net of accumulated amortization 2018: $85; 2017: $82)	27	25
Deferred income tax assets	468	511
Deferred charges and other assets	33	36
Total other assets	528	572
Total Assets	$5,725	$5,619
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$29	$28
Notes payable - other	4	—
Long-term debt due within one year	1	1
Accounts payable:
Trade	265	270
Related companies	571	684
Other	37	22
Income taxes payable	22	24
Asbestos-related liabilities - current	126	132
Accrued and other current liabilities	193	174
Total current liabilities	1,248	1,335
Long-Term Debt	474	474
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	966	1,054
Asbestos-related liabilities - noncurrent	1,164	1,237
Other noncurrent obligations	134	151
Total other noncurrent liabilities	2,264	2,442
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	138	138
Retained earnings	3,156	2,582
Accumulated other comprehensive loss	(1,555)	(1,352)
Union Carbide Corporation's stockholder's equity	1,739	1,368
Total Liabilities and Equity	$5,725	$5,619
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2018	Sep 30, 2017
Operating Activities
Net income attributable to Union Carbide Corporation	$743	$399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157	148
Provision for deferred income tax	28	109
Net gain on sales of property and investments	—	(26)
Net gain on sale of ownership interest in nonconsolidated affiliate	—	(4)
Restructuring and asset related charges - net	3	10
Net periodic pension benefit cost	33	21
Pension contributions	(42)	(162)
Changes in assets and liabilities:
Accounts and notes receivable	25	10
Related company receivables	(86)	104
Inventories	(25)	8
Accounts payable	12	15
Related company payables	(112)	18
Asbestos-related payments	(79)	(92)
Other assets and liabilities	(63)	67
Cash provided by operating activities	594	625
Investing Activities
Capital expenditures	(174)	(145)
Change in noncurrent receivable from related company	—	3
Proceeds from sale of ownership interest in nonconsolidated affiliate	—	22
Proceeds from sales of property	—	18
Proceeds from sales of investments	—	9
Cash used for investing activities	(174)	(93)
Financing Activities
Dividends paid to parent	(423)	(531)
Changes in short-term notes payable	4	2
Payments on long-term debt	(1)	(1)
Cash used for financing activities	(420)	(530)
Summary
Increase in cash and cash equivalents	—	2
Cash and cash equivalents at beginning of year	13	11
Cash and cash equivalents at end of period	$13	$13
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accum. Other Comp Loss	Total Equity
2017
Balance at Jan 1, 2017	$—	$138	$2,980	$(1,320)	$1,798
Net income attributable to Union Carbide Corporation	—	—	399	—	399
Other comprehensive income	—	—	—	40	40
Dividends declared	—	—	(531)	—	(531)
Balance at Sep 30, 2017	$—	$138	$2,848	$(1,280)	$1,706
2018
Balance at Jan 1, 2018	$—	$138	$2,582	$(1,352)	$1,368
Adoption of accounting standard (Note 1)	—	—	254	(254)	—
Net income attributable to Union Carbide Corporation	—	—	743	—	743
Other comprehensive income	—	—	—	51	51
Dividends declared	—	—	(423)	—	(423)
Balance at Sep 30, 2018	$—	$138	$3,156	$(1,555)	$1,739
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

The changes to the consolidated statements of income as a result of the retrospective adoption of ASU 2017-07 are summarized below:

Summary of Changes to the Consolidated Statements of Income	Three Months Ended Sep 30, 2017		Nine Months Ended Sep 30, 2017
In millions	As Filed	Updated	As Filed	Updated
Cost of sales	$991	$994	$3,056	$3,061
Sundry income (expense) - net	$(8)	$(5)	$6	$11

Consolidated Statements of Equity
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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

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

Accounting Guidance Issued But Not Adopted at September 30, 2018
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," and associated ASUs for Topic 842, which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases with lease terms of more than twelve months and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from current U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance issued in 2014 (ASU 2014-09). The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, using a modified retrospective approach, and early adoption is permitted. The Corporation has a cross-functional team in place to evaluate and implement the new guidance. The team continues to review existing lease arrangements and has engaged a third party to assist with the collection of lease data. The Corporation will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption, and prior periods will not be restated. The impact of

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

applying the other practical expedients and accounting policy elections has been evaluated and the Corporation is in the process of documenting the related considerations and decisions. The Corporation is currently implementing a third-party software solution in connection with the adoption of the ASU; however, the system is still being modified to comply with the new guidance. The Corporation continues to enhance accounting systems and update business processes and controls related to the new guidance for leases. Collectively, these activities are expected to facilitate the Corporation's ability to meet the new accounting and disclosure requirements upon adoption in the first quarter of 2019. The Corporation is working to quantify the impact and anticipates that the adoption of the new standard will result in a material increase in lease-related assets and liabilities in the consolidated balance sheets. The impact to the Corporation's consolidated statements of income and cash flows is not expected to be material.

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans," which, as part of the FASB disclosure framework project, removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of certain disclosures and adds new disclosure requirements that are considered relevant for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The new standard is effective for fiscal years ending after December 15, 2020, and early adoption is permitted. The new guidance should be applied on a retrospective basis for all periods presented. The Corporation is currently evaluating the impact of adopting this guidance.

NOTE 3 - REVENUE
Substantially all of the Corporation's revenues are generated by intercompany sales to Dow. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s intercompany pricing policies. Approximately 99 percent of the Corporation's sales for the three and nine months ended September 30, 2018, related to sales of product (99 percent in the three and nine months ended September 30, 2017); the remaining 1 percent related to the licensing of patents and technology. The Corporation sells its products to Dow to simplify the customer interface process.

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

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties, and are realized when the associated revenue is recognized under the contract with remaining contract terms that range up to 22 years. The Corporation will have rights to future consideration for revenue recognized when product is delivered to the customer. The balance of contract liabilities was $42 million at September 30, 2018 ($43 million at December 31, 2017) and was included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets.

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

In addition to actions taken in 2017, the Corporation recorded pretax charges of $1 million in the third quarter of 2018 ($3 million for the first nine months of 2018) for additional restructuring charges for severance and related benefit costs. At September 30, 2018, severance of $8 million had been paid, leaving a liability of $5 million. The impact of this charge was shown as “Restructuring and asset related charges - net” in the consolidated statements of income. These actions are expected to be substantially completed by September 30, 2019.

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

NOTE 5 - INCOME TAXES
On December 22, 2017, The Act was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves towards a territorial system. At September 30, 2018, the Corporation had not completed its accounting for the tax effects of The Act; however, as described below, the Corporation made reasonable estimates of the effects on its existing deferred tax balances and the one-time transition tax. In accordance with Staff Accounting Bulletin 118, income tax effects of The Act may be refined upon obtaining, preparing, or analyzing additional information during the measurement period and such changes could be material. During the measurement period, provisional amounts may also be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017, by U.S. regulatory and standard-setting bodies.

•
As a result of The Act, the Corporation remeasured its U.S. federal deferred tax assets and liabilities based on the income tax rates at which they are expected to reverse in the future, which is generally 21 percent. However, the Corporation is still analyzing certain aspects of The Act and refining its calculations. Adjustments for the three and nine months ended September 30, 2018 were $5 million, recorded as a benefit to "Provision for income taxes" in the consolidated statements of income. To date, the provisional amount recorded related to the remeasurement of the Corporation’s deferred tax balance was $245 million, recorded as a charge to “Provision for income taxes."

•
The Act requires a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits (“E&P”), which results in a one-time transition tax. As a result, the provisional amount recorded for the transition tax liability for its foreign subsidiaries was insignificant at September 30, 2018. The Corporation has not yet completed its calculation of the total post-1986 foreign E&P for its foreign subsidiaries as E&P will not be finalized until the fourth quarter of 2018, after the DowDuPont federal income tax return is filed.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

taxes payable" in the consolidated balance sheets. There was no impact to the consolidated statements of income. In the second quarter of 2018, a payment of $40 million was made for the settlement of the tax matter.

A transaction for the sale of stock between the Corporation and Dow in 2014 created a gain that was initially deferred for tax purposes. This deferred gain became taxable as a result of activities executed in anticipation of the intended separation of DowDuPont into three publicly traded companies. As a result, in the third quarter of 2017, the Corporation increased "Income taxes payable" in the consolidated balance sheets and recorded a charge to "Provision for income taxes" in the consolidated statements of income of $97 million.

The Corporation is included in Dow's consolidated federal income tax group and DowDuPont's consolidated tax return. Current and deferred tax expenses are calculated for the Corporation as a stand-alone group and are allocated to the group from the consolidated totals, consistent with the Dow-UCC Tax Sharing Agreement. UCC is currently under examination in a number of tax jurisdictions, including the U.S. federal and various state jurisdictions. It is reasonably possible that these examinations may be resolved in the next twelve months. The impact on the Corporation’s results of operations is not expected to be material.

NOTE 6 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Sep 30, 2018	Dec 31, 2017
In millions
Finished goods	$262	$222
Work in process	65	47
Raw materials	46	48
Supplies	80	73
Total	$453	$390
Adjustment of inventories to a LIFO basis	(150)	(112)
Total inventories	$303	$278

NOTE 7 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	Sep 30, 2018			Dec 31, 2017
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and developed technology	$33	$(33)	$—	$33	$(33)	$—
Software	79	(52)	27	74	(49)	25
Total intangible assets	$112	$(85)	$27	$107	$(82)	$25

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Total estimated amortization expense for 2018 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
2018	$7
2019	$7
2020	$7
2021	$5
2022	$4
2023	$1

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At September 30, 2018, the Corporation had accrued obligations of $102 million for probable environmental remediation and restoration costs, including $17 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately three times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2017, the Corporation had accrued obligations of $114 million for probable environmental remediation and restoration costs, including $19 million for the remediation of Superfund sites.

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

Each quarter, the Corporation reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers all these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2018 activity, it was determined that no adjustment to the accrual was required at September 30, 2018.

The Corporation’s asbestos-related liability for pending and future claims and defense and processing costs was $1,290 million at September 30, 2018, and approximately 16 percent of the recorded liability related to pending claims and approximately 84 percent related to future claims.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes and after-tax balances of each component of accumulated other comprehensive loss ("AOCL") for the nine months ended September 30, 2018 and 2017:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and Other Postretire Benefits	Total Accum Other Comp Loss
In millions
Balance at Jan 1, 2017	$(62)	$(1,258)	$(1,320)
Other comprehensive income before reclassifications	1	—	1
Amounts reclassified from accumulated other comprehensive loss	3	36	39
Net other comprehensive income	$4	$36	$40
Balance at Sep 30, 2017	$(58)	$(1,222)	$(1,280)

Balance at Jan 1, 2018	$(59)	$(1,293)	$(1,352)
Other comprehensive income before reclassifications	2	—	2
Amounts reclassified from accumulated other comprehensive loss	—	49	49
Net other comprehensive income	$2	$49	$51
Reclassification of stranded tax effects [1]	—	(254)	(254)
Balance at Sep 30, 2018	$(57)	$(1,498)	$(1,555)

1.	Amounts reclassified to retained earnings as a result of the adoption of ASU 2018-02. See Notes 1 and 2 for additional information.

The tax effects on the net activity related to each component of other comprehensive loss for the three and nine months ended September 30, 2018 and 2017 were as follows:

Tax Expense [1]	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Pension and other postretirement benefit plans	$(5)	$(6)	$(15)	$(22)

1.	Prior period amounts were updated to conform with the current year presentation.

A summary of the reclassifications out of AOCL for the three and nine months ended September 30, 2018 and 2017 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	Three Months Ended		Nine Months Ended		Consolidated Statements of Income Classification
	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
In millions
Cumulative translation adjustments	$—	$—	$—	$3	See (1) below
Pension and other postretirement benefit plans	$21	$18	$64	$58	See (2) below
Tax benefit	$(5)	$(6)	$(15)	$(22)	See (3) below
After tax	$16	$12	$49	$36
Total reclassifications for the period, after tax	$16	$12	$49	$39

1.	"Sundry income (expense) - net."

2.
These AOCL components are included in the computation of net periodic benefit cost of the Corporation's defined benefit pension and other postretirement benefit plans. See Note 10 for additional information.

3.	"Provision for income taxes."

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 10 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
A summary of the Corporation's pension plans and other postretirement benefits can be found in Note 16 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017. The following table provides the components of the Corporation's net periodic benefit cost for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Defined Benefit Pension Plans:
Service cost	$10	$10	$30	$28
Interest cost	32	33	96	97
Expected return on plan assets	(55)	(56)	(164)	(166)
Amortization of net loss	24	20	71	62
Net periodic benefit cost	$11	$7	$33	$21

Other Postretirement Benefits:
Interest cost	$2	$2	$5	$6
Amortization of net gain	(3)	(2)	(7)	(4)
Net periodic benefit cost (credit)	$(1)	$—	$(2)	$2

On January 1, 2018, the Corporation adopted ASU 2017-07, which impacted the presentation of the components of net periodic benefit cost in the consolidated statements of income. Net periodic benefit cost, other than the service cost component, was retrospectively reclassified to "Sundry income (expense) - net" in the consolidated statements of income. See Notes 1 and 2 for additional information.

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

The following table summarizes the fair value of the Corporation's financial instruments at September 30, 2018 and December 31, 2017:

Fair Value of Financial Instruments	Sep 30, 2018				Dec 31, 2017
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$9	$—	$—	$9	$9	$—	$—	$9
Long-term debt including debt due within one year	$(475)	$—	$(88)	$(563)	$(475)	$—	$(129)	$(604)
1. Money market fund is included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

Cost approximates fair value for all other financial instruments.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 12 - RELATED PARTY TRANSACTIONS
The Corporation sells its products to Dow to simplify the customer interface process. Products are sold to and purchased from Dow at market-based prices in accordance with the terms of Dow’s intercompany pricing policies. After each quarter, the Corporation and Dow analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a Dow subsidiary and pays a commission to that Dow subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in "Sundry income (expense) - net" in the consolidated statements of income. Purchases from that Dow subsidiary were $407 million in the third quarter of 2018 ($377 million in the third quarter of 2017) and $1,219 million during the first nine months of 2018 ($1,213 million during the first nine months of 2017).

The Corporation has a master services agreement with Dow whereby Dow provides services including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety and business management for UCC. Under the master services agreement with Dow, general administrative and overhead type services that Dow routinely allocates to various businesses are charged to UCC. The master services agreement cost allocation basis is headcount and includes a 10 percent service fee. This agreement resulted in expense of $8 million in the third quarter of 2018 ($8 million in the third quarter of 2017) and $22 million for the first nine months of 2018 ($24 million for the first nine months of 2017) for general administrative and overhead type services and the 10 percent service fee, included in "Sundry income (expense) - net" in the consolidated statements of income. The remaining activity-based costs were $23 million in the third quarter of 2018 ($20 million in the third quarter of 2017) and $67 million in the first nine months of 2018 ($60 million in the first nine months of 2017), and were included in "Cost of sales" in the consolidated statements of income.

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

As part of Dow’s cash management process, UCC is a party to revolving loans with Dow that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At September 30, 2018, the Corporation had a note receivable of $1.3 billion ($1.2 billion at December 31, 2017) from Dow under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with Dow that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures December 30, 2018. Dow may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries, with cash collateral. At September 30, 2018, $948 million was available under the revolving credit agreement ($949 million at December 31, 2017). The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

On a quarterly basis, the Corporation's board of directors reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. In the third quarter of 2018, the Corporation declared and paid a cash dividend of $177 million to Dow; dividends to Dow totaled $423 million in the first nine months of 2018. In the third quarter of 2017, the Corporation declared and paid a cash dividend of $181 million to Dow; dividends to Dow totaled $531 million for the first nine months of 2017.

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

RESULTS OF OPERATIONS
Net Sales
Total net sales were $1,424 million in the third quarter of 2018 compared with $1,215 million in the third quarter of 2017, an increase of 17 percent. Total net sales were $4,103 million for the first nine months of 2018 compared with $3,835 million for the first nine months of 2017, an increase of 7 percent. Net sales to related companies, principally to Dow, and based on market prices for the related products, were $1,385 million in the third quarter of 2018 compared with $1,184 million in the third quarter of 2017, an increase of 17 percent. Net sales to related companies were $3,998 million in the first nine months of 2018 compared with $3,722 million for the first nine months of 2017, an increase of 7 percent.

Average selling prices increased 6 percent in the third quarter of 2018 compared with the same quarter last year. Price increased across most products primarily in response to higher feedstock and other raw material costs and market demand, with the largest price increases in oxo alcohols, ethylene oxide/ethylene glycol ("EO/EG"), glycol ethers and polyethylene. Volume was up 11 percent in the third quarter of 2018 compared with the third quarter of 2017, which was impacted by hurricane-related supply disruptions and planned maintenance turnarounds. Volume increases in electrical and telecommunications, ethanolamines, glycol ethers, EO/EG and oxo alcohols more than offset volume declines in glutaraldehydes, polyethylene and vinyl acetate monomers.

For the first nine months of 2018, average selling prices increased 6 percent compared with the first nine months of 2017, with price increases across most products in response to higher feedstock and other raw material costs, with the largest increases in polyethylene, oxo alcohols, glycol ethers and electrical and telecommunications. Volume for the first nine months of 2018 increased 1 percent compared with the first nine months of 2017. Sales volume was negatively impacted by hurricane-related supply disruptions in the third quarter of 2017, as well as higher planned maintenance turnaround activity in the first nine months of 2017.

Certain countries where the Corporation's products are distributed or sold, principally through sales to Dow, have recently enacted tariffs on certain products, including those manufactured at UCC production facilities. Currently enacted tariffs are not expected to have a material impact on the Corporation's results of operations in 2018.

Cost of Sales
Cost of sales were $1,062 million in the third quarter of 2018 compared with $994 million in the third quarter of 2017, an increase of 7 percent. Cost of sales increased 1 percent from $3,061 million in the first nine months of 2017 to $3,102 million for the first nine months of 2018. Increases in cost of sales for the three- and nine-month periods ended September 30, 2018, were driven by increased sales volume and increased feedstock and other raw material costs which more than offset lower planned maintenance turnaround spending when compared with the same periods last year.

Research and Development ("R&D"), Selling, General and Administrative ("SG&A") Expenses
R&D expenses were $4 million in the third quarter of 2018 and $14 million for the first nine months of 2018, flat compared with the same periods last year. SG&A expenses were $1 million in the third quarter of 2018, flat compared with the third quarter of 2017. For the first nine months of 2018, SG&A expenses were $5 million compared with $4 million in the first nine months of 2017.

Union Carbide Corporation and Subsidiaries

Restructuring and Asset Related Charges - Net
In the third quarter of 2017, the Corporation approved restructuring actions that are aligned with DowDuPont's synergy targets. As a result of these actions, the Corporation recorded a pretax restructuring charge for severance and related benefit costs of $8 million in the third quarter of 2017. In the third quarter of 2018, the Corporation recorded a pretax charge of $1 million ($3 million for the first nine months of 2018) for additional severance and related benefit costs, aligned with the DowDuPont synergy targets. See Note 4 to the Consolidated Financial Statements for additional information on the Corporation's restructuring activities.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as the gains or losses on foreign currency exchange, commissions, charges for management services provided by Dow, interest income, non-operating pension and other postretirement benefit plan credits or costs, and gains and losses on sales of investments and assets. Sundry income (expense) - net in the third quarter of 2018 was expense of $12 million compared with expense of $5 million in the same quarter last year.

For the first nine months of 2018, sundry income (expense) - net was expense of $28 million compared with income of $11 million in the same period last year. In the second quarter of 2017, UCC completed the sale of a parcel of land, which also included terminal assets and ancillary agreements for the supply of energy and site and terminal services, at the Texas City, Texas, manufacturing facility and recorded a pretax gain of $23 million. In the second quarter of 2017, UCC also completed the sale of its ownership interest in Asian Acetyls Co., LTD. ("ASACCO"), a nonconsolidated affiliate accounted for under the equity method of accounting. ASACCO agreed to purchase all of the shares of registered common stock owned by the Corporation and UCC recorded a pretax gain of $4 million on the sale.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $9 million in the third quarter of 2018 compared with $6 million in the third quarter of 2017. For the first nine months of 2018, interest expense and amortization of debt discount was $22 million compared with $20 million in the first nine months of 2017.

Provision for Income Taxes
The Corporation reported a tax provision of $62 million in the third quarter of 2018, which resulted in an effective tax rate of 18.6 percent. This compared with a tax provision of $152 million in the third quarter of 2017, which resulted in an effective tax rate of 77.6 percent. The effective tax rate for the third quarter of 2017 was unfavorably impacted by a deferred gain related to the sale of stock between UCC and Dow in 2014. The gain on the transaction was deferred for tax purposes, but with the restructuring activities that occurred in anticipation of the intended separation of Dow and DuPont into three publicly traded companies, the gain became taxable, resulting in a charge to the tax provision of $97 million. For the first nine months of 2018, the Corporation reported a tax provision of $184 million, which resulted in an effective tax rate of 19.8 percent. This compared with a tax provision of $337 million for the first nine months of 2017, which resulted in an effective tax rate of 45.8 percent. The effective tax rate fluctuates based on, among other factors, where income is earned. The tax rate in the first nine months of 2018 reflects the change in the U.S. federal corporate income tax rate as a result of the Tax Cuts and Jobs Act that was enacted on December 22, 2017, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, as well as a deduction in the U.S. related to certain sales to foreign customers.

Net Income Attributable to UCC
The Corporation reported net income of $272 million in the third quarter of 2018 compared with $44 million in the third quarter of 2017. Net income for the first nine months of 2018 was $743 million compared with $399 million for the first nine months of 2017.

Capital Expenditures
Capital spending in the third quarter of 2018 was $73 million ($174 million for the first nine months of 2018) compared with $47 million in the third quarter of 2017 ($145 million for the first nine months of 2017), reflecting increased spending for U.S. Gulf Coast projects and site infrastructure projects.

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

Asbestos-Related Claim Activity	2018	2017
Claims unresolved at Jan 1	15,427	16,141
Claims filed	5,279	5,598
Claims settled, dismissed or otherwise resolved	(7,861)	(6,560)
Claims unresolved at Sep 30	12,845	15,179
Claimants with claims against both UCC and Amchem	(4,778)	(5,544)
Individual claimants at Sep 30	8,067	9,635

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

For additional information see Asbestos-Related Matters in Note 8 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at September 30, 2018.

Union Carbide Corporation and Subsidiaries

Dividends
On a quarterly basis, the Corporation's board of directors reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, Dow. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution.

In the third quarter of 2018, the Corporation declared and paid a cash dividend of $177 million to Dow; dividends paid to Dow totaled $423 million for the first nine months of 2018. In the third quarter of 2017, the Corporation declared and paid a cash dividend of $181 million to Dow; dividends paid to Dow totaled $531 million for the first nine months of 2017. On November 1, 2018, the UCC Board of Directors approved a dividend to Dow of $130 million, payable on December 21, 2018.

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

Union Carbide Corporation and Subsidiaries

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Litigation
No material developments in asbestos-related matters occurred in the third quarter of 2018. For a current status of asbestos-related matters, see Note 8 to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS
There were no material changes in the Corporation's risk factors in the third quarter of 2018.

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

Date: November 2, 2018
	By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Controller and Vice President
of Controllers and Tax
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

	By:	/s/ IGNACIO MOLINA
Ignacio Molina
Vice President, Treasurer and
Chief Financial Officer