Form 10-Q
period 2019-03-31
UNION CARBIDE CORP /NEW/
filed 2019-05-03
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2019

or

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
☐ Yes    ☑ No

At March 31, 2019, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2019

Union Carbide Corporation and Subsidiaries

Throughout this Quarterly Report on Form 10-Q, except as otherwise indicated by the context, the terms "Corporation" or "UCC" as used herein mean Union Carbide Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may appear throughout this report, including without limitation, the section "Management's Discussion and Analysis." These forward-looking statements often address expected future business and financial performance and financial condition, and often contain words or phrases such as "anticipate," "believe," "estimate," "expect," "future," "intend," "may," "opportunity," "outlook," "plan," "project," "seek," "should," "strategy," "target," "will," "would," "will be," "will continue," "will likely result" and similar expressions and variations or negatives of these words. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.

A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Risk Factors" (see Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018). UCC undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2019	Mar 31, 2018
Net trade sales	$28	$32
Net sales to related companies	1,250	1,286
Total net sales	1,278	1,318
Cost of sales	950	1,092
Research and development expenses	6	5
Selling, general and administrative expenses	2	2
Restructuring and asset related charges - net	1	1
Integration and separation costs	1	—
Sundry income (expense) - net	(12)	(8)
Interest expense and amortization of debt discount	7	7
Income before income taxes	299	203
Provision for income taxes	54	38
Net income attributable to Union Carbide Corporation	$245	$165

Depreciation	$43	$45
Capital expenditures	$60	$44
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2019	Mar 31, 2018
Net income attributable to Union Carbide Corporation	$245	$165
Other comprehensive income, net of tax
Pension and other postretirement benefit plans	15	16
Comprehensive income attributable to Union Carbide Corporation	$260	$181
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2019	Dec 31, 2018
Assets
Current Assets
Cash and cash equivalents	$13	$13
Accounts receivable:
Trade (net of allowance for doubtful receivables 2019: $-; 2018: $-)	22	21
Related companies	872	1,029
Other	28	31
Income taxes receivable	280	330
Notes receivable from related companies	1,437	1,281
Inventories	302	304
Other current assets	13	15
Total current assets	2,967	3,024
Investments
Investments in related companies	238	639
Other investments	22	23
Noncurrent receivables	69	67
Noncurrent receivables from related companies	53	54
Total investments	382	783
Property
Property	7,374	7,430
Less accumulated depreciation	5,925	5,982
Net property	1,449	1,448
Other Assets
Intangible assets (net of accumulated amortization 2019: $86; 2018: $87)	24	25
Operating lease right-of-use assets	100	—
Deferred income tax assets	461	463
Deferred charges and other assets	28	34
Total other assets	613	522
Total Assets	$5,411	$5,777
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$25	$28
Notes payable - other	2	1
Long-term debt due within one year	1	1
Accounts payable:
Trade	249	247
Related companies	391	515
Other	34	39
Operating lease liabilities - current	18	—
Income taxes payable	89	24
Asbestos-related liabilities - current	110	118
Accrued and other current liabilities	150	163
Total current liabilities	1,069	1,136
Long-Term Debt	473	473
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	970	979
Asbestos-related liabilities - noncurrent	1,133	1,142
Operating lease liabilities - noncurrent	82	—
Other noncurrent obligations	141	132
Total other noncurrent liabilities	2,326	2,253
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	138	138
Retained earnings	2,951	3,338
Accumulated other comprehensive loss	(1,546)	(1,561)
Union Carbide Corporation's stockholder's equity	1,543	1,915
Total Liabilities and Equity	$5,411	$5,777
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar 31, 2019	Mar 31, 2018
Operating Activities
Net income attributable to Union Carbide Corporation	$245	$165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49	52
Provision (Credit) for deferred income tax	(1)	2
Restructuring and asset related charges - net	1	1
Net periodic pension benefit cost	13	11
Pension contributions	(1)	(41)
Changes in assets and liabilities:
Accounts and notes receivable	2	(2)
Related company receivables	(40)	189
Inventories	(17)	9
Accounts payable	7	(5)
Related company payables	(124)	(218)
Asbestos-related payments	(17)	(30)
Other assets and liabilities	99	20
Cash provided by operating activities	216	153
Investing Activities
Capital expenditures	(60)	(44)
Change in noncurrent receivable from related company	1	1
Proceeds from sales of investments	2	—
Cash used for investing activities	(57)	(43)
Financing Activities
Dividends paid to parent	(160)	(111)
Changes in short-term notes payable	1	1
Cash used for financing activities	(159)	(110)
Summary
Increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	13	13
Cash and cash equivalents at end of period	$13	$13
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2019	Mar 31, 2018
Common Stock
Balance at beginning and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning and end of period	138	138
Retained Earnings
Balance at beginning of period	3,338	2,582
Net income attributable to Union Carbide Corporation	245	165
Dividends declared	(632)	(111)
Balance at end of period	2,951	2,636
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,561)	(1,352)
Other comprehensive income	15	16
Balance at end of period	(1,546)	(1,336)
Union Carbide Corporation's Stockholder's Equity	$1,543	$1,438
See Notes to the Consolidated Financial Statements.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
The unaudited interim consolidated financial statements of Union Carbide Corporation and its subsidiaries (the "Corporation" or "UCC") were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

The Corporation is a wholly owned subsidiary of The Dow Chemical Company ("TDCC"). In accordance with the accounting guidance for earnings per share, the presentation of earnings per share is not required in financial statements of wholly owned subsidiaries.

The Corporation’s business activities comprise components of TDCC’s global operations rather than stand-alone operations. TDCC conducts its worldwide operations through principal product groups. Because there are no separable reportable business segments for UCC under the accounting guidance related to segment reporting and no detailed business information is provided to a chief operating decision maker regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment.

Effective August 31, 2017, pursuant to the merger of equals transaction contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017, TDCC and its consolidated subsidiaries and E. I. du Pont de Nemours and Company and its consolidated subsidiaries ("DuPont") each merged with subsidiaries of DowDuPont Inc. ("DowDuPont") and, as a result, TDCC and DuPont became subsidiaries of DowDuPont (the "Merger"). Subsequent to the Merger, TDCC and DuPont engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products. Dow Inc. was formed as a wholly owned subsidiary of DowDuPont to serve as a holding company for the materials science business. On April 1, 2019, DowDuPont completed the separation of its materials science business and Dow Inc. became the direct parent company of TDCC. UCC will continue to be a wholly owned subsidiary of TDCC. See Note 3 for additional information.

Intercompany transactions and balances are eliminated in consolidation. Transactions with the Corporation’s parent company, TDCC, and other subsidiaries of TDCC and DowDuPont, have been reflected as related company transactions in the consolidated financial statements. See Note 13 for additional information.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Adoption of Accounting Standards
In the first quarter of 2019, UCC adopted Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)," and associated ASUs related to Topic 842. See Notes 2 and 9 for additional information. UCC added a significant accounting policy for leases as a result of the adoption of Topic 842:

Leases
UCC determines whether a contract contains a lease at contract inception. A contract contains a lease if there is an identified asset and the Corporation has the right to control the asset.

Operating lease right-of-use (“ROU”) assets represent UCC’s right to use an underlying asset for the lease term, and lease liabilities represent UCC’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. UCC uses the incremental borrowing rate (“IBR”) in determining the present value of lease payments, unless the implicit rate is readily determinable. If lease terms include options to extend or terminate the lease, the ROU asset and lease liability are measured based on the reasonably certain decision. Leases with a term of 12 months or less at the commencement date are not recognized on the balance sheet and are expensed as incurred.

UCC has lease agreements with lease and non-lease components, which are accounted for as a single lease component for all classes of leased assets for which UCC is the lessee. Additionally, for certain equipment leases, the portfolio approach is applied to account for the operating lease ROU assets and lease liabilities. In the consolidated statements of income, lease expense for operating lease payments is recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term.

Some leasing arrangements require variable payments that are dependent upon usage or output, or may vary for other reasons, such as insurance or tax payments. Variable lease payments are recognized as incurred and are not presented as part of the ROU asset or lease liability.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the first quarter of 2019, the Corporation adopted ASU 2016-02, "Leases (Topic 842)," and associated ASUs related to Topic 842, which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases, and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from legacy U.S. GAAP but does contain some targeted improvements to align with revenue recognition guidance Topic 606, "Revenue from Contracts with Customers." The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption was permitted.

The Corporation adopted Topic 842 using the modified retrospective transition approach, applying the new standard to leases existing at the date of initial adoption. The Corporation elected to apply the transition requirements at the effective date rather than at the beginning of the earliest comparative period presented with a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, and prior periods were not restated. In addition, the Corporation elected to apply the package of practical expedients permitted under the transition guidance which does not require reassessment of prior conclusions, lease classification and initial direct lease costs. The Corporation did not elect to use the hindsight practical expedient in determining the lease term or assessing impairment of ROU assets. Adoption of the new standard resulted in the recording of lease assets and liabilities of $99 million at January 1, 2019. The difference between the additional lease assets and lease liabilities, net of deferred taxes, was recorded as an adjustment to retained earnings and was not material. The adoption of the new guidance did not have a material impact on the Corporation's consolidated statements of income and had no impact on cash flows. See Note 9 for additional information.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 3 - MERGER WITH DUPONT AND BUSINESS SEPARATION
On April 1, 2019, DowDuPont completed the separation of its materials science business and Dow Inc. became the direct parent company of TDCC. UCC will continue to be a wholly owned subsidiary of TDCC.

In the first quarter of 2019, in anticipation of the business separations, UCC's assets and liabilities aligned with the specialty products business were transferred to TDCC as part of the internal reorganization steps to align TDCC's specialty products business to DowDuPont. In order to align entity ownership under TDCC, UCC distributed shares and assets to TDCC through dividends or asset distributions. As a result, in February 2019, UCC issued to TDCC a dividend of 1,067 shares of common stock of Dow International Holding Company (“DIHC”), a cost method investment. Prior to the distribution, UCC had an 11.9 percent ownership interest in DIHC with the other 88.1 percent owned by TDCC and its other wholly owned subsidiaries. After the dividend, UCC’s investment in DIHC was reduced to 4.4 percent and resulted in a reduction in "Investments in related companies" of $401 million. UCC also transferred, as an asset distribution, the assets and liabilities aligned with the specialty products business for an additional dividend of $71 million to TDCC. The results of these transactions are reflected in “Investments in related companies” and “Retained earnings” in the consolidated balance sheets.

NOTE 4 - REVENUE
Substantially all of the Corporation's revenues are generated by intercompany sales to TDCC. Products are sold to and purchased from TDCC at market-based prices in accordance with the terms of TDCC’s intercompany pricing policies. For the three months ended March 31, 2019 and 2018, approximately 98 percent of the Corporation's revenue related to sales of product; the remaining 2 percent related to the licensing of patents and technology. The Corporation sells its products to TDCC to simplify the customer interface process.

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties, and are realized when the associated revenue is recognized under the contract with remaining contract terms that range up to 22 years. The Corporation will have rights to future consideration for revenue recognized when product is delivered to the customer. The balance of contract liabilities was $41 million at March 31, 2019 ($41 million at December 31, 2018) and was included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets.

The Corporation disaggregates its revenue from contracts with customers by type of customer (sales to related parties and sales to trade customers) as presented in the consolidated statements of income and believes this disaggregation best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. Substantially all of the product sales are made to the parent entity, TDCC, and there are no unique economic factors that affect revenue recognition and cash flows associated with these product sales.

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
In September and November 2017, the Corporation approved restructuring actions that were aligned with DowDuPont’s synergy targets. For the three months ended March 31, 2019, the Corporation recorded pretax restructuring charges of $1 million for severance and related benefit costs ($1 million for the three months ended March 31, 2018). The impact of these charges was shown as “Restructuring and asset related charges - net” in the consolidated statements of income. These actions are expected to be substantially completed by the end of 2019.

The Corporation recorded pretax restructuring charges of $76 million inception-to-date under the restructuring program, consisting of severance and related benefit costs of $14 million, and $62 million for asset write-downs and write-offs of manufacturing and facility related assets at multiple UCC sites, including a steam unit in Institute, West Virginia. At March 31, 2019, severance of $10 million had been paid, leaving a liability of $4 million.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 6 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Mar 31, 2019	Dec 31, 2018
In millions
Finished goods	$241	$264
Work in process	43	45
Raw materials	40	45
Supplies	86	85
Total	$410	$439
Adjustment of inventories to a LIFO basis	(108)	(135)
Total inventories	$302	$304

NOTE 7 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	Mar 31, 2019			Dec 31, 2018
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and developed technology	$33	$(33)	$—	$33	$(33)	$—
Software	77	(53)	24	79	(54)	25
Total intangible assets	$110	$(86)	$24	$112	$(87)	$25

Total estimated amortization expense for 2019 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
2019	$8
2020	$8
2021	$6
2022	$4
2023	$2
2024	$—

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At March 31, 2019, the Corporation had accrued obligations of $100 million for probable environmental remediation and restoration costs, including $18 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s current estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately three times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability. In the second quarter of 2019, as a result of the potential culmination of long standing negotiations with regulators and/or agencies, management will perform a comprehensive review of UCC's environmental matters, and believes that it is reasonably possible that the accrued obligation for environmental obligations may increase by up to $50 million as a result of the review. At December 31, 2018, the Corporation had accrued obligations of $94 million for probable environmental remediation and restoration costs, including $16 million for the remediation of Superfund sites.

Litigation
The Corporation is involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters, including, but not limited to: product liability; trade regulation; governmental regulatory proceedings; health, safety and environmental matters; employment; patents; contracts; taxes; and commercial disputes.

Asbestos-Related Matters
A summary of asbestos-related matters can be found in Note 13 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Based on the December 2018 Ankura review and the Corporation's own review of the data, the Corporation's total asbestos-related liability through the terminal year of 2049, including asbestos-related defense and processing costs, was $1,260 million at December 31, 2018, and was included in “Asbestos-related liabilities - current” and “Asbestos-related liabilities - noncurrent” in the consolidated balance sheets.

Each quarter, the Corporation reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers all these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2019 activity, it was determined that no adjustment to the accrual was required at March 31, 2019.

The Corporation’s asbestos-related liability for pending and future claims and defense and processing costs was $1,243 million at March 31, 2019, and approximately 17 percent of the recorded liability related to pending claims and approximately 83 percent related to future claims.

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

NOTE 9 - LEASES
Operating lease ROU assets are included in "Operating lease right-of-use assets" and finance lease ROU assets are included in "Net property" in the consolidated balance sheets. With respect to lease liabilities, operating lease liabilities are included in "Operating lease liabilities - current" and "Operating lease liabilities - noncurrent," and finance lease liabilities are included in "Long-term debt due within one year" and "Long-Term Debt" in the consolidated balance sheets.

The Corporation routinely leases sales and administrative offices, product and utility production facilities, warehouses and tanks for product storage, motor vehicles, railcars, computers, office machines and equipment. Some leases contain renewal provisions, purchase options and escalation clauses. The terms for these leased assets vary depending on the lease agreement. These leased assets have remaining lease terms that currently range from 1 to 11 years. The Corporation's lease agreements do not contain any material residual value guarantees or restrictive covenants. See Notes 1 and 2 for additional information on leases.

The components of lease cost for operating and finance leases for the three months ended March 31, 2019 were as follows:

Lease Cost	Three Months Ended Mar 31, 2019
In millions
Operating lease cost	$6
Short-term lease cost	7
Total lease cost	$13

The following table provides supplemental cash flow information related to leases:

Other Lease Information	Three Months Ended Mar 31, 2019
In millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at March 31, 2019:

Lease Position	Balance Sheet Classification	Mar 31, 2019
In millions
Right-of-use assets obtained in exchange for lease obligations:
Operating leases [1]		$104
Assets
Operating lease assets	Operating lease right-of-use assets	$100
Finance lease assets	Property	12
Finance lease amortization	Accumulated depreciation	(5)
Total lease assets		$107
Liabilities
Current
Operating	Operating lease liabilities - current	$18
Finance	Long-term debt due within one year	1
Noncurrent
Operating	Operating lease liabilities - noncurrent	82
Finance	Long-Term Debt	6
Total lease liabilities		$107

1.	Includes $99 million related to the adoption of Topic 842. See Note 2 for additional information.

Lease Term and Discount Rate	Mar 31, 2019
Weighted-average remaining lease term
Operating leases	6.9 years
Finance leases	5.3 years
Weighted-average discount rate
Operating leases	4.28%
Finance leases	4.22%

The following table provides the maturities of lease liabilities at March 31, 2019:

Maturities of Lease Liabilities at Mar 31, 2019	Operating Leases	Finance Leases
In millions
2019	$16	$1
2020	19	1
2021	15	1
2022	14	2
2023	13	2
2024 and thereafter	37	1
Total future undiscounted lease payments	$114	$8
Less imputed interest	14	1
Total present value of lease liabilities	$100	$7

At March 31, 2019, the Corporation had an additional lease of approximately $5 million for a rail yard, which has not yet commenced. This lease is expected to commence in late 2019, with a lease term of 10 years.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Future minimum lease payments for leases accounted for under ASC 840, "Leases," with remaining non-cancelable terms in excess of one year were as follows at December 31, 2018:

Minimum Lease Commitments at Dec 31, 2018
In millions
2019	$18
2020	16
2021	14
2022	13
2023	13
2024 and thereafter	37
Total	$111

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes and after-tax balances of each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2019 and 2018:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and Other Postretire Benefits	Total Accum Other Comp Loss
In millions
Balance at Jan 1, 2018	$(59)	$(1,293)	$(1,352)
Amounts reclassified from accumulated other comprehensive loss	—	16	16
Net other comprehensive income	$—	$16	$16
Balance at Mar 31, 2018	$(59)	$(1,277)	$(1,336)

Balance at Jan 1, 2019	$(57)	$(1,504)	$(1,561)
Amounts reclassified from accumulated other comprehensive loss	—	15	15
Net other comprehensive income	$—	$15	$15
Balance at Mar 31, 2019	$(57)	$(1,489)	$(1,546)

The tax effects on the net activity related to each component of other comprehensive loss for the three months ended March 31, 2019 and 2018 were as follows:

Tax Expense [1]	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Pension and other postretirement benefit plans	$(4)	$(6)

1.	Prior period amounts were updated to conform with the current year presentation.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the reclassifications out of AOCL for the three months ended March 31, 2019 and 2018 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	Three Months Ended		Consolidated Statements of Income Classification
	Mar 31, 2019	Mar 31, 2018
In millions
Pension and other postretirement benefit plans	$19	$22	See (1) below
Tax benefit	(4)	(6)	See (2) below
After tax	$15	$16

1.
These AOCL components are included in the computation of net periodic benefit cost of the Corporation's defined benefit pension and other postretirement benefit plans. See Note 11 for additional information.

2.	"Provision for income taxes."

NOTE 11 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
A summary of the Corporation's pension plans and other postretirement benefits can be found in Note 15 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018. The following table provides the components of the Corporation's net periodic benefit cost for all significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Defined Benefit Pension Plans:
Service cost	$9	$10
Interest cost	36	32
Expected return on plan assets	(53)	(55)
Amortization of net loss	21	24
Net periodic benefit cost	$13	$11

Other Postretirement Benefits:
Interest cost	$2	$2
Amortization of net gain	(2)	(2)
Net periodic benefit cost	$—	$—

Net periodic benefit cost, other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income.

NOTE 12 - FAIR VALUE MEASUREMENTS
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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes the fair value of the Corporation's financial instruments at March 31, 2019 and December 31, 2018:

Fair Value of Financial Instruments	Mar 31, 2019				Dec 31, 2018
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$10	$—	$—	$10	$10	$—	$—	$10
Long-term debt including debt due within one year	$(474)	$—	$(90)	$(564)	$(474)	$—	$(67)	$(541)
1. Money market fund is included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

Cost approximates fair value for all other financial instruments.

NOTE 13 - RELATED PARTY TRANSACTIONS
The Corporation sells its products to TDCC to simplify the customer interface process. Products are sold to and purchased from TDCC at market-based prices in accordance with the terms of TDCC’s intercompany pricing policies. After each quarter, the Corporation and TDCC analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a TDCC subsidiary and pays a commission to that TDCC subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in "Sundry income (expense) - net" in the consolidated statements of income. Purchases from that TDCC subsidiary were $334 million in the first quarter of 2019 ($433 million in the first quarter of 2018). The decrease in purchase costs in the first quarter of 2019 when compared with the same period last year was due to lower feedstock and energy costs.

The Corporation has a master services agreement with TDCC whereby TDCC provides services including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety and business management for UCC. Under the master services agreement with TDCC, general administrative and overhead type services that TDCC routinely allocates to various businesses are charged to UCC. The master services agreement cost allocation basis is headcount and includes a 10 percent service fee. This agreement resulted in expense of $6 million in the first quarter of 2019 ($7 million in the first quarter of 2018) for general administrative and overhead type services and the 10 percent service fee, included in "Sundry income (expense) - net" in the consolidated statements of income. The remaining activity-based costs were $23 million in the first quarter of 2019 ($22 million in the first quarter of 2018), and were included in "Cost of sales" in the consolidated statements of income.

Management believes the method used for determining expenses charged by TDCC is reasonable. TDCC provides these services by leveraging its centralized functional service centers to provide services at a cost that management believes provides an advantage to the Corporation.

The monitoring and execution of risk management policies related to interest rate and foreign currency risks, which are based on TDCC’s risk management philosophy, are provided as a service to UCC.

As part of TDCC’s cash management process, UCC is a party to revolving loans with TDCC that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At March 31, 2019, the Corporation had a note receivable of $1.4 billion ($1.3 billion at December 31, 2018) from TDCC under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with TDCC that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures on December 30, 2019. TDCC may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries, with cash collateral. At March 31, 2019, $949 million was available under the revolving credit agreement ($949 million at December 31, 2018). The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

On a quarterly basis, the Corporation's board of directors reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. In the first quarter of 2019, the Corporation declared and paid a cash dividend of $160 million to TDCC. In the first quarter of 2018, the Corporation declared and paid a cash dividend of $111 million to TDCC.

Also, in the first quarter of 2019, in anticipation of the business separation activities to align the specialty products business with DowDuPont, UCC issued a stock dividend to TDCC for 63.4 percent of its ownership in DIHC, a cost method investment, which totaled $401 million. UCC also distributed assets and liabilities aligned with the specialty products business for an additional dividend to TDCC of $71 million. See Note 3 for additional information.

Union Carbide Corporation and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pursuant to General Instruction H(1)(a) and (b) for Form 10-Q "Omission of Information by Certain Wholly-Owned Subsidiaries," the Corporation is filing this Form 10-Q with a reduced disclosure format.

References to "TDCC" refer to The Dow Chemical Company and its consolidated subsidiaries, except as otherwise indicated by the context. Union Carbide Corporation (the "Corporation" or "UCC") has been a wholly owned subsidiary of TDCC since 2001. Effective August 31, 2017, pursuant to the merger of equals transaction contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017, TDCC and E. I. du Pont de Nemours and Company ("DuPont") each merged with subsidiaries of DowDuPont Inc. ("DowDuPont") and, as a result, TDCC and DuPont became subsidiaries of DowDuPont (the "Merger"). Subsequent to the Merger, TDCC and DuPont engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products. Dow Inc. was formed as a wholly owned subsidiary of DowDuPont to serve as a holding company for the materials science business. On April 1, 2019, DowDuPont completed the separation of its materials science business and Dow Inc. became the direct parent company of TDCC. UCC will continue to be a wholly owned subsidiary of TDCC.

TDCC conducts its worldwide operations through principal product groups. UCC's business activities comprise components of TDCC’s principal product groups rather than stand-alone operations. Because there are no separable reportable business segments for UCC and no detailed business information is provided to a chief operating decision maker regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment.

RESULTS OF OPERATIONS
Net Sales
Total net sales were $1,278 million in the first quarter of 2019 compared with $1,318 million in the first quarter of 2018, a decrease of 3 percent. Net sales to related companies, principally to TDCC, and based on market prices for the related products, were $1,250 million in the first quarter of 2019 compared with $1,286 million in the first quarter of 2018, a decrease of 3 percent.

Average selling prices decreased 7 percent in the first quarter of 2019 compared with the same quarter last year. Price decreased primarily in response to lower feedstock and other raw material costs, with price decreases in polyethylene, ethyleneamines, water soluble polymers and glutaraldehydes more than offsetting price increases in glycol ethers, vinyl acetate monomers and oxo alcohols. Volume was up 4 percent in the first quarter of 2019 compared with the first quarter of 2018, as a result of weather-related events on the U.S. Gulf Coast in the first quarter of 2018. Volume increases in ethyleneamines, oxo alcohols, water soluble polymers and vinyl acetate monomers more than offset volume declines in polyethylene.

Cost of Sales
Cost of sales was $950 million in the first quarter of 2019 compared with $1,092 million in the first quarter of 2018, a decrease of 13 percent. Decreases in cost of sales for the period ended March 31, 2019, were driven by decreases in feedstock and other raw material costs and lower planned maintenance turnaround spending when compared with the same period last year.

Research and Development ("R&D"), Selling, General and Administrative ("SG&A") Expenses
R&D expenses were $6 million in the first quarter of 2019, compared with $5 million in the same period last year. SG&A expenses were $2 million in the first quarter of 2019, flat compared with the first quarter of 2018.

Restructuring and Asset Related Charges - Net
In the first quarter of 2019 and 2018, the Corporation recorded a pretax charge of $1 million for additional severance and related benefit costs, aligned with the DowDuPont synergy targets. See Note 5 to the Consolidated Financial Statements for additional information on the Corporation's restructuring activities.

Union Carbide Corporation and Subsidiaries

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as gains or losses on foreign currency exchange, commissions, charges for management services provided by TDCC, interest income, non-operating pension and other postretirement benefit plan credits or costs, and gains and losses on sales of investments and assets. Sundry income (expense) - net in the first quarter of 2019 was expense of $12 million compared with expense of $8 million in the same quarter last year. The increase in expense was primarily a result of higher pension and other postretirement benefit plan costs in the first quarter of 2019 compared with the same period last year.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $7 million in the first quarter of 2019, flat compared with the first quarter of 2018.

Provision for Income Taxes
The Corporation reported a tax provision of $54 million in the first quarter of 2019, which resulted in an effective tax rate of 18.1 percent. This compared with a tax provision of $38 million in the first quarter of 2018, which resulted in an effective tax rate of 18.7 percent.

Net Income Attributable to UCC
The Corporation reported net income of $245 million in the first quarter of 2019 compared with $165 million in the first quarter of 2018.

Capital Expenditures
Capital spending in the first quarter of 2019 was $60 million compared with $44 million in the first quarter of 2018, reflecting increased spending for U.S. Gulf Coast projects and site infrastructure projects.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 10-K") describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The Corporation’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2018 10-K. Since December 31, 2018, there have been no material changes in the Corporation’s accounting policies that are impacted by judgments, assumptions and estimates.

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

Asbestos-Related Claim Activity	2019	2018
Claims unresolved at Jan 1	12,780	15,427
Claims filed	1,383	1,932
Claims settled, dismissed or otherwise resolved	(1,569)	(3,026)
Claims unresolved at Mar 31	12,594	14,333
Claimants with claims against both UCC and Amchem	(4,509)	(5,148)
Individual claimants at Mar 31	8,085	9,185

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

For additional information see Asbestos-Related Matters in Note 8 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at March 31, 2019.

Dividends
On a quarterly basis, the Corporation's board of directors reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution.

In the first quarter of 2019, the Corporation declared and paid a cash dividend of $160 million to TDCC ($111 million in the first quarter of 2018). Also, in the first quarter of 2019, in anticipation of the business separation activities to align the specialty products business with DowDuPont, UCC issued a stock dividend to TDCC for 63.4 percent of its ownership in DIHC, a cost method investment, which totaled $401 million. UCC also distributed assets and liabilities aligned with the specialty products business for an additional dividend to TDCC of $71 million. On May 1, 2019, the UCC Board of Directors approved a dividend to TDCC of $178 million, payable on June 28, 2019.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted pursuant to General Instruction H of Form 10-Q.

Union Carbide Corporation and Subsidiaries

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

Union Carbide Corporation and Subsidiaries

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Litigation
Asbestos-Related Matters
No material developments in asbestos-related matters occurred in the first quarter of 2019. For a current status of asbestos-related matters, see Note 8 to the Consolidated Financial Statements.

Seadrift, Texas, Facility Matter
On March 5, 2019, UCC received an informal notice that the Environmental Protection Agency ("EPA"), Region 6, was contemplating filing a Notice of Violation with a proposed penalty for alleged violations uncovered during a prior inspection related to the management of hazardous materials at the Seadrift, Texas, manufacturing facility, pursuant to the Risk Management Plan requirements of the Clean Air Act. Discussions between the EPA and UCC are ongoing.

ITEM 1A.  RISK FACTORS
There were no material changes in the Corporation's risk factors in the first quarter of 2019.

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

Date: May 3, 2019
	By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Controller and Vice President
of Controllers and Tax
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

	By:	/s/ IGNACIO MOLINA
Ignacio Molina
Vice President, Treasurer and
Chief Financial Officer