Form 10-Q
period 2019-06-30
UNION CARBIDE CORP /NEW/
filed 2019-07-25
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to___________

Commission File Number: 1-1463

UNION CARBIDE CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-1421730 (I.R.S. Employer Identification No.)

7501 STATE HIGHWAY 185 NORTH, SEADRIFT, TEXAS  77983
(Address of principal executive offices) (Zip Code)
 Registrant's telephone number, including area code:  361-553-2997

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NA	NA	NA

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
☐ Yes    ☑ No

At June 30, 2019, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2019

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

A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Risk Factors" in Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018. UCC undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net trade sales	$47	$34	$75	$66
Net sales to related companies	992	1,327	2,242	2,613
Total net sales	1,039	1,361	2,317	2,679
Cost of sales	902	948	1,852	2,040
Research and development expenses	7	5	13	10
Selling, general and administrative expenses	—	2	2	4
Restructuring and asset related charges - net	1	1	2	2
Integration and separation costs	1	1	2	1
Sundry income (expense) - net	(18)	(14)	(39)	(28)
Interest income	10	6	19	12
Interest expense and amortization of debt discount	7	6	14	13
Income before income taxes	113	390	412	593
Provision for income taxes	3	84	57	122
Net income attributable to Union Carbide Corporation	$110	$306	$355	$471

Depreciation	$42	$43	$85	$88
Capital expenditures	$45	$57	$105	$101
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net income attributable to Union Carbide Corporation	$110	$306	$355	$471
Other comprehensive income, net of tax
Cumulative translation adjustments	—	1	—	1
Pension and other postretirement benefit plans	14	17	29	33
Total other comprehensive income	14	18	29	34
Comprehensive income attributable to Union Carbide Corporation	$124	$324	$384	$505
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2019	Dec 31, 2018
Assets
Current Assets
Cash and cash equivalents	$13	$13
Accounts receivable:
Trade (net of allowance for doubtful receivables 2019: $-; 2018: $-)	53	21
Related companies	754	1,029
Other	25	31
Income taxes receivable	341	330
Notes receivable from related companies	1,386	1,281
Inventories	274	304
Other current assets	31	15
Total current assets	2,877	3,024
Investments
Investments in related companies	238	639
Other investments	22	23
Noncurrent receivables	71	67
Noncurrent receivables from related companies	56	54
Total investments	387	783
Property
Property	7,411	7,430
Less accumulated depreciation	5,961	5,982
Net property	1,450	1,448
Other Assets
Intangible assets (net of accumulated amortization 2019: $88; 2018: $87)	25	25
Operating lease right-of-use assets	95	—
Deferred income tax assets	441	463
Deferred charges and other assets	28	34
Total other assets	589	522
Total Assets	$5,303	$5,777
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$26	$28
Notes payable - other	2	1
Long-term debt due within one year	1	1
Accounts payable:
Trade	258	247
Related companies	444	515
Other	24	39
Operating lease liabilities - current	17	—
Income taxes payable	24	24
Asbestos-related liabilities - current	105	118
Accrued and other current liabilities	154	163
Total current liabilities	1,055	1,136
Long-Term Debt	473	473
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	960	979
Asbestos-related liabilities - noncurrent	1,113	1,142
Operating lease liabilities - noncurrent	78	—
Other noncurrent obligations	136	132
Total other noncurrent liabilities	2,287	2,253
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	138	138
Retained earnings	2,882	3,338
Accumulated other comprehensive loss	(1,532)	(1,561)
Union Carbide Corporation's stockholder's equity	1,488	1,915
Total Liabilities and Equity	$5,303	$5,777
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	Jun 30, 2019	Jun 30, 2018
Operating Activities
Net income attributable to Union Carbide Corporation	$355	$471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99	101
Provision for deferred income tax	15	16
Restructuring and asset related charges - net	2	2
Net periodic pension benefit cost	26	22
Pension contributions	(1)	(41)
Changes in assets and liabilities:
Accounts and notes receivable	(24)	(8)
Related company receivables	129	129
Inventories	11	(4)
Accounts payable	6	(18)
Related company payables	(70)	(221)
Asbestos-related payments	(42)	(59)
Other assets and liabilities	(63)	(44)
Cash provided by operating activities	443	346
Investing Activities
Capital expenditures	(105)	(101)
Change in noncurrent receivable from related company	(3)	(1)
Proceeds from sales of investments	2	—
Cash used for investing activities	(106)	(102)
Financing Activities
Dividends paid to parent	(338)	(246)
Changes in short-term notes payable	1	2
Cash used for financing activities	(337)	(244)
Summary
Increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	13	13
Cash and cash equivalents at end of period	$13	$13
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning and end of period	138	138	138	138
Retained Earnings
Balance at beginning of period	2,951	2,636	3,338	2,582
Adoption of accounting standard (Note 1)	—	254	—	254
Net income attributable to Union Carbide Corporation	110	306	355	471
Dividends declared	(178)	(135)	(810)	(246)
Other	(1)	—	(1)	—
Balance at end of period	2,882	3,061	2,882	3,061
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,546)	(1,336)	(1,561)	(1,352)
Adoption of accounting standard (Note 1)	—	(254)	—	(254)
Other comprehensive income	14	18	29	34
Balance at end of period	(1,532)	(1,572)	(1,532)	(1,572)
Union Carbide Corporation's Stockholder's Equity	$1,488	$1,627	$1,488	$1,627
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

The Corporation’s business activities comprise components of TDCC’s global operations rather than stand-alone operations. TDCC conducts its worldwide operations through global businesses. Because there are no separable reportable business segments for UCC under the accounting guidance related to segment reporting and no detailed business information is provided to a chief operating decision maker regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment.

Effective August 31, 2017, pursuant to the merger of equals transaction contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017, TDCC and its consolidated subsidiaries and E. I. du Pont de Nemours and Company and its consolidated subsidiaries ("Historical DuPont") each merged with subsidiaries of DowDuPont Inc. ("DowDuPont") and, as a result, TDCC and Historical DuPont became subsidiaries of DowDuPont (the "Merger"). Subsequent to the Merger, TDCC and Historical DuPont engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products. Dow Inc. was formed as a wholly owned subsidiary of DowDuPont to serve as a holding company for the materials science business. On April 1, 2019, DowDuPont completed the separation of its materials science business and Dow Inc. became the direct parent company of TDCC. UCC will continue to be a wholly owned subsidiary of TDCC. See Note 3 for additional information.

Intercompany transactions and balances are eliminated in consolidation. Transactions with the Corporation’s parent company, TDCC, and other subsidiaries of TDCC, have been reflected as related company transactions in the consolidated financial statements. See Note 13 for additional information.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Adoption of Accounting Standards
In the first quarter of 2019, UCC adopted Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)," and associated ASUs (collectively, "Topic 842"). See Notes 2 and 9 for additional information. UCC added a significant accounting policy for leases as a result of the adoption of Topic 842:

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

In the second quarter of 2018, the Corporation adopted ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which resulted in a $254 million increase to retained earnings due to the reclassification from accumulated other comprehensive loss for the effect of the federal corporate income tax rate change as a result of the Tax Cuts and Jobs Act of 2017 on the Corporation's pension plans. This reclassification is reflected in the "Adoption of accounting standard" line in the consolidated statements of equity.

Changes in Consolidated Statements of Income Presentation
In the second quarter of 2019, the Corporation made a change to separately report "Interest income" which had previously been included in "Sundry income (expense) - net" in the consolidated statements of income.

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

The Corporation adopted Topic 842 using the modified retrospective transition approach, applying the new standard to leases existing at the date of initial adoption. The Corporation elected to apply the transition requirements at the effective date rather than at the beginning of the earliest comparative period presented with a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, and prior periods were not restated. In addition, the Corporation elected to apply the package of practical expedients permitted under the transition guidance which does not require reassessment of prior conclusions, lease

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

classification and initial direct lease costs. The Corporation did not elect to use the hindsight practical expedient in determining the lease term or assessing impairment of ROU assets. Adoption of the new standard resulted in the recording of operating lease ROU assets and lease liabilities of $99 million at January 1, 2019. The difference between the additional operating lease ROU assets and lease liabilities, net of deferred taxes, was recorded as an adjustment to retained earnings and was not material. The adoption of the new guidance did not have a material impact on the Corporation's consolidated statements of income and had no impact on cash flows. See Note 9 for additional information.

NOTE 3 - BUSINESS SEPARATION
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

NOTE 4 - REVENUE
Substantially all of the Corporation's revenues are generated by intercompany sales to TDCC. Products are sold to and purchased from TDCC at market-based prices in accordance with the terms of TDCC’s intercompany pricing policies. Approximately 99 percent of the Corporation's revenue for the three and six months ended June 30, 2019, related to sales of product (99 percent for the three and six months ended June 30, 2018); the remaining 1 percent primarily related to the licensing of patents and technology. The Corporation sells its products to TDCC to simplify the customer interface process.

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties, and are realized when the associated revenue is recognized under the contract with remaining contract terms that range up to 22 years. The Corporation will have rights to future consideration for revenue recognized when product is delivered to the customer. The balance of contract liabilities was $40 million at June 30, 2019 ($41 million at December 31, 2018) and was included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets.

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

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
In September and November 2017, the Corporation approved restructuring actions that were aligned with DowDuPont’s synergy targets. For the three months ended June 30, 2019 and June 30, 2018, the Corporation recorded pretax restructuring charges of $1 million for severance and related benefit costs ($2 million for the six months ended June 30, 2019 and June 30, 2018). The impact of these charges was shown as “Restructuring and asset related charges - net” in the consolidated statements of income. These actions are expected to be substantially completed by the end of 2019.

The Corporation recorded pretax restructuring charges of $77 million inception-to-date under the restructuring program, consisting of severance and related benefit costs of $15 million and $62 million for asset write-downs and write-offs of manufacturing and facility related assets at multiple UCC sites, including a steam unit in Institute, West Virginia. At June 30, 2019, severance of $12 million had been paid, leaving a liability of $3 million.

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

NOTE 6 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Jun 30, 2019	Dec 31, 2018
In millions
Finished goods	$209	$264
Work in process	33	45
Raw materials	40	45
Supplies	91	85
Total	$373	$439
Adjustment of inventories to a LIFO basis	(99)	(135)
Total inventories	$274	$304

NOTE 7 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	Jun 30, 2019			Dec 31, 2018
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and developed technology	$33	$(33)	$—	$33	$(33)	$—
Software	80	(55)	25	79	(54)	25
Total intangible assets	$113	$(88)	$25	$112	$(87)	$25

Total estimated amortization expense for 2019 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
2019	$8
2020	$8
2021	$6
2022	$4
2023	$2
2024	$—

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At June 30, 2019, the Corporation had accrued obligations of $96 million for probable environmental remediation and restoration costs, including $18 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s current estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately three and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability. In the second half of 2019, as a result of the potential culmination of long standing negotiations with regulators and/or agencies, management will perform a comprehensive review of UCC's environmental matters, and believes that it is reasonably possible that the accrued obligation for environmental obligations may increase by up to $50 million as a result of the review. At December 31, 2018, the Corporation had accrued obligations of $94 million for probable environmental remediation and restoration costs, including $16 million for the remediation of Superfund sites.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Each quarter, the Corporation reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers all these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2019 activity, it was determined that no adjustment to the accrual was required at June 30, 2019.

The Corporation’s asbestos-related liability for pending and future claims and defense and processing costs was $1,218 million at June 30, 2019, and approximately 17 percent of the recorded liability related to pending claims and approximately 83 percent related to future claims.

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

The Corporation routinely leases sales and administrative offices, product and utility production facilities, warehouses and tanks for product storage, motor vehicles, railcars, computers, office machines and equipment. Some leases contain renewal provisions, purchase options and escalation clauses. The terms for these leased assets vary depending on the lease agreement. These leased assets have remaining lease terms that currently range from 1 to 10 years. The Corporation's lease agreements do not contain any material residual value guarantees or restrictive covenants. See Notes 1 and 2 for additional information on leases.

The components of lease cost for operating and finance leases for the three and six months ended June 30, 2019 were as follows:

Lease Cost	Three Months Ended Jun 30, 2019	Six Months Ended Jun 30, 2019
In millions
Operating lease cost	$5	$11
Short-term lease cost	7	14
Variable lease cost	2	2
Amortization of right-of-use assets - finance	1	1
Total lease cost	$15	$28

The following table provides supplemental cash flow information related to leases:

Other Lease Information	Six Months Ended Jun 30, 2019
In millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at June 30, 2019:

Lease Position	Balance Sheet Classification	Jun 30, 2019
In millions
Right-of-use assets obtained in exchange for lease obligations:
Operating leases [1]		$105
Assets
Operating lease assets	Operating lease right-of-use assets	$95
Finance lease assets	Property	12
Finance lease amortization	Accumulated depreciation	(6)
Total lease assets		$101
Liabilities
Current
Operating	Operating lease liabilities - current	$17
Finance	Long-term debt due within one year	1
Noncurrent
Operating	Operating lease liabilities - noncurrent	78
Finance	Long-Term Debt	5
Total lease liabilities		$101

1.	Includes $99 million related to the adoption of Topic 842. See Note 2 for additional information.

Lease Term and Discount Rate	Jun 30, 2019
Weighted-average remaining lease term
Operating leases	6.6 years
Finance leases	5.0 years
Weighted-average discount rate
Operating leases	4.26%
Finance leases	4.22%

The following table provides the maturities of lease liabilities at June 30, 2019:

Maturities of Lease Liabilities at Jun 30, 2019	Operating Leases	Finance Leases
In millions
2019	$11	$1
2020	19	1
2021	16	1
2022	14	2
2023	13	1
2024 and thereafter	36	1
Total future undiscounted lease payments	$109	$7
Less imputed interest	14	1
Total present value of lease liabilities	$95	$6

At June 30, 2019, the Corporation had an additional lease of approximately $5 million for a rail yard, which has not yet commenced. This lease is expected to commence in late 2019, with a lease term of 10 years.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Future minimum lease payments for operating leases accounted for under ASC 840, "Leases," with remaining non-cancelable terms in excess of one year were as follows at December 31, 2018:

Minimum Lease Commitments at Dec 31, 2018
In millions
2019	$18
2020	16
2021	14
2022	13
2023	13
2024 and thereafter	37
Total	$111

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances for each component of accumulated other comprehensive loss ("AOCL") for the three and six months ended June 30, 2019 and 2018 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Six Months Ended
In millions	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Cumulative Translation Adjustment
Beginning balance	$(57)	$(59)	$(57)	$(59)
(Gains) losses reclassified from AOCL to net income [1]	—	1	—	1
Ending balance	$(57)	$(58)	$(57)	$(58)
Pension and Other Postretirement Benefits
Beginning balance	$(1,489)	$(1,277)	$(1,504)	$(1,293)
Amortization and recognition of net loss [2]	19	21	38	43
Less: Tax expense (benefit) [3]	(5)	(4)	(9)	(10)
Other comprehensive income (loss), net of tax	14	17	29	33
Reclassification of stranded tax effects [4]	—	(254)	—	(254)
Ending balance	$(1,475)	$(1,514)	$(1,475)	$(1,514)
Total AOCL ending balance	$(1,532)	$(1,572)	$(1,532)	$(1,572)

1.	Reclassified to "Sundry income (expense) - net."

2.
These AOCL components are included in the computation of net periodic benefit cost of the Company's defined benefit pension and other postretirement benefit plans. See Note 11 for additional information.

3.	Reclassified to "Provision for income taxes."

4.	Amounts reclassified to retained earnings as a result of the adoption of ASU 2018-02.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 11 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
A summary of the Corporation's pension plans and other postretirement benefits can be found in Note 15 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018. The following table provides the components of the Corporation's net periodic benefit cost for all significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Defined Benefit Pension Plans:
Service cost	$9	$10	$18	$20
Interest cost	36	32	72	64
Expected return on plan assets	(53)	(54)	(106)	(109)
Amortization of net loss	21	23	42	47
Net periodic benefit cost	$13	$11	$26	$22

Other Postretirement Benefits:
Interest cost	$2	$1	$4	$3
Amortization of net gain	(2)	(2)	(4)	(4)
Net periodic benefit cost	$—	$(1)	$—	$(1)

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

The following table summarizes the fair value of the Corporation's financial instruments at June 30, 2019 and December 31, 2018:

Fair Value of Financial Instruments	Jun 30, 2019				Dec 31, 2018
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$10	$—	$—	$10	$10	$—	$—	$10
Long-term debt including debt due within one year	$(474)	$—	$(117)	$(591)	$(474)	$—	$(67)	$(541)
1. Money market fund is included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

Cost approximates fair value for all other financial instruments.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 13 - RELATED PARTY TRANSACTIONS
The Corporation sells its products to TDCC to simplify the customer interface process. Products are sold to and purchased from TDCC at market-based prices in accordance with the terms of TDCC’s intercompany pricing policies. After each quarter, the Corporation and TDCC analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a TDCC subsidiary and pays a commission to that TDCC subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in "Sundry income (expense) - net" in the consolidated statements of income. Purchases from that TDCC subsidiary were $280 million in the second quarter of 2019 ($379 million in the second quarter of 2018) and $614 million during the first six months of 2019 ($812 million during the first six months of 2018). The decrease in purchase costs for the three and six months ended 2019 when compared with the same period last year was due to lower feedstock and energy costs.

The Corporation has a master services agreement with TDCC whereby TDCC provides services including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety and business management for UCC. Under the master services agreement with TDCC, general administrative and overhead type services that TDCC routinely allocates to various businesses are charged to UCC. The master services agreement cost allocation basis is headcount and includes a 10 percent service fee. This agreement resulted in expense of $6 million in the second quarter of 2019 ($7 million in the second quarter of 2018) and $12 million for the first six months of 2019 ($14 million for the first six months of 2018) for general administrative and overhead type services and the 10 percent service fee, included in "Sundry income (expense) - net" in the consolidated statements of income. The remaining activity-based costs were $21 million in the second quarter of 2019 ($22 million in the second quarter of 2018) and $44 million for the first six months of 2019 ($44 million for the first six months of 2018), and were included in "Cost of sales" in the consolidated statements of income.

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

As part of TDCC’s cash management process, UCC is a party to revolving loans with TDCC that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At June 30, 2019, the Corporation had a note receivable of $1.4 billion ($1.3 billion at December 31, 2018) from TDCC under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with TDCC that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures on December 30, 2019. TDCC may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries, with cash collateral. At June 30, 2019, $936 million was available under the revolving credit agreement ($949 million at December 31, 2018). The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

On a quarterly basis, the Corporation's board of directors reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. In the second quarter of 2019, the Corporation declared and paid a cash dividend of $178 million to TDCC; cash dividends to TDCC totaled $338 million for the first six months of 2019. In the second quarter of 2018, the Corporation declared and paid a cash dividend of $135 million to TDCC; cash dividends to TDCC totaled $246 million for the first six months of 2018.

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

References to "TDCC" refer to The Dow Chemical Company and its consolidated subsidiaries, except as otherwise indicated by the context. Union Carbide Corporation (the "Corporation" or "UCC") has been a wholly owned subsidiary of TDCC since 2001. Effective August 31, 2017, pursuant to the merger of equals transaction contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017, TDCC and E. I. du Pont de Nemours and Company ("Historical DuPont") each merged with subsidiaries of DowDuPont Inc. ("DowDuPont") and, as a result, TDCC and Historical DuPont became subsidiaries of DowDuPont (the "Merger"). Subsequent to the Merger, TDCC and Historical DuPont engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products. Dow Inc. was formed as a wholly owned subsidiary of DowDuPont to serve as a holding company for the materials science business. On April 1, 2019, DowDuPont completed the separation of its materials science business and Dow Inc. became the direct parent company of TDCC. UCC will continue to be a wholly owned subsidiary of TDCC.

TDCC conducts its worldwide operations through global businesses. UCC's business activities comprise components of TDCC’s global businesses rather than stand-alone operations. Because there are no separable reportable business segments for UCC and no detailed business information is provided to a chief operating decision maker regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment.

RESULTS OF OPERATIONS
Net Sales
Total net sales were $1,039 million in the second quarter of 2019 compared with $1,361 million in the second quarter of 2018, a decrease of 24 percent. Total net sales were $2,317 million for the first six months of 2019 compared with $2,679 million for the first six months of 2018, a decrease of 14 percent. Net sales to related companies, principally to TDCC, and based on market prices for the related products, were $992 million in the second quarter of 2019 compared with $1,327 million in the second quarter of 2018, a decrease of 25 percent. Net sales to related companies were $2,242 million in the first six months of 2019 compared with $2,613 million in the first six months of 2018, a decrease of 14 percent.

Average selling prices decreased 14 percent in the second quarter of 2019 compared with the same quarter last year. Price decreased primarily in response to lower feedstock and other raw material costs, with price decreases across most products, with the largest decreases in polyethylene, oxo alcohols and ethylene oxide/ethylene glycol ("EO/EG"). Volume was down 10 percent in the second quarter of 2019 compared with the second quarter of 2018, with decreases in electrical & telecommunications, surfactants and oxo alcohols more than offsetting increases in polyethylene and vinyl acetate monomers. Volume decreases were a result of planned maintenance turnarounds at multiple production facilities and the impact of the separation of the specialty products business.

For the first six months of 2019, average selling prices decreased 10 percent compared with the first six months of 2018, with price decreases across all products, driven by lower feedstock and other raw material costs, with the largest decreases in polyethylene, oxo alcohols and EO/EG. Volume for the first six months of 2019 was down 4 percent compared with the first six months of 2018, with the largest decreases in electrical & telecommunications, surfactants and acrylic monomers which more than offset increases in vinyl acetate monomers and ethyleneamines. Volume decreases were driven by planned maintenance turnarounds at multiple production facilities and the impact of the separation of the specialty products business.

Cost of Sales
Cost of sales was $902 million in the second quarter of 2019 compared with $948 million in the second quarter of 2018, a decrease of 5 percent. Cost of sales decreased 9 percent from $2,040 million in the first six months of 2018 to $1,852 million in the first six months of 2019. Decreases in cost of sales for the three and six months ended June 30, 2019, were driven by lower sales volume which more than offset higher planned maintenance turnaround spending compared with the same periods last year.

Research and Development ("R&D"), Selling, General and Administrative ("SG&A") Expenses
R&D expenses were $7 million in the second quarter of 2019, compared with $5 million in the same period last year. For the first six months of 2019, R&D expenses were $13 million compared with $10 million in the first six months of 2018. SG&A expenses were zero in the second quarter of 2019 due to a year-to-date adjustment, compared with $2 million in the second quarter of 2018. For the first six months of 2019, SG&A expenses were $2 million compared with $4 million in the first six months of 2018.

Union Carbide Corporation and Subsidiaries

Restructuring and Asset Related Charges - Net
In the second quarter of 2019 and 2018, the Corporation recorded a pretax charge of $1 million ($2 million for the first six months of 2019 and 2018) for additional severance and related benefit costs, aligned with the DowDuPont synergy targets. See Note 5 to the Consolidated Financial Statements for additional information on the Corporation's restructuring activities.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as gains or losses on foreign currency exchange, commissions, charges for management services provided by TDCC, non-operating pension and other postretirement benefit plan credits or costs, and gains and losses on sales of investments and assets. Sundry income (expense) - net in the second quarter of 2019 was expense of $18 million compared with expense of $14 million in the same quarter last year. For the first six months of 2019, sundry income (expense) - net was expense of $39 million compared with expense of $28 million in the first six months of 2018. The increase in expense in the three and six months ended June 30, 2019 was primarily a result of higher pension and other postretirement benefit plan costs compared with the same periods last year.

Interest Income
Interest income was $10 million in the second quarter of 2019 ($19 million for the first six months of 2019) compared with $6 million in the second quarter of 2018 ($12 million for the first six months of 2018). The increase in interest income was primarily the result of interest rate increases due to the current interest rate environment.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $7 million in the second quarter of 2019 compared with $6 million in the second quarter of 2018. For the first six months of 2019, interest expense and amortization of debt discount was $14 million compared with $13 million in the first six months of 2018.

Provision for Income Taxes
The Corporation reported a tax provision of $3 million in the second quarter of 2019, which resulted in an effective tax rate of 2.7 percent. This compared with a tax provision of $84 million in the second quarter of 2018, which resulted in an effective tax rate of 21.5 percent. For the first six months of 2019, the Corporation reported a tax provision of $57 million, which resulted in an effective tax rate of 13.8 percent. This compared with a tax provision of $122 million in the first six months of 2018, which resulted in an effective tax rate of 20.6 percent. The effective tax rate fluctuates based on, among other factors, where income is earned. The change in the effective tax rate in the three and six months ended June 30, 2019, was a result of a change in deferred taxes related to fixed assets on the 2018 tax return that resulted in a favorable adjustment to the provision for income taxes.

Net Income Attributable to UCC
The Corporation reported net income of $110 million in the second quarter of 2019 compared with $306 million in the second quarter of 2018. Net income for the first six months of 2019 was $355 million compared with $471 million in the first six months of 2018.

Capital Expenditures
Capital spending in the second quarter of 2019 was $45 million ($105 million for the first six months of 2019) compared with $57 million in the second quarter of 2018 ($101 million for the first six months of 2018), reflecting continued spending for U.S. Gulf Coast projects and site infrastructure projects.

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

Union Carbide Corporation and Subsidiaries

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

Asbestos-Related Claim Activity	2019	2018
Claims unresolved at Jan 1	12,780	15,427
Claims filed	2,819	3,537
Claims settled, dismissed or otherwise resolved	(3,477)	(5,230)
Claims unresolved at Jun 30	12,122	13,734
Claimants with claims against both UCC and Amchem	(4,217)	(4,928)
Individual claimants at Jun 30	7,905	8,806

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

For additional information see Asbestos-Related Matters in Note 8 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at June 30, 2019.

Dividends
On a quarterly basis, the Corporation's board of directors reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution.

In the second quarter of 2019, the Corporation declared and paid a cash dividend of $178 million to TDCC; cash dividends paid to TDCC totaled $338 million for the first six months of 2019. In the second quarter of 2018, the Corporation declared and paid a cash dividend of $135 million to TDCC; cash dividends paid to TDCC totaled $246 million for the first six months of 2018. Also, in the first quarter of 2019, in preparation for the business separation activities to align the specialty products business with DowDuPont, UCC issued a stock dividend to TDCC for 63.4 percent of its ownership in DIHC, a cost method investment, which totaled $401 million. UCC also distributed assets and liabilities aligned with the specialty products business for an additional dividend to TDCC of $71 million. On July 24, 2019, the UCC Board of Directors approved a dividend to TDCC of $112 million, payable on September 27, 2019.

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

Union Carbide Corporation and Subsidiaries

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Litigation
Asbestos-Related Matters
No material developments in asbestos-related matters occurred in the second quarter of 2019. For a current status of asbestos-related matters, see Note 8 to the Consolidated Financial Statements.

Port Refinery Matter
On November 27, 2018, the Corporation signed a consent decree with the U.S. Department of Justice on behalf of the U.S. Environmental Protection Agency ("EPA"), Region 2 relating to alleged disposal of mercury by a third party which UCC contracted with at the Port Refinery site in Rye Brook, New York. The consent decree was approved by the United States District Judge on May 9, 2019. Pursuant to the consent decree, the Corporation made a payment of $120,198 to the EPA.

Seadrift, Texas, Facility Matter
On March 5, 2019, the Corporation received an informal notice that the EPA, Region 6 was contemplating filing a Notice of Violation with a proposed penalty for alleged violations uncovered during a prior inspection related to the management of hazardous materials at the Seadrift, Texas, manufacturing facility, pursuant to the Risk Management Plan requirements of the Clean Air Act. On June 25, 2019, the Corporation entered into a Consent Agreement and Final Order with the EPA, Region 6 including a payment of $114,313 relating to the alleged violations.

ITEM 1A.  RISK FACTORS
There were no material changes in the Corporation's risk factors in the second quarter of 2019.

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

Date: July 25, 2019
	By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Controller and Vice President
of Controllers and Tax
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

	By:	/s/ IGNACIO MOLINA
Ignacio Molina
Vice President, Treasurer and
Chief Financial Officer