Form 10-Q
period 2019-09-30
UNION CARBIDE CORP /NEW/
filed 2019-10-25
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to___________

Commission File Number: 1-1463

Union Carbide Corporation
(Exact name of registrant as specified in its charter)

New York	13-1421730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7501 STATE HIGHWAY 185 NORTH, SEADRIFT, TX  77983
(Address of principal executive offices) (Zip Code)
 Registrant's telephone number, including area code:  361-553-2997

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

At September 30, 2019, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2019

Union Carbide Corporation and Subsidiaries

Throughout this Quarterly Report on Form 10-Q, except as otherwise indicated by the context, the terms "Corporation" or "UCC" as used herein mean Union Carbide Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may appear throughout this report, including without limitation, the section "Management's Discussion and Analysis." These forward-looking statements often address expected future business and financial performance, financial condition and other matters and often contain words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "opportunity," "outlook," "plan," "project," "seek," "should," "strategy," "target," "will," "will be," "will continue," "will likely result," "would," and similar expressions and variations or negatives of these words. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.

A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from those projected, anticipated or implied in such forward-looking statements is included in the section titled "Risk Factors" in Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2018. UCC assumes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net trade sales	$31	$39	$106	$105
Net sales to related companies	1,028	1,385	3,270	3,998
Total net sales	1,059	1,424	3,376	4,103
Cost of sales	854	1,062	2,706	3,102
Research and development expenses	6	4	19	14
Selling, general and administrative expenses	2	1	4	5
Restructuring and asset related charges - net	77	1	79	3
Integration and separation costs	—	1	2	2
Sundry income (expense) - net	(19)	(20)	(58)	(48)
Interest income	9	8	28	20
Interest expense and amortization of debt discount	7	9	21	22
Income before income taxes	103	334	515	927
Provision (credit) for income taxes	(19)	62	38	184
Net income attributable to Union Carbide Corporation	$122	$272	$477	$743

Depreciation	$43	$49	$128	$137
Capital expenditures	$40	$73	$145	$174
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net income attributable to Union Carbide Corporation	$122	$272	$477	$743
Other comprehensive income, net of tax
Cumulative translation adjustments	1	1	1	2
Pension and other postretirement benefit plans	14	16	43	49
Total other comprehensive income	15	17	44	51
Comprehensive income attributable to Union Carbide Corporation	$137	$289	$521	$794
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Sep 30, 2019	Dec 31, 2018
Assets
Current Assets
Cash and cash equivalents	$13	$13
Accounts receivable:
Trade (net of allowance for doubtful receivables 2019: $-; 2018: $-)	30	21
Related companies	745	1,029
Other	19	31
Income taxes receivable	299	330
Notes receivable from related companies	1,485	1,281
Inventories	250	304
Other current assets	25	15
Total current assets	2,866	3,024
Investments
Investments in related companies	238	639
Other investments	21	23
Noncurrent receivables	96	67
Noncurrent receivables from related companies	67	54
Total investments	422	783
Property
Property	7,410	7,430
Less accumulated depreciation	6,040	5,982
Net property	1,370	1,448
Other Assets
Intangible assets (net of accumulated amortization 2019: $90; 2018: $87)	23	25
Operating lease right-of-use assets	93	—
Deferred income tax assets	474	463
Deferred charges and other assets	26	34
Total other assets	616	522
Total Assets	$5,274	$5,777
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$32	$28
Notes payable - other	2	1
Long-term debt due within one year	1	1
Accounts payable:
Trade	207	247
Related companies	313	515
Other	11	39
Dividends payable to parent	112	—
Operating lease liabilities - current	18	—
Income taxes payable	24	24
Asbestos-related liabilities - current	105	118
Accrued and other current liabilities	169	163
Total current liabilities	994	1,136
Long-Term Debt	472	473
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	949	979
Asbestos-related liabilities - noncurrent	1,087	1,142
Operating lease liabilities - noncurrent	75	—
Other noncurrent obligations	184	132
Total other noncurrent liabilities	2,295	2,253
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	138	138
Retained earnings	2,892	3,338
Accumulated other comprehensive loss	(1,517)	(1,561)
Union Carbide Corporation's stockholder's equity	1,513	1,915
Total Liabilities and Equity	$5,274	$5,777
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2019	Sep 30, 2018
Operating Activities
Net income attributable to Union Carbide Corporation	$477	$743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148	157
Provision (credit) for deferred income tax	(23)	28
Net loss on sales of property and investments	1	—
Restructuring and asset related charges - net	79	3
Net periodic pension benefit cost	39	33
Pension contributions	(2)	(42)
Changes in assets and liabilities:
Accounts and notes receivable	7	25
Related company receivables	39	(86)
Inventories	34	(25)
Accounts payable	(58)	12
Related company payables	(195)	(112)
Asbestos-related payments	(68)	(79)
Other assets and liabilities	14	(63)
Cash provided by operating activities	492	594
Investing Activities
Capital expenditures	(145)	(174)
Change in noncurrent receivable from related company	(13)	—
Proceeds from sales of property	1	—
Proceeds from sales of investments	3	—
Cash used for investing activities	(154)	(174)
Financing Activities
Dividends paid to parent	(338)	(423)
Changes in short-term notes payable	1	4
Payments on long-term debt	(1)	(1)
Cash used for financing activities	(338)	(420)
Summary
Increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	13	13
Cash and cash equivalents at end of period	$13	$13
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning and end of period	138	138	138	138
Retained Earnings
Balance at beginning of period	2,882	3,061	3,338	2,582
Adoption of accounting standard (Note 1)	—	—	—	254
Net income attributable to Union Carbide Corporation	122	272	477	743
Dividends declared	(112)	(177)	(922)	(423)
Other	—	—	(1)	—
Balance at end of period	2,892	3,156	2,892	3,156
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,532)	(1,572)	(1,561)	(1,352)
Adoption of accounting standard (Note 1)	—	—	—	(254)
Other comprehensive income	15	17	44	51
Balance at end of period	(1,517)	(1,555)	(1,517)	(1,555)
Union Carbide Corporation's Stockholder's Equity	$1,513	$1,739	$1,513	$1,739
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

On April 1, 2019, DowDuPont Inc. (“DowDuPont” and effective June 3, 2019, n/k/a DuPont de Nemours, Inc.) completed the separation of its materials science business and Dow Inc. became the direct parent company of TDCC. The separation was contemplated by the merger of equals transaction effective August 31, 2017, under the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017. TDCC and E. I. du Pont de Nemours and Company and its consolidated subsidiaries ("Historical DuPont") each merged with subsidiaries of DowDuPont, and, as a result, TDCC and Historical DuPont became subsidiaries of DowDuPont (the “Merger”). Subsequent to the Merger, TDCC and Historical DuPont engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products. Dow Inc. was formed as a wholly owned subsidiary of DowDuPont to serve as the holding company for the materials science business. UCC remains a wholly owned subsidiary of TDCC. See Note 3 for additional information.

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

Operating lease right-of-use (“ROU”) assets represent UCC’s right to use an underlying asset for the lease term, and lease liabilities represent UCC’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. UCC uses the incremental borrowing rate in determining the present value of lease payments, unless the implicit rate is readily determinable. If lease terms include options to extend or terminate the lease, the ROU asset and lease liability are measured based on the reasonably certain decision. Leases with a term of 12 months or less at the commencement date are not recognized on the balance sheet and are expensed as incurred.

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

In the second quarter of 2018, the Corporation adopted ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which resulted in a $254 million increase to retained earnings due to the reclassification from accumulated other comprehensive loss ("AOCL") for the effect of the federal corporate income tax rate change as a result of the Tax Cuts and Jobs Act of 2017 on the Corporation's pension plans. This reclassification is reflected in the "Adoption of accounting standard" line in the consolidated statements of equity.

Changes in Consolidated Statements of Income Presentation
In the second quarter of 2019, the Corporation made a change to separately report "Interest income" which had previously been included in "Sundry income (expense) - net" in the consolidated statements of income.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the first quarter of 2019, the Corporation adopted Topic 842, which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases, and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from legacy U.S. GAAP but does contain some targeted improvements to align with revenue recognition guidance Topic 606, "Revenue from Contracts with Customers." The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption was permitted.

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

NOTE 3 - BUSINESS SEPARATION
On April 1, 2019, DowDuPont completed the separation of its materials science business and Dow Inc. became the direct parent company of TDCC. UCC remains a wholly owned subsidiary of TDCC.

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

NOTE 4 - REVENUE
Substantially all of the Corporation's revenues are generated by intercompany sales to TDCC. Products are sold to and purchased from TDCC at market-based prices in accordance with the terms of TDCC’s intercompany pricing policies. Approximately 99 percent of the Corporation's revenue for the three and nine months ended September 30, 2019, related to sales of product (99 percent for the three and nine months ended September 30, 2018); the remaining 1 percent primarily related to the licensing of patents and technology. The Corporation sells its products to TDCC to simplify the customer interface process.

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties, and are realized when the associated revenue is recognized under the contract with remaining contract terms that range up to 22 years. The Corporation will have rights to future consideration for revenue recognized when product is delivered to the customer. The balance of contract liabilities was $41 million at September 30, 2019 ($41 million at December 31, 2018) and was included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets.

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

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
In September and November 2017, the Corporation approved restructuring actions that were aligned with DowDuPont’s synergy targets. For the three months ended September 30, 2019, the Corporation recorded pretax restructuring charges of $2 million for severance and related benefit costs ($1 million for the three months ended September 30, 2018). For the nine months ended September 30, 2019, the Corporation recorded pretax restructuring charges of $4 million for severance and related benefit costs ($3 million for the nine months ended September 30, 2018). The impact of these charges was shown as “Restructuring and asset related charges - net” in the consolidated statements of income. These actions are expected to be substantially completed by the end of 2019.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

The Corporation recorded pretax restructuring charges of $79 million inception-to-date under the restructuring program, consisting of severance and related benefit costs of $17 million and $62 million for asset write-downs and write-offs of manufacturing and facility related assets at multiple UCC sites, including a steam unit in Institute, West Virginia. At September 30, 2019, severance of $15 million had been paid, leaving a liability of $2 million.

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

On August 13, 2019, the Corporation entered into a definitive agreement to sell its acetone derivatives product line to ALTIVIA Ketones & Additives, LLC. The divestiture includes the Corporation's acetone derivatives related inventory and production assets located in Institute, West Virginia, in addition to the site infrastructure, land and utilities. The divestiture is expected to close in the fourth quarter of 2019. The Corporation will remain at the Institute site as a tenant. As a result of this planned divestiture, the Corporation recognized a pretax impairment charge of $75 million in the third quarter of 2019. The impairment charge was included in "Restructuring and asset related charges - net" in the consolidated statements of income. See Note 12 for additional information.

NOTE 6 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Sep 30, 2019	Dec 31, 2018
In millions
Finished goods	$183	$264
Work in process	32	45
Raw materials	41	45
Supplies	89	85
Total	$345	$439
Adjustment of inventories to a LIFO basis	(95)	(135)
Total inventories	$250	$304

NOTE 7 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	Sep 30, 2019			Dec 31, 2018
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and developed technology	$33	$(33)	$—	$33	$(33)	$—
Software	80	(57)	23	79	(54)	25
Total intangible assets	$113	$(90)	$23	$112	$(87)	$25

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Total estimated amortization expense for 2019 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
2019	$7
2020	$8
2021	$6
2022	$4
2023	$2
2024	$1

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At September 30, 2019, the Corporation had accrued obligations of $141 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability. At December 31, 2018, the Corporation had accrued obligations of $94 million for probable environmental remediation and restoration costs, including $16 million for the remediation of Superfund sites.

During the third quarter of 2019, the Corporation recorded a pretax charge of $55 million, included in "Cost of sales" in the consolidated statements of income, related to environmental remediation matters at a number of current and historical locations. The charge primarily resulted from the culmination of long-standing negotiations and discussions with regulators and agencies, including technical studies supporting higher cost estimates for final or staged remediation plans, and the Corporation’s review of its closure strategies and obligations to monitor ongoing operations and maintenance activities.

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

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

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

Estimating the Asbestos-Related Liability
Since 2003, the Corporation has engaged Ankura Consulting Group, LLC ("Ankura"), a third party actuarial specialist, to review the Corporation's historical asbestos-related claim and resolution activity in order to assist UCC management in estimating the Corporation's asbestos-related liability. Each year, Ankura reviews the claim and resolution activity to determine the appropriateness of updating the most recent Ankura study.

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

Each quarter, the Corporation reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers all these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2019 activity, it was determined that no adjustment to the accrual was required at September 30, 2019.

The Corporation’s asbestos-related liability for pending and future claims and defense and processing costs was $1,192 million at September 30, 2019, and approximately 18 percent of the recorded liability related to pending claims and approximately 82 percent related to future claims.

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

The components of lease cost for operating and finance leases for the three and nine months ended September 30, 2019 were as follows:

Lease Cost	Three Months Ended Sep 30, 2019	Nine Months Ended Sep 30, 2019
In millions
Operating lease cost	$7	$18
Short-term lease cost	6	20
Variable lease cost	1	3
Amortization of right-of-use assets - finance	—	1
Total lease cost	$14	$42

The following table provides supplemental cash flow information related to leases:

Other Lease Information	Nine Months Ended Sep 30, 2019
In millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$18
Financing cash flows for finance leases	$1

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at September 30, 2019:

Lease Position	Balance Sheet Classification	Sep 30, 2019
In millions
Right-of-use assets obtained in exchange for lease obligations:
Operating leases [1]		$105
Assets
Operating lease assets	Operating lease right-of-use assets	$93
Finance lease assets	Property	12
Finance lease amortization	Accumulated depreciation	(6)
Total lease assets		$99
Liabilities
Current
Operating	Operating lease liabilities - current	$18
Finance	Long-term debt due within one year	1
Noncurrent
Operating	Operating lease liabilities - noncurrent	75
Finance	Long-Term Debt	5
Total lease liabilities		$99

1.	Includes $99 million related to the adoption of Topic 842. See Note 2 for additional information.

Lease Term and Discount Rate	Sep 30, 2019
Weighted-average remaining lease term
Operating leases	6.4 years
Finance leases	4.8 years
Weighted-average discount rate
Operating leases	4.23%
Finance leases	4.22%

The following table provides the maturities of lease liabilities at September 30, 2019:

Maturities of Lease Liabilities at Sep 30, 2019	Operating Leases	Finance Leases
In millions
2019	$5	$—
2020	20	2
2021	16	2
2022	15	1
2023	13	1
2024 and thereafter	37	1
Total future undiscounted lease payments	$106	$7
Less imputed interest	13	1
Total present value of lease liabilities	$93	$6

At September 30, 2019, the Corporation had an additional lease of approximately $15 million for a rail yard, which has not yet commenced. This lease is expected to commence in 2020, with a lease term of 20 years.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

Future minimum lease payments for operating leases accounted for under ASC 840, "Leases," with remaining non-cancelable terms in excess of one year at December 31, 2018 were as follows:

Minimum Lease Commitments at Dec 31, 2018
In millions
2019	$18
2020	16
2021	14
2022	13
2023	13
2024 and thereafter	37
Total	$111

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances for each component of AOCL for the three and nine months ended September 30, 2019 and 2018 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Cumulative Translation Adjustment
Beginning balance	$(57)	$(58)	$(57)	$(59)
Gains (losses) on foreign currency translation	1	2	1	2
(Gains) losses reclassified from AOCL to net income [1]	—	(1)	—	—
Other comprehensive income (loss), net of tax	1	1	1	2
Ending balance	$(56)	$(57)	$(56)	$(57)
Pension and Other Postretirement Benefits
Beginning balance	$(1,475)	$(1,514)	$(1,504)	$(1,293)
Amortization and recognition of net loss [2]	18	21	56	64
Less: Tax expense (benefit) [3]	(4)	(5)	(13)	(15)
Other comprehensive income (loss), net of tax	14	16	43	49
Reclassification of stranded tax effects [4]	—	—	—	(254)
Ending balance	$(1,461)	$(1,498)	$(1,461)	$(1,498)
Total AOCL ending balance	$(1,517)	$(1,555)	$(1,517)	$(1,555)

1.	Reclassified to "Sundry income (expense) - net."

2.
These AOCL components are included in the computation of net periodic benefit cost of the Company's defined benefit pension and other postretirement benefit plans. See Note 11 for additional information.

3.	Reclassified to "Provision (credit) for income taxes."

4.	Amounts reclassified to retained earnings as a result of the adoption of ASU 2018-02.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 11 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
A summary of the Corporation's pension plans and other postretirement benefits can be found in Note 15 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018. The following table provides the components of the Corporation's net periodic benefit cost for all significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Defined Benefit Pension Plans:
Service cost	$9	$10	$27	$30
Interest cost	36	32	108	96
Expected return on plan assets	(52)	(55)	(158)	(164)
Amortization of net loss	20	24	62	71
Net periodic benefit cost	$13	$11	$39	$33

Other Postretirement Benefits:
Interest cost	$2	$2	$6	$5
Amortization of net gain	(2)	(3)	(6)	(7)
Net periodic benefit cost	$—	$(1)	$—	$(2)

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

The following table summarizes the fair value of the Corporation's financial instruments at September 30, 2019 and December 31, 2018:

Fair Value of Financial Instruments	Sep 30, 2019				Dec 31, 2018
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$10	$—	$—	$10	$10	$—	$—	$10
Long-term debt including debt due within one year	$(474)	$—	$(115)	$(589)	$(474)	$—	$(67)	$(541)

1. Money market fund is included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

Cost approximates fair value for all other financial instruments.

Fair Value Measurements on a Nonrecurring Basis
In the third quarter of 2019, the Corporation recognized an impairment charge of $75 million resulting from the planned divestiture of its acetone derivatives product line to ALTIVIA Ketones & Additives, LLC. The divestiture includes the Corporation's acetone derivatives related inventory and production assets located in Institute, West Virginia, in addition to the site infrastructure, land and utilities. The assets, classified as Level 3 measurements and valued using unobservable inputs, were written down to zero in the third quarter of 2019, except for inventory, which will be sold at the lower of cost or market. The impairment charge was included in "Restructuring and asset related charges - net" in the consolidated statements of income. See Note 5 for additional information.

 Union Carbide Corporation and Subsidiaries
 Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 13 - RELATED PARTY TRANSACTIONS
The Corporation sells its products to TDCC to simplify the customer interface process. Products are sold to and purchased from TDCC at market-based prices in accordance with the terms of TDCC’s intercompany pricing policies. After each quarter, the Corporation and TDCC analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a TDCC subsidiary and pays a commission to that TDCC subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense is included in "Sundry income (expense) - net" in the consolidated statements of income. Purchases from that TDCC subsidiary were $247 million in the third quarter of 2019 ($407 million in the third quarter of 2018) and $861 million during the first nine months of 2019 ($1,219 million during the first nine months of 2018). The decrease in purchase costs for the three and nine months ended 2019 when compared with the same period last year was due to lower feedstock and energy costs, lower demand and the impact of the separation of the specialty products business. See Note 3 for additional information.

The Corporation has a master services agreement with TDCC, whereby TDCC provides services including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety and business management for UCC. Under the master services agreement with TDCC, general administrative and overhead type services that TDCC routinely allocates to various businesses are charged to UCC. The master services agreement cost allocation basis is headcount and includes a 10 percent service fee. This agreement resulted in expense of $6 million in the third quarter of 2019 ($8 million in the third quarter of 2018) and $18 million for the first nine months of 2019 ($22 million for the first nine months of 2018) for general administrative and overhead type services and the 10 percent service fee, included in "Sundry income (expense) - net" in the consolidated statements of income. The remaining activity-based costs were $21 million in the third quarter of 2019 ($23 million in the third quarter of 2018) and $65 million for the first nine months of 2019 ($67 million for the first nine months of 2018), and were included in "Cost of sales" in the consolidated statements of income.

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

As part of TDCC’s cash management process, UCC is a party to revolving loans with TDCC that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At September 30, 2019, the Corporation had a note receivable of $1.5 billion ($1.3 billion at December 31, 2018) from TDCC under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with TDCC that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures on December 30, 2019. TDCC may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries, with cash collateral. At September 30, 2019, $936 million was available under the revolving credit agreement ($949 million at December 31, 2018). The cash collateral is reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

On a quarterly basis, the Corporation's board of directors reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. In the third quarter of 2019, the Corporation declared a cash dividend of $112 million to TDCC, which was paid on October 3, 2019; cash dividends paid to TDCC totaled $338 million for the first nine months of 2019. In the third quarter of 2018, the Corporation declared and paid a cash dividend of $177 million to TDCC; cash dividends to TDCC totaled $423 million for the first nine months of 2018.

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

References to "TDCC" refer to The Dow Chemical Company and its consolidated subsidiaries, except as otherwise indicated by the context. Union Carbide Corporation (the "Corporation" or "UCC") has been a wholly owned subsidiary of TDCC since 2001. On April 1, 2019, DowDuPont Inc. (“DowDuPont” and effective June 3, 2019, n/k/a DuPont de Nemours, Inc.) completed the separation of its materials science business and Dow Inc. became the direct parent company of TDCC. The separation was contemplated by the merger of equals transaction effective August 31, 2017, under the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017. TDCC and E. I. du Pont de Nemours and Company and its consolidated subsidiaries ("Historical DuPont") each merged with subsidiaries of DowDuPont, and, as a result, TDCC and Historical DuPont became subsidiaries of DowDuPont (the “Merger”). Subsequent to the Merger, TDCC and Historical DuPont engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products. This included transferring certain Corporation assets and liabilities aligned with the specialty products business to TDCC (the "Business Separation"). Dow Inc. was formed as a wholly owned subsidiary of DowDuPont to serve as the holding company for the materials science business. UCC remains a wholly owned subsidiary of TDCC.

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

RESULTS OF OPERATIONS
Net Sales
Total net sales were $1,059 million in the third quarter of 2019 compared with $1,424 million in the third quarter of 2018, a decrease of 26 percent. Total net sales were $3,376 million for the first nine months of 2019 compared with $4,103 million for the first nine months of 2018, a decrease of 18 percent. Net sales to related companies, principally to TDCC, and based on market prices for the related products, were $1,028 million in the third quarter of 2019 compared with $1,385 million in the third quarter of 2018, a decrease of 26 percent. Net sales to related companies were $3,270 million in the first nine months of 2019 compared with $3,998 million in the first nine months of 2018, a decrease of 18 percent.

Average selling prices decreased 19 percent in the third quarter of 2019 compared with the same quarter last year. Price decreased across most products, primarily in response to lower feedstock and other raw material costs, with the largest decreases in polyethylene, oxo alcohols and ethylene oxide/ethylene glycol ("EO/EG"). Volume was down 7 percent in the third quarter of 2019 compared with the third quarter of 2018, as lower demand for vinyl acetate monomers and plastics for wire and cable applications as well as lower volume resulting from the Business Separation more than offset increases in polyethylene and surfactants.

For the first nine months of 2019, average selling prices decreased 14 percent compared with the first nine months of 2018, with price decreases across all products, driven by lower feedstock and other raw material costs, with the largest decreases in polyethylene, oxo alcohols and EO/EG. Volume for the first nine months of 2019 was down 4 percent compared with the first nine months of 2018, as lower demand in plastics for wire and cable applications and acrylic monomers and decreases resulting from the Business Separation more than offset demand growth in polyethylene and ethyleneamines. Volume was also negatively impacted by planned maintenance turnaround activity at multiple production facilities during the first nine months of 2019.

Cost of Sales
During the third quarter of 2019, the Corporation recorded a pretax charge of $55 million related to environmental remediation matters at a number of current and historical locations. The charge primarily resulted from the culmination of long-standing negotiations and discussions with regulators and agencies, including technical studies supporting higher cost estimates for final or staged remediation plans, and the Corporation’s review of its closure strategies and obligations to monitor ongoing operations and maintenance activities.

Union Carbide Corporation and Subsidiaries

Cost of sales was $854 million in the third quarter of 2019 compared with $1,062 million in the third quarter of 2018, a decrease of 20 percent. Cost of sales decreased 13 percent from $3,102 million in the first nine months of 2018 to $2,706 million in the first nine months of 2019. The decline in cost of sales for the three and nine months ended September 30, 2019, was driven primarily by lower feedstock and other raw material costs, lower volume and the impact from the Business Separation, which more than offset charges for environmental remediation matters.

Research and Development ("R&D"), Selling, General and Administrative ("SG&A") Expenses
R&D expenses were $6 million in the third quarter of 2019, compared with $4 million in the same period last year. For the first nine months of 2019, R&D expenses were $19 million compared with $14 million in the first nine months of 2018. SG&A expenses were $2 million in the third quarter of 2019 compared with $1 million in the third quarter of 2018. For the first nine months of 2019, SG&A expenses were $4 million compared with $5 million in the first nine months of 2018.

Restructuring and Asset Related Charges - Net
In September and November 2017, the Corporation approved restructuring actions that were aligned with DowDuPont’s synergy targets. For the three months ended September 30, 2019, the Corporation recorded pretax restructuring charges of $2 million for severance and related benefit costs ($1 million for the three months ended September 30, 2018). For the nine months ended September 30, 2019, the Corporation recorded pretax restructuring charges of $4 million for severance and related benefit costs ($3 million for the nine months ended September 30, 2018). See Note 5 to the Consolidated Financial Statements for additional information on the Corporation's restructuring activities.

On August 13, 2019, the Corporation entered into a definitive agreement to sell its acetone derivatives product line to ALTIVIA Ketones & Additives, LLC. The divestiture includes the Corporation's acetone derivatives related inventory and production assets located in Institute, West Virginia, in addition to the site infrastructure, land and utilities. The divestiture is expected to close in the fourth quarter of 2019. The Corporation will remain at the Institute site as a tenant. As a result of this planned divestiture, the Corporation recognized a pretax impairment charge of $75 million in the third quarter of 2019. The impairment charge was included in "Restructuring and asset related charges - net" in the consolidated statements of income.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as gains or losses on foreign currency exchange, commissions, charges for management services provided by TDCC, non-operating pension and other postretirement benefit plan credits or costs, and gains and losses on sales of investments and assets. Sundry income (expense) - net in the third quarter of 2019 was an expense of $19 million compared with an expense of $20 million in the same quarter last year. For the first nine months of 2019, sundry income (expense) - net was an expense of $58 million compared with an expense of $48 million in the first nine months of 2018. The increase in expense for the nine months ended September 30, 2019 was primarily a result of higher pension and other postretirement benefit plan costs compared with the same period last year.

Interest Income
Interest income was $9 million in the third quarter of 2019 ($28 million for the first nine months of 2019) compared with $8 million in the third quarter of 2018 ($20 million for the first nine months of 2018). The increase in interest income for the nine months ended September 30, 2019, was primarily the result of higher interest rates and an increase in notes receivable from related parties.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $7 million in the third quarter of 2019 compared with $9 million in the third quarter of 2018. For the first nine months of 2019, interest expense and amortization of debt discount was $21 million compared with $22 million in the first nine months of 2018.

Provision (Credit) for Income Taxes
The Corporation reported a credit for income taxes of $19 million in the third quarter of 2019, which resulted in an effective tax rate of negative 18.4 percent, compared with a tax provision of $62 million in the third quarter of 2018, which resulted in an effective tax rate of 18.6 percent. For the first nine months of 2019, the Corporation reported a tax provision of $38 million, which resulted in an effective tax rate of 7.4 percent. This compared with a tax provision of $184 million in the first nine months of 2018, which resulted in an effective tax rate of 19.8 percent. The effective tax rate fluctuates based on, among other factors, where income is earned. The change in the effective tax rate in the three and nine months ended September 30, 2019, resulted from amended returns that reflect a recent court judgment that did not involve the Corporation and a tax accounting method change related to depreciation of fixed assets, both resulting in a favorable adjustment to the provision (credit) for income taxes.

Union Carbide Corporation and Subsidiaries

Net Income Attributable to UCC
The Corporation reported net income of $122 million in the third quarter of 2019 compared with $272 million in the third quarter of 2018. Net income for the first nine months of 2019 was $477 million compared with $743 million in the first nine months of 2018.

Capital Expenditures
Capital spending in the third quarter of 2019 was $40 million ($145 million for the first nine months of 2019) compared with $73 million in the third quarter of 2018 ($174 million for the first nine months of 2018), as spending for U.S. Gulf Coast projects and site infrastructure projects winds down.

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

Asbestos-Related Claim Activity	2019	2018
Claims unresolved at Jan 1	12,780	15,427
Claims filed	4,396	5,279
Claims settled, dismissed or otherwise resolved	(5,763)	(7,861)
Claims unresolved at Sep 30	11,413	12,845
Claimants with claims against both UCC and Amchem	(3,935)	(4,778)
Individual claimants at Sep 30	7,478	8,067

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

For additional information, see Asbestos-Related Matters in Note 8 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

Union Carbide Corporation and Subsidiaries

Environmental Matters
The Corporation determines the costs of environmental remediation of its current and historical locations based on current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available. At September 30, 2019, the Corporation had accrued obligations of $141 million for probable environmental remediation and restoration costs, including $21 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. For additional information see Environmental Matters in Note 8 to the Consolidated Financial Statements.

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at September 30, 2019.

Dividends
On a quarterly basis, the Corporation's board of directors reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution.

In the third quarter of 2019, the Corporation declared a cash dividend of $112 million to TDCC, which was paid on October 3, 2019; cash dividends paid to TDCC totaled $338 million for the first nine months of 2019. In the third quarter of 2018, the Corporation declared and paid a cash dividend of $177 million to TDCC; cash dividends paid to TDCC totaled $423 million for the first nine months of 2018. Also, in the first quarter of 2019, in preparation for the business separation activities to align the specialty products business with DowDuPont, UCC issued a stock dividend to TDCC for 63.4 percent of its ownership in DIHC, a cost method investment, which totaled $401 million. UCC also distributed assets and liabilities aligned with the specialty products business for an additional dividend to TDCC of $71 million. On October 23, 2019, the UCC Board of Directors approved a dividend to TDCC of $120 million, payable on or before December 27, 2019.

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

Union Carbide Corporation and Subsidiaries

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Litigation
Asbestos-Related Matters
No material developments in asbestos-related matters occurred in the third quarter of 2019. For a current status of asbestos-related matters, see Note 8 to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS
There were no material changes in the Corporation's risk factors in the third quarter of 2019.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.  EXHIBITS

EXHIBIT NO.	DESCRIPTION

23 *	Ankura Consulting Group, LLC's Consent.
31.1 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

Union Carbide Corporation and Subsidiaries Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION CARBIDE CORPORATION
Registrant

Date:	October 25, 2019
		By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Controller and Vice President
of Controllers and Tax
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

		By:	/s/ IGNACIO MOLINA
Ignacio Molina
Vice President, Treasurer and
Chief Financial Officer