Form 10-K
period 2019-12-31
UNION CARBIDE CORP /NEW/
filed 2020-02-07
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

 Commission File Number: 1-1463

UNION CARBIDE CORPORATION
(Exact name of registrant as specified in its charter)

New York	13-1421730
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

7501 State Highway 185 North, Seadrift, TX 77983
(Address of principal executive offices)   (Zip Code)
Registrant's telephone number, including area code:361-553-2997

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
☐ Yes    ☑ No

At February 7, 2020, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
None

Union Carbide Corporation

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2019

Union Carbide Corporation and Subsidiaries

Throughout this Annual Report on Form 10-K, except as otherwise indicated by the context, the terms "Corporation" or "UCC" as used herein mean Union Carbide Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward‑looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may appear throughout this report, including without limitation, the following sections: "Item 1. Business," "Item 1A. Risk Factors," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements often address expected future business and financial performance and financial condition, and often contain words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "may," "opportunity," "outlook," "plan," "project," "seek," "should," "strategy," "target," "will," "will be," "will continue," "will likely result," "would" and similar expressions and variations or negatives of these words. Forward‑looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Risk Factors" (Part I, Item 1A of this Form 10-K). Union Carbide Corporation undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

Union Carbide Corporation and Subsidiaries
PART I

ITEM 1. BUSINESS

THE CORPORATION
Union Carbide Corporation is a chemicals and polymers company that has been a wholly owned subsidiary of The Dow Chemical Company ("TDCC") since 2001. Except as otherwise indicated by the context, the terms "Corporation" or "UCC" as used herein mean Union Carbide Corporation and its consolidated subsidiaries.

On April 1, 2019, DowDuPont Inc. (“DowDuPont” and effective June 3, 2019, n/k/a DuPont de Nemours, Inc.) completed the separation of its materials science business and Dow Inc. became the direct parent company of TDCC and its consolidated subsidiaries. The separation was contemplated by the merger of equals transaction effective August 31, 2017, under the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017. TDCC and E. I. du Pont de Nemours and Company and its consolidated subsidiaries ("Historical DuPont") each merged with subsidiaries of DowDuPont, and, as a result, TDCC and Historical DuPont became subsidiaries of DowDuPont (the “Merger”). Subsequent to the Merger, TDCC and Historical DuPont engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products. This included transferring certain Corporation assets and liabilities aligned with the specialty products business to TDCC. Dow Inc. was formed as a wholly owned subsidiary of DowDuPont to serve as the holding company for the materials science business. UCC remains a wholly owned subsidiary of TDCC. See Note 3 to the Consolidated Financial Statements for additional information.

TDCC conducts its worldwide operations through global businesses. UCC's business activities comprise components of TDCC's global businesses rather than stand-alone operations. Because there are no separate reportable business segments for UCC and no detailed business information is provided to a chief operating decision maker regarding the Corporation's stand-alone operations, the Corporation's results are reported as a single operating segment. In addition, in order to simplify the customer interface process, the Corporation sells substantially all of its products to TDCC. Products are sold to TDCC at market-based prices, in accordance with the terms of an agreement between UCC and TDCC.

Available Information
The Corporation's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through the Financial Reports-SEC Filings section of the Corporation's website at www.unioncarbide.com, as soon as reasonably practicable after the reports are electronically filed or furnished with the U.S. Securities and Exchange Commission ("SEC"). The SEC maintains a website that contains these reports as well as proxy statements and other information regarding issuers that file electronically. The SEC's website is at www.sec.gov. The Corporation's website and its content are not deemed incorporated by reference into this report.

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

Industrial Chemicals and Polymers - broad range of products for specialty applications, including animal food supplements, personal care, industrial and household cleaning, coatings for beverage and food cans, industrial coatings and many other industrial uses. Product lines include acrolein and derivatives, ethyleneamines, CARBOWAX™ and SENTRY™ Polyethylene Glycols and Methoxypolyethylene Glycols, TERGITOL™ and TRITON™ Surfactants, UCAR™ Deicing Fluids, UCARTHERM™ Heat Transfer Fluids and UCON™ Fluids.

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

Technology Licensing and Catalysts - includes catalysts for supply and licensing of the METEOR™ Process for EO/EG and the LP OXO process for oxo alcohols; and licensing of the METEOR™ Process for EO/EG and the LP OXO process for oxo alcohols through Dow Technology Investments LLC, a 50:50 joint venture with Dow Global Technologies LLC, a TDCC subsidiary.

Vinyl Acetate Monomer - a building block for the manufacture of a variety of polymers used in water-based emulsion paints, adhesives, paper coatings, textiles, safety glass and acrylic fibers.

Wire and Cable Applications - polyolefin-based compounds for high-performance insulation, semiconductives and jacketing systems for power distribution, telecommunications, and flame-retardant wire and cable insulation. Key product lines include: REDI-LINK™ Polyethylene-Based Wire and Cable Compounds, SI-LINK™ Polyethylene-Based Low Voltage Insulation Compounds, UNIGARD™ HP High-Performance Flame-Retardant Compounds, UNIGARD™ RE Reduced Emissions Flame‑Retardant Compounds, and UNIPURGE™ Purging Compounds.

COMPETITION
The chemical industry has been historically competitive and this competitive environment is expected to continue. Large, multinational chemical firms, as well as the chemical divisions of the major national and international oil companies, provide substantial competition both in the United States and abroad.

PATENTS, LICENSES AND TRADEMARKS
The Corporation continually applies for and obtains U.S. and foreign patents that relate to a wide variety of products and processes, has a substantial number of pending patent applications throughout the world and is licensed under a number of patents. At December 31, 2019, the Corporation owned 94 active U.S. patents and 558 active foreign patents related to a wide variety of products and processes. These patents expire as follows:

Remaining Life of Patents Owned at Dec 31, 2019	United States	Foreign
Within 5 years	27	183
6 to 10 years	38	224
11 to 15 years	26	147
16 to 20 years	3	4
Total	94	558

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

OTHER ACTIVITIES
Dividends
On a quarterly basis, the Corporation's Board of Directors reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. The Corporation declared and paid cash dividends of $570 million to TDCC in 2019; dividends paid to TDCC were $553 million in 2018. On February 4, 2020, the UCC Board of Directors approved a dividend to TDCC of $81 million, payable on or before March 27, 2020.

In the first quarter of 2019, as part of the business separation activities to align TDCC's specialty products business with DowDuPont, UCC issued a stock dividend to TDCC for 63.4 percent of its ownership in Dow International Holdings Company, a cost method investment, which totaled $401 million. UCC also distributed assets and liabilities aligned with TDCC's specialty products business for an additional dividend to TDCC of $71 million.

ITEM 1A. RISK FACTORS
The factors described below represent the Corporation's principal risks.

Global Economic Considerations: The Corporation operates in a global, competitive environment, which gives rise to operating and market risk exposure.
The Corporation sells substantially all of its products to TDCC, which operates in a competitive, global environment, and competes worldwide for sales. Increased levels of competition could result in lower prices or lower sales volume, which could have a negative impact on the Corporation's results of operations. Sales of TDCC's products are also subject to extensive federal, state, local and foreign laws and regulations, trade agreements, import and export controls, and duties and tariffs. The imposition of additional regulations, controls and duties and tariffs or changes to bilateral and regional trade agreements could result in lower sales volume, which could negatively impact the Corporation's results of operations.

Economic conditions around the world, and in certain industries in which the Corporation and TDCC do business, also impact sales price and volume. As a result, market uncertainty or an economic downturn in the geographic regions or industries in which UCC products are sold could reduce demand for these products and result in decreased sales volume, which could have a negative impact on UCC's results of operations.

Raw Materials: Availability of purchased feedstocks and energy, and the volatility of these costs, impact the Corporation's operating costs and add variability to earnings.
Purchased feedstock and energy costs account for a substantial portion of the Corporation's total production costs and operating expenses. The Corporation purchases hydrocarbon raw materials including ethane, propane, butane and naphtha as feedstocks. The Corporation also purchases certain monomers, primarily ethylene and propylene, to supplement internal production, as well as other raw materials. The Corporation purchases natural gas, primarily to generate electricity, and purchases electric power to supplement internal generation.

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

Financial Flexibility: Market conditions could reduce TDCC's financial flexibility, which could impact the financial flexibility of the Corporation.
Adverse economic conditions could reduce TDCC's flexibility to respond to changing business and economic conditions or to fund capital expenditures or working capital needs. The economic environment could result in a contraction in the availability of credit in the marketplace and reduce sources of liquidity for TDCC and could result in higher borrowing costs. Since TDCC is a service provider, material debtor, and the major customer of the Corporation, reduced financial flexibility for TDCC could potentially impact the financial flexibility of the Corporation.

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
The Corporation is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, greenhouse gas emissions and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At December 31, 2019, the Corporation had accrued obligations of $132 million ($94 million at December 31, 2018) for probable environmental remediation and restoration costs, including $20 million ($16 million at December 31, 2018) for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Corporation's operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities.

Litigation: The Corporation is party to a number of claims and lawsuits arising out of the normal course of business with respect to commercial matters, including product liability, governmental tax and regulation disputes, and other actions.
The Corporation is involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters, including, but not limited to: product liability; trade regulation; governmental tax and regulatory proceedings; health, safety and environmental matters; employment matters; patent infringement; contracts; and commercial litigation. With the exception of the possible effect of the asbestos-related liability described below, it is the opinion of the Corporation's management that the possibility is remote that the aggregate of all such claims and lawsuits will have a material adverse impact on the Corporation's consolidated financial statements.

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. At December 31, 2019, the Corporation's total asbestos-related liability for pending and future claims, including future defense and processing costs, was $1,165 million ($1,260 million at December 31, 2018). See Notes 1 and 14 to the Consolidated Financial Statements for more information on asbestos-related matters.

Health and Safety: Increased concerns regarding the safe use of chemicals and plastics in commerce and their potential impact on the environment have resulted in more restrictive regulations and could lead to new regulations.
Concerns regarding the safe use of chemicals and plastics in commerce and their potential impact on health and the environment reflect a growing trend in societal demands for increasing levels of product safety and environmental protection. These concerns could manifest themselves in stockholder proposals, preferred purchasing, delays or failures in obtaining or retaining regulatory approvals and continued pressure for more stringent regulatory intervention and litigation. These concerns could also influence public perceptions, the viability or continued sales of the Corporation's products, the Corporation's reputation and the cost to comply with regulations. In addition, terrorist attacks and natural disasters have increased concerns about the security and safety of chemical production and distribution. These concerns could have a negative impact on the Corporation's results of operations.

Local, state, federal and foreign governments continue to propose new regulations related to the security of chemical plant locations and the transportation of hazardous chemicals, which could result in higher operating costs.

Plastic Waste: Increased concerns regarding plastic waste in the environment, consumers selectively reducing their consumption of plastic products due to recycling concerns, or new or more restrictive regulations and rules related to plastic waste could reduce demand for the Corporation’s plastic products and could negatively impact the Corporation’s financial results.
Local, state, federal and foreign governments have been increasingly proposing and in some cases approving bans on certain plastic-based products including single-use plastics, plastic straws and utensils. In addition, plastics have faced increased public scrutiny due to negative coverage of plastic waste in the environment, including the world’s oceans. Substantially all of the

Corporation's sales are to TDCC, which is one of the world’s largest producers of plastics. Therefore, increased regulation on the use of plastics could cause reduced demand for the Corporation’s polyethylene products which could negatively impact the Corporation's financial condition, results of operations and cash flows.

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
The Corporation has defined benefit pension plans and an other postretirement benefit plan (the "plans") in the United States. The assets of the Corporation's funded plans are primarily invested in fixed income securities, equity securities of U.S. and foreign issuers and alternative investments, including investments in real estate, private market securities, and absolute return strategies. Changes in the market value of plan assets, investment returns, discount rates, mortality rates, regulations and the rate of increase in compensation levels and health care cost trends may affect the funded status of the Corporation's plans and could cause volatility in the net periodic benefit cost, future funding requirements of the plans and the funded status of the plans. A significant increase in the Corporation's obligations or future funding requirements could have a negative impact on the Corporation's results of operations and cash flows for a particular period and on the Corporation's financial position.

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

All of UCC's plants are owned or leased, subject to certain easements of other persons that, in the opinion of management, do not substantially interfere with the continued use of such properties or materially affect their value. No title examination of the properties has been made for the purpose of this report.

A summary of property, classified by type, is contained in Note 10 to the Consolidated Financial Statements.

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

Environmental Proceedings
On July 5, 2018, the Corporation received a draft consent decree from the U.S. Environmental Protection Agency ("EPA"), the Department of Justice ("DOJ") and the Louisiana Department of Environmental Quality ("DEQ") relating to the operation of steam-assisted flares at UCC's olefins manufacturing facility in Hahnville (St. Charles), Louisiana. Discussions between the EPA, the DOJ and the DEQ are ongoing.

On October 23, 2019, UCC received a proposed Agreed Order from the Texas Commission on Environmental Quality (“TCEQ”) relating to emissions of ethylene oxide from a process leak at the Corporation's manufacturing facility in Seadrift, Texas. The proposed Agreed Order included an administrative penalty of $800,000. On December 30, 2019, the TCEQ sent a revised Agreed Order reducing the penalty to $600,000 based on UCC's corrective actions. Discussions between UCC and the TCEQ are ongoing.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Union Carbide Corporation and Subsidiaries
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Corporation is a wholly owned subsidiary of TDCC; therefore, there is no public trading market for the Corporation's common stock.

ITEM 6. SELECTED FINANCIAL DATA
Omitted pursuant to General Instruction I of Form 10‑K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pursuant to General Instruction I of Form 10-K "Omission of Information by Certain Wholly-Owned Subsidiaries," this section includes only management's narrative analysis of the results of operations for the year ended December 31, 2019, the most recent fiscal year, compared with the year ended December 31, 2018, the fiscal year immediately preceding it.

References below to "TDCC" refer to The Dow Chemical Company and its consolidated subsidiaries, except as otherwise indicated by the context. Union Carbide Corporation (the "Corporation" or "UCC") has been a wholly owned subsidiary of TDCC since 2001.

On April 1, 2019, DowDuPont Inc. (“DowDuPont” and effective June 3, 2019, n/k/a DuPont de Nemours, Inc.) completed the separation of its materials science business and Dow Inc. became the direct parent company of TDCC and its consolidated subsidiaries. The separation was contemplated by the merger of equals transaction effective August 31, 2017, under the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017. TDCC and E. I. du Pont de Nemours and Company and its consolidated subsidiaries ("Historical DuPont") each merged with subsidiaries of DowDuPont, and, as a result, TDCC and Historical DuPont became subsidiaries of DowDuPont (the “Merger”). Subsequent to the Merger, TDCC and Historical DuPont engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products. This included transferring certain Corporation assets and liabilities aligned with TDCC's specialty products business to TDCC (the "Business Separation"). Dow Inc. was formed as a wholly owned subsidiary of DowDuPont to serve as the holding company for the materials science business. UCC remains a wholly owned subsidiary of TDCC.

TDCC conducts its worldwide operations through global businesses. UCC's business activities comprise components of TDCC’s global businesses rather than stand-alone operations. Because there are no separate reportable business segments for UCC and no detailed business information is provided to a chief operating decision maker regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment.

RESULTS OF OPERATIONS
Net Sales
Total net sales for 2019 were $4,377 million, compared with net sales of $5,446 million in 2018, a decrease of 20 percent. Net sales to related companies, principally to TDCC, were $4,239 million for 2019, compared with $5,310 million for 2018, a decrease of 20 percent. Selling prices to TDCC are based on market prices for the related products, in accordance with the terms of an agreement between UCC and TDCC.

Total net sales were down from the previous year driven by decreases in price and volume. Average selling prices decreased 16 percent in 2019 compared with 2018. Price decreased across all products, primarily in response to lower feedstock and other raw material costs, with the largest decreases in polyethylene, oxo alcohols, ethylene oxide/ethylene glycol and plastics for wire and cable applications. Volume was down 4 percent in 2019 compared with 2018, as lower demand for plastics for wire and cable applications, acrylic monomers and glycol ethers and decreases resulting from the Business Separation more than offset demand growth in polyethylene, ethyleneamines and vinyl acetate monomers. Volume was also negatively impacted by planned maintenance turnaround activity at multiple production facilities in 2019.

Cost of Sales
In 2019, the Corporation recorded a pretax charge of $55 million related to environmental remediation matters at a number of current and historical locations. The charge primarily resulted from the culmination of long-standing negotiations and discussions with regulators and agencies, including technical studies supporting higher cost estimates for final or staged remediation plans, and the Corporation’s review of its closure strategies and obligations to monitor ongoing operations and maintenance activities. See Note 14 for additional information about the Corporation's environmental matters.

Cost of sales in 2019 was $3,500 million, down 14 percent from $4,047 million in 2018. The decline in cost of sales was driven primarily by lower feedstock and other raw material costs, lower volume and the impact from the Business Separation, which more than offset charges for environmental remediation matters.

Research and Development, Selling, General and Administrative Expenses
Research and development expenses were $25 million in 2019, compared with $21 million in 2018. Selling, general and administrative expenses were $4 million in 2019 and $6 million in 2018.

Restructuring and Asset Related Charges - Net
In September and November 2017, the Corporation approved restructuring actions that were aligned with DowDuPont's synergy plans. As a result of these actions, the Corporation recorded pretax charges of $4 million in 2019 and $3 million in 2018 for severance and related benefit costs. At December 31, 2019, severance of $16 million had been paid, leaving a liability of $1 million, substantially completing the program.

On August 13, 2019, the Corporation entered into a definitive agreement to sell its acetone derivatives product line to ALTIVIA Ketones & Additives, LLC. The transaction closed on November 1, 2019, and included the Corporation's acetone derivatives related inventory and production assets located in Institute, West Virginia, in addition to the site infrastructure, land and utilities and certain railcars previously owned by TDCC. The Corporation remains at the Institute site as a tenant. As a result of this transaction, the Corporation recognized a pretax impairment charge of $75 million in the third quarter of 2019, which was included in "Restructuring and asset related charges - net" in the consolidated statements of income. See Notes 6 and 18 to the Consolidated Financial Statements for additional information.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as charges for management services provided by TDCC, commissions, non-operating pension and other postretirement benefit plan credits or costs and gains and losses on sales of investments and assets. Sundry income (expense) - net for 2019 was expense of $82 million compared with expense of $62 million in 2018. The increase in expense in 2019 was primarily a result of higher non-operating pension and other postretirement benefit plan costs and the recognition of a pretax loss of $5 million on the sale of the Corporation's acetone derivatives product line. See Notes 5 and 7 to the Consolidated Financial Statements for additional information.

Interest Income and Expense
Interest income for 2019 was $36 million, compared with $28 million in 2018. The increase in interest income from 2018 primarily resulted from an increase in notes receivable from related parties. Net interest expense (interest expense less capitalized interest) and amortization of debt discount was $30 million in 2019 and 2018. See Notes 13 and 19 to the Consolidated Financial Statements for additional information.

Provision for Income Taxes
The Corporation reported a tax provision of $64 million in 2019, which resulted in an overall effective tax rate of 9.3 percent. The tax rate for 2019 was favorably impacted by the restoration of tax basis in assets, driven by a recent court judgment that did not involve the Corporation. In 2018, the Corporation reported a tax provision of $247 million, which resulted in an overall effective tax rate of 19.0 percent. The tax rate for 2018 was favorably impacted by deductions on foreign derived intangible income. The underlying factors affecting UCC's overall effective tax rates are summarized in Note 8 to the Consolidated Financial Statements.

Net Income Attributable to UCC
The Corporation reported net income of $627 million in 2019, compared with net income of $1,055 million in 2018.

Capital Expenditures
Capital spending in 2019 was $196 million, compared with $250 million in 2018, as spending for U.S. Gulf Coast projects and site infrastructure projects trended down.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. Following are the Corporation's accounting policies impacted by judgments, assumptions and estimates.

Litigation
The Corporation is subject to legal proceedings and claims arising out of the normal course of business. The Corporation routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known claim, with the exception of asbestos-related matters, which is described in the following section. The Corporation has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to minimize the financial impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note 14 to the Consolidated Financial Statements.

Asbestos-Related Matters
The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC’s premises, and UCC’s responsibility for asbestos suits filed against a former UCC subsidiary, Amchem Products, Inc. ("Amchem"). Each year, Ankura Consulting Group, LLC ("Ankura") performs a review for UCC based upon historical asbestos claims and resolution activity and historical defense spending. UCC compares current asbestos claim, resolution and defense spending activity to the results of the most recent Ankura study at each balance sheet date to determine whether the asbestos-related liability for pending and future claims, including future defense and processing costs, continues to be appropriate.

For additional information, see Part I, Item 3. Legal Proceedings; Asbestos-Related Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations; and Notes 1 and 14 to the Consolidated Financial Statements.

Environmental Matters
The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. At December 31, 2019, the Corporation had accrued obligations of $132 million for probable environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. For further discussion, see Environmental Matters in Notes 1 and 14 to the Consolidated Financial Statements.

Pension Plans and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could have been settled at December 31, 2019, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note 17 to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

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

The Corporation determines the expected long-term rate of return on plan assets by performing a detailed analysis of key economic and market factors driving historical returns for each asset class and formulating a projected return based on factors in the current environment. Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads, and other valuation measures and market metrics. The expected long-term rate of return for each asset class is then weighted based on the strategic asset allocation approved by the governing body for each plan. The Corporation's historical experience with the pension fund asset performance is also considered. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2019 and 2018 was 6.8 percent. This assumption will also be used for determining 2020 net periodic pension expense. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Corporation's pension plans.

The discount rates utilized to measure the pension and other postretirement benefit obligations are based on the yield on high-quality corporate fixed income investments at the measurement date. Future expected actuarially determined cash flows for the plans are individually discounted at the spot rates under the Willis Towers Watson U.S. RATE:Link 60-90 corporate yield curve (based on 60th to 90th percentile high-quality corporate bond yields) to arrive at the plan’s obligations as of the measurement date. The weighted-average discount rate utilized to measure pension obligations was 3.29 percent at December 31, 2019 and 4.32 percent at December 31, 2018.

The value of the qualified plan assets totaled $3.1 billion at December 31, 2019, an increase from $3.0 billion at December 31, 2018. The underfunded status of the qualified plan increased by $166 million at December 31, 2019, compared with December 31, 2018. The Corporation did not make contributions to the qualified plan in 2019.

The assumption for the long-term rate of increase in compensation levels was 4.25 percent at December 31, 2019 and 2018. Since 2002, the Corporation has used a generational mortality table to determine the duration of its pension and other postretirement obligations.

The Corporation bases the determination of pension expense on a market-related valuation of plan assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2019, $68 million of net gains remain to be recognized in the calculation of the market-related value of plan assets. These net gains will result in decreases in future pension expense as they are recognized in the market-related value of assets.

The net increase in the market-related value of assets due to the recognition of prior gains (losses) is presented in the following table:

Net Increase in Market-Related Asset Value Due to Recognition of Prior Gains (Losses)
In millions
2020	$6
2021	17
2022	(5)
2023	50
Total	$68

At December 31, 2019, the Corporation expects pension expense to increase in 2020 by approximately $3 million. The increase in pension expense is primarily due to the decrease in discount rates.

A 25 basis point adjustment in the long-term return on assets assumption would change total pension expense for 2020 by $7 million. A 25 basis point adjustment in the discount rate assumption would have an immaterial impact on the total pension expense for 2020.

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

At December 31, 2019, the Corporation had a net deferred tax asset balance of $507 million, after valuation allowances of $21 million. In evaluating the ability to realize the deferred tax assets, the Corporation relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

At December 31, 2019, the Corporation had deferred tax assets for tax loss and tax credit carryforwards of $39 million of which $26 million is subject to expiration in the years 2020 through 2024. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Corporation needs taxable income of approximately $1,206 million across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2020 through 2024 is $485 million.

The Corporation recognizes the financial statement effects of an uncertain tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. At December 31, 2019, the Corporation had a liability for uncertain tax positions of $1 million.

The Corporation accrues for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. At December 31, 2019, the Corporation had an immaterial tax contingency reserve. For additional information, see Note 8 to the Consolidated Financial Statements.

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

UCC is a Responsible Care® company and adheres to the Responsible Care® Security Code, which requires that all aspects of security - including facility, transportation and cyberspace - be assessed and gaps addressed. Through global implementation of the Security Code, including voluntary security enhancements and upgrades , UCC has permanently heightened the level of security - not just in the United States, but worldwide. In addition, UCC uses a risk-based approach employing the U.S. Government's

Sandia National Labs methodology to repeatedly assess the risks to sites, systems and processes. UCC has expanded its comprehensive Distribution Risk Review process that had been in place for decades to address potential threats in all modes of transportation across its supply chain. In 2019, Dow Inc. established its Global Security Operations Center ("GSOC") to provide 24-hour/day, 365-day/year real-time monitoring of global risks to Dow Inc. assets and people, which includes UCC assets and people. The GSOC employs state-of-the-art social media monitoring, threat reporting and geo-fencing capabilities to analyze global risks and report those risks, facilitating decision-making and actions to prevent Dow Inc. crises.

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

Environmental Remediation
UCC accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note 1 to the Consolidated Financial Statements. To assess the impact on the consolidated financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had an accrued liability of $112 million at December 31, 2019 and $78 million at December 31, 2018, related to the remediation of current or former UCC-owned sites.

In addition to current and former UCC-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as "Superfund Law"), UCC is liable for remediation of other hazardous waste sites where UCC allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Because Superfund Law imposes joint and several liability upon each party at a site, UCC has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties ("PRPs") at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management's estimate of the Corporation's remaining liability for the remediation of Superfund sites was $20 million at December 31, 2019 and $16 million at December 31, 2018, which has been accrued, although the ultimate cost with respect to these sites could exceed that amount. The Corporation has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites	UCC-owned Sites [1]		Superfund Sites [2]
	2019	2018	2019	2018
Number of sites at Jan 1	25	25	68	69
Sites added during year	—	—	1	—
Sites closed during year	—	—	(2)	(1)
Number of sites at Dec 31	25	25	67	68

1.	UCC-owned sites are sites currently or formerly owned by UCC. In the United States, remediation obligations are imposed by the Resource Conservation and Recovery Act or analogous state law.

2.	Superfund sites are sites, including sites not owned by UCC, where remediation obligations are imposed by Superfund Law.

In total, the Corporation's accrued liability for probable environmental remediation and restoration costs was $132 million at December 31, 2019, compared with $94 million at December 31, 2018. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation's management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation's results of operations, financial condition and cash flows.

In the third quarter of 2019, the Corporation recorded a pretax charge of $55 million, included in "Cost of sales" in the consolidated statements of income, related to environmental remediation matters at a number of current and historical locations. The charge primarily resulted from the culmination of long-standing negotiations and discussions with regulators and agencies, including technical studies supporting higher cost estimates for final or staged remediation plans, and the Corporation’s review of its closure strategies and obligations to monitor ongoing operations and maintenance activities.

The amounts charged to income on a pretax basis related to environmental remediation totaled $93 million in 2019, $38 million in 2018 and $36 million in 2017. The amounts charged to income on a pretax basis related to operating the Corporation's pollution abatement facilities, excluding internal recharges, totaled $109 million in 2019, $113 million in 2018 and $113 million in 2017. Capital expenditures for environmental protection were $11 million in 2019, $9 million in 2018 and $9 million in 2017.

Asbestos-Related Matters
The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC's premises, and UCC's responsibility for asbestos suits filed against a former UCC subsidiary, Amchem. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to UCC's products.

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2019	2018	2017
Claims unresolved at Jan 1	12,780	15,427	16,141
Claims filed	5,743	6,599	7,010
Claims settled, dismissed or otherwise resolved	(7,406)	(9,246)	(7,724)
Claims unresolved at Dec 31	11,117	12,780	15,427
Claimants with claims against both UCC and Amchem	(3,837)	(4,675)	(5,530)
Individual claimants at Dec 31	7,280	8,105	9,897

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

Debt Covenants and Default Provisions
The Corporation's outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation's size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at December 31, 2019.

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

The global nature of UCC’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global basis, the Corporation has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Corporation’s foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows. To achieve this objective, the Corporation hedges on a net exposure basis using foreign currency forward contracts, over-the-counter option contracts, cross-currency swaps and nonderivative instruments in foreign currencies. Exposures primarily relate to assets, liabilities and cash flows denominated in foreign currencies. The largest exposures are denominated in the Canadian dollar as well as the currencies of Europe and Asia Pacific.

The main objective of interest rate risk management is to reduce the total funding cost to the Corporation and to alter the interest rate exposure to the desired risk profile. To achieve this objective, the Corporation hedges using interest rate swaps, “swaptions,” and exchange-traded instruments. The Corporation’s primary exposure is to the U.S. dollar yield curve.

UCC uses value-at-risk ("VAR"), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Corporation is a variance/covariance model. This model uses a 97.5 percent confidence level and includes at least one year of historical data. The 2019 and 2018 year-end and average daily VAR for the aggregate of all positions are shown below:

Total Daily VAR at Dec 31	2019		2018
In millions	Year-end	Average	Year-end	Average
Interest rate	$2	$2	$2	$2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of Union Carbide Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Union Carbide Corporation and subsidiaries (the "Corporation") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, in the first quarter of 2018, the Corporation changed its method of accounting for revenue due to the adoption of Accounting Standards Codification Topic 606, Revenue From Contracts with Customers and, in the first quarter of 2019, the Corporation changed its method of accounting for leases due to the adoption of ASC Topic 842, Leases.
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

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP Midland, Michigan February 7, 2020

We have served as the Corporation's auditor since 2001.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

(In millions) For the years ended Dec 31,	2019	2018	2017
Net trade sales	$138	$136	$143
Net sales to related companies	4,239	5,310	5,022
Total Net Sales	4,377	5,446	5,165
Cost of sales	3,500	4,047	4,184
Research and development expenses	25	21	19
Selling, general and administrative expenses	4	6	6
Restructuring and asset related charges - net	79	3	74
Integration and separation costs	2	3	1
Sundry income (expense) - net	(82)	(62)	(23)
Interest income	36	28	20
Interest expense and amortization of debt discount	30	30	28
Income Before Income Taxes	691	1,302	850
Provision for income taxes	64	247	645
Net Income Attributable to Union Carbide Corporation	$627	$1,055	$205
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For years ended Dec 31,	2019	2018	2017
Net Income Attributable to Union Carbide Corporation	$627	$1,055	$205
Other Comprehensive Income (Loss), Net of Tax
Cumulative translation adjustments	1	2	3
Pension and other postretirement benefit plans	(105)	43	(35)
Total other comprehensive income (loss)	(104)	45	(32)
Comprehensive Income Attributable to Union Carbide Corporation	$523	$1,100	$173
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

(In millions, except share amounts) At Dec 31,	2019	2018
Assets
Current Assets
Cash and cash equivalents	$11	$13
Accounts receivable:
Trade (net of allowance for doubtful receivables 2019: $-; 2018: $-)	26	21
Related companies	658	1,029
Other	17	31
Income taxes receivable	337	330
Notes receivable from related companies	1,505	1,281
Inventories	247	304
Other current assets	20	15
Total current assets	2,821	3,024
Investments
Investments in related companies	238	639
Other investments	22	23
Noncurrent receivables	118	67
Noncurrent receivables from related companies	66	54
Total investments	444	783
Property
Property	7,247	7,430
Less accumulated depreciation	5,878	5,982
Net property	1,369	1,448
Other Assets
Intangible assets (net of accumulated amortization 2019: $90; 2018: $87)	22	25
Operating lease right-of-use assets	89	—
Deferred income tax assets	507	463
Deferred charges and other assets	26	34
Total other assets	644	522
Total Assets	$5,278	$5,777
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$32	$28
Notes payable - other	6	1
Long-term debt due within one year	1	1
Accounts payable:
Trade	218	247
Related companies	386	515
Other	10	39
Operating lease liabilities - current	16	—
Income taxes payable	25	24
Asbestos-related liabilities - current	105	118
Accrued and other current liabilities	126	163
Total current liabilities	925	1,136
Long-Term Debt	473	473
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	1,154	979
Asbestos-related liabilities - noncurrent	1,060	1,142
Operating lease liabilities - noncurrent	74	—
Other noncurrent obligations	194	132
Total other noncurrent liabilities	2,482	2,253
Stockholders' Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	141	138
Retained earnings	2,922	3,338
Accumulated other comprehensive loss	(1,665)	(1,561)
Union Carbide Corporation's stockholders' equity	1,398	1,915
Total Liabilities and Equity	$5,278	$5,777
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended Dec 31,	2019	2018	2017
Operating Activities
Net income attributable to Union Carbide Corporation	$627	$1,055	$205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204	207	200
Provision (credit) for deferred income tax	(10)	35	414
Net (gain) loss on sales of property and investments	6	—	(26)
Net gain on sale of ownership interest in nonconsolidated affiliate	—	—	(4)
Restructuring and asset related charges - net	79	3	74
Net periodic pension benefit cost	52	43	28
Pension contributions	(2)	(42)	(162)
Changes in assets and liabilities:
Accounts and notes receivable	13	23	7
Related company receivables	105	(100)	44
Inventories	23	(26)	29
Accounts payable	(51)	(6)	36
Related company payables	(121)	(169)	166
Asbestos-related payments	(95)	(109)	(121)
Other assets and liabilities	(82)	(113)	(112)
Cash provided by operating activities	748	801	778
Investing Activities
Capital expenditures	(196)	(250)	(223)
Proceeds from sale of ownership interest in nonconsolidated affiliate	—	—	22
Changes in noncurrent receivable from related company	(13)	—	3
Proceeds from sales of property	21	—	18
Purchases of investments	—	(1)	(1)
Proceeds from sales of investments	4	3	9
Cash used for investing activities	(184)	(248)	(172)
Financing Activities
Dividends paid to parent	(570)	(553)	(603)
Changes in short-term notes payable	5	1	—
Payments on long-term debt	(1)	(1)	(1)
Cash used for financing activities	(566)	(553)	(604)
Summary
Increase (decrease) in cash and cash equivalents	(2)	—	2
Cash and cash equivalents at beginning of year	13	13	11
Cash and cash equivalents at end of year	$11	$13	$13
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

(In millions) For the years ended Dec 31,	2019	2018	2017
Common Stock
Balance at beginning and end of period	$—	$—	$—
Additional Paid-in Capital
Balance at beginning of period	138	138	138
Capital contribution from The Dow Chemical Company	3	—	—
Balance at end of period	141	138	138
Retained Earnings
Balance at beginning of period	3,338	2,582	2,980
Adoption of accounting standard (Note 1)	—	254	—
Net income attributable to Union Carbide Corporation	627	1,055	205
Dividends declared	(1,042)	(553)	(603)
Other	(1)	—	—
Balance at end of period	2,922	3,338	2,582
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,561)	(1,352)	(1,320)
Adoption of accounting standard (Note 1)	—	(254)	—
Other comprehensive income (loss)	(104)	45	(32)
Balance at end of period	(1,665)	(1,561)	(1,352)
Union Carbide Corporation's Stockholder's Equity	$1,398	$1,915	$1,368
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

TDCC conducts its worldwide operations through global businesses. The Corporation’s business activities comprise components of TDCC’s global businesses rather than stand-alone operations. Because there are no separate reportable business segments for UCC under the accounting guidance related to segment reporting and no detailed business information is provided to a chief operating decision maker regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment.

On April 1, 2019, DowDuPont Inc. (“DowDuPont” and effective June 3, 2019, n/k/a DuPont de Nemours, Inc.) completed the separation of its materials science business and Dow Inc. became the direct parent company of TDCC and its consolidated subsidiaries. The separation was contemplated by the merger of equals transaction effective August 31, 2017, under the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 (the "Merger Agreement"). TDCC and E. I. du Pont de Nemours and Company and its consolidated subsidiaries ("Historical DuPont") each merged with subsidiaries of DowDuPont, and, as a result, TDCC and Historical DuPont became subsidiaries of DowDuPont (the “Merger”). Subsequent to the Merger, TDCC and Historical DuPont engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products. Dow Inc. was formed as a wholly owned subsidiary of DowDuPont to serve as the holding company for the materials science business. UCC remains a wholly owned subsidiary of TDCC. See Note 3 for additional information.

Intercompany transactions and balances are eliminated in consolidation. Transactions with the Corporation’s parent company, TDCC, and other subsidiaries of TDCC, have been reflected as related company transactions in the consolidated financial statements. See Note 19 for additional information.

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

Significant Accounting Policies
Asbestos-Related Matters
Accruals for asbestos-related matters, including defense and processing costs, are recorded based on an analysis of claim and resolution activity, defense spending and pending and future claims. These accruals are assessed at each balance sheet date to determine if the asbestos-related liability remains appropriate. Accruals for asbestos-related matters are included in the consolidated balance sheets in "Asbestos-related liabilities - current" and "Asbestos-related liabilities - noncurrent." See Note 14 for additional information.

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

Property
Land, buildings and equipment are carried at cost less accumulated depreciation. Property under finance lease agreements is carried at the present value of lease payments over the lease term less accumulated amortization. Depreciation is based on the estimated service lives of depreciable assets and is calculated using the straight-line method. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income.

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

Investments in Related Companies
Investments in related companies consist of the Corporation's ownership interests in TDCC subsidiaries located in the U.S. and Latin America. The Corporation accounts for these investments using the cost method as it does not have significant influence over the operating and financial policies of these related companies.

Leases
Effective January 1, 2019, UCC adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” and the associated ASUs (collectively, “Topic 842”). The Corporation added the following significant accounting policy for leases as a result of the adoption of Topic 842:

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

Some leasing arrangements require variable payments that are dependent upon usage or output, or may vary for other reasons, such as insurance or tax payments. Variable lease payments are recognized as incurred and are not presented as part of the ROU asset or lease liability. See Notes 2 and 15 for additional information.

Revenue
Effective January 1, 2018, the Corporation recognizes revenue in accordance with Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)," and the associated ASUs (collectively, "Topic 606"). Substantially all of the Corporation's revenues are generated by sales to TDCC. Revenue for product sales to related companies is recognized when the related company obtains control of the product, which occurs either at the time that production is complete or shipped free on board ("FOB") from UCC's manufacturing facility, in accordance with the sales agreement between the Corporation and TDCC. The Corporation recognizes revenue for product sales to trade customers when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Corporation expects to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Corporation determines are within the scope of Topic 606, the Corporation performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 4 for additional information.

In periods prior to the adoption of Topic 606, the Corporation's accounting policy for product sales was to recognize revenue as risk and title to the product transferred to the related company or customer. Revenue related to the initial licensing of patents and technology was recognized when earned; revenue related to running royalties was recognized according to licensee production levels.

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

Integration and Separation Costs
The Corporation classifies expenses related to the Merger and separation as integration and separation costs. Merger-related costs include: costs incurred to prepare for and close the Merger, post-Merger integration expenses and costs incurred for the separation of TDCC’s agriculture business, materials science business and specialty products business. Integration and separation costs primarily consist of financial advisor, information technology, legal, accounting, consulting and other professional advisory fees associated with preparation and execution of these activities.

Income Taxes
The Corporation accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted tax rates. The effect of a change in tax rates on deferred tax assets or liabilities is recognized in income in the period that includes the enactment date. The Corporation is included in the same consolidated federal income tax group and consolidated income tax return as TDCC. The Corporation accounts for its income taxes following the formula in the TDCC-UCC Tax Sharing Agreement used to compute the amount due to TDCC or UCC for UCC's share of taxable income and tax attributes on the consolidated income tax return. This method generally follows the separate return method. The amounts reported as income taxes payable or receivable represent the Corporation's payment obligation (or refundable amount) to TDCC based on a theoretical tax liability calculated on a separate return method.

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

Changes in Financial Statement Presentation
Consolidated Statements of Income
In 2019, the Corporation made a change to separately report "Interest income" which had previously been included in "Sundry income (expense) - net" in the consolidated statements of income.

Consolidated Statements of Equity
The adoption of ASU 2018-02 in 2018 resulted in a $254 million increase to retained earnings due to the reclassification from accumulated other comprehensive loss for the effect of the federal corporate income tax rate change as a result of the Tax Cuts and Jobs Act of 2017 ("The Act") on the Corporation's pension plans. This adoption is reflected in the "Adoption of accounting standard" line in the consolidated statements of equity.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In 2019, the Corporation adopted Topic 842, which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases, and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from legacy U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance in Topic 606. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption was permitted.

The Corporation adopted Topic 842 using the modified retrospective transition approach, applying the new standard to leases existing at the date of initial adoption. The Corporation elected to apply the transition requirements at the effective date rather than at the beginning of the earliest comparative period presented with a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, and prior periods were not restated. In addition, the Corporation elected to apply the package of practical expedients permitted under the transition guidance which does not require reassessment of prior conclusions, lease classification and initial direct lease costs. The Corporation did not elect to use the hindsight practical expedient in determining the lease term or assessing impairment of ROU assets. Adoption of the new standard resulted in the recording of operating lease ROU assets and lease liabilities of $99 million at January 1, 2019. The difference between the additional operating lease ROU assets and lease liabilities, net of deferred taxes, was recorded as an adjustment to retained earnings and was not material. The adoption of the new guidance did not have a material impact on the Corporation's consolidated statements of income and had no impact on cash flows. See Note 15 for additional information.

Accounting Guidance Issued But Not Adopted at December 31, 2019
In December 2019, the Financial Accounting Standards Board issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, "Income Taxes" and also improve consistent application by clarifying and amending existing guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Corporation is currently evaluating the impact of adopting this guidance.

NOTE 3 - MERGER WITH HISTORICAL DUPONT AND BUSINESS SEPARATION
Effective August 31, 2017, TDCC and Historical DuPont completed the merger of equals transaction contemplated by the Merger Agreement, by and among TDCC, Historical DuPont, DowDuPont, Diamond Merger Sub, Inc. and Orion Merger Sub, Inc. Pursuant to the Merger Agreement, (i) Diamond Merger Sub, Inc. was merged with and into TDCC, with TDCC surviving the merger as a subsidiary of DowDuPont (the "Diamond Merger") and (ii) Orion Merger Sub, Inc. was merged with and into Historical DuPont, with Historical DuPont surviving the merger as a subsidiary of DowDuPont (the "Orion Merger" and, together with the Diamond Merger, the "Mergers"). Following the consummation of the Mergers, each of TDCC and Historical DuPont became subsidiaries of DowDuPont (collectively, the "Merger"). Subsequent to the Merger, TDCC and Historical DuPont engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products. Dow Inc. was formed as a wholly owned subsidiary of DowDuPont to serve as the holding company for the materials science business.

In the first quarter of 2019, in anticipation of DowDuPont's intended separation of its materials science business, UCC's assets and liabilities aligned with TDCC's specialty products business were transferred to TDCC as part of the internal reorganization steps to align TDCC's specialty products business to DowDuPont. In order to align entity ownership under TDCC, UCC distributed shares and assets to TDCC through dividends or asset distributions. As a result, in February 2019, UCC issued to TDCC a dividend of 1,067 shares of common stock of Dow International Holdings Company (“DIHC”), a cost method investment. Prior to the distribution, UCC had an 11.9 percent ownership interest in DIHC with the other 88.1 percent owned by TDCC and its other wholly owned subsidiaries. After the dividend, UCC’s investment in DIHC was reduced to 4.7 percent and resulted in a reduction in "Investments in related companies" of $401 million. UCC also transferred, as an asset distribution, the assets and liabilities aligned with TDCC's specialty products business for an additional dividend of $71 million to TDCC. The results of these transactions are reflected in “Investments in related companies” and “Retained earnings” in the consolidated balance sheets. See Notes 11 and 19 for additional information.

The Corporation evaluated the impact of the specialty products product line transfer and determined it did not represent a strategic shift that had a major effect on the Corporation’s operations and financial results and did not qualify as an individually significant component of the Corporation. As a result, this transfer was not reported as discontinued operations.

NOTE 4 - REVENUE
Substantially all of the Corporation's revenues are generated by sales to TDCC. Products are sold to and purchased from TDCC at market-based prices in accordance with the terms of an agreement between UCC and TDCC. Approximately 99 percent of the Corporation's sales in 2019, 2018 and 2017 related to sales of product; the remaining sales related to the licensing of patents and technology. The Corporation sells its products to TDCC to simplify the customer interface process.

Substantially all product sale contracts are short-term in nature and have original expected durations of one year or less. Revenue from product sales is recognized when TDCC or the customer obtains control of the Corporation’s product, which occurs at a point in time, typically at the time production is complete or product is shipped FOB from UCC’s manufacturing facility for sales to TDCC, or upon shipment for sales to trade customers. The Corporation’s payment terms are on average 30 to 60 days after invoicing. All shipping and handling activities that occur after control transfers to the customer are considered fulfillment activities. Certain long-term contracts include a series of distinct goods that are delivered continuously to the customer through a pipeline. For these types of product sales, the Corporation invoices the customer in an amount that directly corresponds with the value to the customer of the Corporation’s performance to date. As a result, revenue is recognized based on the amount billable to the customer in accordance with the right to invoice practical expedient.
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

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties and are realized when the associated revenue is recognized under the contract with remaining contract terms that range up to 21 years. The Corporation will have rights to future consideration for revenue recognized when product is delivered to the customer. The balance of contract liabilities at December 31, 2019 was $41 million ($41 million at December 31, 2018), of which $4 million at December 31, 2019 ($2 million at December 31, 2018) was included in "Accrued and other current liabilities" and $37 million at December 31, 2019 ($39 million at December 31, 2018) was included in "Other noncurrent obligations" in the consolidated balance sheets.
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

NOTE 5 - DIVESTITURES
Divestiture of Acetone Derivatives Assets
On November 1, 2019, the Corporation completed the sale of its acetone derivatives product line to ALTIVIA Ketones & Additives, LLC for net proceeds of $17 million. The sale included acetone derivatives related inventory and production assets, as well as site infrastructure, land and utilities located in Institute, West Virginia. The sale also included railcars valued at $3 million, which were previously owned by TDCC and transferred to UCC in anticipation of the sale. The assets, with the exception of inventory and railcars, were written down to zero in the third quarter of 2019. In the fourth quarter of 2019, the Corporation recorded a $5 million pretax loss on the sale, included in "Sundry income (expense) - net" in the consolidated statements of income. The Corporation remains at the Institute, West Virginia site as a tenant. See Notes 6 and 18 for additional information.

The Corporation evaluated the divestiture of the acetone derivatives product line and determined it did not represent a strategic shift that had a major effect on the Corporation’s operations and financial results and did not qualify as an individually significant component of the Corporation. As a result, this divestiture was not reported as discontinued operations.

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
2019 Asset Related Charges
On August 13, 2019, the Corporation entered into a definitive agreement to sell its acetone derivatives product line to ALTIVIA Ketones & Additives, LLC. As a result of this planned transaction, the Corporation recognized a pretax impairment charge of $75 million. The impairment charge was included in "Restructuring and asset related charges - net" in the consolidated statements of income. See Notes 5 and 18 for additional information.

2017 Restructuring and Asset Related Charges
In September and November 2017, the Corporation approved restructuring actions that were aligned with DowDuPont's synergy targets. As a result of these actions, the Corporation recorded pretax restructuring charges for severance and related benefit costs of $10 million, as well as charges of $62 million for the write-off and write-down of manufacturing and facility assets at multiple UCC sites, including a steam unit in Institute, West Virginia. These charges were shown as "Restructuring and asset related charges ‑ net" in the consolidated statements of income.

In addition to the actions taken in 2017, the Corporation recorded additional restructuring charges for severance and related benefit costs of $4 million in 2019 and $3 million in 2018. These charges were shown as "Restructuring and asset related charges ‑ net” in the consolidated statements of income. At December 31, 2019, severance of $16 million had been paid ($9 million at December 31, 2018), leaving a liability recorded in "Accrued and other current liabilities"of $1 million ($4 million at December 31, 2018), substantially completing the 2017 restructuring program.

2016 Restructuring
On June 27, 2016, the Corporation approved actions to further improve cost effectiveness with additional workforce reductions. As a result of these actions, the Corporation recorded a pretax restructuring charge in 2017 of $2 million for severance and related benefit costs. This charge was shown as "Restructuring and asset related charges - net" in the consolidated statements of income. At December 31, 2017, the liability for severance and related benefit costs was zero, substantially completing the 2016 restructuring program.

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

NOTE 7 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net
In millions	2019	2018	2017
TDCC administrative and overhead fees [1]	$(24)	$(30)	$(33)
Net commission expense - related company [1]	(23)	(22)	(22)
Non-operating pension and other postretirement benefit plan net credits (costs) [2]	(17)	(1)	8
Net loss on sale of acetone derivatives assets [3]	(5)	—	—
Net gain (loss) on sales of property	(1)	—	23
Net gain on sale of a nonconsolidated affiliate	—	—	4
Other - net	(12)	(9)	(3)
Total sundry income (expense) - net	$(82)	$(62)	$(23)

1.	See Note 19 for additional information.

2.	See Note 17 for additional information.

3.	See Note 5 for additional information.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the consolidated balance sheets were $126 million at December 31, 2019 ($163 million at December 31, 2018). The current portion of the Corporation's accrued obligations for environmental matters, which is a component of "Accrued and other current liabilities," was $45 million at December 31, 2019 ($58 million at December 31, 2018). See Note 14 for additional information. No other component of "Accrued and other current liabilities" was more than 5 percent of total current liabilities.

Supplemental Cash Flow Information
The following table shows cash paid for interest and income taxes for the years ended December 31, 2019, 2018 and 2017:

Supplemental Cash Flow Information	2019	2018	2017
In millions
Cash paid during year for:
Interest, net of amounts capitalized	$37	$37	$37
Income taxes	$136	$269	$254

NOTE 8 - INCOME TAXES

Geographic Allocation of Income and Provision for Income Taxes
In millions	2019	2018	2017
Income (loss) before income taxes
Domestic	$696	$1,305	$856
Foreign	(5)	(3)	(6)
Income before income taxes	$691	$1,302	$850
Current tax expense
Federal	$70	$166	$226
State and local	4	6	2
Foreign	—	40	3
Total current tax expense	$74	$212	$231
Deferred tax expense (benefit)
Federal [1]	$(9)	$27	$392
State and local	(1)	8	22
Total deferred tax expense (benefit)	$(10)	$35	$414
Provision for income taxes	$64	$247	$645
Net income	$627	$1,055	$205

1.	2018 and 2017 include the impact of The Act.

Reconciliation to U.S. Statutory Rate	2019	2018	2017
Statutory U.S. federal income tax rate	21.0%	21.0%	35.0%
Unrecognized tax benefits	(1.0)	(0.3)	(0.4)
Foreign Derived Intangible Income ("FDII") deduction	(1.3)	(2.2)	—
Federal tax accrual adjustments	1.7	(0.3)	(1.1)
Impact of U.S. tax reform	—	(0.2)	29.4
Restoration of tax basis	(12.2)	—	—
Deferred intercompany gain	—	—	11.4
State and local tax impact	0.9	1.0	2.2
Other - net	0.2	—	(0.6)
Effective Tax Rate [1]	9.3%	19.0%	75.9%

1.
The tax rate for 2019 was favorably impacted by the restoration of tax basis in assets, driven by a recent court judgment that did not involve the Corporation. The tax rate for 2018 was favorably impacted by The Act and the FDII deduction. The tax rate for 2017 was unfavorably impacted by The Act and the recognition of a deferred gain.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("The Act") was enacted. The Act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, created new provisions related to foreign sourced earnings, eliminated the domestic manufacturing deduction and moved to a hybrid territorial system. At December 31, 2017, the Corporation had not completed its accounting for the tax effects of The Act; however, the Corporation made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. In accordance with Staff Accounting Bulletin 118, income tax effects of The Act were refined upon obtaining, preparing and analyzing additional information during the measurement period. At December 31, 2018, the Corporation had completed its accounting for the tax effects of The Act.

•
As a result of The Act, the Corporation remeasured its U.S. federal deferred tax assets and liabilities based on the income tax rates at which they are expected to reverse in the future, which is generally 21 percent. The Corporation recorded a cumulative charge of $248 million ($2 million benefit in 2018 and $250 million charge in 2017) to "Provision for income taxes" in the consolidated statements of income with respect to the remeasurement of the Corporation's deferred tax balances.

•
The Act required a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits ("E&P"), which resulted in a one-time transition tax. As a result, the cumulative provisional amount recorded for the transition tax liability for the Corporation's foreign subsidiaries was insignificant at December 31, 2018.

•
The Corporation recorded an indirect impact of The Act related to prepaid tax on intercompany sales of inventory. The amount related to the inventory was $2 million, recorded as a charge to "Provision for income taxes" for the year ended December 31, 2018.

•
For tax years beginning after December 31, 2017, The Act introduced new provisions for U.S. taxation of certain global intangible low-taxed income ("GILTI"). The Corporation has made the policy election to record any liability associated with GILTI in the period in which it is incurred.

A transaction for the sale of stock between the Corporation and TDCC in 2014 created a gain that was initially deferred for tax purposes. This deferred gain became taxable as a result of activities executed in anticipation of the intended separation of DowDuPont into three publicly traded companies. As a result, in the third quarter of 2017, the Corporation recorded a charge of $97 million to "Provision for income taxes" in the consolidated statements of income.

Deferred Tax Balances at Dec 31	2019		2018
In millions	Assets	Liabilities	Assets	Liabilities
Property	$14	$145	$—	$129
Tax loss and credit carryforwards	39	—	42	—
Postretirement benefit obligations	275	—	234	—
Other accruals and reserves	320	—	326	8
Inventory	5	—	8	—
Other - net	20	—	11	2
Subtotal	$673	$145	$621	$139
Valuation allowances [1]	(21)	—	(19)	—
Total	$652	$145	$602	$139

1.	Primarily related to the realization of recorded tax benefits on state tax loss carryforwards from operations in the United States.

Operating Loss and Tax Credit Carryforwards at Dec 31	2019	2018
In millions	Asset	Asset
Operating loss carryforwards
Expire within 5 years	$26	$31
Expire after 5 years or indefinite expiration	7	5
Total operating loss carryforwards	$33	$36
Tax credit carryforwards
Expire after 5 years or indefinite expiration	$6	$6
Total tax credit carryforwards	$6	$6

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $8 million at December 31, 2019 and $35 million at December 31, 2018. The unrecognized deferred tax liability on those earnings is not material.

The following table provides a reconciliation of the Corporation's unrecognized tax benefits:

Total Gross Unrecognized Tax Benefits
In millions	2019	2018	2017
Total unrecognized tax benefits at Jan 1	$1	$1	$1
Total unrecognized tax benefits at Dec 31	$1	$1	$1
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$1	$1	$1
Total amount of interest and penalties (benefit) recognized in "Provision for income taxes"	$(7)	$(5)	$(6)

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

The Corporation is included in TDCC's consolidated federal income tax group and DowDuPont's consolidated tax return through March 31, 2019. Current and deferred tax expenses are calculated for the Corporation as a stand-alone group and are allocated to the group from the consolidated totals, consistent with the TDCC-UCC Tax Sharing Agreement. The Corporation is currently under examination in a number of tax jurisdictions, including the U.S. federal and various state jurisdictions. It is reasonably possible that these examinations may be resolved in the next twelve months. The impact on the Corporation’s results of operations is not expected to be material.

Tax years that remain subject to examination for the Corporation's major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at Dec 31, 2019	Earliest Open Year
Jurisdiction
United States:
Federal income tax	2004
State and local income tax	2004

Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of those accrued will have a material impact on the Corporation's consolidated financial statements.

NOTE 9 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories at Dec 31
In millions	2019	2018
Finished goods	$162	$264
Work in process	31	45
Raw materials	47	45
Supplies	92	85
Total	$332	$439
Adjustment of inventories to a LIFO basis	(85)	(135)
Total inventories	$247	$304

Inventories valued on a LIFO basis, principally U.S. chemicals and plastics product inventories, represented 59 percent of the total inventories at December 31, 2019 and 60 percent of the total inventories at December 31, 2018.

A reduction of certain inventories resulted in the liquidation of certain LIFO inventory layers, which decreased pretax income $14 million in 2019 and had an immaterial impact on pretax income in 2018 and 2017.

NOTE 10 - PROPERTY
The following table provides a breakdown of property:

Property at Dec 31	Estimated Useful Lives (Years)
In millions		2019	2018
Land and land improvements	0-25	$258	$285
Buildings	5-50	408	412
Machinery and equipment	3-20	6,097	6,205
Other property	3-30	357	338
Construction in progress	—	127	190
Total property		$7,247	$7,430

The following table provides information regarding depreciation expense and capitalized interest:

In millions	2019	2018	2017
Depreciation expense	$175	$179	$176
Capitalized interest	$8	$7	$10

NOTE 11 - INVESTMENTS IN RELATED COMPANIES
The Corporation's ownership interests in related companies at December 31, 2019 and 2018 were as follows:

Investments in Related Companies at Dec 31	Ownership Interest		Investment Balance
In millions	2019	2018	2019	2018
Dow International Holdings Company [1]	5%	12%	$232	$633
Dow Quimica Mexicana S.A. de C.V.	15%	15%	5	5
Other	—%	—%	1	1
Total Investments in Related Companies			$238	$639

1.
In the first quarter of 2019, UCC issued a stock dividend to TDCC for 63.4 percent ($401 million) of its ownership in DIHC in anticipation of the business separation activities to align TDCC's specialty products business with DowDuPont. See Notes 3 and 19 for additional information.

NOTE 12 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation's intangible assets:

Intangible Assets at Dec 31	2019			2018
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Licenses and developed technology	$33	$(33)	$—	$33	$(33)	$—
Software	79	(57)	22	79	(54)	25
Total intangible assets	$112	$(90)	$22	$112	$(87)	$25

The following table provides information regarding amortization expense:

Amortization Expense
In millions	2019	2018	2017
Software [1]	$7	$6	$5

1.	Included in “Cost of sales” in the consolidated statements of income.

Total estimated amortization expense for the next five fiscal years, including amounts for intangible assets not yet placed in service, is as follows:

Estimated Amortization Expense for Next Five Years
In millions
2020	$8
2021	$6
2022	$5
2023	$3
2024	$1

NOTE 13 - NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable at Dec 31
In millions	2019	2018
Notes payable to banks and other lenders	$6	$1
Notes payable to related companies	32	28
Total notes payable	$38	$29
Year-end average interest rates	1.88%	3.27%

Long-Term Debt at Dec 31	2019 Average Rate	2019	2018 Average Rate	2018

In millions
Promissory notes and debentures:
Debentures due 2023	7.875%	$175	7.875%	$175
Debentures due 2025	6.79%	12	6.79%	12
Debentures due 2025	7.50%	150	7.50%	150
Debentures due 2096	7.75%	135	7.75%	135
Finance lease obligations [1]		6		7
Unamortized debt discount and issuance costs		(4)		(5)
Long-term debt due within one year		(1)		(1)
Total long-term debt		$473		$473

1.	See Note 15 for additional information.

Maturities of Long-Term Debt for Next Five Years at Dec 31, 2019
In millions
2020	$1
2021	$1
2022	$1
2023	$176
2024	$1

Letters of Credit
The Corporation utilizes letters of credit to support commitments made in the ordinary course of business. While the terms and amounts of letters of credit change, UCC generally has approximately $5 million of outstanding letters of credit at any given time.

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

At December 31, 2019, the Corporation had accrued obligations of $132 million for probable environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites. These obligations were included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation's results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability. At December 31, 2018, the Corporation had accrued obligations of $94 million for probable environmental remediation and restoration costs, including $16 million for the remediation of Superfund sites.

In the third quarter of 2019, the Corporation recorded a pretax charge of $55 million, included in "Cost of sales" in the consolidated statements of income, related to environmental remediation matters at a number of current and historical locations. The charge primarily resulted from the culmination of long-standing negotiations and discussions with regulators and agencies, including technical studies supporting higher cost estimates for final or staged remediation plans, and the Corporation’s review of its closure strategies and obligations to monitor ongoing operations and maintenance activities.

The following table summarizes the activity in the Corporation's accrued obligations for environmental matters for the years ended December 31, 2019 and 2018:

Accrued Liability for Environmental Matters
In millions	2019	2018
Balance at Jan 1	$94	$114
Accrual adjustment	93	38
Payments against reserve	(55)	(57)
Foreign currency impact	—	(1)
Balance at Dec 31	$132	$94

The amounts charged to income on a pretax basis related to environmental remediation totaled $93 million in 2019, $38 million in 2018 and $36 million in 2017. Capital expenditures for environmental protection were $11 million in 2019, $9 million in 2018 and $9 million in 2017.

Litigation
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

Estimating the Asbestos-Related Liability
Based on a study completed by Ankura Consulting Group, LLC ("Ankura") in January 2003, the Corporation increased its December 31, 2002, asbestos-related liability for pending and future claims for a 15-year period ending in 2017 to $2.2 billion, excluding future defense and processing costs. In subsequent years, the Corporation compared current asbestos claim and resolution activity to the results of the most recent Ankura study at each balance sheet date to determine whether the accrual continued to be appropriate.

In 2016, Ankura completed a study to provide estimates for the undiscounted cost of disposing of pending and future claims against UCC and Amchem through the terminal year of 2049, including a reasonable forecast of future defense and processing costs. Based on the study and the Corporation’s internal review of asbestos claim and resolution activity, the Corporation determined estimating the liability through the terminal year of 2049 was more appropriate due to increased knowledge and data about the costs to resolve claims and diminished volatility in filing rates. The Corporation also determined that estimating and accruing a liability for future asbestos-related defense and processing costs was more appropriate as such costs represent expenditures related to legacy activities that do not contribute to current or future revenue generating activities of the Corporation and is also reflective of the manner in which the Corporation manages its asbestos-related exposure, including careful monitoring of the correlation between defense spending and resolution costs. As a result, in the fourth quarter of 2016, the Corporation recorded a $1,113 million increase in its asbestos-related liability for pending and future claims, including future defense and processing costs. Each October, the Corporation requests Ankura to review its historical asbestos claim and resolution activity through the third quarter of the current year, including asbestos-related defense and processing costs, to determine the appropriateness of updating the most recent study.

In December 2017, Ankura stated that an update of its December 2016 study would not provide a more likely estimate of future events than the estimate reflected in the study and, therefore, the estimate in the study remained applicable. Based on the Corporation's internal review process and Ankura's response, the Corporation determined that no change to the accrual was required.

In December 2018, Ankura completed a study of the Corporation's historical asbestos claim and resolution activity through September 30, 2018, including asbestos-related defense and processing costs, and provided estimates for the undiscounted cost of disposing of pending and future claims against UCC and Amchem through the terminal year of 2049. Based on the study and the Corporation's internal review process, it was determined that no adjustment to the accrual was required. At December 31, 2018, the asbestos-related liability for pending and future claims against UCC and Amchem, including future asbestos-related defense and processing costs, was $1,260 million, and approximately 16 percent of the recorded liability related to pending claims and approximately 84 percent related to future claims.

In December 2019, Ankura stated that an update of its December 2018 study would not provide a more likely estimate of future events than the estimate reflected in the study and, therefore, the estimate in the study remained applicable. Based on the Corporation's internal review process and Ankura's response, the Corporation determined that no change to the accrual was required. At December 31, 2019, the asbestos-related liability for pending and future claims against UCC and Amchem, including future asbestos-related defense and processing costs, was $1,165 million, and approximately 18 percent of the recorded liability related to pending claims and approximately 82 percent related to future claims.

Summary
The Corporation's management believes the amounts recorded for the asbestos-related liability, including defense and processing costs, reflect reasonable and probable estimates of the liability based on current, known facts. However, future events, such as the number of new claims to be filed and/or received each year and the average cost of defending and disposing of each such claim, as well as the numerous uncertainties surrounding asbestos litigation in the United States over a significant period of time, could cause the actual costs for the Corporation to be higher or lower than those projected or those recorded. Any such event could result in an increase or decrease in the recorded liability.

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

Other Litigation
The Corporation is also involved in a number of legal proceedings and claims with both private and governmental parties. These cover a wide range of matters, including, but not limited to: product liability; trade regulation; governmental tax and regulatory disputes; health, safety and environmental matters; employment matters; patent infringement; contracts; and commercial litigation. While it is not possible at this time to determine with certainty the ultimate outcome of any of the legal proceedings and claims referred to in this filing, management believes that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, cash flows and financial position of the Corporation.

Purchase Commitments
The Corporation has outstanding purchase commitments and various commitments for take-or-pay or throughput agreements. The Corporation was not aware of any purchase commitments that were negotiated as part of a financing arrangement for the facilities that will provide the contracted goods or services or for the costs related to those goods or services at December 31, 2019 and 2018.

NOTE 15 - LEASES
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

The Corporation routinely leases product and utility production facilities, sales and administrative offices, warehouses and tanks for product storage, motor vehicles, railcars, computers, office machines and equipment. Some leases contain renewal provisions, purchase options and escalation clauses. The terms for these leased assets vary depending on the lease agreement. These leased assets have remaining lease terms of up to 10 years. The Corporation's lease agreements do not contain any material residual value guarantees or restrictive covenants. See Notes 1 and 2 for additional information on leases.

The components of lease cost for operating and finance leases for the year ended December 31, 2019 were as follows:

Lease Cost	Year Ended Dec 31, 2019
In millions
Operating lease cost	$21
Short-term lease cost	25
Variable lease cost	4
Amortization of right-of-use assets - finance	1
Total lease cost	$51

The following table provides supplemental cash flow information related to leases:

Other Lease Information	Year Ended Dec 31, 2019
In millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$21
Financing cash flows for finance leases	$1

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at December 31, 2019:

Lease Position	Balance Sheet Classification	Dec 31, 2019
In millions
Right-of-use assets obtained in exchange for lease obligations:
Operating leases [1]		$105
Assets
Operating lease assets	Operating lease right-of-use assets	$89
Finance lease assets	Property	12
Finance lease amortization	Accumulated depreciation	(6)
Total lease assets		$95
Liabilities
Current
Operating	Operating lease liabilities - current	$16
Finance	Long-term debt due within one year	1
Noncurrent
Operating	Operating lease liabilities - noncurrent	74
Finance	Long-Term Debt	5
Total lease liabilities		$96

1.	Includes $99 million related to the adoption of Topic 842. See Note 2 for additional information.

Lease Term and Discount Rate	Dec 31, 2019
Weighted-average remaining lease term
Operating leases	6.3 years
Finance leases	4.5 years
Weighted-average discount rate
Operating leases	4.13%
Finance leases	4.22%

The following table provides the maturities of lease liabilities at December 31, 2019:

Maturities of Lease Liabilities at Dec 31, 2019	Operating Leases	Finance Leases
In millions
2020	$19	$2
2021	17	2
2022	16	1
2023	13	1
2024	13	1
2025 and thereafter	25	—
Total future undiscounted lease payments	$103	$7
Less imputed interest	13	1
Total present value of lease liabilities	$90	$6

At December 31, 2019, the Corporation had additional leases of approximately $16 million for equipment and a rail yard, which have not yet commenced. These leases are expected to commence in 2020, with lease terms of up to 20 years.

Future minimum lease payments for operating leases accounted for under ASC 840, "Leases," with remaining non-cancelable terms in excess of one year were as follows at December 31, 2018:

Minimum Lease Commitments at Dec 31, 2018
In millions
2019	$18
2020	16
2021	14
2022	13
2023	13
2024 and thereafter	37
Total	$111

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of AOCL for the years ended December 31, 2019, 2018 and 2017 were as follows:

Accumulated Other Comprehensive Loss	2019	2018	2017
In millions
Cumulative Translation Adjustment
Beginning balance	$(57)	$(59)	$(62)
Unrealized gains (losses) on foreign currency translation	1	2	—
(Gains) losses reclassified from AOCL to net income [1]	—	—	3
Other comprehensive income (loss), net of tax	1	2	3
Ending balance	$(56)	$(57)	$(59)
Pension and Other Postretirement Benefits
Beginning balance	$(1,504)	$(1,293)	$(1,258)
Gains (losses) arising during the period	(213)	(29)	(108)
Less: Tax (expense) benefit	51	7	25
Net gains (losses) arising during the period	(162)	(22)	(83)
Amortization and recognition of net loss [2]	75	85	76
Less: Tax expense (benefit) [3]	(18)	(20)	(28)
Net loss reclassified from AOCL to net income	57	65	48
Other comprehensive income (loss), net of tax	(105)	43	(35)
Reclassification of stranded tax effects [4]	—	(254)	—
Ending balance	$(1,609)	$(1,504)	$(1,293)
Total AOCL ending balance	$(1,665)	$(1,561)	$(1,352)

1.	Reclassified to "Sundry income (expense) - net."

2.
These AOCL components are included in the computation of net periodic benefit cost of the Corporation's defined benefit pension and other postretirement benefit plans. See Note 17 for additional information.

3.	Reclassified to "Provision for income taxes."

4.	Amounts reclassified to retained earnings as a result of the adoption of ASU 2018-02.

NOTE 17 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
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

The Corporation's funding policy is to contribute to the plan when pension laws or economics either require or encourage funding. In 2019, UCC contributed $2 million to its pension plans, including contributions to fund benefit payments for its non-qualified supplemental plan. UCC expects to contribute approximately $2 million to its pension plans in 2020.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

Pension Plan Assumptions	Benefit Obligations at Dec 31		Net Periodic Costs for the Year Ended
	2019	2018	2019	2018	2017
Discount rate	3.29%	4.32%	4.32%	3.59%	4.00%
Interest crediting rate for applicable benefits	4.50%	4.50%	4.50%	4.50%	4.50%
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%	4.25%
Expected return on plan assets	—	—	6.80%	6.80%	6.80%

Other Postretirement Benefit Plans
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

The Corporation funds most of the cost of these health care and life insurance benefits as incurred. In 2019, UCC did not make any contributions to its other postretirement benefit plan trust. Likewise, UCC does not expect to contribute assets to its other postretirement benefit plan trust in 2020.

The weighted-average assumptions used to determine other postretirement benefit plan obligations and net periodic benefit costs for the plan are provided in the following table:

Other Postretirement Benefit Plan Assumptions	Benefit Obligations at Dec 31		Net Periodic Costs for the Year Ended
	2019	2018	2019	2018	2017
Discount rate	3.17%	4.23%	4.23%	3.51%	3.88%
Health care cost trend rate assumed for next year	6.25%	6.50%	6.50%	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate health care cost trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate health care cost trend rate	2025	2025	2025	2025	2025

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

Summarized information on the Corporation's pension and other postretirement benefit plans is as follows:

Change in Projected Benefit Obligations, Plan Assets and Funded Status for All Plans	Defined Benefit Pension Plans		Other Postretirement Benefit Plan
In millions	2019	2018	2019	2018
Change in projected benefit obligations:
Benefit obligation at beginning of year	$3,786	$4,150	$215	$224
Service cost	34	39	1	1
Interest cost	145	128	7	6
Actuarial changes in assumptions and experience	453	(249)	12	(2)
Benefits paid	(280)	(278)	(15)	(14)
Other	(41)	(4)	—	—
Benefit obligation at end of year	$4,097	$3,786	$220	$215

Change in plan assets:
Fair value of plan assets at beginning of year	$3,005	$3,307	$—	$—
Actual return on plan assets	464	(62)	—	—
Employer contributions	2	42	—	—
Asset transfers	(43)	(4)	—	—
Benefits paid	(280)	(278)	—	—
Fair value of plan assets at end of year	$3,148	$3,005	$—	$—

Funded status at end of year	$(949)	$(781)	$(220)	$(215)

Net amounts recognized in the consolidated balance sheets at Dec 31:
Accrued and other current liabilities	$(2)	$(2)	$(17)	$(19)
Pension and other postretirement benefits - noncurrent	(947)	(779)	(203)	(196)
Net amount recognized	$(949)	$(781)	$(220)	$(215)

Pretax amounts recognized in accumulated other comprehensive loss at Dec 31:
Net loss (gain)	$2,137	$2,019	$(60)	$(79)
Prior service credit	(10)	(11)	—	—
Pretax balance in accumulated other comprehensive loss at end of year	$2,127	$2,008	$(60)	$(79)

A significant component of the overall increase in the Corporation's benefit obligation for the year ended December 31, 2019 was due to the change in weighted-average discount rates, which decreased from 4.32 percent at December 31, 2018 to 3.29 percent at December 31, 2019. A significant component of the overall decrease in the Corporation's benefit obligation for the year ended December 31, 2018 was due to the change in weighted-average discount rates, which increased from 3.59 percent at December 31, 2017 to 4.32 percent at December 31, 2018.

The accumulated benefit obligation for all defined benefit pension plans was $4.1 billion at December 31, 2019 and $3.8 billion at December 31, 2018.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at Dec 31
In millions	2019	2018
Accumulated benefit obligations	$4,071	$3,762
Fair value of plan assets	$3,148	$3,005

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets at Dec 31	2019	2018
In millions
Projected benefit obligations	$4,097	$3,786
Fair value of plan assets	$3,148	$3,005

Net Periodic Benefit Cost for All Plans for the Year Ended Dec 31	Defined Benefit Pension Plans			Other Postretirement Benefit Plan

In millions	2019	2018	2017	2019	2018	2017
Net Periodic Benefit Cost:
Service cost	$34	$39	$38	$1	$1	$1
Interest cost	145	128	129	7	6	8
Expected return on plan assets	(210)	(218)	(221)	—	—	—
Amortization of prior service credit	(1)	(1)	(1)	—	—	—
Amortization of net (gain) loss	84	95	83	(8)	(9)	(6)
Net periodic benefit cost	$52	$43	$28	$—	$(2)	$3
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net (gain) loss	$202	$31	$131	$11	$(2)	$(23)
Amortization of prior service credit	1	1	1	—	—	—
Amortization of net gain (loss)	(84)	(95)	(83)	8	9	6
Total recognized in other comprehensive (income) loss	$119	$(63)	$49	$19	$7	$(17)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$171	$(20)	$77	$19	$5	$(14)

Net periodic benefit cost, other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income. See Note 7 for additional information.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at Dec 31, 2019	Defined Benefit Pension Plans	Other Postretirement Benefit Plan
In millions
2020	$277	$17
2021	276	16
2022	274	17
2023	271	18
2024	268	18
2025 through 2029	1,264	78
Total	$2,630	$164

Plan Assets
Plan assets consist primarily of equity and fixed income securities of U.S. and foreign issuers, and include alternative investments such as real estate, private equity and other absolute return strategies. At December 31, 2019, plan assets totaled $3.1 billion and included no directly held common stock of Dow Inc. At December 31, 2018, plan assets totaled $3.0 billion and included no directly held common stock of DowDuPont.

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

The Northern Trust Collective Government Short Term Investment money market fund is utilized as the sweep vehicle for the pension plan, which from time to time can represent a significant investment. Approximately 34 percent of the liability of the pension plan is covered by a participating group annuity issued by Prudential Insurance Company.

The weighted-average target allocation for plan assets of the Corporation's pension plans is summarized as follows:

Target Allocation for Plan Assets at Dec 31, 2019	Target Allocation
Asset Category
Equity securities	23%
Fixed income securities	45
Alternative investments	27
Other	5
Total	100%

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

The following table summarizes the bases used to measure the Corporation’s pension plan assets at fair value for the years ended December 31, 2019 and 2018:

Basis of Fair Value Measurements	Dec 31, 2019				Dec 31, 2018
In millions	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$160	$148	$12	$—	$189	$189	$—	$—
Equity securities:
U.S. equity securities	$346	$344	$2	$—	$277	$275	$2	$—
Non - U.S. equity securities	369	325	40	4	321	269	46	6
Total equity securities	$715	$669	$42	$4	$598	$544	$48	$6
Fixed income securities:
Debt - government-issued	$812	$7	$805	$—	$812	$8	$804	$—
Debt - corporate-issued	455	9	446	—	413	11	402	—
Debt - asset-backed	13	—	13	—	30	—	30	—
Total fixed income securities	$1,280	$16	$1,264	$—	$1,255	$19	$1,236	$—
Alternative investments:
Private market securities	$5	$—	$—	$5	$—	$—	$—	$—
Derivatives - asset position	—	—	—	—	12	—	12	—
Derivatives - liability position	(3)	—	(3)	—	—	—	—	—
Total alternative investments	$2	$—	$(3)	$5	$12	$—	$12	$—
Other investments	$2	$5	$(3)	$—	$—	$—	$—	$—
Subtotal	$2,159	$838	$1,312	$9	$2,054	$752	$1,296	$6
Investments measured at net asset value:
Hedge funds	$266				$287
Private market securities	389				335
Real estate	341				327
Total investments measured at net asset value	$996				$949
Items to reconcile to fair value of plan assets:
Pension trust receivables [1]	$—				$2
Pension trust payables [2]	(7)				—
Total	$3,148				$3,005

1.	Primarily receivables for investment securities sold.

2.	Primarily payables for investment securities purchased.

The following table summarizes the changes in fair value of Level 3 pension plan assets for the years ended December 31, 2019 and 2018:

Fair Value Measurement of Level 3 Pension Plan Assets	Equity Securities	Alternative Investments	Total
In millions
Balance at Jan 1, 2018	$7	$—	$7
Actual return on plan assets:
Relating to assets held at Dec 31, 2018	(1)	—	(1)
Balance at Dec 31, 2018	$6	$—	$6
Actual return on plan assets:
Relating to assets held at Dec 31, 2019	—	(5)	(5)
Purchases, sales and settlements	(2)	10	8
Balance at Dec 31, 2019	$4	$5	$9

Defined Contribution Plans
In addition to the qualified defined benefit pension plan, U.S. employees may participate in defined contribution plans (Employee Savings Plans or 401(k) plans) by contributing a portion of their compensation, which is partially matched by the Corporation. Expense recognized for all defined contribution plans was $9 million in 2019, $15 million in 2018 and $21 million in 2017.

NOTE 18 - FAIR VALUE MEASUREMENTS
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

Assets that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset. For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. There were no transfers between Levels 1 and 2 in the years ended December 31, 2019 and 2018.

The following table summarizes the fair value of the Corporation's financial instruments at December 31, 2019 and 2018:

Fair Value of Financial Instruments	2019				2018
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$10	$—	$—	$10	$10	$—	$—	$10
Long-term debt including debt due within one year	$(474)	$—	$(115)	$(589)	$(474)	$—	$(67)	$(541)

1. Money market fund is included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

Cost approximates fair value for all other financial instruments.

Fair Value Measurements on a Nonrecurring Basis
In 2019, the Corporation recognized an impairment charge of $75 million resulting from the planned divestiture of its acetone derivatives product line to ALTIVIA Ketones & Additives, LLC. The transaction included the Corporation's acetone derivatives related inventory and production assets located in Institute, West Virginia, in addition to the site infrastructure, land and utilities and certain railcars previously owned by TDCC. The assets, classified as Level 3 measurements and valued using unobservable inputs, were written down to zero in 2019, except for inventory and railcars. The impairment charge was included in "Restructuring and asset related charges - net" in the consolidated statements of income. See Note 6 for additional information.

NOTE 19 - RELATED PARTY TRANSACTIONS
The Corporation sells its products to TDCC to simplify the customer interface process. Products are sold to and purchased from TDCC at market-based prices in accordance with the terms of an agreement between UCC and TDCC. After each quarter, the Corporation and TDCC analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a TDCC subsidiary and pays a commission to that TDCC subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense was included in "Sundry income (expense) - net" in the consolidated statements of income. Purchases from that TDCC subsidiary were approximately $1.1 billion in 2019, $1.6 billion in 2018 and $1.7 billion in 2017.

The Corporation has a master services agreement with TDCC whereby TDCC provides services including, but not limited to, accounting, legal, treasury (investments, cash management, risk management, insurance), procurement, human resources, environmental, health and safety, and business management for UCC. Under the master services agreement with TDCC, general administrative and overhead type services that TDCC routinely allocates to various businesses are charged to UCC. The master services agreement cost allocation basis is headcount and includes a 10 percent service fee. This agreement resulted in expense of $24 million in 2019, $30 million in 2018 and $33 million in 2017 for general administrative and overhead type services and the 10 percent service fee, and was included in "Sundry income (expense) - net" in the consolidated statements of income. The remaining activity-based costs were approximately $87 million in 2019, $85 million in 2018 and $78 million in 2017 and were included in "Cost of sales" in the consolidated statements of income.

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

As part of TDCC’s cash management process, UCC is a party to revolving loans with TDCC that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At December 31, 2019, the Corporation had a note receivable of $1.5 billion ($1.3 billion at December 31, 2018) from TDCC under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with TDCC that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures on December 30, 2020. TDCC may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At December 31, 2019, $937 million was available under the revolving credit agreement ($949 million at December 31, 2018). The cash collateral was reported as "Noncurrent receivables from related companies" in the consolidated balance sheets.

On a quarterly basis, the Corporation's Board of Directors reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. In 2019, the Corporation declared and paid cash dividends totaling $570 million to TDCC. In 2018, the Corporation declared and paid cash dividends totaling $553 million to TDCC.

In the first quarter of 2019, in anticipation of the business separation activities to align TDCC's specialty products business with DowDuPont, UCC issued a stock dividend to TDCC for 63.4 percent of its ownership in DIHC, a cost method investment, which totaled $401 million. UCC also distributed assets and liabilities aligned with TDCC's specialty products business for an additional dividend to TDCC of $71 million. See Notes 3 and 11 for additional information.

In the fourth quarter of 2019, in anticipation of the Corporation's sale of its acetone derivatives product line to ALTIVIA Ketones & Additives, LLC, TDCC transferred railcars to UCC valued at $3 million as a capital contribution, which is included in "Additional paid in capital" in the consolidated balance sheets. See Notes 5, 6 and 18 for additional information.

In accordance with the Tax Sharing Agreement between the Corporation and TDCC, the Corporation makes payments to TDCC to cover the Corporation's estimated federal tax liability; payments were $184 million in 2019, $220 million in 2018 and $294 million in 2017.

NOTE 20 - BUSINESS AND GEOGRAPHIC REGIONS
TDCC conducts its worldwide operations through principal product groups, and the Corporation's business activities comprise components of TDCC's principal product groups rather than stand-alone operations. The Corporation sells substantially all of its products to TDCC in order to simplify the customer interface process at market-based prices in accordance with the terms of an agreement between UCC and TDCC. Because there are no separate reportable business segments for the Corporation and no detailed business information is provided to a chief operating decision maker regarding the Corporation's stand-alone operations, the Corporation's results are reported as a single operating segment.

Sales are attributed to geographic regions based on customer location; long-lived assets are attributed to geographic regions based on asset location. Sales to external customers and long-lived assets by geographic region were as follows:

Geographic Region Information	United States	Asia Pacific	Rest of World	Total
In millions
2019
Sales to external customers [1]	$105	$24	$9	$138
Long-lived assets	$1,329	$18	$22	$1,369
2018
Sales to external customers [1]	$124	$2	$10	$136
Long-lived assets	$1,413	$10	$25	$1,448
2017
Sales to external customers [1]	$110	$21	$12	$143
Long-lived assets	$1,341	$9	$29	$1,379

1.	Of total sales to external customers, sales in Malaysia were approximately 17 percent in 2019, 1 percent in 2018 and 15 percent in 2017, and are included in Asia Pacific.

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

Management assessed the effectiveness of the Corporation's internal control over financial reporting and concluded that, as of December 31, 2019, such internal control is effective. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework (2013).

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

February 7, 2020

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
Omitted pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Omitted pursuant to General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The Dow Inc. Audit Committee pre-approved all auditing services and permitted non-audit services for 2019 (including the fees and terms thereof) to be performed for Dow Inc. and its subsidiaries (including the Corporation) by its independent auditor, subject to the de minimus exception for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act, any such exceptions are approved by the Dow Inc. Audit Committee prior to the completion of the audit. The Corporation's management and its Board of Directors subscribe to these policies and procedures. For the years ended December 31, 2019 and 2018, professional services were performed for the Corporation by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the "Deloitte Entities").

Total fees paid to the Deloitte Entities were $1.5 million in 2019 and 2018. These are the aggregate of fees billed for the audit of the Corporation's annual financial statements, the reviews of the financial statements in the Quarterly Reports on Form 10-Q, statutory audits and other regulatory filings.

Union Carbide Corporation and Subsidiaries
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1. The Corporation's 2019 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K.

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

4.1
Indenture dated June 1, 1995, between the Corporation and the Chase Manhattan Bank (formerly Chemical Bank), as trustee, incorporated by reference to Exhibit 4.1.2 to the Corporation's Registration Statement on Form S-3, File No. 33-660705, filed with the SEC on October 13, 1995.

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

10.1.2
Restated Service Addendum No. 1 to the Service Agreement, effective as of February 6, 2001, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.23.3 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

10.1.3
Service Addendum No. 3 to the Amended and Restated Service Agreement, effective as of January 1, 2005, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.1.3 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

10.1.4
First Amendment to Amended and Restated Service Agreement, effective as of January 1, 2011, between the Corporation and The Dow Chemical Company incorporated by reference to Exhibit 10.1.4 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

10.2
Second Amended and Restated Sales Promotion Agreement, effective January 1, 2004, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.24 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

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

10.5.1
First Amendment dated October 29, 2004 to the Amended and Restated Revolving Credit Agreement, dated as of May 28, 2004, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors, incorporated by reference to Exhibit 10.5.1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

10.5.2
Second Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 30, 2004, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors, incorporated by reference to Exhibit 10.5.2 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

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

10.5.10
Tenth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 6, 2012, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors, incorporated by reference to Exhibit 10.5.10 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012.

10.5.11
Eleventh Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 16, 2013, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors, incorporated by reference to Exhibit 10.5.11 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013.

10.5.12
Twelfth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 17, 2014, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors, incorporated by reference to Exhibit 10.5.12 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014.

Exhibit No.	Description of Exhibit
10.5.13
Thirteenth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 16, 2015, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors, incorporated by reference to Exhibit 10.5.13 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015.

10.5.14
Fourteenth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 12, 2016, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors, incorporated by reference to Exhibit 10.5.14 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

10.5.15
Fifteenth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 30, 2017, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors, incorporated by reference to Exhibit 10.5.15 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017.

10.5.16
Sixteenth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 30, 2018, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors, incorporated by reference to Exhibit 10.5.16 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018.

10.5.17*	Seventeenth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 30, 2019, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors.
10.6
Amended and Restated Pledge and Security Agreement dated as of May 28, 2004, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.29 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.7
Second Amended and Restated Revolving Loan Agreement, effective as of November 1, 2005, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.7 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

10.7.1
First Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of December 31, 2007, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.7.1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007.

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

10.7.8
Eighth Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of April 26, 2017, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.7.8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018.

10.9
Contribution Agreement dated as of December 21, 2007, among the Corporation, Dow International Holdings Company and The Dow Chemical Company, incorporated by reference to Exhibit 10.9 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007.

21	Omitted pursuant to General Instruction I of Form 10-K.

Exhibit No.	Description of Exhibit
23*	Ankura Consulting Group, LLC's Consent.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
* Filed herewith

The Corporation will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Corporation's principal executive offices.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

Union Carbide Corporation and Subsidiaries
Trademark Listing

The following trademarks of The Dow Chemical Company or an affiliated company of Dow appear in this report:
CARBOWAX, FLEXOMER, METEOR, REDI-LINK, SENTRY, SI-LINK, TERGITOL, TRITON, TUFLIN, UCAR, UCARTHERM, UCON, UNIGARD, UNIPURGE, UNIVAL

The following registered service mark of The American Chemistry Council in the United States appears in this report:
Responsible Care®

® ™ Trademark of The Dow Chemical Company ("TDCC") or an affiliated company, except as otherwise specified.

Union Carbide Corporation and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of February 2020.

UNION CARBIDE CORPORATION

/s/ RONALD C. EDMONDS
Ronald C. Edmonds Controller and Vice President of Controllers and Tax The Dow Chemical Company Authorized Representative of Union Carbide Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on the 7th day of February 2020 by the following persons on behalf of the Registrant and in the capacities indicated:

/s/ RICHARD A. WELLS	/s/ MARSHALL A. HEINBERG
Richard A. Wells, Director, President and Chief Executive Officer	Marshall A. Heinberg, Director

/s/ IGNACIO MOLINA	/s/ RONALD C. EDMONDS
Ignacio Molina, Director, Vice President, Treasurer and Chief Financial Officer	Ronald C. Edmonds Controller and Vice President of Controllers and Tax The Dow Chemical Company Authorized Representative of Union Carbide Corporation

Union Carbide Corporation and Subsidiaries

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
The Corporation is a wholly owned subsidiary of The Dow Chemical Company ("TDCC"). TDCC is a wholly owned subsidiary of Dow Inc. As such, the Corporation does not send an annual report to security holders or proxy material with respect to any annual or other meeting of security holders to TDCC, Dow Inc. or any other security holders.