Form 10-Q
period 2020-03-31
UNION CARBIDE CORP /NEW/
filed 2020-05-01
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

At March 31, 2020, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2020

Union Carbide Corporation and Subsidiaries

Throughout this Quarterly Report on Form 10-Q, except as otherwise indicated by the context, the terms "Corporation" or "UCC" as used herein mean Union Carbide Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may appear throughout this report, including without limitation, the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements often address expected future business and financial performance and financial condition, including the potential impacts of the coronavirus disease 2019 pandemic and the recent excess oil supply and related drop in oil prices, and often contain words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "may," "opportunity," "outlook," "plan," "project," "seek," "should," "strategy," "target," "will," "will be," "will continue," "will likely result," "would," and similar expressions and variations or negatives of these words. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.

A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from those projected, anticipated or implied in such forward-looking statements is included in the section titled "Risk Factors" contained in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2019. UCC assumes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2020	Mar 31, 2019
Net trade sales	$29	$28
Net sales to related companies	1,013	1,250
Total net sales	1,042	1,278
Cost of sales	826	950
Research and development expenses	6	6
Selling, general and administrative expenses	2	2
Restructuring charges	2	1
Integration and separation costs	—	1
Sundry income (expense) - net	(18)	(21)
Interest income	7	9
Interest expense and amortization of debt discount	8	7
Income before income taxes	187	299
Provision for income taxes	41	54
Net income attributable to Union Carbide Corporation	$146	$245

Depreciation	$45	$43
Capital expenditures	$33	$60
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2020	Mar 31, 2019
Net income attributable to Union Carbide Corporation	$146	$245
Other comprehensive income, net of tax
Cumulative translation adjustments	3	—
Pension and other postretirement benefit plans	20	15
Total other comprehensive income	23	15
Comprehensive income attributable to Union Carbide Corporation	$169	$260
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2020	Dec 31, 2019
Assets
Current Assets
Cash and cash equivalents	$11	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2020: $—; 2019: $—)	26	26
Related companies	712	658
Other	17	17
Income taxes receivable	287	337
Notes receivable from related companies	1,499	1,505
Inventories	243	247
Other current assets	13	20
Total current assets	2,808	2,821
Investments
Investments in related companies	238	238
Other investments	21	22
Noncurrent receivables	119	118
Noncurrent receivables from related companies	67	66
Total investments	445	444
Property
Property	7,279	7,247
Less accumulated depreciation	5,922	5,878
Net property	1,357	1,369
Other Assets
Intangible assets (net of accumulated amortization 2020: $92; 2019: $90)	21	22
Operating lease right-of-use assets	86	89
Deferred income tax assets	499	507
Deferred charges and other assets	24	26
Total other assets	630	644
Total Assets	$5,240	$5,278
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$31	$32
Notes payable - other	8	6
Long-term debt due within one year	1	1
Accounts payable:
Trade	207	218
Related companies	293	386
Other	21	10
Operating lease liabilities - current	15	16
Income taxes payable	25	25
Asbestos-related liabilities - current	100	105
Accrued and other current liabilities	130	126
Total current liabilities	831	925
Long-Term Debt	472	473
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	1,140	1,154
Asbestos-related liabilities - noncurrent	1,048	1,060
Operating lease liabilities - noncurrent	72	74
Other noncurrent obligations	191	194
Total other noncurrent liabilities	2,451	2,482
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	141	141
Retained earnings	2,987	2,922
Accumulated other comprehensive loss	(1,642)	(1,665)
Union Carbide Corporation's stockholder's equity	1,486	1,398
Total Liabilities and Equity	$5,240	$5,278
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar 31, 2020	Mar 31, 2019
Operating Activities
Net income attributable to Union Carbide Corporation	$146	$245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52	49
Provision (credit) for deferred income tax	1	(1)
Net gain on sales of property and investments	(1)	—
Restructuring charges	2	1
Net periodic pension benefit cost	14	13
Pension contributions	(1)	(1)
Other, net	(1)	—
Changes in assets and liabilities:
Accounts and notes receivable	1	2
Related company receivables	(48)	(40)
Inventories	4	(17)
Accounts payable	3	7
Related company payables	(95)	(124)
Asbestos-related payments	(18)	(17)
Other assets and liabilities	53	99
Cash provided by operating activities	112	216
Investing Activities
Capital expenditures	(33)	(60)
Change in noncurrent receivable from related company	—	1
Proceeds from sales of investments	—	2
Cash used for investing activities	(33)	(57)
Financing Activities
Dividends paid to parent	(81)	(160)
Changes in short-term notes payable	2	1
Cash used for financing activities	(79)	(159)
Summary
Increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	11	13
Cash and cash equivalents at end of period	$11	$13
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2020	Mar 31, 2019
Common Stock
Balance at beginning and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning and end of period	141	138
Retained Earnings
Balance at beginning of period	2,922	3,338
Net income attributable to Union Carbide Corporation	146	245
Dividends declared	(81)	(632)
Balance at end of period	2,987	2,951
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,665)	(1,561)
Other comprehensive income	23	15
Balance at end of period	(1,642)	(1,546)
Union Carbide Corporation's Stockholder's Equity	$1,486	$1,543
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
(Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
The unaudited interim consolidated financial statements of Union Carbide Corporation and its subsidiaries (the "Corporation" or "UCC") were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Adopted at March 31, 2020
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, "Income Taxes" and improve consistent application by clarifying and amending existing guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Corporation is currently evaluating the impact of adopting this guidance.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are intended to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The new standard is effective March 12, 2020 through December 31, 2022, with the adoption date being dependent upon the Corporation’s election. The Corporation is currently evaluating the impact of adopting this guidance.

NOTE 3 - BUSINESS SEPARATION
On April 1, 2019, DowDuPont completed the separation of its materials science business and Dow Inc. became the direct parent company of TDCC. UCC remains a wholly owned subsidiary of TDCC.

In the first quarter of 2019, in anticipation of DowDuPont's intended separation of its materials science business, UCC's assets and liabilities aligned with TDCC's specialty products business were transferred to TDCC as part of the internal reorganization steps to align TDCC's specialty products business to DowDuPont. In order to align entity ownership under TDCC, UCC distributed shares and assets to TDCC through dividends or asset distributions. As a result, in February 2019, UCC issued to TDCC a dividend of 1,067 shares of common stock of Dow International Holdings Company (“DIHC”), a cost method investment, resulting in a reduction in "Investments in related companies" of $401 million. UCC also transferred, as an asset distribution, the assets and liabilities aligned with TDCC's specialty products business for an additional dividend of $71 million to TDCC. The results of these transactions are reflected in “Investments in related companies” and “Retained earnings” in the consolidated balance sheets. See Note 12 for additional information.

The Corporation evaluated the impact of the specialty products product line transfer and determined it did not represent a strategic shift that had a major effect on the Corporation’s operations and financial results and did not qualify as an individually significant component of the Corporation. As a result, this transfer was not reported as discontinued operations.

NOTE 4 - REVENUE
Substantially all of the Corporation's revenue is generated by sales to TDCC. Products are sold to and purchased from TDCC at market-based prices in accordance with the terms of an agreement between UCC and TDCC. Approximately 99 percent of the Corporation's revenue for the three months ended March 31, 2020, related to sales of product (98 percent for the three months ended March 31, 2019); the remaining revenue primarily related to the licensing of patents and technology. The Corporation sells its products to TDCC to simplify the customer interface process.

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 21 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $39 million at March 31, 2020 ($41 million at December 31, 2019), of which $3 million ($4 million at December 31, 2019) was included in "Accrued and other current liabilities" and $36 million ($37 million at December 31, 2019) was included in "Other noncurrent obligations" in the consolidated balance sheets.

The Corporation disaggregates its revenue from contracts with customers by type of customer (sales to related parties and sales to trade customers) as presented in the consolidated statements of income and believes this disaggregation best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. Substantially all of the product sales are made to the Corporation's parent company, TDCC, and there are no unique economic factors that affect revenue recognition and cash flows associated with these product sales.

NOTE 5 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Mar 31, 2020	Dec 31, 2019
In millions
Finished goods	$154	$162
Work in process	25	31
Raw materials	47	47
Supplies	90	92
Total	$316	$332
Adjustment of inventories to a LIFO basis	(73)	(85)
Total inventories	$243	$247

NOTE 6 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	Mar 31, 2020			Dec 31, 2019
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses and developed technology	$33	$(33)	$—	$33	$(33)	$—
Software	80	(59)	21	79	(57)	22
Total intangible assets	$113	$(92)	$21	$112	$(90)	$22

Total estimated amortization expense for 2020 and the five succeeding fiscal years, including amounts for intangible assets not yet placed in service, is as follows:

Estimated Amortization Expense
In millions
2020	$8
2021	$6
2022	$5
2023	$3
2024	$1
2025	$—

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2020, the Corporation had accrued obligations of $131 million for probable environmental remediation and restoration costs, including $18 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability. At December 31, 2019, the Corporation had accrued obligations of $132 million for probable environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites.

Litigation
Asbestos-Related Matters
A summary of asbestos-related matters can be found in Note 14 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.

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

Estimating the Asbestos-Related Liability
Since 2003, the Corporation has engaged Ankura Consulting Group, LLC ("Ankura"), a third party actuarial specialist, to review the Corporation's historical asbestos-related claim and resolution activity in order to assist UCC management in estimating the asbestos-related liability. Each year, the Corporation requests Ankura to review its claim and resolution activity, including asbestos-related defense and processing costs, to determine the appropriateness of updating the most recent Ankura study.

Based on the review completed by Ankura in December 2019 and the Corporation's internal review process, the Corporation's total asbestos-related liability through the terminal year of 2049, including asbestos-related defense and processing costs, was $1,165 million at December 31, 2019, and was included in “Asbestos-related liabilities - current” and “Asbestos-related liabilities - noncurrent” in the consolidated balance sheets.

Each quarter, the Corporation reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2020 activity, it was determined that no adjustment to the accrual was required at March 31, 2020.

The Corporation’s asbestos-related liability for pending and future claims and defense and processing costs was $1,148 million at March 31, 2020, and approximately 19 percent of the recorded claim liability related to pending claims and approximately 81 percent related to future claims.

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

Other Litigation Matters
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

NOTE 8 - LEASES
For additional information on the Corporation's leases, see Note 15 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.

The components of lease cost for operating and finance leases for the three months ended March 31, 2020 and 2019 were as follows:

Lease Cost	Three Months Ended
In millions	Mar 31, 2020	Mar 31, 2019
Operating lease cost	$5	$6
Short-term lease cost	6	7
Variable lease cost	2	—
Total lease cost	$13	$13

The following table provides supplemental cash flow information related to leases:

Other Lease Information	Three Months Ended
In millions	Mar 31, 2020	Mar 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5	$6

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at March 31, 2020 and December 31, 2019:

Lease Position	Balance Sheet Classification	Mar 31, 2020	Dec 31, 2019
In millions
Right-of-use assets obtained in exchange for lease obligations:
Operating leases [1]		$3	$105
Assets
Operating lease assets	Operating lease right-of-use assets	$86	$89
Finance lease assets	Property	12	12
Finance lease amortization	Accumulated depreciation	(7)	(6)
Total lease assets		$91	$95
Liabilities
Current
Operating	Operating lease liabilities - current	$15	$16
Finance	Long-term debt due within one year	1	1
Noncurrent
Operating	Operating lease liabilities - noncurrent	72	74
Finance	Long-Term Debt	4	5
Total lease liabilities		$92	$96
1. Includes $99 million for the period ended December 31, 2019 related to the adoption of ASU 2016-02, "Leases (Topic 842)," and the associated ASUs, in the first quarter of 2019.

Lease Term and Discount Rate	Mar 31, 2020	Dec 31, 2019
Weighted-average remaining lease term
Operating leases	6.4 years	6.3 years
Finance leases	4.3 years	4.5 years
Weighted-average discount rate
Operating leases	4.13%	4.13%
Finance leases	4.22%	4.22%

The following table provides the maturities of lease liabilities at March 31, 2020:

Maturities of Lease Liabilities	Mar 31, 2020
	Operating Leases	Finance Leases
In millions
2020	$13	$1
2021	16	2
2022	16	1
2023	14	1
2024	13	1
2025 and thereafter	27	—
Total future undiscounted lease payments	$99	$6
Less imputed interest	12	1
Total present value of lease liabilities	$87	$5

At March 31, 2020, the Corporation had additional leases of approximately $16 million for equipment and a rail yard, which had not yet commenced. These leases are expected to commence in 2020 and 2021, with lease terms of up to 20 years.

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances for each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2020 and 2019 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended
In millions	Mar 31, 2020	Mar 31, 2019
Cumulative Translation Adjustment
Beginning balance	$(56)	$(57)
Gains on foreign currency translation	3	—
Ending balance	$(53)	$(57)
Pension and Other Postretirement Benefits
Beginning balance	$(1,609)	$(1,504)
Amortization and recognition of net loss [1]	26	19
Less: Tax expense (benefit) [2]	(6)	(4)
Other comprehensive income, net of tax	20	15
Ending balance	$(1,589)	$(1,489)
Total AOCL ending balance	$(1,642)	$(1,546)
1. These AOCL components are included in the computation of net periodic benefit cost of the Corporation's defined benefit pension and other postretirement benefit plans. See Note 10 for additional information.
2. Reclassified to "Provision for income taxes."

NOTE 10 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Corporation's pension and other postretirement benefit plans can be found in Note 17 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019. The following table provides the components of the Corporation's net periodic benefit cost for all significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	Mar 31, 2020	Mar 31, 2019
Defined Benefit Pension Plans:
Service cost	$9	$9
Interest cost	28	36
Expected return on plan assets	(50)	(53)
Amortization of net loss	27	21
Net periodic benefit cost	$14	$13

Other Postretirement Benefit Plan:
Interest cost	$1	$2
Amortization of net gain	(1)	(2)
Net periodic benefit cost	$—	$—

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

The following table summarizes the fair value of the Corporation's financial instruments at March 31, 2020 and December 31, 2019:

Fair Value of Financial Instruments	Mar 31, 2020				Dec 31, 2019
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$10	$—	$—	$10	$10	$—	$—	$10
Long-term debt including debt due within one year	$(473)	$—	$(51)	$(524)	$(474)	$—	$(115)	$(589)
1. Money market fund is included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

Cost approximates fair value for all other financial instruments.

NOTE 12 - RELATED PARTY TRANSACTIONS
The Corporation sells its products to TDCC to simplify the customer interface process. Products are sold to and purchased from TDCC at market-based prices in accordance with the terms of an agreement between UCC and TDCC. After each quarter, the Corporation and TDCC analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a TDCC subsidiary and pays a commission to that TDCC subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense was included in "Sundry income (expense) - net" in the consolidated statements of income. Purchases from that TDCC subsidiary were $231 million in the first quarter of 2020 ($334 million in the first quarter of 2019). The decrease in purchase costs in the first quarter of 2020 when compared with the same period last year was primarily due to lower feedstock and energy costs.

The Corporation has a master services agreement with TDCC, whereby TDCC provides services including, but not limited to: accounting; legal; treasury (investments, cash management, risk management, insurance); procurement; human resources; environmental; health and safety; and business management for UCC. Under the master services agreement with TDCC, general administrative and overhead type services that TDCC routinely allocates to various businesses are charged to UCC. The master services agreement cost allocation basis is headcount and includes a 10 percent service fee. This agreement resulted in expense of $8 million in the first quarter of 2020 ($6 million in the first quarter of 2019) for general administrative and overhead type services and the 10 percent service fee, included in "Sundry income (expense) - net" in the consolidated statements of income. The remaining activity-based costs were $23 million in the first quarter of 2020 ($23 million in the first quarter of 2019), and were included in "Cost of sales" in the consolidated statements of income.

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

As part of TDCC’s cash management process, UCC is a party to revolving loans with TDCC that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At March 31, 2020, the Corporation had a note receivable of $1.5 billion ($1.5 billion at December 31, 2019) from TDCC under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with TDCC that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures on December 30, 2020. TDCC may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries, with cash collateral. At March 31, 2020, $936 million was available under the revolving credit agreement ($937 million at December 31, 2019). The cash collateral was reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

On a quarterly basis, the Corporation's Board of Directors (the "Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. In the first quarter of 2020, the Corporation declared and paid a cash dividend of $81 million to TDCC. In the first quarter of 2019, the Corporation declared and paid a cash dividend of $160 million to TDCC.

In the first quarter of 2019, in anticipation of the business separation activities to align TDCC's specialty products business with DowDuPont, UCC issued a stock dividend to TDCC for 63.4 percent of its ownership interest in DIHC, a cost method investment, which totaled $401 million. UCC also distributed assets and liabilities aligned with TDCC's specialty products business for an additional dividend to TDCC of $71 million. See Note 3 for additional information.

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

Statement on COVID-19 and Global Oil Supply
The pandemic caused by coronavirus disease 2019 ("COVID-19") was first reported in Wuhan, China in December 2019 and has since spread to all geographic regions where UCC’s products are produced or sold. Financial markets have been volatile in 2020, primarily due to uncertainty with respect to the severity and duration of the pandemic, coupled with a significant drop in oil prices that began in early March 2020, driven by a collapse in demand due to the global spread of COVID-19 combined with increased supply from oil producers.

Dow Inc. (together, with TDCC and its consolidated subsidiaries, “Dow”) directs global safety, crisis management and security protocols for all of Dow’s assets and workforce, which includes the assets and workforce of UCC. UCC’s primary manufacturing operations are in the United States, where efforts to contain the spread of COVID-19 have resulted in significant mitigation measures, including social distancing and stay-at-home mandates, travel restrictions and/or bans, and restricted access to certain corporate facilities and manufacturing sites. The Corporation’s manufacturing facilities in the United States have been designated essential operations by state and local governments and all of UCC’s manufacturing sites and facilities, including its smaller sites in Asia Pacific, continue to operate and are doing so safely, having implemented social distancing and enhanced health, safety and sanitization protocols as directed by Dow’s Crisis Management Teams (“CMTs”). The CMTs continue to work closely with site leadership to address the rapidly evolving situation and are adjusting alert levels as warranted on a site by site basis. UCC has also implemented necessary procedures to enable the workforce not essential to site operations to work remotely.

During this public health crisis, UCC is focused on the health and safety of its employees, customers and suppliers around the world and maintaining safe and reliable operations of its manufacturing sites. As many of UCC’s products are essential to critical global infrastructure, it is imperative that the Corporation continues to supply materials science solutions used in vital applications, including medical equipment and infrastructure, such as IV components; medical supplies and hand sanitizer; disposable non-woven plastics, surgical masks, tubing and vials and medical supply packaging; as well as personal and home hygiene and sanitization such as hard surface disinfectants, laundry detergent and hand soaps; and food supply and packaging. While the Corporation’s manufacturing sites have largely continued to operate during the COVID-19 pandemic, with no significant impact to manufacturing whether through shutdowns or shortages in labor, raw materials or personal protective equipment, supply chain disruptions and related logistical issues have posed challenges across all modes of transportation. Supply chain and logistical challenges are expected to continue in the second quarter of 2020.

Global markets have also been impacted by reduced demand for oil caused by the economic impact of the COVID-19 pandemic and a lack of support by oil producing nations to cut supply. These factors resulted in significant declines in crude oil prices in March 2020 that have extended through April. Prices are expected to remain volatile until supply/demand conditions become more balanced. Declines in crude oil prices impact the pace of oil drilling in the U.S. and Canada, which makes natural gas, a significant by-product of oil drilling and the primary feedstock used in the U.S. by UCC and other ethylene producers, less cost advantaged. However, the Corporation has feedstock flexibility, driven by manufacturing assets that have the ability to produce ethylene from natural gas liquids or crude oil-based feedstocks and benefits from Dow’s comprehensive financial and physical hedging programs. Therefore, although a continuation of suppressed crude oil prices could result in additional margin compression, the Corporation’s feedstock flexibility and fully-integrated feedstock position places the Corporation in position to proactively respond to the current challenges.

The Corporation experienced mixed sales results in the first quarter as global demand has been dynamic as a result of the pandemic and suppressed oil prices. While demand has remained strong for products utilized in consumer applications, such as cleaning and detergent ingredients and food, health and hygiene packaging, the Corporation has noted reduced demand for products used in durable goods applications, such as automotive. These demand patterns are expected to continue in the second quarter of 2020. Local prices also declined in the first quarter of 2020, largely impacted by lower global energy prices. In response, with the Corporation's primary focus being the safety of its workforce and reliable operation of its assets, the Corporation reduced capital expenditure targets for the year by 20 percent and may delay planned maintenance turnaround spending, where appropriate, without compromising safety, while also ensuring ability to serve the needs of UCC and/or Dow customers, in line with Dow's global mitigation measures during the COVID-19 pandemic. In addition, the Corporation will temporarily idle one of the Corporation's polyethylene production assets in the U.S. to balance production to demand across markets more severely impacted by restrained economic activity. See Results of Operations for additional discussion on first quarter results.

At the time of this filing, the ultimate severity and duration of the COVID-19 pandemic and suppressed oil prices cannot be reasonably estimated. The Corporation acknowledges that a prolonged pandemic, suppressed oil prices and corresponding market volatility could have a materially adverse affect on the Corporation’s results of operations, financial condition and cash flows. The risks associated with these conditions are more fully discussed in this report in Part II, Item 1A, Risk Factors. The Corporation is actively monitoring for potential financial impacts from the pandemic and suppressed oil prices, including, but not limited to: evaluating the recoverability of its assets; enhancing cyber security monitoring; and evaluating the ongoing appropriateness of its estimates.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the U.S. The Corporation continues to assess the potential impacts of this legislation on its financial position and results of operations.

RESULTS OF OPERATIONS
Net Sales
Total net sales were $1,042 million in the first quarter of 2020 compared with $1,278 million in the first quarter of 2019, a decrease of 18 percent. Net sales to related companies, principally to TDCC, and based on market prices for the related products, were $1,013 million in the first quarter of 2020 compared with $1,250 million in the first quarter of 2019, a decrease of 19 percent.

Average selling price decreased 19 percent in the first quarter of 2020 compared with the same quarter last year. Price decreased across all products, primarily in response to lower feedstock and other raw material costs, with the largest decreases in polyethylene, oxo alcohols, glycol ethers and ethanolamines. Volume was up 1 percent in the first quarter of 2020 compared with the first quarter of 2019. Volume increased across most product lines, with the most significant increases in ethylene oxide/ethylene glycol, driven by demand growth in the first quarter of 2020, and polyethylene, which was impacted by railcar shortages in the first quarter of 2019. These volume increases were partially offset by decreases in plastics used for wire and cable applications as a result of planned maintenance turnaround activity and other equipment maintenance in the first quarter of 2020, and volume decreases resulting from the Business Separation and the divestiture of the Corporation's acetone derivatives product line in the fourth quarter of 2019.

Cost of Sales
Cost of sales was $826 million in the first quarter of 2020 compared with $950 million in the first quarter of 2019, a decrease of 13 percent. The decline in cost of sales was driven primarily by lower feedstock and other raw material costs, the impact from the Business Separation and the divestiture of the Corporation's acetone derivatives product line in the fourth quarter of 2019.

Research and Development ("R&D"), Selling, General and Administrative ("SG&A") Expenses
In the first quarter of 2020, R&D expenses were $6 million and SG&A expenses were $2 million, both flat compared with the first quarter of 2019.

Restructuring Charges
In September and November 2017, the Corporation approved restructuring actions that were aligned with DowDuPont’s synergy targets. As part of the 2017 restructuring program, the Corporation recorded pretax restructuring charges of $2 million for severance and related benefit costs in the first quarter of 2020, compared with $1 million in the first quarter of 2019.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as gains or losses on foreign currency exchange, commissions, charges for management services provided by TDCC, non-operating pension and other postretirement benefit plan credits or costs, and gains and losses on sales of investments and assets. Sundry income (expense) - net in the first quarter of 2020 was expense of $18 million compared with expense of $21 million in the same quarter last year.

Interest Income
Interest income was $7 million in the first quarter of 2020 compared with $9 million in the first quarter of 2019. The decrease in interest income primarily resulted from the impact of lower interest rates due to the current interest rate environment, partially offset by an increase in notes receivable from related parties.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $8 million in the first quarter of 2020 compared with $7 million in the first quarter of 2019.

Provision for Income Taxes
The Corporation reported a tax provision of $41 million in the first quarter of 2020, which resulted in an effective tax rate of 21.9 percent, compared with a tax provision of $54 million in the first quarter of 2019, which resulted in an effective tax rate of 18.1 percent. The effective tax rate fluctuates based on, among other factors, where income is earned. The tax rate in the first quarter of 2019 was favorably impacted by a deduction in the U.S. related to certain sales to foreign customers.

Net Income Attributable to UCC
The Corporation reported net income of $146 million in the first quarter of 2020 compared with $245 million in the first quarter of 2019.

Capital Expenditures
Capital spending in the first quarter of 2020 was $33 million compared with $60 million in the first quarter of 2019, as spending for U.S. Gulf Coast projects and site infrastructure projects continues to trend down.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 10-K") describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The Corporation’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2019 10-K. Since December 31, 2019, there have been no material changes in the Corporation’s accounting policies that are impacted by judgments, assumptions and estimates.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2020	2019
Claims unresolved at Jan 1	11,117	12,780
Claims filed	1,296	1,383
Claims settled, dismissed or otherwise resolved	(1,269)	(1,569)
Claims unresolved at Mar 31	11,144	12,594
Claimants with claims against both UCC and Amchem	(3,809)	(4,509)
Individual claimants at Mar 31	7,335	8,085

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

For additional information, see Asbestos-Related Matters in Note 7 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at March 31, 2020.

Dividends
On a quarterly basis, the Corporation's Board of Directors (the "Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. In the first quarter of 2020, the Corporation declared and paid a cash dividend of $81 million to TDCC ($160 million in the first quarter of 2019). On April 27, 2020, the Board approved a dividend to TDCC of $81 million, payable on or before June 26, 2020.

In the first quarter of 2019, in anticipation of the business separation activities to align TDCC's specialty products business with DowDuPont, UCC issued a stock dividend to TDCC for 63.4 percent of its ownership interest in Dow International Holdings Company, a cost method investment, which totaled $401 million. UCC also distributed assets and liabilities aligned with TDCC's specialty products business for an additional dividend to TDCC of $71 million.

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

Union Carbide Corporation and Subsidiaries PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Litigation
Asbestos-Related Matters
No material developments in asbestos-related matters occurred in the first quarter of 2020. For a current status of asbestos-related matters, see Note 7 to the Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS
Since December 31, 2019, there have been no material changes to the Corporation's Risk Factors, except as noted below:

Public Health Crisis: A public health crisis or global outbreak of disease, including the pandemic caused by coronavirus disease 2019 (“COVID-19”) has had, and could continue to have, a negative effect on the Corporation's manufacturing operations, supply chain and workforce, creating disruptions that could have a material adverse impact on the Corporation’s financial condition, results of operations and cash flows.
UCC sells substantially all of its products to TDCC in order to simplify the worldwide customer interface process and, as a result, the Corporation is subject to many of the same global risk factors facing TDCC, including those presented by COVID-19. The pandemic caused by COVID-19 was first reported in Wuhan, China in December 2019 and has since spread to all geographic regions where UCC's products are produced and sold. The global, regional and local spread of COVID-19 has resulted in significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions and/or bans, and restricted access to certain corporate facilities and manufacturing sites. Uncertainty with respect to the severity and duration of the pandemic, coupled with a significant drop in oil prices that began in early March 2020, driven by a collapse in demand due to the global spread of COVID-19 combined with increased supply from oil producers, has contributed to the volatility of financial markets. While the severity and duration of the COVID-19 pandemic in key geographic regions and end-markets cannot be reasonably estimated at this time, impacts to the Corporation may include, but are not limited to: a decrease in demand for the Corporation’s products; reduced profitability; large-scale supply chain disruptions impeding the Corporation’s ability to ship and/or receive product; potential interruptions or limitations to manufacturing operations imposed by local, state or federal governments; shortages of key raw materials; workforce absenteeism and distraction; labor shortages; cyber security and data accessibility disruptions due to remote working arrangements; asset impairment charges; increased obligations related to the Corporation’s pension and other postretirement benefit plans; and deferred tax valuation allowances. Disruptions and market volatility resulting from the COVID-19 pandemic could have a material adverse impact on the Corporation’s results of operations, financial condition and cash flows.

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

UNION CARBIDE CORPORATION
Registrant

Date:	May 1, 2020
		By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Controller and Vice President
of Controllers and Tax
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

		By:	/s/ IGNACIO MOLINA
Ignacio Molina
Vice President, Treasurer and
Chief Financial Officer