Form 10-Q
period 2020-06-30
UNION CARBIDE CORP /NEW/
filed 2020-07-24
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

At June 30, 2020, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2020

Union Carbide Corporation and Subsidiaries

Throughout this Quarterly Report on Form 10-Q, except as otherwise indicated by the context, the terms "Corporation" or "UCC" as used herein mean Union Carbide Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may appear throughout this report, including without limitation, the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements often address expected future business and financial performance and financial condition, including the potential impacts of the coronavirus disease 2019 pandemic and crude oil supply and price volatility and estimates regarding benefits achieved through contemplated restructuring activities, such as workforce reductions and exit and disposal activities. In this context, forward looking statements often contain words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "may," "opportunity," "outlook," "plan," "project," "seek," "should," "strategy," "target," "will," "will be," "will continue," "will likely result," "would" and similar expressions and variations or negatives of these words. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.

A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from those projected, anticipated or implied in such forward-looking statements is included in the section titled "Risk Factors" contained in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2019. UCC assumes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Net trade sales	$21	$47	$50	$75
Net sales to related companies	849	992	1,862	2,242
Total net sales	870	1,039	1,912	2,317
Cost of sales	746	902	1,572	1,852
Research and development expenses	5	7	11	13
Selling, general and administrative expenses	2	—	4	2
Restructuring charges	—	1	2	2
Integration and separation costs	—	1	—	2
Sundry income (expense) - net	(22)	(18)	(40)	(39)
Interest income	2	10	9	19
Interest expense and amortization of debt discount	11	7	19	14
Income before income taxes	86	113	273	412
Provision for income taxes	18	3	59	57
Net income attributable to Union Carbide Corporation	$68	$110	$214	$355

Depreciation	$46	$42	$91	$85
Capital expenditures	$32	$45	$65	$105
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Net income attributable to Union Carbide Corporation	$68	$110	$214	$355
Other comprehensive income, net of tax
Cumulative translation adjustments	—	—	3	—
Pension and other postretirement benefit plans	19	14	39	29
Total other comprehensive income	19	14	42	29
Comprehensive income attributable to Union Carbide Corporation	$87	$124	$256	$384
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2020	Dec 31, 2019
Assets
Current Assets
Cash and cash equivalents	$11	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2020: $—; 2019: $—)	16	26
Related companies	595	658
Other	20	17
Income taxes receivable	355	337
Notes receivable from related companies	1,598	1,505
Inventories	227	247
Other current assets	28	20
Total current assets	2,850	2,821
Investments
Investments in related companies	237	238
Other investments	22	22
Noncurrent receivables	120	118
Noncurrent receivables from related companies	66	66
Total investments	445	444
Property
Property	7,307	7,247
Less accumulated depreciation	5,967	5,878
Net property	1,340	1,369
Other Assets
Intangible assets (net of accumulated amortization 2020: $94; 2019: $90)	20	22
Operating lease right-of-use assets	86	89
Deferred income tax assets	492	507
Deferred charges and other assets	29	26
Total other assets	627	644
Total Assets	$5,262	$5,278
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$30	$32
Notes payable - other	9	6
Long-term debt due within one year	1	1
Accounts payable:
Trade	204	218
Related companies	334	386
Other	20	10
Operating lease liabilities - current	16	16
Income taxes payable	25	25
Asbestos-related liabilities - current	95	105
Accrued and other current liabilities	142	126
Total current liabilities	876	925
Long-Term Debt	472	473
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	1,125	1,154
Asbestos-related liabilities - noncurrent	1,038	1,060
Operating lease liabilities - noncurrent	70	74
Other noncurrent obligations	189	194
Total other noncurrent liabilities	2,422	2,482
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	141	141
Retained earnings	2,974	2,922
Accumulated other comprehensive loss	(1,623)	(1,665)
Union Carbide Corporation's stockholder's equity	1,492	1,398
Total Liabilities and Equity	$5,262	$5,278
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	Jun 30, 2020	Jun 30, 2019
Operating Activities
Net income attributable to Union Carbide Corporation	$214	$355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105	99
Provision for deferred income tax	3	15
Net gain on sales of property and investments	(1)	—
Restructuring charges	2	2
Net periodic pension benefit cost	27	26
Pension contributions	(1)	(1)
Changes in assets and liabilities:
Accounts and notes receivable	7	(24)
Related company receivables	(30)	129
Inventories	20	11
Accounts payable	(2)	6
Related company payables	(54)	(70)
Asbestos-related payments	(32)	(42)
Other assets and liabilities	(34)	(63)
Cash provided by operating activities	224	443
Investing Activities
Capital expenditures	(65)	(105)
Change in noncurrent receivable from related company	—	(3)
Proceeds from sales of property	1	—
Proceeds from sales of investments	—	2
Cash used for investing activities	(64)	(106)
Financing Activities
Dividends paid to parent	(162)	(338)
Changes in short-term notes payable	3	1
Payments on long-term debt	(1)	—
Cash used for financing activities	(160)	(337)
Summary
Increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	11	13
Cash and cash equivalents at end of period	$11	$13
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning and end of period	141	138	141	138
Retained Earnings
Balance at beginning of period	2,987	2,951	2,922	3,338
Net income attributable to Union Carbide Corporation	68	110	214	355
Dividends declared	(81)	(178)	(162)	(810)
Other	—	(1)	—	(1)
Balance at end of period	2,974	2,882	2,974	2,882
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,642)	(1,546)	(1,665)	(1,561)
Other comprehensive income	19	14	42	29
Balance at end of period	(1,623)	(1,532)	(1,623)	(1,532)
Union Carbide Corporation's Stockholder's Equity	$1,492	$1,488	$1,492	$1,488
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

On April 1, 2019, DowDuPont Inc. (“DowDuPont” and effective June 3, 2019, n/k/a DuPont de Nemours, Inc.) completed the separation of its materials science business and Dow Inc. became the direct parent company of TDCC and its consolidated subsidiaries. The separation was contemplated by the merger of equals transaction effective August 31, 2017, under the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017. TDCC and E. I. du Pont de Nemours and Company and its consolidated subsidiaries ("Historical DuPont") each merged with subsidiaries of DowDuPont and, as a result, TDCC and Historical DuPont became subsidiaries of DowDuPont (the “Merger”). Subsequent to the Merger, TDCC and Historical DuPont engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products. Dow Inc. was formed as a wholly owned subsidiary of DowDuPont to serve as the holding company for the materials science business. UCC remains a wholly owned subsidiary of TDCC. See Note 3 for additional information.

Intercompany transactions and balances are eliminated in consolidation. Transactions with the Corporation’s parent company, TDCC, and other subsidiaries of TDCC, have been reflected as related company transactions in the consolidated financial statements. See Note 12 for additional information.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Adopted at June 30, 2020
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

NOTE 4 - REVENUE
Substantially all of the Corporation's revenue is generated by sales to TDCC. Products are sold to and purchased from TDCC at market-based prices in accordance with the terms of an agreement between UCC and TDCC. The Corporation's revenue related to sales of product was approximately 98 percent for the three months ended June 30, 2020 and 99 percent for the six months ended June 30, 2020 (99 percent for the three and six months ended June 30, 2019); the remaining revenue primarily related to the licensing of patents and technology. The Corporation sells its products to TDCC to simplify the customer interface process.

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 21 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $39 million at June 30, 2020 ($41 million at December 31, 2019), of which $3 million ($4 million at December 31, 2019) was included in "Accrued and other current liabilities" and $36 million ($37 million at December 31, 2019) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

NOTE 5 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Jun 30, 2020	Dec 31, 2019
In millions
Finished goods	$146	$162
Work in process	22	31
Raw materials	43	47
Supplies	88	92
Total	$299	$332
Adjustment of inventories to a LIFO basis	(72)	(85)
Total inventories	$227	$247

NOTE 6 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	Jun 30, 2020			Dec 31, 2019
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Developed technology	$33	$(33)	$—	$33	$(33)	$—
Software	81	(61)	20	79	(57)	22
Total intangible assets	$114	$(94)	$20	$112	$(90)	$22

Total estimated amortization expense for 2020 and the five succeeding fiscal years, including amounts expected to be capitalized, is as follows:

Estimated Amortization Expense
In millions
2020	$8
2021	$6
2022	$5
2023	$3
2024	$1
2025	$—

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2020, the Corporation had accrued obligations of $126 million for probable environmental remediation and restoration costs, including $19 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability. At December 31, 2019, the Corporation had accrued obligations of $132 million for probable environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites.

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

Each quarter, the Corporation reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2020 activity, it was determined that no adjustment to the accrual was required at June 30, 2020.

The Corporation’s total asbestos-related liability for pending and future claims and defense and processing costs was $1,133 million at June 30, 2020, and approximately 20 percent of the recorded claim liability related to pending claims and approximately 80 percent related to future claims.

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

The components of lease cost for operating and finance leases for the three and six months ended June 30, 2020 and 2019 were as follows:

Lease Cost	Three Months Ended		Six Months Ended
In millions	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Operating lease cost	$5	$5	$10	$11
Short-term lease cost	5	7	11	14
Variable lease cost	2	2	4	2
Amortization of right-of-use assets - finance	1	1	1	1
Total lease cost	$13	$15	$26	$28

The following table provides supplemental cash flow information related to leases:

Other Lease Information	Six Months Ended
In millions	Jun 30, 2020	Jun 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10	$11
Financing cash flows for finance leases	$1	$—

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at June 30, 2020 and December 31, 2019:

Lease Position	Balance Sheet Classification	Jun 30, 2020	Dec 31, 2019
In millions
Right-of-use assets obtained in exchange for lease obligations:
Operating leases [1]		$3	$105
Assets
Operating lease assets	Operating lease right-of-use assets	$86	$89
Finance lease assets	Property	12	12
Finance lease amortization	Accumulated depreciation	(7)	(6)
Total lease assets		$91	$95
Liabilities
Current
Operating	Operating lease liabilities - current	$16	$16
Finance	Long-term debt due within one year	1	1
Noncurrent
Operating	Operating lease liabilities - noncurrent	70	74
Finance	Long-Term Debt	4	5
Total lease liabilities		$91	$96
1. Includes $99 million for the period ended December 31, 2019 related to the adoption of ASU 2016-02, "Leases (Topic 842)," and the associated ASUs, in the first quarter of 2019.

Lease Term and Discount Rate	Jun 30, 2020	Dec 31, 2019
Weighted-average remaining lease term
Operating leases	6.0 years	6.3 years
Finance leases	4.0 years	4.5 years
Weighted-average discount rate
Operating leases	4.17%	4.13%
Finance leases	4.22%	4.22%

The following table provides the maturities of lease liabilities at June 30, 2020:

Maturities of Lease Liabilities	Jun 30, 2020
	Operating Leases	Finance Leases
In millions
2020	$10	$1
2021	18	2
2022	16	1
2023	14	1
2024	13	1
2025 and thereafter	27	—
Total future undiscounted lease payments	$98	$6
Less imputed interest	12	1
Total present value of lease liabilities	$86	$5

At June 30, 2020, the Corporation had additional leases of approximately $16 million for equipment and a rail yard, which had not yet commenced. These leases are expected to commence in 2020 and 2021, with lease terms of up to 20 years.

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances for each component of accumulated other comprehensive loss ("AOCL") for the three and six months ended June 30, 2020 and 2019 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Six Months Ended
In millions	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Cumulative Translation Adjustment
Beginning balance	$(53)	$(57)	$(56)	$(57)
Gains on foreign currency translation	—	—	3	—
Ending balance	$(53)	$(57)	$(53)	$(57)
Pension and Other Postretirement Benefits
Beginning balance	$(1,589)	$(1,489)	$(1,609)	$(1,504)
Amortization and recognition of net loss [1]	25	19	51	38
Less: Tax expense (benefit) [2]	(6)	(5)	(12)	(9)
Other comprehensive income, net of tax	19	14	39	29
Ending balance	$(1,570)	$(1,475)	$(1,570)	$(1,475)
Total AOCL ending balance	$(1,623)	$(1,532)	$(1,623)	$(1,532)
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

NOTE 10 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Corporation's pension and other postretirement benefit plans can be found in Note 17 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019. The following table provides the components of the Corporation's net periodic benefit cost for all significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Defined Benefit Pension Plans:
Service cost	$8	$9	$17	$18
Interest cost	28	36	56	72
Expected return on plan assets	(50)	(53)	(100)	(106)
Amortization of net loss	27	21	54	42
Net periodic benefit cost	$13	$13	$27	$26

Other Postretirement Benefit Plan:
Service cost	$1	$—	$1	$—
Interest cost	2	2	3	4
Amortization of net gain	(2)	(2)	(3)	(4)
Net periodic benefit cost	$1	$—	$1	$—

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

The following table summarizes the fair value of the Corporation's financial instruments at June 30, 2020 and December 31, 2019:

Fair Value of Financial Instruments	Jun 30, 2020				Dec 31, 2019
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$10	$—	$—	$10	$10	$—	$—	$10
Long-term debt including debt due within one year	$(473)	$—	$(102)	$(575)	$(474)	$—	$(115)	$(589)
1. Money market fund is included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

Cost approximates fair value for all other financial instruments.

NOTE 12 - RELATED PARTY TRANSACTIONS
The Corporation sells its products to TDCC to simplify the customer interface process. Products are sold to and purchased from TDCC at market-based prices in accordance with the terms of an agreement between UCC and TDCC. After each quarter, the Corporation and TDCC analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a TDCC subsidiary and pays a commission to that TDCC subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense was included in "Sundry income (expense) - net" in the consolidated statements of income. Purchases from that TDCC subsidiary were $206 million in the second quarter of 2020 ($280 million in the second quarter of 2019) and $437 million during the first six months of 2020 ($614 million during the first six months of 2019). The decrease in purchase costs for the three and six months ended June 30, 2020 when compared with the same periods last year was primarily due to lower feedstock and energy costs.

The Corporation has a master services agreement with TDCC, whereby TDCC provides services including, but not limited to: accounting; legal; treasury (investments, cash management, risk management, insurance); procurement; human resources; environmental; health and safety; and business management for UCC. Under the master services agreement with TDCC, general administrative and overhead type services that TDCC routinely allocates to various businesses are charged to UCC. The master services agreement cost allocation basis is headcount and includes a 10 percent service fee. This agreement resulted in expense of $8 million in the second quarter of 2020 ($6 million in the second quarter of 2019) and $16 million for the first six months of 2020 ($12 million for the first six months of 2019) for general administrative and overhead type services and the 10 percent service fee, included in "Sundry income (expense) - net" in the consolidated statements of income. The remaining activity-based costs were $24 million in the second quarter of 2020 ($21 million in the second quarter of 2019) and $47 million for the first six months of 2020 ($44 million for the first six months of 2019), and were included in "Cost of sales" in the consolidated statements of income.

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

As part of TDCC’s cash management process, UCC is a party to revolving loans with TDCC that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At June 30, 2020, the Corporation had a note receivable of $1.6 billion ($1.5 billion at December 31, 2019) from TDCC under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with TDCC that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures on December 30, 2020. TDCC may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries, with cash collateral. At June 30, 2020, $937 million was available under the revolving credit agreement ($937 million at December 31, 2019). The cash collateral was reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

On a quarterly basis, the Corporation's Board of Directors (the "Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. In the second quarter of 2020, the Corporation declared and paid a cash dividend of $81 million to TDCC; cash dividends to TDCC totaled $162 million for the first six months of 2020. In the second quarter of 2019, the Corporation declared and paid a cash dividend of $178 million to TDCC; cash dividends to TDCC totaled $338 million for the first six months of 2019.

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

NOTE 13 - SUBSEQUENT EVENT
On July 2, 2020, TDCC entered into a definitive agreement to sell its rail infrastructure assets and related equipment at certain sites in the U.S. & Canada for expected cash proceeds in excess of $310 million. Included in the transaction are certain assets and equipment located at UCC's sites in St. Charles, Louisiana and Seadrift, Texas. TDCC will also enter into long-term service agreements with the buyer for the continuation of certain rail-related services for TDCC's and UCC's existing operations at these sites. The transaction is expected to close in the fourth quarter of 2020, subject to customary closing conditions, and the Corporation expects to record a gain on the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pursuant to General Instruction H(1)(a) and (b) for Form 10-Q "Omission of Information by Certain Wholly-Owned Subsidiaries," the Corporation is filing this Form 10-Q with a reduced disclosure format.

References to "TDCC" refer to The Dow Chemical Company and its consolidated subsidiaries, except as otherwise indicated by the context. Union Carbide Corporation (the "Corporation" or "UCC") has been a wholly owned subsidiary of TDCC since 2001. On April 1, 2019, DowDuPont Inc. (“DowDuPont” and effective June 3, 2019, n/k/a DuPont de Nemours, Inc.) completed the separation of its materials science business and Dow Inc. became the direct parent company of TDCC. The separation was contemplated by the merger of equals transaction effective August 31, 2017, under the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017. TDCC and E. I. du Pont de Nemours and Company and its consolidated subsidiaries ("Historical DuPont") each merged with subsidiaries of DowDuPont and, as a result, TDCC and Historical DuPont became subsidiaries of DowDuPont (the “Merger”). Subsequent to the Merger, TDCC and Historical DuPont engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products. This included transferring certain Corporation assets and liabilities aligned with the specialty products business to TDCC (the "Business Separation"). Dow Inc. was formed as a wholly owned subsidiary of DowDuPont to serve as the holding company for the materials science business. UCC remains a wholly owned subsidiary of TDCC.

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

Statement on COVID-19 and Oil Price Volatility
Overview of UCC’s Response to COVID-19
The pandemic caused by coronavirus disease 2019 ("COVID-19") has impacted all geographic regions where UCC’s products are produced and sold. Financial markets were volatile towards the end of the first quarter and early in the second quarter of 2020, primarily due to uncertainty with respect to the severity and duration of the pandemic, coupled with fluctuations in crude oil prices due in part to the global spread of COVID-19. As the second quarter progressed, crude oil prices increased, driven by improved supply/demand fundamentals. Financial markets have also improved as economies in the U.S. and Western Europe have started to reopen.

Dow Inc. (together, with TDCC and its consolidated subsidiaries, “Dow”) directs global safety, crisis management and security protocols for all of Dow’s assets and workforce, which includes the assets and workforce of UCC. UCC’s primary manufacturing operations are in the United States, where efforts to contain the spread of COVID-19 resulted in significant mitigation measures, including social distancing and stay-at-home mandates, travel restrictions and/or bans, and restricted access to certain corporate facilities and manufacturing sites. The Corporation’s manufacturing facilities in the United States have been designated essential operations by state and local governments and all of UCC’s manufacturing sites and facilities, including its smaller sites in Asia Pacific, continue to operate and are doing so safely, having implemented social distancing and enhanced health, safety and sanitization measures as directed by Dow’s regional Crisis Management Teams (“CMTs”). The CMTs continue to work closely with site leadership and are adjusting alert levels as warranted on a site by site basis. UCC has also implemented necessary procedures to enable the workforce not essential to site operations to work remotely. The CMTs have initiated the implementation of Dow’s comprehensive Return to Workplace plan that is tailored for each site and includes a number of health and safety measures to be followed in a gradual and phased approach. The Corporation is also encouraging its workforce to follow safety measures when away from work to help prevent community spread of COVID-19.

During this public health crisis, UCC is focused on the health and safety of its employees, contractors, customers and suppliers around the world and maintaining safe and reliable operations of its manufacturing sites. Although supply disruptions and related logistical issues have posed challenges across all modes of transportation, UCC’s manufacturing sites have continued to operate during the COVID-19 pandemic, with no significant impact to manufacturing whether through shutdowns or shortages in labor, raw materials or personal protective equipment. Supply chain and logistical challenges are expected to ease through the remainder of 2020, absent significant impacts from COVID-19 infection resurgences.

Recognizing the significant impact the COVID-19 pandemic would have on demand in the second quarter of 2020, Dow took proactive measures to electively focus on cash and maintain financial strength with a continued emphasis on safe, reliable operations and disciplined capital allocation. In accordance with these actions, the Corporation reduced its 2020 capital expenditures target to approximately $130 million and temporarily idled one of the Corporation’s polyethylene production units in the U.S. to balance production to demand across markets more severely affected by restrained economic activity. Based on current demand, the polyethylene production unit has restarted.

Review of First Half 2020 Financial Impacts from COVID-19
The Corporation's sales declined 17 percent in the first six months of 2020, as the COVID-19 pandemic significantly impacted the global economy and supply/demand fundamentals. While demand has remained strong for products utilized in consumer applications, such as cleaning and detergent ingredients and food, health and hygiene packaging, the Corporation has experienced reduced demand for products used in durable good end-markets, such as automotive.

Local prices declined in the first quarter and continued to decline in the second quarter of 2020, largely impacted by lower global energy prices. In March and April 2020, crude oil prices declined significantly, due in part to the COVID-19 pandemic, coupled with increased supply from oil producers. Declines in crude oil prices impact the pace of oil drilling in the U.S. & Canada, which makes natural gas, a significant by-product of oil drilling and the primary feedstock used in the U.S. by UCC and other ethylene producers, less cost advantaged. The Corporation has feedstock flexibility, driven by manufacturing assets that have the ability to produce ethylene from natural gas liquids or crude oil-based feedstocks, and benefits from Dow's comprehensive financial and physical hedging programs. The Corporation's feedstock flexibility and fully integrated feedstock position enable the Corporation to proactively respond to the challenges from oil price volatility.

The Corporation experienced margin compression in the second quarter, largely due to lower global energy prices. In the latter half of the second quarter, crude oil prices increased as supply/demand fundamentals improved, driving higher feedstock costs which should be beneficial to product prices and margins in the third quarter of 2020. See Results of Operations in this report for additional discussion of results for the three and six months ended June 30, 2020.

In July 2020, Dow announced plans to take further disciplined actions, including plans to initiate a restructuring program in the third quarter of 2020, which is expected to impact the Corporation. These actions are necessary to maintain competitiveness while the economic recovery gains traction.

At the time of this filing, the ultimate severity and duration of the COVID-19 pandemic and oil price volatility cannot be reasonably estimated. The COVID-19 pandemic has had and could continue to have a substantial negative impact on the Corporation’s results of operations, financial condition and cash flows. The effects of the COVID-19 pandemic in the first six months of 2020 and the additional risks associated with these conditions are more fully discussed in this report in Part II, Item 1A, Risk Factors. The Corporation is actively monitoring for potential financial impacts from the COVID-19 pandemic and oil price volatility, including, but not limited to: evaluating the recoverability of its assets; enhancing cyber security monitoring; and evaluating ongoing appropriateness of its estimates.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the U.S. The Corporation continues to assess the provisions and potential impacts of this legislation; however, there have been no significant impacts to the Corporation's results of operations or financial position resulting from the CARES Act in the three and six months ended June 30, 2020.

RESULTS OF OPERATIONS
Net Sales
Total net sales were $870 million in the second quarter of 2020 compared with $1,039 million in the second quarter of 2019, a decrease of 16 percent. Total net sales were $1,912 million for the first six months of 2020 compared with $2,317 million for the first six months of 2019, a decrease of 17 percent. Net sales to related companies, principally to TDCC, and based on market prices for the related products, were $849 million in the second quarter of 2020 compared with $992 million in the second quarter of 2019, a decrease of 14 percent. Net sales to related companies were $1,862 million in the first six months of 2020 compared with $2,242 million in the first six months of 2019, a decrease of 17 percent.

Average selling price decreased 19 percent in the second quarter of 2020 compared with the same quarter last year. Price decreased across all products except polyglycols, primarily in response to lower feedstock and other raw material costs, with the largest decreases in polyethylene, plastics used for wire and cable applications, oxo alcohols, ethylene oxide/ethylene glycol ("EO/EG") and glycol ethers. Despite the impact of the COVID-19 pandemic, volume was up 3 percent in the second quarter of 2020 compared with the second quarter of 2019 with increases in vinyl acetate monomers, oxo alcohols and home and personal care products, partially offset by volume decreases resulting from the divestiture of the Corporation's acetone derivatives product line in the fourth quarter of 2019, and volume decreases in glycol ethers. Volume in the second quarter of 2019 was unfavorably impacted by planned maintenance turnaround activity at multiple production facilities.

In the first six months of 2020, average selling prices decreased 19 percent compared with the first six months of 2019, with price decreases across all products, primarily in response to lower feedstock and other raw material costs, with the largest decreases in polyethylene, oxo alcohols, glycol ethers, EO/EG and ethanolamines. Despite the impact of the COVID-19 pandemic, volume for the first six months of 2020 was up 2 percent compared with the first six months of 2019, with increases in EO/EG, driven by demand growth in the first quarter of 2020, polyethylene, which was impacted by railcar shortages in the first quarter of 2019, and vinyl acetate monomers, which was unfavorably impacted by planned maintenance turnaround activity in the second quarter of 2019. These volume increases were partially offset by volume decreases resulting from the divestiture of the Corporation's acetone derivatives product line in the fourth quarter of 2019 and the Business Separation.

Cost of Sales
Cost of sales was $746 million in the second quarter of 2020 compared with $902 million in the second quarter of 2019, a decrease of 17 percent. Cost of sales decreased 15 percent from $1,852 million in the first six months of 2019 to $1,572 million in the first six months of 2020. The decline in cost of sales for the three and six months ended June 30, 2020 was driven primarily by lower feedstock and other raw material costs, the divestiture of the Corporation's acetone derivatives product line in the fourth quarter of 2019 and the impact from the Business Separation.

Research and Development ("R&D"), Selling, General and Administrative ("SG&A") Expenses
R&D expenses were $5 million in the second quarter of 2020, compared with $7 million in the same period last year. For the first six months of 2020, R&D expenses were $11 million compared with $13 million in the first six months of 2019. SG&A expenses were $2 million in the second quarter of 2020, compared with zero in the same period last year due to a year-to-date adjustment in the second quarter of 2019. For the first six months of 2020, SG&A expenses were $4 million compared with $2 million in the first six months of 2019. The increase was driven primarily by administrative fees associated with ongoing service arrangements.

Restructuring Charges
In September and November 2017, the Corporation approved restructuring actions that were aligned with DowDuPont’s synergy targets. As the restructuring program has ended, the Corporation had no additional restructuring charges in the second quarter of 2020, compared with restructuring charges for severance and related benefit costs of $1 million in the second quarter of 2019. For the six months ended June 30, 2020, the Corporation recorded restructuring charges of $2 million for severance and related benefit costs, compared with $2 million for the six months ended June 30, 2019.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as gains or losses on foreign currency exchange, commissions, charges for management services provided by TDCC, non-operating pension and other postretirement benefit plan credits or costs, and gains and losses on sales of investments and assets. Sundry income (expense) - net in the second quarter of 2020 was expense of $22 million compared with expense of $18 million in the same quarter last year. For the first six months of 2020, sundry income (expense) – net was expense of $40 million compared with expense of $39 million in the first six months of 2019. The increase in expense in the second quarter of 2020 was primarily a result of increased expenses associated with the master services agreement with TDCC.

Interest Income
Interest income was $2 million in the second quarter of 2020 ($9 million for the first six months of 2020) compared with$10 million in the second quarter of 2019 ($19 million for the first six months of 2019). The decrease in interest income primarily resulted from the impact of the significant drop in interest rates due to the current interest rate environment.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $11 million in the second quarter of 2020 compared with $7 million in the second quarter of 2019. For the first six months of 2020, interest expense and amortization of debt discount was $19 million compared with $14 million in the first six months of 2019. The increase in interest expense and amortization of debt discount was primarily due to the payment of interest and penalties in May 2020 to settle sales and use tax disputes in Seadrift, Texas and Texas City, Texas.

Provision for Income Taxes
The Corporation reported a tax provision of $18 million in the second quarter of 2020, which resulted in an effective tax rate of 20.9 percent, compared with a tax provision of $3 million in the second quarter of 2019, which resulted in an effective tax rate of 2.7 percent. For the first six months of 2020, the Corporation reported a tax provision of $59 million, which resulted in an effective tax rate of 21.6 percent, compared with a tax provision of $57 million for the first six months of 2019, which resulted in an effective tax rate of 13.8 percent. The effective tax rate fluctuates based on, among other factors, where income is earned. The tax rate was favorably impacted in the three and six months ended June 30, 2019, due to the restoration of tax basis in assets, driven by a court judgment that did not involve the Corporation, and deductions allowed in the U.S. for certain sales to foreign customers.

Net Income Attributable to UCC
The Corporation reported net income of $68 million in the second quarter of 2020 compared with $110 million in the second quarter of 2019. Net income for the first six months of 2020 was $214 million compared with $355 million in the first six months of 2019.

Capital Expenditures
Capital spending in the second quarter of 2020 was $32 million ($65 million for the first six months of 2020) compared with $45 million in the second quarter of 2019 ($105 million for the first six months of 2019). Capital spending decreased as spending for U.S. Gulf Coast projects and site infrastructure projects continues to trend down and the Corporation reduces its 2020 capital expenditures target to retain the financial strength of the Corporation and Dow Inc.

Subsequent Event - Sale of Rail Infrastructure Assets and Related Equipment
On July 2, 2020, TDCC entered into a definitive agreement to sell its rail infrastructure assets and related equipment at certain sites in the U.S. & Canada for expected cash proceeds in excess of $310 million. Included in the transaction are certain assets and equipment located at UCC's sites in St. Charles, Louisiana and Seadrift, Texas. TDCC will also enter into long-term service agreements with the buyer for the continuation of certain rail-related services for TDCC's and UCC's operations at these sites. The transaction is expected to close in the fourth quarter of 2020, subject to customary closing conditions, and the Corporation expects to record a gain on the transaction.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2020	2019
Claims unresolved at Jan 1	11,117	12,780
Claims filed	2,194	2,819
Claims settled, dismissed or otherwise resolved	(2,488)	(3,477)
Claims unresolved at Jun 30	10,823	12,122
Claimants with claims against both UCC and Amchem	(3,555)	(4,217)
Individual claimants at Jun 30	7,268	7,905

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

For additional information, see Asbestos-Related Matters in Note 7 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at June 30, 2020.

Dividends
On a quarterly basis, the Corporation's Board of Directors (the "Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. In the second quarter of 2020, the Corporation declared and paid a cash dividend of $81 million to TDCC ($162 million for the first six months of 2020). In the second quarter of 2019, the Corporation declared and paid a cash dividend of $178 million ($338 million for the first six months of 2019). On July 20, 2020, the Board approved a dividend to TDCC of $25 million, payable on or before September 25, 2020.

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

Union Carbide Corporation and Subsidiaries PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Litigation
Asbestos-Related Matters
No material developments in asbestos-related matters occurred in the second quarter of 2020. For a current status of asbestos-related matters, see Note 7 to the Consolidated Financial Statements.

Environmental Proceedings
On October 23, 2019, UCC received a proposed Agreed Order from the Texas Commission on Environmental Quality (“TCEQ”) relating to emissions of ethylene oxide from a process leak at the Corporation's manufacturing facility in Seadrift, Texas. The proposed Agreed Order included an administrative penalty of $800,000. On December 30, 2019, the TCEQ sent a revised Agreed Order reducing the penalty to $600,000 based on UCC's corrective actions and allowing for half of the administrative penalty amount to be used to fund a Supplemental Environmental Project. UCC paid $300,000 in January 2020. The revised Agreed Order was approved by the TCEQ Commissioners on July 1, 2020.

ITEM 1A.  RISK FACTORS
Since December 31, 2019, there have been no material changes to the Corporation's Risk Factors, except as noted below:

Public Health Crisis: A public health crisis or global outbreak of disease, including the pandemic caused by coronavirus disease 2019 (“COVID-19”) has had, and could continue to have, a negative effect on the Corporation's manufacturing operations, supply chain and workforce, creating disruptions that could continue to have a substantial negative impact on the Corporation’s results of operations, financial condition and cash flows.
UCC sells substantially all of its products to TDCC in order to simplify the worldwide customer interface process and, as a result, the Corporation is subject to many of the same global risk factors facing TDCC, including those presented by COVID-19. The pandemic caused by COVID-19 has impacted all geographic regions where UCC's products are produced and sold. The global, regional and local spread of COVID-19 has resulted in significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions and/or bans, and restricted access to certain corporate facilities and manufacturing sites. Uncertainty with respect to the severity and duration of the COVID-19 pandemic, coupled with crude oil price fluctuations due in part to the global spread of COVID-19, has contributed to the volatility of financial markets. While the severity and duration of the COVID-19 pandemic in key geographic regions and end-markets cannot be reasonably estimated at this time, impacts to the Corporation include, but are not limited to: a decrease in demand for certain Corporation products; reduced profitability; supply chain disruptions impeding the Corporation’s ability to ship and/or receive product; temporary idling of select manufacturing facilities; interruptions or limitations to manufacturing operations imposed by local, state or federal governments; workforce absenteeism and distraction; labor shortages; and increased cyber security risk and data accessibility disruptions due to remote working arrangements. Additional risks may include, but are not limited to: shortages of key raw materials; asset impairment charges; increased obligations related to the Corporation’s pension and other postretirement benefit plans; and deferred tax valuation allowances. Disruptions and market volatility resulting from the COVID-19 pandemic have had and could continue to have a substantial negative impact on the Corporation’s results of operations, financial condition and cash flows.

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

UNION CARBIDE CORPORATION
Registrant

Date:	July 24, 2020
		By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Controller and Vice President
of Controllers and Tax
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

		By:	/s/ IGNACIO MOLINA
Ignacio Molina
Vice President, Treasurer and
Chief Financial Officer