Form 10-Q
period 2020-09-30
UNION CARBIDE CORP /NEW/
filed 2020-10-23
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

At September 30, 2020, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2020

Union Carbide Corporation and Subsidiaries

Throughout this Quarterly Report on Form 10-Q, except as otherwise indicated by the context, the terms "Corporation" or "UCC" as used herein mean Union Carbide Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may appear throughout this report, including without limitation, the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements often address expected future business and financial performance and financial condition, including the continuing global and regional economic impacts of the coronavirus disease 2019 pandemic; estimates regarding benefits achieved through contemplated restructuring activities, such as workforce reduction, manufacturing facility and/or asset closure; and expectations regarding the benefits and costs associated with each of the foregoing. In this context, forward looking statements often contain words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "may," "opportunity," "outlook," "plan," "project," "seek," "should," "strategy," "target," "will," "will be," "will continue," "will likely result," "would" and similar expressions and variations or negatives of these words. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.

A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from those projected, anticipated or implied in such forward-looking statements is included in the section titled "Risk Factors" contained in Part II, Item 1A of this Quarterly Report on Form 10-Q and the Corporation's Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and in Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2019. UCC assumes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Net trade sales	$25	$31	$75	$106
Net sales to related companies	817	1,028	2,679	3,270
Total net sales	842	1,059	2,754	3,376
Cost of sales	787	854	2,359	2,706
Research and development expenses	6	6	17	19
Selling, general and administrative expenses	2	2	6	4
Restructuring and asset related charges - net	13	77	15	79
Integration and separation costs	—	—	—	2
Sundry income (expense) - net	45	(19)	5	(58)
Interest income	1	9	10	28
Interest expense and amortization of debt discount	7	7	26	21
Income before income taxes	73	103	346	515
Provision (credit) for income taxes	14	(19)	73	38
Net income attributable to Union Carbide Corporation	$59	$122	$273	$477

Depreciation	$46	$43	$137	$128
Capital expenditures	$34	$40	$99	$145
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Net income attributable to Union Carbide Corporation	$59	$122	$273	$477
Other comprehensive income, net of tax
Cumulative translation adjustments	—	1	3	1
Pension and other postretirement benefit plans	20	14	59	43
Total other comprehensive income	20	15	62	44
Comprehensive income attributable to Union Carbide Corporation	$79	$137	$335	$521
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Sep 30, 2020	Dec 31, 2019
Assets
Current Assets
Cash and cash equivalents	$11	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2020: $—; 2019: $—)	16	26
Related companies	694	658
Other	21	17
Income taxes receivable	336	337
Notes receivable from related companies	1,498	1,505
Inventories	231	247
Other current assets	25	20
Total current assets	2,832	2,821
Investments
Investments in related companies	237	238
Other investments	22	22
Noncurrent receivables	122	118
Noncurrent receivables from related companies	66	66
Total investments	447	444
Property
Property	7,289	7,247
Less accumulated depreciation	5,970	5,878
Net property	1,319	1,369
Other Assets
Intangible assets (net of accumulated amortization 2020: $96; 2019: $90)	18	22
Operating lease right-of-use assets	81	89
Deferred income tax assets	486	507
Deferred charges and other assets	29	26
Total other assets	614	644
Total Assets	$5,212	$5,278
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$18	$32
Notes payable - other	11	6
Long-term debt due within one year	1	1
Accounts payable:
Trade	214	218
Related companies	324	386
Other	26	10
Operating lease liabilities - current	15	16
Income taxes payable	25	25
Asbestos-related liabilities - current	90	105
Accrued and other current liabilities	156	126
Total current liabilities	880	925
Long-Term Debt	390	473
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	1,110	1,154
Asbestos-related liabilities - noncurrent	1,027	1,060
Operating lease liabilities - noncurrent	67	74
Other noncurrent obligations	192	194
Total other noncurrent liabilities	2,396	2,482
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	141	141
Retained earnings	3,008	2,922
Accumulated other comprehensive loss	(1,603)	(1,665)
Union Carbide Corporation's stockholder's equity	1,546	1,398
Total Liabilities and Equity	$5,212	$5,278
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2020	Sep 30, 2019
Operating Activities
Net income attributable to Union Carbide Corporation	$273	$477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159	148
Provision (credit) for deferred income tax	3	(23)
Net (gain) loss on sales of property and investments	(87)	1
Restructuring charges and asset related charges - net	15	79
Net periodic pension benefit cost	41	39
Pension contributions	(2)	(2)
Net loss on early extinguishment of debt	19	—
Changes in assets and liabilities:
Accounts and notes receivable	11	7
Related company receivables	(29)	39
Inventories	15	34
Accounts payable	14	(58)
Related company payables	(76)	(195)
Asbestos-related payments	(49)	(68)
Other assets and liabilities	(21)	14
Cash provided by operating activities	286	492
Investing Activities
Capital expenditures	(99)	(145)
Change in noncurrent receivable from related company	—	(13)
Proceeds from sales of property	98	1
Proceeds from sales of investments	—	3
Cash used for investing activities	(1)	(154)
Financing Activities
Dividends paid to parent	(187)	(338)
Changes in short-term notes payable	5	1
Payments on long-term debt	(84)	(1)
Transaction financing, debt issuance and other costs	(19)	—
Cash used for financing activities	(285)	(338)
Summary
Increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	11	13
Cash and cash equivalents at end of period	$11	$13
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning and end of period	141	138	141	138
Retained Earnings
Balance at beginning of period	2,974	2,882	2,922	3,338
Net income attributable to Union Carbide Corporation	59	122	273	477
Dividends declared	(25)	(112)	(187)	(922)
Other	—	—	—	(1)
Balance at end of period	3,008	2,892	3,008	2,892
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,623)	(1,532)	(1,665)	(1,561)
Other comprehensive income	20	15	62	44
Balance at end of period	(1,603)	(1,517)	(1,603)	(1,517)
Union Carbide Corporation's Stockholder's Equity	$1,546	$1,513	$1,546	$1,513
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

Intercompany transactions and balances are eliminated in consolidation. Transactions with the Corporation’s parent company, TDCC, and other subsidiaries of TDCC, have been reflected as related company transactions in the consolidated financial statements. See Note 15 for additional information.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the third quarter of 2020, the Corporation adopted Accounting Standards Update ("ASU") 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The new standard is effective March 12, 2020 through December 31, 2022, with the adoption date dependent upon the Corporation’s election. The Corporation has elected to apply the optional expedients and exceptions provided by the new guidance as modifications are made to relevant contracts, hedging relationships and other transactions during the reference rate reform transition period. As the amendments are intended to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting, the application of this guidance has not and will not have a material impact on the consolidated financial statements.

Accounting Guidance Issued But Not Adopted at September 30, 2020
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, "Income Taxes" and improve consistent application by clarifying and amending existing guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Corporation will adopt the new guidance in the first quarter of 2021 and the adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

NOTE 3 - BUSINESS SEPARATION
On April 1, 2019, DowDuPont completed the separation of its materials science business and Dow Inc. became the direct parent company of TDCC. UCC remains a wholly owned subsidiary of TDCC.

In the first quarter of 2019, in anticipation of DowDuPont's intended separation of its materials science business, UCC's assets and liabilities aligned with TDCC's specialty products business were transferred to TDCC as part of the internal reorganization steps to align TDCC's specialty products business to DowDuPont. In order to align entity ownership under TDCC, UCC distributed shares and assets to TDCC through dividends or asset distributions. As a result, in February 2019, UCC issued to TDCC a dividend of 1,067 shares of common stock of Dow International Holdings Company (“DIHC”), a cost method investment, resulting in a reduction in "Investments in related companies" of $401 million. UCC also transferred, as an asset distribution, the assets and liabilities aligned with TDCC's specialty products business for an additional dividend of $71 million to TDCC. The results of these transactions are reflected in “Investments in related companies” and “Retained earnings” in the consolidated balance sheets. See Note 15 for additional information.

The Corporation evaluated the impact of the specialty products product line transfer and determined it did not represent a strategic shift that had a major effect on the Corporation’s operations and financial results and did not qualify as an individually significant component of the Corporation. As a result, this transfer was not reported as discontinued operations.

NOTE 4 - REVENUE
Substantially all of the Corporation's revenue is generated by sales to TDCC. Products are sold to and purchased from TDCC at market-based prices in accordance with the terms of an agreement between UCC and TDCC. The Corporation's revenue related to sales of product was approximately 98 percent for the three months ended September 30, 2020 and 99 percent for the nine months ended September 30, 2020 (99 percent for the three and nine months ended September 30, 2019); the remaining revenue primarily related to the licensing of patents and technology. The Corporation sells its products to TDCC to simplify the customer interface process.

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 21 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $39 million at September 30, 2020 ($41 million at December 31, 2019), of which $3 million ($4 million at December 31, 2019) was included in "Accrued and other current liabilities" and $36 million ($37 million at December 31, 2019) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

NOTE 5 - DIVESTITURES
Divestiture of Rail Infrastructure Operations and Assets
On July 2, 2020, TDCC entered into a definitive agreement to sell its rail infrastructure operations and assets at certain sites in the U.S. and Canada to an affiliate of Watco Companies, L.L.C. ("Watco affiliate") and the transaction closed September 30, 2020. As part of this transaction, UCC sold its related operations and assets, including existing agreements to provide rail services to unrelated third parties, located at its sites in St. Charles, Louisiana, and Seadrift, Texas, with a net book value of $9 million, to the Watco affiliate. UCC retained ownership of the sites and underlying real property where the divested operations are located. UCC and the Watco affiliate entered into mutual long-term service agreements designed to ensure the continuation of rail services for UCC's existing operations at the impacted sites. The rail-service agreements include variable fees that have an initial term of 25 years. As part of the sale, UCC received proceeds of $95 million from TDCC, subject to customary post-closing adjustments, and recognized a pretax gain on the sale of $86 million, included in "Sundry income (expense) - net" in the consolidated statements of income. See Note 15 for more information on the cash management process.

The Corporation evaluated the divestiture of the rail infrastructure operations and assets and determined it did not represent a strategic shift that had a major effect on the Corporation’s operations and financial results and did not qualify as an individually significant component of the Corporation. As a result, the divestiture is not reported as discontinued operations.

Divestiture of Marine and Terminal Operations and Assets
On September 14, 2020, TDCC entered into a definitive agreement to divest certain U.S. Gulf Coast marine and terminal operations and assets for expected cash proceeds of $620 million. Included in the transaction are certain operations and assets located at UCC's site in St. Charles, Louisiana, and therefore, the Corporation will receive a pro rata share of the expected cash proceeds. In addition, TDCC has entered into mutual long-term service agreements with the buyer, effective upon closing of the transaction, designed to ensure the continuation of marine and terminal services for existing UCC operations at the impacted site. The transaction is expected to close in the fourth quarter of 2020, subject to customary regulatory approvals and other closing conditions, and the Corporation expects to record a gain on the transaction.

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
2020 Restructuring Program
On September 30, 2020, the Corporation's Board of Directors (the "Board") approved restructuring actions that were aligned to the structural cost improvement initiatives announced by Dow Inc. in response to the continued economic impact from the pandemic caused by coronavirus disease 2019 ("COVID-19"). The restructuring program is designed to reduce structural costs and enable the Corporation to further enhance competitiveness while the COVID-19 economic recovery gains traction. This program includes workforce cost reductions and actions to rationalize the Corporation's manufacturing assets ("2020 Restructuring Program"). These actions are expected to be substantially complete by the end of 2021.

As a result of these actions, in the third quarter of 2020, the Corporation recorded pretax restructuring charges of $13 million, consisting of severance and related benefit costs of $9 million and asset write-downs and write-offs of $4 million. The impact of these charges was included in "Restructuring and asset related charges - net" in the consolidated statements of income.

At September 30, 2020, $7 million was included in "Accrued and other current liabilities" and $2 million was included in "Other noncurrent obligations" in the consolidated balance sheets.

DowDuPont Cost Synergy Program
In September and November 2017, the Corporation approved restructuring actions that were aligned with DowDuPont’s cost synergy targets. As this restructuring program has ended, the Corporation had no restructuring charges related to this program in the third quarter of 2020, compared with restructuring charges for severance and related benefit costs of $2 million in the third quarter of 2019. For the nine months ended September 30, 2020, the Corporation recorded restructuring charges related to this program of $2 million for severance and related benefit costs, compared with $4 million for the nine months ended September 30, 2019.

The Corporation expects to incur additional costs in the future related to its restructuring activities. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Corporation also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

2019 Asset Related Charges
On August 13, 2019, the Corporation entered into a definitive agreement to sell its acetone derivatives product line. The sale was completed in the fourth quarter of 2019 and included acetone derivatives related inventory and production assets, as well as site infrastructure, land and utilities located in Institute, West Virginia. The sale also included TDCC-owned railcars that were transferred to UCC in the fourth quarter of 2019 in anticipation of the sale. The assets, with the exception of inventory and railcars, were written down to zero in the third quarter of 2019, resulting in a pretax impairment charge of $75 million, which was included in "Restructuring and asset related charges - net" in the consolidated statements of income. The Corporation remains at the Institute, West Virginia site as a tenant.

The Corporation evaluated the divestiture of the acetone derivatives product line and determined it did not represent a strategic shift that had a major effect on the Corporation’s operations and financial results and did not qualify as an individually significant component of the Corporation. As a result, the divestiture is not reported as discontinued operations.

NOTE 7 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Sep 30, 2020	Dec 31, 2019
In millions
Finished goods	$159	$162
Work in process	28	31
Raw materials	34	47
Supplies	90	92
Total	$311	$332
Adjustment of inventories to a LIFO basis	(80)	(85)
Total inventories	$231	$247

NOTE 8 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	Sep 30, 2020			Dec 31, 2019
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Developed technology	$33	$(33)	$—	$33	$(33)	$—
Software	81	(63)	18	79	(57)	22
Total intangible assets	$114	$(96)	$18	$112	$(90)	$22

Total estimated amortization expense for 2020 and the five succeeding fiscal years, including amounts expected to be capitalized, is as follows:

Estimated Amortization Expense
In millions
2020	$8
2021	$6
2022	$5
2023	$2
2024	$1
2025	$—

NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable	Sep 30, 2020	Dec 31, 2019
In millions
Notes payable to banks and other lenders	$11	$6
Notes payable to related companies	18	32
Total notes payable	$29	$38
Period-end average interest rates	1.22%	1.88%

Long-Term Debt	2020 Average Rate	Sep 30, 2020	2019 Average Rate	Dec 31, 2019
In millions
Promissory notes and debentures:
Debentures due 2023	7.875%	$129	7.875%	$175
Debentures due 2025	6.79%	12	6.79%	12
Debentures due 2025	7.50%	113	7.50%	150
Debentures due 2096	7.75%	135	7.75%	135
Finance lease obligations [1]		5		6
Unamortized debt discount and issuance costs		(3)		(4)
Long-term debt due within one year		(1)		(1)
Total long-term debt		$390		$473
1.See Note 11 for additional information.

Maturities of Long-Term Debt for Next Five Years at Sep 30, 2020
In millions
2020	$—
2021	$1
2022	$2
2023	$131
2024	$1
2025	$125

2020 Activity
In September 2020, TDCC concluded a cash tender offer that included $83 million aggregate principal amount of certain notes issued by the Corporation. As a result of the tender offer, the Corporation retired $46 million of 7.875 percent notes due 2023 and $37 million of 7.50 percent notes due 2025 and recognized a $19 million loss on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income.

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

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2020, the Corporation had accrued obligations of $126 million for probable environmental remediation and restoration costs, including $19 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability. At December 31, 2019, the Corporation had accrued obligations of $132 million for probable environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites.

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

Each quarter, the Corporation reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2020 activity, it was determined that no adjustment to the accrual was required at September 30, 2020.

The Corporation’s total asbestos-related liability for pending and future claims and defense and processing costs was $1,117 million at September 30, 2020, and approximately 19 percent of the recorded claim liability related to pending claims and approximately 81 percent related to future claims.

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

NOTE 11 - LEASES
For additional information on the Corporation's leases, see Note 15 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.

The components of lease cost for operating and finance leases for the three and nine months ended September 30, 2020 and 2019 were as follows:

Lease Cost	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Operating lease cost	$5	$7	$15	$18
Short-term lease cost	6	6	17	20
Variable lease cost	2	1	6	3
Amortization of right-of-use assets - finance	—	—	1	1
Total lease cost	$13	$14	$39	$42

The following table provides supplemental cash flow information related to leases:

Other Lease Information	Nine Months Ended
In millions	Sep 30, 2020	Sep 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14	$18
Financing cash flows for finance leases	$1	$1

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at September 30, 2020 and December 31, 2019:

Lease Position	Balance Sheet Classification	Sep 30, 2020	Dec 31, 2019
In millions
Right-of-use assets obtained in exchange for lease obligations:
Operating leases [1]		$8	$105
Finance leases		$1	$—
Assets
Operating lease assets	Operating lease right-of-use assets	$81	$89
Finance lease assets	Property	12	12
Finance lease amortization	Accumulated depreciation	(7)	(6)
Total lease assets		$86	$95
Liabilities
Current
Operating	Operating lease liabilities - current	$15	$16
Finance	Long-term debt due within one year	1	1
Noncurrent
Operating	Operating lease liabilities - noncurrent	67	74
Finance	Long-Term Debt	4	5
Total lease liabilities		$87	$96
1.Includes $99 million for the period ended December 31, 2019 related to the adoption of ASU 2016-02, "Leases (Topic 842)," and the associated ASUs, in the first quarter of 2019.

The weighted-average remaining lease term and discount rate for leases recorded in the consolidated balance sheets at September 30, 2020 and December 31, 2019 are provided below:

Lease Term and Discount Rate	Sep 30, 2020	Dec 31, 2019
Weighted-average remaining lease term
Operating leases	5.9 years	6.3 years
Finance leases	3.6 years	4.5 years
Weighted-average discount rate
Operating leases	3.99%	4.13%
Finance leases	4.03%	4.22%

The following table provides the maturities of lease liabilities at September 30, 2020:

Maturities of Lease Liabilities	Sep 30, 2020
	Operating Leases	Finance Leases
In millions
2020	$5	$—
2021	17	2
2022	16	2
2023	14	1
2024	14	1
2025 and thereafter	27	—
Total future undiscounted lease payments	$93	$6
Less imputed interest	11	1
Total present value of lease liabilities	$82	$5

At September 30, 2020, the Corporation had additional leases of approximately $16 million for equipment and a rail yard, which had not yet commenced. These leases are expected to commence in 2020 and 2021, with lease terms of up to 20 years.

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances for each component of accumulated other comprehensive loss ("AOCL") for the three and nine months ended September 30, 2020 and 2019 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Cumulative Translation Adjustment
Beginning balance	$(53)	$(57)	$(56)	$(57)
Gains (losses) on foreign currency translation	(1)	1	2	1
(Gains) losses reclassified from AOCL to net income [1]	1	—	1	—
Other comprehensive income, net of tax	—	1	3	1
Ending balance	$(53)	$(56)	$(53)	$(56)
Pension and Other Postretirement Benefits
Beginning balance	$(1,570)	$(1,475)	$(1,609)	$(1,504)
Amortization and recognition of net loss [2]	26	18	77	56
Less: Tax expense (benefit) [3]	(6)	(4)	(18)	(13)
Other comprehensive income, net of tax	20	14	59	43
Ending balance	$(1,550)	$(1,461)	$(1,550)	$(1,461)
Total AOCL ending balance	$(1,603)	$(1,517)	$(1,603)	$(1,517)
1.Reclassified to "Sundry income (expense) - net."
2.These AOCL components are included in the computation of net periodic benefit cost of the Corporation's defined benefit pension and other postretirement benefit plans. See Note 13 for additional information.
3.Reclassified to "Provision for income taxes."

NOTE 13 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Corporation's pension and other postretirement benefit plans can be found in Note 17 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019. The following table provides the components of the Corporation's net periodic benefit cost for all significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Defined Benefit Pension Plans
Service cost	$9	$9	$26	$27
Interest cost	28	36	84	108
Expected return on plan assets	(50)	(52)	(150)	(158)
Amortization of net loss	27	20	81	62
Net periodic benefit cost	$14	$13	$41	$39

Other Postretirement Benefit Plan
Service cost	$—	$—	$1	$—
Interest cost	1	2	4	6
Amortization of net gain	(1)	(2)	(4)	(6)
Net periodic benefit cost	$—	$—	$1	$—

Net periodic benefit cost, other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income.

NOTE 14 - FAIR VALUE MEASUREMENTS
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

The following table summarizes the fair value of the Corporation's financial instruments at September 30, 2020 and December 31, 2019:

Fair Value of Financial Instruments	Sep 30, 2020				Dec 31, 2019
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$10	$—	$—	$10	$10	$—	$—	$10
Long-term debt including debt due within one year	$(391)	$—	$(95)	$(486)	$(474)	$—	$(115)	$(589)
1.Money market fund is included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

Cost approximates fair value for all other financial instruments.

Fair Value Measurements on a Nonrecurring Basis
As part of the 2020 Restructuring Program, the Corporation rationalized its manufacturing assets to further enhance competitiveness while the COVID-19 economic recovery gains traction. In the third quarter of 2020, the manufacturing assets associated with this plan, classified as Level 3 measurements and valued using unobservable inputs, were written down to zero and the Corporation recorded an impairment charge of $4 million, which was included in "Restructuring and asset related charges - net" in the consolidated statements of income.

NOTE 15 - RELATED PARTY TRANSACTIONS
The Corporation sells its products to TDCC to simplify the customer interface process. Products are sold to and purchased from TDCC at market-based prices in accordance with the terms of an agreement between UCC and TDCC. After each quarter, the Corporation and TDCC analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a TDCC subsidiary and pays a commission to that TDCC subsidiary based on the volume and type of commodities and raw materials purchased. The commission expense was included in "Sundry income (expense) - net" in the consolidated statements of income. Purchases from that TDCC subsidiary were $270 million in the third quarter of 2020 ($247 million in the third quarter of 2019) and $707 million during the first nine months of 2020 ($861 million during the first nine months of 2019). The decrease in purchase costs for the nine months ended September 30, 2020 when compared with the same period last year was primarily due to lower feedstock and energy costs.

The Corporation also has a master services agreement with TDCC, whereby TDCC provides services including, but not limited to: accounting; legal; treasury (investments, cash management, risk management, insurance); procurement; human resources; environmental; health and safety; and business management for UCC. Under the master services agreement with TDCC, general administrative and overhead type services that TDCC routinely allocates to various businesses are charged to UCC. The master services agreement cost allocation basis is headcount and includes a 10 percent service fee. This agreement resulted in expense of $7 million in the third quarter of 2020 ($6 million in the third quarter of 2019) and $23 million for the first nine months of 2020 ($18 million for the first nine months of 2019) for general administrative and overhead type services and the 10 percent service fee, included in "Sundry income (expense) - net" in the consolidated statements of income. The remaining activity-based costs were $19 million in the third quarter of 2020 ($21 million in the third quarter of 2019) and $66 million for the first nine months of 2020 ($65 million for the first nine months of 2019), and were included in "Cost of sales" in the consolidated statements of income.

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

As part of TDCC’s cash management process, UCC is a party to revolving loans with TDCC that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At September 30, 2020, the Corporation had a note receivable of $1.5 billion ($1.5 billion at December 31, 2019) from TDCC under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with TDCC that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures on December 30, 2020. TDCC may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries, with cash collateral. At September 30, 2020, $937 million was available under the revolving credit agreement ($937 million at December 31, 2019). The cash collateral was reported as “Noncurrent receivables from related companies” in the consolidated balance sheets.

On a quarterly basis, the Board reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. In the third quarter of 2020, the Corporation declared and paid a cash dividend of $25 million to TDCC; cash dividends to TDCC totaled $187 million for the first nine months of 2020. In the third quarter of 2019, the Corporation declared a dividend of $112 million to TDCC, which was paid on October 3, 2019; cash dividends paid to TDCC totaled $338 million for the first nine months of 2019.

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
The pandemic caused by coronavirus disease 2019 ("COVID-19") has impacted all geographic regions where UCC’s products are produced and sold. Financial markets were volatile towards the end of the first quarter and early in the second quarter of 2020, primarily due to uncertainty with respect to the severity and duration of the pandemic, coupled with fluctuations in crude oil prices due in part to the global spread of COVID-19. As the second quarter progressed, crude oil prices increased, driven by improved supply/demand fundamentals and those conditions continued in the third quarter. Financial markets also continued a gradual recovery in the third quarter of 2020.

Dow Inc. (together, with TDCC and its consolidated subsidiaries, “Dow”) directs global safety, crisis management and security protocols for all of Dow’s assets and workforce, which includes the assets and workforce of UCC. UCC’s primary manufacturing operations are in the United States, where efforts to contain the spread of COVID-19 resulted in significant mitigation measures, including social distancing and stay-at-home mandates, travel restrictions and/or bans, and restricted access to certain corporate facilities and manufacturing sites. The Corporation’s manufacturing facilities in the United States have been designated essential operations by state and local governments and all of UCC’s manufacturing sites and facilities, including its smaller sites in Asia Pacific, continue to operate and are doing so safely, having implemented social distancing and enhanced health, safety and sanitization measures as directed by Dow’s regional Crisis Management Teams (“CMTs”). The CMTs continue to work closely with site leadership and are adjusting alert levels as warranted on a site by site basis. In the second quarter of 2020, the CMTs initiated implementation of Dow’s comprehensive return to workplace plan ("RTW Plan") that is tailored for each site and includes a number of health and safety measures to be followed in a gradual and phased approach. Employees in the United States have slowly been returning to the workplace, in accordance with the RTW Plan, and the Corporation expects that to continue in the fourth quarter of 2020. The Corporation continues to encourage its workforce to follow safety measures when away from work to help prevent community spread of COVID-19.

During this public health crisis, UCC is focused on the health and safety of its employees, contractors, customers and suppliers around the world and maintaining safe and reliable operations of its manufacturing sites. Although supply disruptions and related logistical issues have posed challenges across all modes of transportation, UCC’s manufacturing sites have continued to operate during the COVID-19 pandemic, with no significant impact to manufacturing whether through shutdowns or shortages in labor, raw materials or personal protective equipment. Supply chain and logistical challenges are expected to continue to ease through the remainder of 2020, absent significant impacts from COVID-19 infection resurgences.

Dow has taken proactive measures to electively focus on cash and maintain financial strength with a continued emphasis on safe, reliable operations and disciplined capital allocation. In accordance with these actions, the Corporation reduced its 2020 capital expenditures target to approximately $130 million and temporarily idled one of the Corporation’s U.S. polyethylene production units to balance production to demand across markets more severely affected by restrained economic activity. The polyethylene production unit returned to more normalized operating rates in the third quarter. Further, on September 30, 2020, the Corporation's Board of Directors (the "Board") approved restructuring actions that were aligned to the structural cost improvement initiatives announced by Dow Inc. in response to the continued economic impact from the pandemic caused by COVID-19. The restructuring program is designed to reduce structural costs and enable the Corporation to further enhance competitiveness while the COVID-19 economic recovery gains traction. This program includes workforce cost reductions and actions to rationalize the Corporation's manufacturing assets. See Note 6 to the Consolidated Financial Statements for additional information.

Review of 2020 Financial Impacts from COVID-19
The Corporation's sales declined 20 percent in the first nine months of 2020 compared with the same period last year, as the COVID-19 pandemic disrupted the global economy and supply/demand fundamentals. Local price declined in the first quarter and continued to decline in the second quarter of 2020, largely impacted by lower global energy prices. In March and April 2020, crude oil prices declined significantly, due in part to the COVID-19 pandemic, coupled with increased supply from oil producers, resulting in margin compression in the second quarter of 2020. In the latter half of the second quarter and continuing into the third quarter, crude oil prices increased as supply/demand fundamentals improved, driving higher feedstock costs. However, decreased demand and continued margin compression negatively impacted operating results for the three months ended September 30, 2020 compared with the same quarter last year. See Results of Operations in this report for additional discussion of results for the three and nine months ended September 30, 2020.

At the time of this filing, the ultimate severity and duration of the COVID-19 pandemic and oil price volatility cannot be reasonably estimated. The COVID-19 pandemic has had and could continue to have a substantial negative impact on the Corporation’s results of operations, financial condition and cash flows. The effects of the COVID-19 pandemic in the first nine months of 2020 and the additional risks associated with these conditions are more fully discussed in this report in Part II, Item 1A, Risk Factors. The Corporation is actively monitoring for potential financial impacts from the COVID-19 pandemic and oil price volatility, including, but not limited to: evaluating the recoverability of its assets; enhancing cyber security monitoring; and evaluating ongoing appropriateness of its estimates.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. There have been no significant impacts to the Corporation's results of operations or financial position resulting from the CARES Act in the three and nine months ended September 30, 2020. The Corporation continues to assess the provisions and potential impacts of this legislation and expects to realize certain effects of the CARES Act in the fourth quarter of 2020. At this time the Corporation does not expect the CARES Act to have a significant impact on the provision for income taxes in 2020.

RESULTS OF OPERATIONS
Net Sales
Total net sales were $842 million in the third quarter of 2020 compared with $1,059 million in the third quarter of 2019, a decrease of 20 percent. Total net sales were $2,754 million for the first nine months of 2020 compared with $3,376 million for the first nine months of 2019, a decrease of 18 percent. Net sales to related companies, principally to TDCC, and based on market prices for the related products, were $817 million in the third quarter of 2020 compared with $1,028 million in the third quarter of 2019, a decrease of 21 percent. Net sales to related companies were $2,679 million in the first nine months of 2020 compared with $3,270 million in the first nine months of 2019, a decrease of 18 percent.

Average selling price decreased 13 percent in the third quarter of 2020 compared with the same quarter last year. Price decreased across all products with the largest decreases in polyethylene, plastics used for wire and cable applications and oxo alcohols. Volume declined 7 percent in the third quarter of 2020 compared with the same quarter last year as lower demand for polyethylene, ethanolamines and glycol ethers and the absence of acetone derivatives volume due to the divestiture of the product line in the fourth quarter of 2019 more than offset improved demand for vinyl acetate monomers.

In the first nine months of 2020, average selling price decreased 17 percent compared with the first nine months of 2019, with price decreases across all products, primarily in response to lower feedstock and other raw material costs as well as margin compression, with the largest decreases in polyethylene, oxo alcohols, plastics used for wire and cable applications and glycol ethers. Volume for the first nine months of 2020 was down 1 percent compared with the first nine months of 2019, with decreases resulting from the divestiture of the Corporation's acetone derivatives product line as well as the Business Separation. These volume decreases were partially offset by increases in vinyl acetate monomers, which was unfavorably impacted in 2019 by planned maintenance turnaround activity, as well as increases in ethylene oxide/ethylene glycol and home and personal care products.

Cost of Sales
Cost of sales was $787 million in the third quarter of 2020 compared with $854 million in the third quarter of 2019, a decrease of 8 percent. Cost of sales decreased 13 percent from $2,706 million in the first nine months of 2019 to $2,359 million in the first nine months of 2020. The decline in cost of sales for the three months ended September 30, 2020 was driven primarily by the divestiture of the Corporation's acetone derivatives product line in the fourth quarter of 2019 and a one-time charge of $55 million related to environmental remediation matters at a number of current and historical sites, recorded in the third quarter of 2019. The decrease in cost of sales for the nine months ended September 30, 2020 was driven by the divestiture of the Corporation's acetone derivatives product line, the impact from the Business Separation, lower feedstock and other raw material costs and the one-time charge related to environmental remediation matters recorded in the third quarter of 2019. See Note 10 to the Consolidated Financial Statements for additional information about the Corporation's environmental matters.

Research and Development ("R&D"), Selling, General and Administrative ("SG&A") Expenses
R&D expenses were $6 million in the third quarter of 2020 and 2019. For the first nine months of 2020, R&D expenses were $17 million compared with $19 million in the first nine months of 2019. SG&A expenses were $2 million in the third quarter of 2020 and 2019. For the first nine months of 2020, SG&A expenses were $6 million compared with $4 million in the first nine months of 2019. The increase in SG&A expenses was driven primarily by administrative fees associated with ongoing service arrangements.

Restructuring and Asset Related Charges - Net
2020 Restructuring Program
On September 30, 2020, the Board approved restructuring actions that were aligned to the structural cost improvement initiatives announced by Dow Inc. in response to the continued economic impact from the pandemic caused by COVID-19. The restructuring program is designed to reduce structural costs and enable the Corporation to further enhance competitiveness while the COVID-19 economic recovery gains traction. This program includes workforce cost reductions and actions to rationalize the Corporation's manufacturing assets ("2020 Restructuring Program"). These actions are expected to be substantially complete by the end of 2021.

As a result of these actions, in the third quarter of 2020 the Corporation recorded pretax restructuring charges of $13 million, consisting of severance and related benefit costs of $9 million and asset write-downs and write-offs of $4 million. The impact of these charges was included in "Restructuring and asset related charges - net" in the consolidated statements of income.

DowDuPont Cost Synergy Program
In September and November 2017, the Corporation approved restructuring actions that were aligned with DowDuPont’s cost synergy targets. As this restructuring program has ended, the Corporation had no restructuring charges related to this program in the third quarter of 2020, compared with restructuring charges for severance and related benefit costs of $2 million in the third quarter of 2019. For the nine months ended September 30, 2020, the Corporation recorded program related restructuring charges of $2 million for severance and related benefit costs, compared with $4 million for the nine months ended September 30, 2019.

Asset Related Charges
On August 13, 2019, the Corporation entered into a definitive agreement to sell its acetone derivatives product line. The sale was completed in the fourth quarter of 2019 and included acetone derivatives related inventory and production assets, as well as site infrastructure, land and utilities located in Institute, West Virginia. The sale also included TDCC-owned railcars that were transferred to UCC in the fourth quarter of 2019 in anticipation of the sale. The assets, with the exception of inventory and railcars, were written down to zero in the third quarter of 2019, resulting in a pretax impairment charge of $75 million, which was included in "Restructuring and asset related charges - net" in the consolidated statements of income. The Corporation remains at the Institute, West Virginia site as a tenant.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as gains or losses on foreign currency exchange, commissions, charges for management services provided by TDCC, non-operating pension and other postretirement benefit plan credits or costs, and gains and losses on sales of investments and assets.

Sundry income (expense) - net in the third quarter of 2020 was income of $45 million compared with expense of $19 million in the same quarter last year. For the first nine months of 2020, sundry income (expense) – net was income of $5 million compared with expense of $58 million in the first nine months of 2019. The increase in sundry income in the third quarter of 2020 was primarily the result of the sale of UCC's rail infrastructure operations and assets at UCC's sites in St. Charles, Louisiana, and Seadrift, Texas, which resulted in a pretax gain of $86 million, and was partially offset by a pretax loss of $19 million on the early extinguishment of debt, both included in "Sundry income (expense) - net" in the consolidated statements of income. Sundry income (expense) - net for the three and nine months ended September 30, 2020 was also impacted by increased expenses associated with the master services agreement with TDCC when compared with the same periods last year.

Interest Income
Interest income was $1 million in the third quarter of 2020 ($10 million for the first nine months of 2020) compared with $9 million in the third quarter of 2019 ($28 million for the first nine months of 2019). The decrease in interest income primarily resulted from the impact of the significant drop in interest rates due to the current interest rate environment.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $7 million in the third quarter of 2020 and 2019. For the first nine months of 2020, interest expense and amortization of debt discount was $26 million compared with $21 million in the first nine months of 2019. The increase in interest expense and amortization of debt discount was primarily due to the recognition of interest and penalties related to the settlement of sales and use tax disputes in Seadrift, Texas, and Texas City, Texas.

Provision for Income Taxes
The Corporation reported a tax provision of $14 million in the third quarter of 2020, which resulted in an effective tax rate of 19.2 percent, compared with a credit for income taxes of $19 million in the third quarter of 2019, which resulted in an effective tax rate of negative 18.4 percent. For the first nine months of 2020, the Corporation reported a tax provision of $73 million, which resulted in an effective tax rate of 21.1 percent, compared with a tax provision of $38 million for the first nine months of 2019, which resulted in an effective tax rate of 7.4 percent. The effective tax rate fluctuates based on, among other factors, where income is earned. The tax rate was favorably impacted in the three and nine months ended September 30, 2019, due to the restoration of tax basis in assets, driven by a court judgment that did not involve the Corporation, and deductions allowed in the United States for certain sales to foreign customers.

Net Income Attributable to UCC
The Corporation reported net income of $59 million in the third quarter of 2020 compared with $122 million in the third quarter of 2019. Net income for the first nine months of 2020 was $273 million compared with $477 million in the first nine months of 2019.

Capital Expenditures
Capital spending in the third quarter of 2020 was $34 million ($40 million in the third quarter of 2019) and $99 million for the first nine months of 2020 ($145 million for the first nine months of 2019). Capital spending decreased as spending for U.S. Gulf Coast projects and site infrastructure projects continues to trend down and the Corporation reduced its 2020 capital expenditures target to retain the financial strength of the Corporation and Dow Inc.

Planned Sale of Marine and Terminal Operations and Assets
On September 14, 2020, TDCC entered into a definitive agreement to divest certain U.S. Gulf Coast marine and terminal operations and assets for expected cash proceeds of $620 million. Included in the transaction are certain assets and equipment located at UCC's site in St. Charles, Louisiana. In addition, TDCC has entered into mutual long-term service agreements with the buyer, effective upon closing of the transaction, that are designed to ensure the continuation of marine and terminal services for existing UCC operations at the impacted site. The transaction is expected to close in the fourth quarter of 2020, subject to customary regulatory approvals and other closing conditions, and the Corporation expects to record a gain on the transaction.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2020	2019
Claims unresolved at Jan 1	11,117	12,780
Claims filed	3,623	4,396
Claims settled, dismissed or otherwise resolved	(5,099)	(5,763)
Claims unresolved at Sep 30	9,641	11,413
Claimants with claims against both UCC and Amchem	(3,168)	(3,935)
Individual claimants at Sep 30	6,473	7,478

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

For additional information, see Asbestos-Related Matters in Note 10 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at September 30, 2020.

Dividends
On a quarterly basis, the Board reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. In the third quarter of 2020, the Corporation declared and paid a cash dividend of $25 million to TDCC ($187 million for the first nine months of 2020). In the third quarter of 2019, the Corporation declared a cash dividend of $112 million to TDCC, which was paid on October 3, 2019; cash dividends paid to TDCC totaled $338 million for the first nine months of 2019.

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

Union Carbide Corporation and Subsidiaries PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Litigation
Asbestos-Related Matters
No material developments in asbestos-related matters occurred in the third quarter of 2020. For a current status of asbestos-related matters, see Note 10 to the Consolidated Financial Statements.

Environmental Proceedings
On October 23, 2019, UCC received a proposed Agreed Order from the Texas Commission on Environmental Quality (“TCEQ”) relating to emissions of ethylene oxide from a process leak at the Corporation's manufacturing facility in Seadrift, Texas. The proposed Agreed Order included an administrative penalty of $800,000. On December 30, 2019, the TCEQ sent a revised Agreed Order reducing the penalty to $600,000 based on UCC's corrective actions and allowing for half of the administrative penalty amount to be used to fund a Supplemental Environmental Project. UCC paid $300,000 in January 2020. The revised Agreed Order was approved by the TCEQ Commissioners on July 1, 2020 and UCC remitted final payment on July 29, 2020.

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
UCC sells substantially all of its products to TDCC in order to simplify the worldwide customer interface process and, as a result, the Corporation is subject to many of the same global risk factors facing TDCC, including those presented by COVID-19. The pandemic caused by COVID-19 has impacted all geographic regions where UCC's products are produced and sold. The global, regional and local spread of COVID-19 has resulted in significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions and/or bans, and restricted access to certain corporate facilities and manufacturing sites. Uncertainty with respect to the severity and duration of the COVID-19 pandemic, coupled with oil price fluctuations due in part to the global spread of COVID-19 and the continued increase in global cases, has contributed to the volatility of financial markets. While the severity and duration of the COVID-19 pandemic in key geographic regions and end-markets cannot be reasonably estimated at this time, impacts to the Corporation include, but are not limited to: a decrease in demand for certain Corporation products; price declines; reduced profitability; supply chain disruptions impeding the Corporation’s ability to ship and/or receive product; temporary idling or permanent closure of select manufacturing facilities and/or manufacturing assets; asset impairment charges; interruptions or limitations to manufacturing operations imposed by local, state or federal governments; workforce absenteeism and distraction; labor shortages; increased cyber security risk and data accessibility disruptions due to remote working arrangements; and workforce reductions. Additional risks may include, but are not limited to: shortages of key raw materials; additional asset impairment charges; increased obligations related to the Corporation’s pension and other postretirement benefit plans; and deferred tax valuation allowances. Disruptions and market volatility resulting from the COVID-19 pandemic have had and could continue to have a substantial negative impact on the Corporation’s results of operations, financial condition and cash flows.

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

UNION CARBIDE CORPORATION
Registrant

Date:	October 23, 2020
		By:	/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Controller and Vice President
of Controllers and Tax
The Dow Chemical Company
Authorized Representative of
Union Carbide Corporation

		By:	/s/ IGNACIO MOLINA
Ignacio Molina
Vice President, Treasurer and
Chief Financial Officer