Form 10-K
period 2020-12-31
UNION CARBIDE CORP /NEW/
filed 2021-02-05
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S. C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes    ☑ No

At February 5, 2021, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE
None

Union Carbide Corporation

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2020

Union Carbide Corporation and Subsidiaries

Throughout this Annual Report on Form 10-K, except as otherwise indicated by the context, the terms "Corporation" or "UCC" as used herein mean Union Carbide Corporation and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this report are “forward‑looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements often address expected future business and financial performance, financial condition, and other matters and often contain words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “opportunity,” “outlook,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “will be,” “will continue,” “will likely result,” “would” and similar expressions, and variations or negatives of these words or phrases.

Forward-looking statements are based on current assumptions and expectations of future events that are subject to risks, uncertainties and other factors that are beyond the Corporation’s control, which may cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements and speak only as of the date the statements were made. These factors often address expected future business and financial performance and financial condition, including, but not limited to: the continuing global and regional economic impacts of the coronavirus disease 2019 pandemic and other public health-related risks and events on the Corporation’s business; and developments related to contemplated restructuring activities and proposed divestitures or acquisitions such as workforce reduction, manufacturing facility and/or asset closure and related exit and disposal activities, and the benefits and costs associated with each of the foregoing.

Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section of this Annual Report on Form 10-K titled “Risk Factors.” These are not the only risks and uncertainties that the Corporation faces. There may be other risks and uncertainties that the Corporation is unable to identify at this time or that it does not currently expect to have a material impact on its business. If any of those risks or uncertainties develops into an actual event, it could have a material adverse effect on the Corporation’s business. The Corporation assumes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

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

TDCC conducts its worldwide operations through global businesses. UCC's business activities comprise components of TDCC's global businesses rather than stand-alone operations. Because there are no separate reportable business segments for UCC and no detailed business information is provided to a chief operating decision maker regarding the Corporation's stand-alone operations, the Corporation's results are reported as a single operating segment. In addition, in order to simplify the customer interface process, the Corporation sells substantially all of its products to TDCC. Products are sold to TDCC at prices determined in accordance with the terms of an agreement between UCC and TDCC.

Available Information
The Corporation's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through the Financial Reports-SEC Filings section of the Corporation's website at www.unioncarbide.com, as soon as reasonably practicable after the reports are electronically filed or furnished with the U.S. Securities and Exchange Commission ("SEC"). The SEC maintains a website that contains these reports as well as proxy statements and other information regarding issuers that file electronically. The SEC's website is www.sec.gov. The Corporation's website and its content are not deemed incorporated by reference into this report.

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

Hydrocarbons - ethylene and propylene; internal feedstocks that are primarily consumed by downstream product lines to optimize integration benefits and drive low costs.

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

PATENTS, LICENSES AND TRADEMARKS
The Corporation continually applies for and obtains U.S. and foreign patents that relate to a wide variety of products and processes, has a substantial number of pending patent applications throughout the world and is licensed under a number of patents. At December 31, 2020, the Corporation owned 73 active U.S. patents and 414 active foreign patents related to a wide variety of products and processes. These patents expire as follows:

Remaining Life of Patents Owned at Dec 31, 2020	United States	Rest of World
Within 5 years	16	89
6 to 10 years	41	279
11 to 15 years	15	46
16 to 20 years	1	—
Total	73	414

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

OTHER ACTIVITIES
Dividends
On a quarterly basis, the Corporation's Board of Directors ("Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. The Corporation declared and paid cash dividends of $362 million to TDCC in 2020; dividends paid to TDCC were $570 million in 2019. On February 2, 2021, the Board approved a dividend to TDCC of $40 million, payable on or before March 26, 2021.

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

COVID-19 PANDEMIC - RELATED RISKS
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
UCC sells substantially all of its products to TDCC in order to simplify the worldwide customer interface process and, as a result, the Corporation is subject to many of the same global risk factors facing TDCC, including those presented by COVID-19. The pandemic caused by COVID-19 has impacted all geographic regions where UCC's products are produced and sold. The global, regional and local spread of COVID-19 has resulted in significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions and/or bans, and restricted access to certain corporate facilities and manufacturing sites. Uncertainty with respect to the severity and duration of the COVID-19 pandemic, coupled with oil price fluctuations due in part to the global spread of COVID-19 and the continued increase in global cases, has contributed to the volatility of financial markets. While the severity and duration of the COVID-19 pandemic in key geographic regions and end-markets cannot be reasonably estimated at this time, impacts to the Corporation include, but are not limited to: a decrease in demand for certain Corporation products; price declines; reduced profitability; supply chain disruptions impeding the Corporation’s ability to ship and/or receive product; temporary idling or permanent closure of select manufacturing facilities and/or manufacturing assets; asset impairment charges; interruptions or limitations to manufacturing operations imposed by local, state or federal governments; workforce absenteeism and distraction; labor shortages; increased cyber security risk and data accessibility disruptions due to remote working arrangements; and workforce reductions. Additional risks may include, but are not limited to: shortages of key raw materials; additional asset impairment charges; increased obligations related to the Corporation’s pension and other postretirement benefit plans; and tax valuation allowances. Disruptions and market volatility resulting from the COVID-19 pandemic have had and could continue to have a substantial negative impact on the Corporation’s results of operations, financial condition and cash flows. The adverse impact of the COVID-19 pandemic on the Corporation may also have the effect of heightening many of the other risks described in this "Risk Factors" section.

MACROECONOMIC RISKS
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
The Corporation has defined benefit pension plans and an other postretirement benefit plan (the "plans") in the United States. The assets of the Corporation's funded plans are primarily invested in fixed income securities, equity securities of U.S. and foreign issuers and alternative investments, including investments in real estate, private equity and absolute return strategies. Changes in the market value of plan assets, investment returns, discount rates, mortality rates, regulations and the rate of increase in compensation levels and health care cost trends may affect the funded status of the Corporation's plans and could cause volatility in the net periodic benefit cost, future funding requirements of the plans and the funded status of the plans. A significant increase in the Corporation's obligations or future funding requirements could have a negative impact on the Corporation's results of operations and cash flows for a particular period and on the Corporation's financial position.

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

LEGAL AND REGULATORY RISKS
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
The Corporation is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, climate change, greenhouse gas emissions and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At December 31, 2020, the Corporation had accrued obligations of $133 million ($132 million at December 31, 2019) for probable environmental remediation and restoration costs, including $18 million ($20 million at December 31, 2019) for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Corporation's operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities. For additional information, see Part II, Item 7. Other Matters, Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. At December 31, 2020, the Corporation's total asbestos-related liability for pending and future claims, including future defense and processing costs, was $1,098 million ($1,165 million at December 31, 2019). See Notes 1 and 14 to the Consolidated Financial Statements for more information on asbestos-related matters.

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

OPERATIONAL RISKS
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
As a diversified chemical manufacturing company, the Corporation's operations, the transportation of products, cyber-attacks, pandemics or severe weather conditions and other natural phenomena (such as freezing, drought, hurricanes, earthquakes, tsunamis, floods, etc.) could result in an unplanned event that could be significant in scale and could negatively impact operations, neighbors or the public at large, which could have a negative impact on the Corporation's results of operations.

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

Environmental Proceedings
On July 5, 2018, the Corporation received a draft consent decree from the U.S. Environmental Protection Agency, the U.S. Department of Justice and the Louisiana Department of Environmental Quality relating to the operation of steam-assisted flares at UCC's olefins manufacturing facility in Hahnville (St. Charles), Louisiana. On January 19, 2021, a proposed final consent decree was filed in the U.S. District Court for the Eastern District of Louisiana to address these matters. Notice of the consent decree was published in the Federal Register on January 28, 2021 and public comments are required to be submitted within 30 days of that publication. The consent decree would require the Corporation to pay approximately $900,000 in civil penalty and approximately $100,000 to specified local projects in Louisiana. The consent decree would further require the Corporation to install and operate additional air pollution control and monitoring technology on these steam-assisted flares at an estimated cost of approximately $120 million, to be completed over the next several years.

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

ITEM 6. SELECTED FINANCIAL DATA
Omitted pursuant to General Instruction I of Form 10‑K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pursuant to General Instruction I of Form 10-K "Omission of Information by Certain Wholly-Owned Subsidiaries," this section includes only management's narrative analysis of the results of operations for the year ended December 31, 2020, the most recent fiscal year, compared with the year ended December 31, 2019, the fiscal year immediately preceding it.

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
The pandemic caused by coronavirus disease 2019 ("COVID-19") has impacted all geographic regions where UCC’s products are produced and sold. Financial markets were volatile towards the end of the first quarter and early in the second quarter of 2020, primarily due to uncertainty with respect to the severity and duration of the pandemic, coupled with fluctuations in crude oil prices due in part to the global spread of COVID-19. As the second quarter progressed, crude oil prices increased, driven by improved supply and demand fundamentals, which continued into the second half of 2020. Financial markets also continued a gradual recovery in the second half of 2020.

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

In the second quarter of 2020, the CMTs initiated implementation of Dow’s comprehensive Return to Workplace ("RTW") plan that is tailored for each site and includes a number of health and safety measures to be followed in a gradual and phased approach. A significant number of employees continue to work remotely as the Corporation and Dow monitors the pandemic evolution, awaiting acceptable and safe levels to implement its RTW phases. If ongoing mitigation efforts are successful, U.S. sites expect to implement additional RTW phases in the first and second quarters of 2021. The Corporation continues to encourage its workforce to practice safe behaviors in the workplace and while away from work to help prevent community spread of COVID-19.

During this public health crisis, UCC is focused on the health and safety of its employees, contractors, customers and suppliers around the world and maintaining safe and reliable operations of its manufacturing sites. Although supply disruptions and related logistical issues have posed challenges across all modes of transportation, UCC’s manufacturing sites have continued to operate during the COVID-19 pandemic, with no significant impact to manufacturing whether through shutdowns or shortages in labor, raw materials or personal protective equipment. Supply chain and logistical challenges are expected to stabilize in 2021. Contingency plans remain in place in the event of significant impacts from COVID-19 infection resurgences.

Dow took proactive measures to electively focus on cash and maintain financial strength with a continued emphasis on safe, reliable operations and disciplined capital allocation. In accordance with these actions, the Corporation reduced its 2020 capital expenditures target and temporarily idled one of the Corporation’s U.S. polyethylene production units to balance production to demand across markets more severely affected by restrained economic activity. The polyethylene production unit returned to more normalized operating rates in the third quarter of 2020. Further, on September 30, 2020, the Corporation's Board of Directors (the "Board") approved restructuring actions that were aligned to the structural cost improvement initiatives announced by Dow Inc. in response to the continued economic impact from the pandemic caused by COVID-19. The restructuring program is designed to reduce structural costs and enable the Corporation to further enhance competitiveness while the COVID-19 economic recovery gains traction. This program includes workforce cost reductions and actions to rationalize the Corporation's manufacturing assets. See Note 6 to the Consolidated Financial Statements for additional information.

Review of 2020 Financial Impacts from COVID-19
The Corporation's sales declined 15 percent in 2020 compared with 2019, as the COVID-19 pandemic disrupted the global economy and supply and demand fundamentals. The most significant impacts from the pandemic occurred in the first nine months of the year, with year-over-year sales declines of 18 percent, with a gradual yet uneven recovery beginning to take hold in the fourth quarter.

Local price declined in the first and second quarters of 2020, largely impacted by lower global energy prices. In March and April 2020, crude oil prices declined significantly, due in part to the COVID-19 pandemic, coupled with increased supply from oil producers, resulting in margin compression in the second quarter of 2020. Crude oil prices increased in the latter half of the second quarter as supply and demand fundamentals improved, driving higher feedstock costs, with the Corporation experiencing continued margin compression due to pricing pressures through the remainder of the year. See Results of Operations in this report for further discussion of 2020 operating results.

At the time of this filing, the ultimate severity and duration of the COVID-19 pandemic cannot be reasonably estimated. The COVID-19 pandemic has had and could continue to have a substantial negative impact on the Corporation’s results of operations, financial condition and cash flows. The effects of the COVID-19 pandemic for the year ended December 31, 2020 and the additional risks associated with these conditions are more fully discussed in this report in Part II, Item 1A, Risk Factors. The Corporation is actively monitoring for potential financial impacts from the COVID-19 pandemic and oil price volatility, including, but not limited to: evaluating the recoverability of its assets; enhancing cyber security monitoring; and evaluating ongoing appropriateness of its estimates.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. There have been no significant impacts to the Corporation's provision for income taxes in 2020 as a result of the CARES Act legislation.

RESULTS OF OPERATIONS
Net Sales
Total net sales for 2020 were $3,703 million, compared with net sales of $4,377 million in 2019, a decrease of 15 percent. Net sales to related companies, principally to TDCC, were $3,574 million for 2020, compared with $4,239 million for 2019, a decrease of 16 percent. Selling prices to TDCC are determined in accordance with the terms of an agreement between UCC and TDCC.

Average selling price decreased 14 percent in 2020 compared with 2019 with price decreases across all products, primarily in response to lower feedstock and other raw material costs and resulting pricing pressures, with the largest decreases in polyethylene, oxo alcohols, plastics for wire and cable applications and glycol ethers. Volume was down 1 percent in 2020 compared with 2019, as decreases resulting from the divestiture of the Corporation's acetone derivatives product line, the Business Separation and polyethylene volume declines, resulting primarily from planned and unplanned outages, more than offset demand growth in home and personal care products and ethylene oxide/ethylene glycol.

Cost of Sales
Cost of sales in 2020 was $3,245 million, down 7 percent from $3,500 million in 2019. The decline in cost of sales was driven by lower feedstock and other raw material costs, lower volume, the divestiture of the Corporation's acetone derivatives product line, the impact of the Business Separation and a one-time charge of $55 million related to environmental remediation matters at a number of current and historical sites, recorded in the third quarter of 2019.

Research and Development, Selling, General and Administrative Expenses
Research and development expenses were $24 million in 2020, compared with $25 million in 2019. Selling, general and administrative expenses ("SG&A") were $9 million in 2020, compared with $4 million in 2019. The increase in SG&A expenses was driven in part by administrative fees associated with ongoing service arrangements.

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

DowDuPont Cost Synergy Program
In September and November 2017, the Corporation approved restructuring actions that were aligned with DowDuPont's synergy targets. In connection with this program, the Corporation recorded pretax restructuring charges for severance and related benefit costs of $2 million in 2020 and $4 million in 2019. This program was completed in 2020.

2019 Asset Related Charges
On August 13, 2019, the Corporation entered into a definitive agreement to sell its acetone derivatives product line to ALTIVIA Ketones & Additives, LLC. As a result of this planned transaction, the Corporation recognized a pretax impairment charge of $75 million in the third quarter of 2019, which was included in "Restructuring and asset related charges - net" in the consolidated statements of income. The transaction closed November 1, 2019. See Notes 5 and 18 to the Consolidated Financial Statements for additional information.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as charges for management services provided by TDCC, commissions, non-operating pension and other postretirement benefit plan credits or costs and gains and losses on sales of investments and assets. Sundry income (expense) - net for 2020 was income of $168 million, compared with expense of $82 million in 2019. The increase in sundry income in 2020 was primarily the result of the sale of UCC's marine and terminal operations and assets at its site in St. Charles, Louisiana ("St. Charles"), which resulted in a pretax gain of $185 million, and the sale of UCC's rail infrastructure operations and assets at its sites in St. Charles and Seadrift, Texas, which resulted in a pretax gain of $86 million, partially offset by a pretax loss of $19 million on the early extinguishment of debt. See Notes 5, 7 and 13 to the Consolidated Financial Statements for additional information.

Interest Income
Interest income for 2020 was $12 million, compared with $36 million in 2019. The decrease in interest income primarily resulted from the impact of the significant drop in interest rates due to the current interest rate environment. See Note 19 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $33 million in 2020 compared with $30 million in 2019. The increase in interest expense and amortization of debt discount was primarily due to the recognition of interest and penalties related to the settlement of sales and use tax disputes in Seadrift, Texas, and Texas City, Texas, which was partially offset by reduced interest expense resulting from the early extinguishment of debt in September 2020. See Notes 13 and 19 to the Consolidated Financial Statements for additional information related to the Corporation's debt financing and cash management activities.

Provision for Income Taxes
The Corporation reported a tax provision of $130 million in 2020, which resulted in an overall effective tax rate of 23.3 percent. The tax rate for 2020 was unfavorably impacted by an accrual to return adjustment. In 2019, the Corporation reported a tax provision of $64 million, which resulted in an overall effective tax rate of 9.3 percent. The tax rate for 2019 was favorably impacted by the restoration of tax basis in assets, driven by a court judgment that did not involve the Corporation, and deductions allowed in the United States for certain sales to foreign customers. The underlying factors affecting UCC's overall effective tax rates are summarized in Note 8 to the Consolidated Financial Statements.

Net Income Attributable to UCC
The Corporation reported net income of $427 million in 2020, compared with net income of $627 million in 2019.

Capital Expenditures
Capital spending in 2020 was $135 million, compared with $196 million in 2019. Capital spending decreased in 2020 as spending for U.S. Gulf Coast projects and site infrastructure projects continues to trend down and the Corporation reduced its 2020 capital expenditures target to retain the financial strength of the Corporation and Dow Inc. in response to the COVID-19 pandemic.

In accordance with a proposed final consent decree filed on January 19, 2021, the Corporation would be required to install and operate additional air pollution control and monitoring technology on its steam-assisted flares at its olefins manufacturing facility in St. Charles. These installations are expected to result in additional capital expenditures of approximately $120 million, to be completed over the next several years. See Part I, Item 3, Legal Proceedings for more information on Environmental Proceedings.

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

Environmental Matters
The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. At December 31, 2020, the Corporation had accrued obligations of $133 million for probable environmental remediation and restoration costs, including $18 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. For further discussion, see Environmental Matters in Notes 1 and 14 to the Consolidated Financial Statements.

Pension Plans and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could have been settled at December 31, 2020, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note 17 to the Consolidated Financial Statements. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

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

The Corporation determines the expected long-term rate of return on plan assets by performing a detailed analysis of key economic and market factors driving historical returns for each asset class and formulating a projected return based on factors in the current environment. Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads, and other valuation measures and market metrics. The expected long-term rate of return for each asset class is then weighted based on the strategic asset allocation approved by the governing body for each plan. The Corporation's historical experience with the pension fund asset performance is also considered. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2020 and 2019 was 6.8 percent. This assumption will also be used for determining 2021 net periodic pension expense. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Corporation's pension plans.

The discount rates utilized to measure the pension and other postretirement benefit obligations are based on the yield on high-quality corporate fixed income investments at the measurement date. Future expected actuarially determined cash flows for the plans are individually discounted at the spot rates under the Willis Towers Watson U.S. RATE:Link 60-90 corporate yield curve (based on 60th to 90th percentile high-quality corporate bond yields) to arrive at the plan’s obligations as of the measurement date. The weighted-average discount rate utilized to measure pension obligations was 2.53 percent at December 31, 2020 and 3.29 percent at December 31, 2019.

The value of the qualified plan assets totaled $3.1 billion at December 31, 2020, unchanged from December 31, 2019. The underfunded status of the qualified plan increased by $185 million at December 31, 2020, compared with December 31, 2019. The Corporation did not make contributions to the qualified plan in 2020.

The assumption for the long-term rate of increase in compensation levels was 4.25 percent at December 31, 2020 and 2019. Since 2002, the Corporation has used a generational mortality table to determine the duration of its pension and other postretirement obligations.

The Corporation bases the determination of pension expense on a market-related valuation of plan assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2020, $177 million of net gains remain to be recognized in the calculation of the market-related value of plan assets. These net gains will result in decreases in future pension expense as they are recognized in the market-related value of assets.

The net increase in the market-related value of assets due to the recognition of prior gains is presented in the following table:

Net Increase in Market-Related Asset Value Due to Recognition of Prior Gains
In millions
2021	$46
2022	23
2023	79
2024	29
Total	$177

At December 31, 2020, the Corporation expects pension expense to decrease in 2021 by approximately $15 million. The decrease in pension expense is primarily due to the lower interest cost component.

A 25 basis point adjustment in the long-term return on assets assumption would change total pension expense for 2021 by $7 million. A 25 basis point adjustment in the discount rate assumption would have an immaterial impact on the total pension expense for 2021.

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

At December 31, 2020, the Corporation had a net deferred tax asset balance of $494 million, after valuation allowances of $18 million. In evaluating the ability to realize the deferred tax assets, the Corporation relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

At December 31, 2020, the Corporation had deferred tax assets for tax loss and tax credit carryforwards of $34 million, of which $21 million is subject to expiration in the years 2021 through 2025. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Corporation needs taxable income of approximately $1,121 million across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2021 and 2025 is $406 million.

The Corporation recognizes the financial statement effects of an uncertain tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. At December 31, 2020, the Corporation had a liability for uncertain tax positions of $1 million.

The Corporation accrues for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. At December 31, 2020, the Corporation had an immaterial tax contingency reserve. For additional information, see Note 8 to the Consolidated Financial Statements.

Environmental Matters
Environmental Policies
The Corporation is committed to world-class environmental, health and safety ("EH&S") performance, as demonstrated by a long-standing commitment to Responsible Care®, as well as a strong commitment to Dow Inc.'s 2025 Sustainability Goals - goals that set the standard for sustainability in the chemical industry by focusing on improvements in UCC's local corporate citizenship and product stewardship, and by actively pursuing methods to reduce the Corporation's environmental impact.

The EH&S management system ("EMS") defines the "who, what, when and how" needed for the Corporation to achieve the policies, requirements, performance objectives, leadership expectations and public commitments. EMS is also designed to minimize the long-term cost of environmental protection and to comply with applicable laws and regulations. To ensure effective utilization, EMS is integrated into a company-wide management system for EH&S, Operations, Quality and Human Resources, including implementation of the global EH&S Work Process to improve EH&S performance and to ensure ongoing compliance worldwide.

The Corporation adheres to a waste management hierarchy that minimizes the impact of wastes and emissions on the environment. UCC first works to eliminate or minimize the generation of waste and emissions at the source through research, process design, plant operations and maintenance. Next, UCC finds ways to reuse and recycle materials. Finally, unusable or non-recyclable hazardous waste is treated before disposal to eliminate or reduce the hazardous nature and volume of the waste. Treatment may include destruction by chemical, physical, biological or thermal means. Disposal of waste materials in landfills is considered only after all other options have been thoroughly evaluated. UCC has specific requirements for waste that is transferred to non-UCC facilities, including the periodic auditing of these facilities.

Chemical Security
Public and political attention continues to be placed on the protection of U.S. critical infrastructure, including the chemical industry, from security threats. Terrorist attacks and natural disasters have increased global concerns about the security and safety of chemical production and distribution. UCC continues to improve its security plans, placing emphasis on the safety of UCC communities and people by being prepared to meet risks at any level and to address both internal and external identifiable risks. UCC's security plans are designed to avert interruptions of normal business operations that could have a material impact on the Corporation's results of operations, financial condition and cash flows.

UCC is a Responsible Care® company and adheres to the Responsible Care® Security Code, which requires that all aspects of security - including facility, transportation and cyberspace - be assessed and gaps addressed. Through global implementation of the Security Code, including voluntary security enhancements and upgrades, UCC has permanently heightened its level of security - not just in the United States, but worldwide. Further, the Corporation’s Distribution Risk Review process addresses potential threats in all modes of transportation across the Company’s supply chain. In 2019, Dow Inc. established its Global Security Operations Center ("GSOC") to provide 24-hour/day, 365-day/year real-time monitoring of global risks to Dow Inc. assets and people, which includes UCC assets and people. The GSOC employs state-of-the-art social media monitoring, threat reporting and geo-fencing capabilities to analyze global risks and report those risks, facilitating decision-making and actions to prevent Dow Inc. and UCC crises.

To reduce vulnerabilities, UCC maintains security measures that meet or exceed regulatory and industry security standards in all areas in which UCC operates. Assessment and improvement costs are not considered material to the Corporation's consolidated financial statements.

Climate Change
Climate change matters for UCC are likely to be driven by several categories of risks related to the transition to a lower-carbon economy (“Transition Risks”) and risks related to the physical impacts of climate change (“Physical Risks”).

Transition Risks
Transition Risks include carbon pricing mechanisms, a transition to lower emissions technology, increased cost of raw materials, and mandates on and regulation of existing products and services. Carbon pricing is a market-based strategy for lowering global warming emissions by putting a monetary value on carbon emissions so the costs of climate impacts and opportunities for low-carbon energy options are reflected in production and consumption choices.

Carbon pricing mechanisms will not only increase UCC’s direct costs to operate but will also result in increased energy costs. UCC mitigates the direct cost impact of existing regulation through research and development projects designed to increase energy efficiency and capital investment projects that will reduce the Corporation’s energy usage and carbon footprint.

Physical Risks
Operationally, climate change may result in more frequent severe weather events, potential changes in precipitation patterns and extreme variability in weather patterns, which can disrupt operations. The Corporation has engineered susceptible facilities, particularly on the U.S. Gulf Coast, to better withstand severe weather and rising sea levels, and continues to study the long-term implications of changing climate parameters on water availability, plant siting issues and other impacts. Preparedness plans are developed that detail actions needed in the event of severe weather. These measures have historically been in place and these activities and associated costs are driven by normal operational preparedness.

The Corporation continues to elevate its internal focus and external positions to focus on the root cause of greenhouse gas ("GHG") emissions, including the sustainable use of energy. Through Dow’s energy efficiency programs and focused GHG management efforts, the Corporation has and is continuing to reduce its GHG emissions footprint.

Environmental Remediation
UCC accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note 1 to the Consolidated Financial Statements. To assess the impact on the consolidated financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had an accrued liability of $115 million at December 31, 2020 and $112 million at December 31, 2019, related to the remediation of current or former UCC-owned sites.

In addition to current and former UCC-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as "Superfund Law"), UCC is liable for remediation of other hazardous waste sites where UCC allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Because Superfund Law imposes joint and several liability upon each party at a site, UCC has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties ("PRPs") at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management's estimate of the Corporation's remaining liability for the remediation of Superfund sites was $18 million at December 31, 2020 and $20 million at December 31, 2019, which has been accrued, although the ultimate cost with respect to these sites could exceed that amount. The Corporation has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites	UCC-owned Sites [1]		Superfund Sites [2]
	2020	2019	2020	2019
Number of sites at Jan 1	25	25	67	68
Sites added during year	—	—	—	1
Sites closed during year	—	—	(1)	(2)
Number of sites at Dec 31	25	25	66	67
1.UCC-owned sites are sites currently or formerly owned by UCC. In the United States, remediation obligations are imposed by the Resource Conservation and Recovery Act or analogous state law.
2.Superfund sites are sites, including sites not owned by UCC, where remediation obligations are imposed by Superfund Law.

In total, the Corporation's accrued liability for probable environmental remediation and restoration costs was $133 million at December 31, 2020, compared with $132 million at December 31, 2019. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation's management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation's results of operations, financial condition and cash flows.

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

The amounts charged to income on a pretax basis related to environmental remediation totaled $49 million in 2020, $93 million in 2019 and $38 million in 2018. The amounts charged to income on a pretax basis related to operating the Corporation's pollution abatement facilities, excluding internal recharges, totaled $98 million in 2020,

$109 million in 2019 and $113 million in 2018. Capital expenditures for environmental protection were $5 million in 2020, $11 million in 2019 and $9 million in 2018.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2020	2019	2018
Claims unresolved at Jan 1	11,117	12,780	15,427
Claims filed	4,857	5,743	6,599
Claims settled, dismissed or otherwise resolved	(6,848)	(7,406)	(9,246)
Claims unresolved at Dec 31	9,126	11,117	12,780
Claimants with claims against both UCC and Amchem	(2,904)	(3,837)	(4,675)
Individual claimants at Dec 31	6,222	7,280	8,105

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

Debt Covenants and Default Provisions
The Corporation's outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation's size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at December 31, 2020.

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

UCC uses value-at-risk ("VAR"), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Corporation is a variance/covariance model. This model uses a 97.5 percent confidence level and includes at least one year of historical data. The 2020 and 2019 year-end and average daily VAR for the aggregate of all positions are shown below:

Total Daily VAR at Dec 31	2020		2019
In millions	Year-end	Average	Year-end	Average
Interest rate	$3	$4	$2	$2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of Union Carbide Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Union Carbide Corporation and subsidiaries (the "Corporation") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principles

As discussed in Note 1 to the financial statements, in the first quarter of 2019, the Corporation changed the method of accounting for leases due to the adoption of ASC Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Asbestos – Refer to Note 1 and Note 14 to the Financial Statements

Critical Audit Matter Description

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. The Corporation expects more asbestos-related suits to be filed against the

Corporation and its former subsidiary Amchem Products, Inc. in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims. Since 2003, the Corporation has engaged a third-party actuarial specialist to review the Corporation's historical asbestos-related claim and resolution activity in order to assist management in estimating the Corporation's asbestos-related liability. The Corporation considers quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs.

The Corporation considers the following summarized assumptions and judgments in arriving at the estimated liability:

•The average resolution value calculated by the Corporation to settle each pending and future claim
•The Corporation’s estimation of the number of pending and future claims
•The curve of how claims will occur over the estimated period through the terminal year
•The estimated terminal year 2049 (date at which future claims will cease)

Given the significant judgments made by management to estimate the asbestos liability, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to average resolution value of pending and future claims, estimated number of pending and future claims, valuation of future claims, curve of how claims will occur, and estimated terminal date required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimate and assumptions of the asbestos liability included the following, among others:

•We tested the effectiveness of internal controls related to the asbestos liability including management’s controls over the determination of average resolution value of pending and future claims, estimated number of claims, valuation of future claims, curve of how claims will occur, and the estimated terminal date.

•We evaluated the methods and assumptions used by management to estimate the asbestos liability by:

◦Testing the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were reasonable.

◦Comparing management’s prior-year assumptions of expected development and ultimate loss to actuals incurred during the current year to identify potential bias in the determination of the asbestos-related liabilities.

•With the assistance of our actuarial specialists, we developed independent estimates of the asbestos-related liabilities, including loss data and industry claim development factors, and compared our estimates to management’s estimates.

•We read external information included in regulatory filings and news releases to search for contradictory evidence.

/s/ DELOITTE & TOUCHE LLP
Midland, Michigan
February 5, 2021

We have served as the Corporation's auditor since 2001.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

(In millions) For the years ended Dec 31,	2020	2019	2018
Net trade sales	$129	$138	$136
Net sales to related companies	3,574	4,239	5,310
Total net sales	3,703	4,377	5,446
Cost of sales	3,245	3,500	4,047
Research and development expenses	24	25	21
Selling, general and administrative expenses	9	4	6
Restructuring and asset related charges - net	15	79	3
Integration and separation costs	—	2	3
Sundry income (expense) - net	168	(82)	(62)
Interest income	12	36	28
Interest expense and amortization of debt discount	33	30	30
Income before income taxes	557	691	1,302
Provision for income taxes	130	64	247
Net income attributable to Union Carbide Corporation	$427	$627	$1,055
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For the years ended Dec 31,	2020	2019	2018
Net income attributable to Union Carbide Corporation	$427	$627	$1,055
Other comprehensive income (loss), net of tax
Cumulative translation adjustments	1	1	2
Pension and other postretirement benefit plans	(106)	(105)	43
Total other comprehensive income (loss)	(105)	(104)	45
Comprehensive income attributable to Union Carbide Corporation	$322	$523	$1,100
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

(In millions, except share amounts) At Dec 31,	2020	2019
Assets
Current Assets
Cash and cash equivalents	$11	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2020: $—; 2019: $—)	26	26
Related companies	698	658
Other	27	17
Income taxes receivable	337	337
Notes receivable from related companies	1,660	1,505
Inventories	223	247
Other current assets	17	20
Total current assets	2,999	2,821
Investments
Investments in related companies	237	238
Other investments	22	22
Noncurrent receivables	124	118
Noncurrent receivables from related companies	66	66
Total investments	449	444
Property
Property	7,089	7,247
Less accumulated depreciation	5,824	5,878
Net property	1,265	1,369
Other Assets
Intangible assets (net of accumulated amortization 2020: $97; 2019: $90)	16	22
Operating lease right-of-use assets	123	89
Deferred income tax assets	494	507
Deferred charges and other assets	29	26
Total other assets	662	644
Total Assets	$5,375	$5,278
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$33	$32
Notes payable - other	—	6
Long-term debt due within one year	2	1
Accounts payable:
Trade	229	218
Related companies	409	386
Other	28	10
Operating lease liabilities - current	19	16
Income taxes payable	23	25
Asbestos-related liabilities - current	85	105
Accrued and other current liabilities	139	126
Total current liabilities	967	925
Long-Term Debt	391	473
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	1,340	1,154
Asbestos-related liabilities - noncurrent	1,013	1,060
Operating lease liabilities - noncurrent	105	74
Other noncurrent obligations	201	194
Total other noncurrent liabilities	2,659	2,482
Stockholders' Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	141	141
Retained earnings	2,987	2,922
Accumulated other comprehensive loss	(1,770)	(1,665)
Union Carbide Corporation's stockholders' equity	1,358	1,398
Total Liabilities and Equity	$5,375	$5,278
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended Dec 31,	2020	2019	2018
Operating Activities
Net income attributable to Union Carbide Corporation	$427	$627	$1,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210	204	207
Provision (credit) for deferred income tax	46	(10)	35
Net (gain) loss on sales of property and investments	(271)	6	—
Restructuring and asset related charges - net	15	79	3
Net periodic pension benefit cost	56	52	43
Pension contributions	(2)	(2)	(42)
Net loss on early extinguishment of debt	19	—	—
Changes in assets and liabilities:
Accounts and notes receivable	(6)	13	23
Related company receivables	(194)	105	(100)
Inventories	33	23	(26)
Accounts payable	28	(51)	(6)
Related company payables	24	(121)	(169)
Asbestos-related payments	(67)	(95)	(109)
Other assets and liabilities	(42)	(82)	(113)
Cash provided by operating activities	276	748	801
Investing Activities
Capital expenditures	(135)	(196)	(250)
Change in noncurrent receivable from related company	—	(13)	—
Proceeds from sales of property	330	21	—
Purchases of investments	—	—	(1)
Proceeds from sales of investments	—	4	3
Cash provided by (used for) investing activities	195	(184)	(248)
Financing Activities
Dividends paid to parent	(362)	(570)	(553)
Changes in short-term notes payable	(6)	5	1
Payments on long-term debt	(84)	(1)	(1)
Transaction financing, debt issuance and other costs	(19)	—	—
Cash used for financing activities	(471)	(566)	(553)
Summary
Increase (decrease) in cash and cash equivalents	—	(2)	—
Cash and cash equivalents at beginning of year	11	13	13
Cash and cash equivalents at end of year	$11	$11	$13
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

(In millions) For the years ended Dec 31,	2020	2019	2018
Common Stock
Balance at beginning and end of period	$—	$—	$—
Additional Paid-in Capital
Balance at beginning of period	141	138	138
Capital contribution from The Dow Chemical Company	—	3	—
Balance at end of period	141	141	138
Retained Earnings
Balance at beginning of period	2,922	3,338	2,582
Adoption of accounting standard (Note 1)	—	—	254
Net income attributable to Union Carbide Corporation	427	627	1,055
Dividends declared	(362)	(1,042)	(553)
Other	—	(1)	—
Balance at end of period	2,987	2,922	3,338
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,665)	(1,561)	(1,352)
Adoption of accounting standard (Note 1)	—	—	(254)
Other comprehensive income (loss)	(105)	(104)	45
Balance at end of period	(1,770)	(1,665)	(1,561)
Union Carbide Corporation's Stockholder's Equity	$1,358	$1,398	$1,915
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

Foreign Currency Translation
While the Corporation's consolidated subsidiaries are primarily based in the United States, the Corporation has small subsidiaries in Asia Pacific and the rest of the world. For those subsidiaries, the local currency has been primarily used as the functional currency. Translation gains and losses of those operations that use local currency as the functional currency are included in the consolidated balance sheets in "Accumulated other comprehensive loss" ("AOCL"). Where the U.S. dollar is used as the functional currency, foreign currency translation gains and losses are reflected in income.

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

Other Intangible Assets
Finite-lived intangible assets, such as developed technology and software, are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging primarily from three to twenty years.

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

Investments in Related Companies
Investments in related companies consist of the Corporation's ownership interests in TDCC subsidiaries located in the United States and Latin America. The Corporation accounts for these investments using the cost method as it does not have significant influence over the operating and financial policies of these related companies.

Leases
Effective January 1, 2019, UCC adopted Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)," and the associated ASUs (collectively, "Topic 842"). The Corporation added the following significant accounting policy for leases as a result of the adoption of Topic 842:

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

UCC has lease agreements with lease and non-lease components, which are accounted for as a single lease component for nearly all classes of leased assets for which UCC is the lessee. Additionally, for certain equipment leases, the portfolio approach is applied to account for the operating lease ROU assets and lease liabilities. In the consolidated statements of income, lease expense for operating lease payments is recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term.

Some leasing arrangements require variable payments that are dependent upon usage or output, or may vary for other reasons, such as insurance or tax payments. Variable lease payments are recognized as incurred and are not presented as part of the ROU asset or lease liability. See Note 15 for additional information.

Revenue
Substantially all of the Corporation's revenues are generated by sales to TDCC. Revenue for product sales to related companies is recognized when the related company obtains control of the product, which occurs either at the time that production is complete or shipped free on board ("FOB") from UCC's manufacturing facility, in accordance with the sales agreement between the Corporation and TDCC. The Corporation recognizes revenue for product sales to trade customers when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Corporation expects to receive in exchange for those goods or services. To determine revenue recognition, the Corporation performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 4 for additional information.

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

Integration and Separation Costs
The Corporation classifies expenses related to the Merger and separation as integration and separation costs. Merger and separation related costs include: post-Merger integration expenses and costs incurred for the separation of TDCC’s agriculture business, materials science business and specialty products business. Integration and separation costs primarily consist of financial advisor, information technology, legal, accounting, consulting and other professional advisory fees associated with preparation and execution of these activities. Integration and separation costs related to the Merger and separation were completed as of December 31, 2020.

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

Consolidated Statements of Equity
The adoption of ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02") in 2018 resulted in a $254 million increase to "Retained earnings" due to the reclassification from "Accumulated other comprehensive loss" for the effect of the federal corporate income tax rate change as a result of the Tax Cuts and Jobs Act of 2017 ("The Act") on the Corporation's pension plans. This adoption is reflected in the "Adoption of accounting standard" line in the consolidated statements of equity.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the third quarter of 2020, the Corporation adopted ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The new standard is effective March 12, 2020 through December 31, 2022, with the adoption date dependent upon the Corporation’s election. The Corporation has elected to apply the optional expedients and exceptions provided by the new guidance as modifications are made to relevant contracts, hedging relationships and other transactions during the reference rate reform transition period. As the amendments are intended to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting, the application of this guidance has not and will not have a material impact on the consolidated financial statements.

Accounting Guidance Issued But Not Adopted at December 31, 2020
In December 2019, the Financial Accounting Standards Board issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, "Income Taxes" and improve consistent application by clarifying and amending existing guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Corporation will adopt the new guidance in the first quarter of 2021 and the adoption is not expected to have a material impact on the consolidated financial statements.

NOTE 3 - BUSINESS SEPARATION
In the first quarter of 2019, in anticipation of DowDuPont's intended separation of its materials science business, UCC's assets and liabilities aligned with TDCC's specialty products business were transferred to TDCC as part of the internal reorganization steps to align TDCC's specialty products business to DowDuPont. In order to align entity ownership under TDCC, UCC distributed shares and assets to TDCC through dividends or asset distributions. As a result, in February 2019, UCC issued to TDCC a dividend of 1,067 shares of common stock of Dow International Holdings Company (“DIHC”), a cost method investment. Prior to the distribution, UCC had an 11.9 percent ownership interest in DIHC with the other 88.1 percent owned by TDCC and its other wholly owned subsidiaries. After the dividend, UCC’s investment in DIHC was reduced to 4.7 percent and resulted in a reduction in "Investments in related companies" of $401 million. UCC also transferred, as an asset distribution, the assets and liabilities aligned with TDCC's specialty products business for an additional dividend of $71 million to TDCC. The results of these transactions are reflected in “Investments in related companies” and “Retained earnings” in the consolidated balance sheets. See Note 19 for additional information.

The Corporation evaluated the impact of the specialty products product line transfer and determined it did not represent a strategic shift that had a major effect on the Corporation’s operations and financial results and did not qualify as an individually significant component of the Corporation. As a result, this transfer was not reported as discontinued operations.

NOTE 4 - REVENUE
Substantially all of the Corporation's revenue is generated by sales to TDCC. Products are sold to and purchased from TDCC at prices determined in accordance with the terms of an agreement between UCC and TDCC. The Corporation's revenue related to sales of product was approximately 98 percent in 2020 (99 percent in 2019 and 2018); the remaining revenue primarily related to the licensing of patents and technology. The Corporation sells its products to TDCC to simplify the customer interface process.

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

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 21 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $40 million at December 31, 2020 ($41 million at December 31, 2019), of which $5 million ($4 million at December 31, 2019) was included in "Accrued and other current liabilities" and $35 million ($37 million at December 31, 2019) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

NOTE 5 - DIVESTITURES
Divestiture of Rail Infrastructure Operations and Assets
On July 2, 2020, TDCC entered into a definitive agreement to sell its rail infrastructure operations and assets at certain sites in the U.S. and Canada to an affiliate of Watco Companies, L.L.C. ("Watco affiliate") and the transaction closed September 30, 2020. As part of this transaction, UCC sold its related operations and assets, including existing agreements to provide rail services to unrelated third parties, located at its sites in St. Charles, Louisiana ("St. Charles"), and Seadrift, Texas, with a net book value of $9 million, to the Watco affiliate. UCC retained ownership of the sites and underlying real property where the divested operations are located. UCC and the Watco affiliate entered into mutual long-term service agreements designed to ensure the continuation of rail services for UCC's existing operations at the impacted sites. The rail-service agreements include variable fees that have an initial term of 25 years. As part of the sale, UCC received proceeds of $95 million from TDCC, subject to customary post-closing adjustments, and recognized a pretax gain on the sale of $86 million, included in "Sundry income (expense) - net" in the consolidated statements of income. See Note 19 for more information on the cash management process.

The Corporation evaluated the divestiture of the rail infrastructure operations and assets and determined it did not represent a strategic shift that had a major effect on the Corporation’s operations and financial results and did not qualify as an individually significant component of the Corporation. As a result, the divestiture is not reported as discontinued operations.

Divestiture of Marine and Terminal Operations and Assets
On September 14, 2020, TDCC entered into a definitive agreement to sell certain U.S. Gulf Coast marine and terminal operations and assets, including certain operations and assets located at UCC's site in St. Charles, to an affiliate of Royal Vopak ("Vopak affiliate"), and the transaction closed December 1, 2020. As part of this transaction, UCC sold certain related operations and assets located at its St. Charles site, including existing agreements to provide marine and terminal services to unrelated third parties, with a net book value of $41 million to the Vopak affiliate. UCC retained ownership of the site and the underlying real property where the divested operations are located. UCC and the Vopak affiliate entered into mutual long-term service agreements designed to ensure the continuation of marine and terminal services for UCC's existing St. Charles operations. The marine and terminal service agreements include fixed and variable fees that have initial terms of up to 25 years. Certain of these agreements contain leases, resulting in operating lease ROU assets and lease liabilities of $38 million. As part of the sale, UCC received proceeds of $226 million from TDCC, subject to customary post-closing adjustments, and recognized a pretax gain on the sale of $185 million, included in "Sundry income (expense) - net" in the consolidated statements of income. See Note 15 for additional information related to leases and Note 19 for additional information on the cash management process.

The Corporation evaluated the divestiture of the marine and terminal operations and assets and determined it did not represent a strategic shift that had a major effect on the Corporation’s operations and financial results and did not qualify as an individually significant component of the Corporation. As a result, the divestiture is not reported as discontinued operations.

Divestiture of Acetone Derivatives Assets
On November 1, 2019, the Corporation completed the sale of its acetone derivatives product line to ALTIVIA Ketones & Additives, LLC for net proceeds of $17 million. The sale included acetone derivatives related inventory and production assets, as well as site infrastructure, land and utilities located in Institute, West Virginia. The sale also included railcars valued at $3 million, which were previously owned by TDCC and transferred to UCC in anticipation of the sale. The assets, with the exception of inventory and railcars, were written down to zero in the third quarter of 2019. In the fourth quarter of 2019, the Corporation recorded a $5 million pretax loss on the sale, included in "Sundry income (expense) - net" in the consolidated statements of income. The Corporation remains at the Institute, West Virginia, site as a tenant. See Notes 6 and 18 for additional information.

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

At December 31, 2020, $8 million was included in "Accrued and other current liabilities" and $1 million was included in "Other noncurrent obligations" in the consolidated balance sheets.

DowDuPont Cost Synergy Program
In September and November 2017, the Corporation approved restructuring actions that were aligned with DowDuPont's synergy targets. In connection with this program, the Corporation recorded restructuring charges for severance and related benefit costs of $2 million in 2020, $4 million in 2019 and $3 million in 2018. These charges were shown as "Restructuring and asset related charges ‑ net” in the consolidated statements of income. The program was completed in 2020 with cumulative severance payments of $19 million. At December 31, 2019, severance of $16 million had been paid, leaving a liability of $1 million recorded in "Accrued and other current liabilities" in the consolidated balance sheets.

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

2019 Asset Related Charges
On August 13, 2019, the Corporation entered into a definitive agreement to sell its acetone derivatives product line to ALTIVIA Ketones & Additives, LLC. As a result of this planned transaction, the Corporation recognized a pretax impairment charge of $75 million in the third quarter of 2019. The impairment charge was included in "Restructuring and asset related charges - net" in the consolidated statements of income. See Notes 5 and 18 for additional information.

NOTE 7 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net
In millions	2020	2019	2018
Gain on divestiture of marine and terminal operations and assets [1]	$185	$—	$—
Gain on divestiture of rail infrastructure operations and assets [1]	86	—	—
TDCC administrative and overhead fees [2]	(31)	(24)	(30)
Net commission expense - related company [2]	(22)	(23)	(22)
Non-operating pension and other postretirement benefit plan net costs [3]	(20)	(17)	(1)
Loss on early extinguishment of debt [4]	(19)	—	—
Net loss on divestiture of acetone derivatives assets [1]	—	(5)	—
Net loss on sales of property	—	(1)	—
Other - net	(11)	(12)	(9)
Total sundry income (expense) - net	$168	$(82)	$(62)
1.See Note 5 for additional information.
2.See Note 19 for additional information.
3.See Note 17 for additional information.
4.See Note 13 for additional information.

Supplemental Cash Flow Information
The following table shows cash paid for interest and income taxes for the years ended December 31, 2020, 2019 and 2018:

Supplemental Cash Flow Information	2020	2019	2018
In millions
Cash paid during year for:
Interest	$41	$37	$37
Income taxes	$93	$136	$269

NOTE 8 - INCOME TAXES

Geographic Allocation of Income and Provision for Income Taxes
In millions	2020	2019	2018
Income (loss) before income taxes
Domestic	$558	$696	$1,305
Foreign	(1)	(5)	(3)
Income before income taxes	$557	$691	$1,302
Current tax expense
Federal	$82	$70	$166
State and local	2	4	6
Foreign	—	—	40
Total current tax expense	$84	$74	$212
Deferred tax expense (benefit)
Federal	$42	$(9)	$27
State and local	4	(1)	8
Total deferred tax expense (benefit)	$46	$(10)	$35
Provision for income taxes	$130	$64	$247
Net income	$427	$627	$1,055

Reconciliation to U.S. Statutory Rate	2020	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Unrecognized tax benefits	(0.9)	(1.0)	(0.3)
Federal tax accrual adjustments	3.0	1.7	(0.3)
Restoration of tax basis	—	(12.2)	—
State and local tax impact	0.2	0.9	1.0
Other - net	—	(1.1)	(2.4)
Effective Tax Rate [1]	23.3%	9.3%	19.0%
1.The tax rate for 2020 was unfavorably impacted by an accrual to return adjustment. The tax rate for 2019 was favorably impacted by the restoration of tax basis in assets, driven by a court judgment that did not involve the Corporation. The tax rate for 2018 was favorably impacted by the Foreign Derived Intangible Income deduction and the Tax Cuts and Jobs Act of 2017.

Deferred Tax Balances at Dec 31	2020		2019
In millions	Assets	Liabilities	Assets	Liabilities
Property	$22	$194	$14	$145
Tax loss and credit carryforwards	34	—	39	—
Postretirement benefit obligations	318	—	275	—
Other accruals and reserves	313	4	320	—
Inventory	4	—	5	—
Other - net	19	—	20	—
Subtotal	$710	$198	$673	$145
Valuation allowances [1]	(18)	—	(21)	—
Total	$692	$198	$652	$145
1.    Primarily related to the realization of recorded tax benefits on state tax loss carryforwards from operations in the United States.

Operating Loss and Tax Credit Carryforwards at Dec 31	2020	2019
In millions	Assets	Assets
Operating loss carryforwards
Expire within 5 years	$21	$26
Expire after 5 years or indefinite expiration	7	7
Total operating loss carryforwards	$28	$33
Tax credit carryforwards
Expire after 5 years or indefinite expiration	$6	$6
Total tax credit carryforwards	$6	$6

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $7 million at December 31, 2020 and $8 million at December 31, 2019. The unrecognized deferred tax liability on those earnings is not material.

The following table provides a reconciliation of the Corporation's unrecognized tax benefits:

Total Gross Unrecognized Tax Benefits
In millions	2020	2019	2018
Total unrecognized tax benefits at Jan 1	$1	$1	$1
Total unrecognized tax benefits at Dec 31	$1	$1	$1
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$1	$1	$1
Total amount of interest and penalties (benefit) recognized in "Provision for income taxes"	$(5)	$(7)	$(5)

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

Tax years that remain subject to examination for the Corporation's major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at Dec 31, 2020	Earliest Open Year
Jurisdiction
United States:
Federal income tax	2004
State and local income tax	2004

Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of those accrued will have a material impact on the Corporation's consolidated financial statements.

NOTE 9 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories at Dec 31
In millions	2020	2019
Finished goods	$157	$162
Work in process	23	31
Raw materials	38	47
Supplies	98	92
Total	$316	$332
Adjustment of inventories to the LIFO basis	(93)	(85)
Total inventories	$223	$247

Inventories valued on the LIFO basis, principally U.S. chemicals and plastics product inventories, represented 50 percent of the total inventories at December 31, 2020 and 59 percent of the total inventories at December 31, 2019. A reduction of certain inventories resulted in the liquidation of certain LIFO inventory layers, which decreased pretax income $2 million in 2020 ($14 million in 2019) and had an immaterial impact on pretax income in 2018.

NOTE 10 - PROPERTY
The following table provides a breakdown of property:

Property at Dec 31	Estimated Useful Lives (Years)
In millions		2020	2019
Land and land improvements	0-25	$186	$258
Buildings	5-50	421	408
Machinery and equipment	3-20	5,974	6,097
Other property	3-30	372	357
Construction in progress	—	136	127
Total property		$7,089	$7,247

The following table provides information regarding depreciation expense and capitalized interest:

In millions	2020	2019	2018
Depreciation expense	$181	$175	$179
Capitalized interest	$6	$8	$7

NOTE 11 - INVESTMENTS IN RELATED COMPANIES
The Corporation's ownership interests in related companies at December 31, 2020 and 2019 were as follows:

Investments in Related Companies at Dec 31	Ownership Interest		Investment Balance
In millions	2020	2019	2020	2019
Dow International Holdings Company	5%	5%	$232	$232
Dow Quimica Mexicana S.A. de C.V.	15%	15%	5	5
Other	—%	—%	—	1
Total investments in related companies			$237	$238

NOTE 12 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation's intangible assets:

Intangible Assets at Dec 31	2020			2019
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$33	$(33)	$—	$33	$(33)	$—
Software	80	(64)	16	79	(57)	22
Total intangible assets	$113	$(97)	$16	$112	$(90)	$22

The following table provides information regarding amortization expense:

Amortization Expense
In millions	2020	2019	2018
Software, included in "Cost of sales"	$8	$7	$6

Total estimated amortization expense for the next five fiscal years, including amounts expected to be capitalized, is as follows:

Estimated Amortization Expense for Next Five Years
In millions
2021	$6
2022	$5
2023	$2
2024	$1
2025	$—

NOTE 13 - NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable at Dec 31
In millions	2020	2019
Notes payable to banks and other lenders	$—	$6
Notes payable to related companies	33	32
Total notes payable	$33	$38
Year-end average interest rates	1.25%	1.88%

Long-Term Debt at Dec 31	2020 Average Rate	2020	2019 Average Rate	2019
In millions
Promissory notes and debentures:
Debentures due 2023	7.875%	$129	7.875%	$175
Debentures due 2025	6.79%	12	6.79%	12
Debentures due 2025	7.50%	113	7.50%	150
Debentures due 2096	7.75%	135	7.75%	135
Finance lease obligations [1]		7		6
Unamortized debt discount and issuance costs		(3)		(4)
Long-term debt due within one year		(2)		(1)
Total long-term debt		$391		$473
1.See Note 15 for additional information.

Maturities of Long-Term Debt for Next Five Years at Dec 31, 2020
In millions
2021	$2
2022	$2
2023	$131
2024	$1
2025	$125

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

At December 31, 2020, the Corporation had accrued obligations of $133 million for probable environmental remediation and restoration costs, including $18 million for the remediation of Superfund sites. These obligations were included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation's results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability. At December 31, 2019, the Corporation had accrued obligations of $132 million for probable environmental remediation and restoration costs, including $20 million for the remediation of Superfund sites.

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

The following table summarizes the activity in the Corporation's accrued obligations for environmental matters for the years ended December 31, 2020 and 2019:

Accrued Liability for Environmental Matters
In millions	2020	2019
Balance at Jan 1	$132	$94
Accrual adjustment	49	93
Payments against reserve	(47)	(55)
Foreign currency impact	(1)	—
Balance at Dec 31	$133	$132

The amounts charged to income on a pretax basis related to environmental remediation totaled $49 million in 2020, $93 million in 2019 and $38 million in 2018. Capital expenditures for environmental protection were $5 million in 2020, $11 million in 2019 and $9 million in 2018.

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

In December 2020, Ankura completed a study of the Corporation's historical asbestos claim and resolution activity through September 30, 2020, including asbestos-related defense and processing costs, and provided estimates for the undiscounted cost of disposing of pending and future claims against UCC and Amchem through the terminal year of 2049. Based on the study and the Corporation's internal review process, it was determined that no adjustment to the accrual was required. At December 31, 2020, the asbestos-related liability for pending and future claims against UCC and Amchem, including future asbestos-related defense and processing costs, was $1,098 million, and approximately 22 percent of the recorded liability related to pending claims and approximately 78 percent related to future claims.

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

Purchase Commitments
The Corporation has outstanding purchase commitments and various commitments for take-or-pay or throughput agreements. The Corporation was not aware of any purchase commitments that were negotiated as part of a financing arrangement for the facilities that will provide the contracted goods or services or for the costs related to those goods or services at December 31, 2020 and 2019.

Asset Retirement Obligations
The Corporation has recognized asset retirement obligations related to capping activities at landfill sites in the United States and for demolition and remediation activities at manufacturing sites in the United States and United Arab Emirates. The aggregate carrying amount of these asset retirement obligations was $17 million at December 31, 2020 ($14 million at December 31, 2019). The Corporation has also recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $2 million at December 31, 2020 ($2 million at December 31, 2019). The discount rate used to calculate the Corporation's asset retirement obligations and conditional asset retirement obligations was 0.42 percent at December 31, 2020 (2.12 percent at December 31, 2019). These obligations are included in the consolidated balance sheets as “Accrued and other current liabilities” and "Other noncurrent obligations."

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

The Corporation routinely leases product and utility production facilities, sales and administrative offices, warehouses and tanks for product storage, motor vehicles, railcars, computers, office machines and equipment. Some leases contain renewal provisions, purchase options and escalation clauses. The terms for these leased assets vary depending on the lease agreement. These leased assets have remaining lease terms of up to 20 years. The Corporation's lease agreements do not contain any material residual value guarantees or restrictive covenants. See Note 1 for additional information on leases.

The components of lease cost for operating and finance leases for the years ended December 31, 2020 and 2019 were as follows:

Lease Cost	2020	2019
In millions
Operating lease cost	$20	$21
Short-term lease cost	22	25
Variable lease cost	8	4
Amortization of right-of-use assets - finance	2	1
Total lease cost	$52	$51

The following table provides supplemental cash flow information related to leases:

Other Lease Information	2020	2019
In millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$19	$21
Financing cash flows for finance leases	$2	$1

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at December 31, 2020 and 2019:

Lease Position	Balance Sheet Classification	Dec 31, 2020	Dec 31, 2019
In millions
Right-of-use assets obtained in exchange for lease obligations:
Operating leases [1]		$48	$105
Finance leases		$3	$—
Assets
Operating lease assets	Operating lease right-of-use assets	$123	$89
Finance lease assets	Property	15	12
Finance lease amortization	Accumulated depreciation	(8)	(6)
Total lease assets		$130	$95
Liabilities
Current
Operating	Operating lease liabilities - current	$19	$16
Finance	Long-term debt due within one year	2	1
Noncurrent
Operating	Operating lease liabilities - noncurrent	105	74
Finance	Long-Term Debt	5	5
Total lease liabilities		$131	$96
1.Includes $99 million for the year ended December 31, 2019 related to the adoption of Topic 842.

The weighted-average remaining lease term and discount rate for leases recorded in the consolidated balance sheets at December 31, 2020 and 2019 are provided below:

Lease Term and Discount Rate	Dec 31, 2020	Dec 31, 2019
Weighted-average remaining lease term
Operating leases	7.5 years	6.3 years
Finance leases	3.4 years	4.5 years
Weighted-average discount rate
Operating leases	3.28%	4.13%
Finance leases	3.62%	4.22%

The following table provides the maturities of lease liabilities at December 31, 2020:

Maturities of Lease Liabilities	Dec 31, 2020
In millions	Operating Leases	Finance Leases
2021	$23	$2
2022	22	2
2023	20	2
2024	19	1
2025	18	—
2026 and thereafter	38	—
Total future undiscounted lease payments	$140	$7
Less: Imputed interest	16	—
Total present value of lease liabilities	$124	$7

At December 31, 2020, the Corporation had additional leases of approximately $1 million for equipment which have not yet commenced. These leases are expected to commence in 2021 and 2022, with lease terms of 2 years.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of AOCL for the years ended December 31, 2020, 2019 and 2018 were as follows:

Accumulated Other Comprehensive Loss	2020	2019	2018
In millions
Cumulative Translation Adjustment
Beginning balance	$(56)	$(57)	$(59)
Unrealized gains (losses) on foreign currency translation	—	1	2
(Gains) losses reclassified from AOCL to net income [1]	1	—	—
Other comprehensive income (loss), net of tax	1	1	2
Ending balance	$(55)	$(56)	$(57)
Pension and Other Postretirement Benefits
Beginning balance	$(1,609)	$(1,504)	$(1,293)
Gains (losses) arising during the period	(242)	(213)	(29)
Less: Tax (expense) benefit	57	51	7
Net gains (losses) arising during the period	(185)	(162)	(22)
Amortization and recognition of net loss [2]	103	75	85
Less: Tax expense (benefit) [3]	(24)	(18)	(20)
Net loss reclassified from AOCL to net income	79	57	65
Other comprehensive income (loss), net of tax	(106)	(105)	43
Reclassification of stranded tax effects [4]	—	—	(254)
Ending balance	$(1,715)	$(1,609)	$(1,504)
Total AOCL ending balance	$(1,770)	$(1,665)	$(1,561)
1.Reclassified to "Sundry income (expense) - net."
2.These AOCL components are included in the computation of net periodic benefit cost of the Corporation's defined benefit pension and other postretirement benefit plans. See Note 17 for additional information.
3.Reclassified to "Provision for income taxes."
4.Amounts reclassified to retained earnings as a result of the adoption of ASU 2018-02.

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

The Corporation's funding policy is to contribute to the plan when pension laws or economics either require or encourage funding. In 2020, UCC contributed $2 million to its pension plans, including contributions to fund benefit payments for its non-qualified supplemental plan. UCC expects to contribute approximately $85 million to its pension plans in 2021.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

Pension Plan Assumptions	Benefit Obligations at Dec 31		Net Periodic Costs for the Year Ended
	2020	2019	2020	2019	2018
Discount rate	2.53%	3.29%	3.29%	4.32%	3.59%
Interest crediting rate for applicable benefits	4.50%	4.50%	4.50%	4.50%	4.50%
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%	4.25%
Expected return on plan assets			6.80%	6.80%	6.80%

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

The Corporation funds most of the cost of these health care and life insurance benefits as incurred. In 2020, UCC did not make any contributions to its other postretirement benefit plan trust. Likewise, UCC does not expect to contribute assets to its other postretirement benefit plan trust in 2021.

The weighted-average assumptions used to determine other postretirement benefit plan obligations and net periodic benefit costs for the plan are provided in the following table:

Other Postretirement Benefit Plan Assumptions	Benefit Obligations at Dec 31		Net Periodic Costs for the Year Ended
	2020	2019	2020	2019	2018
Discount rate	2.34%	3.17%	3.17%	4.23%	3.51%
Health care cost trend rate assumed for next year	6.75%	6.25%	6.25%	6.50%	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate health care cost trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate health care cost trend rate	2028	2025	2025	2025	2025

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

The discount rates utilized to measure the pension and other postretirement obligations of the plans were based on the yield on high-quality corporate fixed income investments at the measurement date. Future expected actuarially determined cash flows for the plans are individually discounted at the spot rates under the Willis Towers Watson U.S. RATE:Link 60-90 corporate yield curve (based on 60th to 90th percentile high-quality corporate bond yields) to arrive at the plan’s obligations as of the measurement date.

The Corporation utilizes a modified version of the Society of Actuaries’ mortality tables released in 2014 and a modified version of the generational mortality improvement scale released in 2018 for purposes of measuring the U.S. pension and other postretirement obligations, based on an evaluation of the mortality experience of its pension plans.

Summarized information on the Corporation's pension and other postretirement benefit plans is as follows:

Change in Projected Benefit Obligations, Plan Assets and Funded Status for All Plans	Defined Benefit Pension Plans		Other Postretirement Benefit Plan
In millions	2020	2019	2020	2019
Change in projected benefit obligations:
Benefit obligations at beginning of year	$4,097	$3,786	$220	$215
Service cost	35	34	1	1
Interest cost	112	145	5	7
Actuarial changes in assumptions and experience	393	453	2	12
Benefits paid	(281)	(280)	(8)	(15)
Other [1]	(127)	(41)	—	—
Benefit obligations at end of year	$4,229	$4,097	$220	$220

Change in plan assets:
Fair value of plan assets at beginning of year	$3,148	$3,005	$—	$—
Actual return on plan assets	344	464	—	—
Employer contributions	2	2	—	—
Asset transfers	(10)	(43)	—	—
Benefits paid	(281)	(280)	—	—
Other [2]	(108)	—	—	—
Fair value of plan assets at end of year	$3,095	$3,148	$—	$—

Funded status at end of year	$(1,134)	$(949)	$(220)	$(220)

Net amounts recognized in the consolidated balance sheets at Dec 31:
Accrued and other current liabilities	$(2)	$(2)	$(15)	$(17)
Pension and other postretirement benefits - noncurrent	(1,132)	(947)	(205)	(203)
Net amount recognized	$(1,134)	$(949)	$(220)	$(220)

Pretax amounts recognized in accumulated other comprehensive loss at Dec 31:
Net loss (gain)	$2,267	$2,137	$(52)	$(60)
Prior service credit	(9)	(10)	—	—
Pretax balance in accumulated other comprehensive loss at end of year	$2,258	$2,127	$(52)	$(60)
1.The 2020 impact relates primarily to the transfer of benefit obligations through the purchase of annuity contracts from an insurance company.
2.The 2020 impact relates to the purchase of annuity contracts associated with the transfer of benefit obligations to an insurance company.

A significant component of the overall increase in the Corporation's benefit obligation for the year ended December 31, 2020 was due to the change in weighted-average discount rates, which decreased from 3.29 percent at December 31, 2019 to 2.53 percent at December 31, 2020. A significant component of the overall increase in the Corporation's benefit obligation for the year ended December 31, 2019 was due to the change in weighted-average discount rates, which decreased from 4.32 percent at December 31, 2018 to 3.29 percent at December 31, 2019.

The accumulated benefit obligation for all defined benefit pension plans was $4.2 billion at December 31, 2020 and $4.1 billion at December 31, 2019.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at Dec 31
In millions	2020	2019
Accumulated benefit obligations	$4,200	$4,071
Fair value of plan assets	$3,095	$3,148

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets at Dec 31	2020	2019
In millions
Projected benefit obligations	$4,229	$4,097
Fair value of plan assets	$3,095	$3,148

Net Periodic Benefit Cost for All Plans for the Year Ended Dec 31	Defined Benefit Pension Plans			Other Postretirement Benefit Plan
In millions	2020	2019	2018	2020	2019	2018
Net Periodic Benefit Cost:
Service cost	$35	$34	$39	$1	$1	$1
Interest cost	112	145	128	5	7	6
Expected return on plan assets	(200)	(210)	(218)	—	—	—
Amortization of prior service credit	(1)	(1)	(1)	—	—	—
Amortization of net (gain) loss	110	84	95	(6)	(8)	(9)
Net periodic benefit cost	$56	$52	$43	$—	$—	$(2)
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net (gain) loss	$240	$202	$31	$2	$11	$(2)
Amortization of prior service credit	1	1	1	—	—	—
Amortization of net gain (loss)	(110)	(84)	(95)	6	8	9
Total recognized in other comprehensive (income) loss	$131	$119	$(63)	$8	$19	$7
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$187	$171	$(20)	$8	$19	$5

Net periodic benefit cost, other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income. See Note 7 for additional information.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at Dec 31, 2020	Defined Benefit Pension Plans	Other Postretirement Benefit Plan
In millions
2021	$287	$15
2022	263	15
2023	260	15
2024	257	16
2025	254	16
2026 through 2030	1,190	73
Total	$2,511	$150

Plan Assets
Plan assets consist primarily of equity and fixed income securities of U.S. and foreign issuers, and include alternative investments such as real estate, private equity and other absolute return strategies. Plan assets totaled $3.1 billion at December 31, 2020 and $3.1 billion at December 31, 2019 and included no directly held common stock of Dow Inc.

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

Equity securities primarily include investments in large- and small-cap companies located in both developed and emerging markets around the world. Fixed income securities are primarily U.S. dollar based and include U.S. treasuries and investment grade corporate bonds of companies diversified across industries. Alternative investments primarily include investments in real estate, private equity and absolute return strategies. Other significant investment types include various insurance contracts, and interest rate, equity and foreign exchange derivative investments and hedges.

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

A short-term investment money market fund is utilized as the sweep vehicle for the pension plan, which from time to time can represent a significant investment. Approximately 31 percent of the liability of the pension plan is covered by a participating group annuity issued by Prudential Insurance Company.

The weighted-average target allocation for plan assets of the Corporation's pension plans is summarized as follows:

Target Allocation for Plan Assets at Dec 31, 2020	Target Allocation
Asset Category
Equity securities	23%
Fixed income securities	45
Alternative investments	27
Other	5
Total	100%

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

The following table summarizes the bases used to measure the Corporation’s pension plan assets at fair value for the years ended December 31, 2020 and 2019:

Basis of Fair Value Measurements	Dec 31, 2020				Dec 31, 2019
In millions	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$210	$158	$52	$—	$160	$148	$12	$—
Equity securities:
U.S. equity securities	$313	$313	$—	$—	$346	$344	$2	$—
Non - U.S. equity securities	343	305	37	1	369	325	40	4
Total equity securities	$656	$618	$37	$1	$715	$669	$42	$4
Fixed income securities:
Debt - government-issued	$820	$10	$810	$—	$812	$7	$805	$—
Debt - corporate-issued	494	15	479	—	455	9	446	—
Debt - asset-backed	25	—	25	—	13	—	13	—
Total fixed income securities	$1,339	$25	$1,314	$—	$1,280	$16	$1,264	$—
Alternative investments:
Private markets	$6	$—	$—	$6	$5	$—	$—	$5
Derivatives - asset position	76	—	76	—	—	—	—	—
Derivatives - liability position	(38)	—	(38)	—	(3)	—	(3)	—
Total alternative investments	$44	$—	$38	$6	$2	$—	$(3)	$5
Other investments	$(5)	$4	$(9)	$—	$2	$5	$(3)	$—
Subtotal	$2,244	$805	$1,432	$7	$2,159	$838	$1,312	$9
Investments measured at net asset value:
Hedge funds	$212				$266
Private markets	392				389
Real estate	257				341
Total investments measured at net asset value	$861				$996
Items to reconcile to fair value of plan assets:
Pension trust payables [1]	(10)				(7)
Total	$3,095				$3,148
1.Primarily payables for investment securities purchased.

The following table summarizes the changes in fair value of Level 3 pension plan assets for the years ended December 31, 2020 and 2019:

Fair Value Measurement of Level 3 Pension Plan Assets	Equity Securities	Alternative Investments	Total
In millions
Balance at Jan 1, 2019	$6	$—	$6
Actual return on plan assets:
Relating to assets held at Dec 31, 2019	—	(5)	(5)
Purchases, sales and settlements	(2)	10	8
Balance at Dec 31, 2019	$4	$5	$9
Actual return on plan assets:
Relating to assets held at Dec 31, 2020	—	3	3
Relating to assets sold during 2020	—	(4)	(4)
Purchases, sales and settlements	(3)	2	(1)
Balance at Dec 31, 2020	$1	$6	$7

Defined Contribution Plans
In addition to the qualified defined benefit pension plan, U.S. employees may participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Corporation. Expense recognized for all defined contribution plans was $7 million in 2020, $9 million in 2019 and $15 million in 2018.

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

Assets that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset. For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. There were no transfers between Levels 1 and 2 in the years ended December 31, 2020 and 2019.

The following table summarizes the fair value of the Corporation's financial instruments at December 31, 2020 and 2019:

Fair Value of Financial Instruments	2020				2019
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$10	$—	$—	$10	$10	$—	$—	$10
Long-term debt including debt due within one year	$(393)	$—	$(120)	$(513)	$(474)	$—	$(115)	$(589)
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

NOTE 19 - RELATED PARTY TRANSACTIONS
Product and Services Agreements
The Corporation sells its products to TDCC to simplify the customer interface process. Products are sold to and purchased from TDCC at prices determined in accordance with the terms of an agreement between UCC and TDCC. After each quarter, the Corporation and TDCC analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities and raw materials through a TDCC subsidiary and pays a commission to that TDCC subsidiary based on the volume and type of commodities and raw materials purchased.

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

The following table summarizes UCC’s transactions with TDCC and a TDCC subsidiary related to product and services agreements for the years ended December 31, 2020, 2019 and 2018:

Product and Services Agreements Transactions	2020	2019	2018	Income Statement
In millions				Classification
TDCC Subsidiary:
Commodity and raw materials purchases [1]	$1,021	$1,100	$1,600	Cost of sales
Commission expense	$22	$23	$22	Sundry income (expense) - net
TDCC:
General administrative and overhead type services and service fee	$31	$24	$30	Sundry income (expense) - net
Activity-based costs	$87	$87	$85	Cost of sales
1.Period end balances on hand are included in inventory. Amounts reported for 2019 and 2018 are approximate, as reported in prior years.

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

Tax Sharing Agreement
In accordance with the Tax Sharing Agreement between the Corporation and TDCC, the Corporation makes payments to TDCC to cover the Corporation's estimated federal tax liability; payments were $100 million in 2020, $184 million in 2019 and $220 million in 2018.

Cash Management
As part of TDCC’s cash management process, UCC is a party to revolving loans with TDCC that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At December 31, 2020, the Corporation had a note receivable of $1.7 billion ($1.5 billion at December 31, 2019) from TDCC under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with TDCC that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures on December 30, 2021. TDCC may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At December 31, 2020, $937 million was available under the revolving credit agreement ($937 million at December 31, 2019). The cash collateral was reported as "Noncurrent receivables from related companies" in the consolidated balance sheets.

Dividends and Other Equity Transactions
On a quarterly basis, the Corporation's Board reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. The Corporation declared and paid cash dividends to TDCC totaling $362 million in 2020, $570 million in 2019, and $553 million in 2018.

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

NOTE 20 - BUSINESS AND GEOGRAPHIC REGIONS
TDCC conducts its worldwide operations through principal product groups, and the Corporation's business activities comprise components of TDCC's principal product groups rather than stand-alone operations. The Corporation sells substantially all of its products to TDCC in order to simplify the customer interface process, at prices determined in accordance with the terms of an agreement between UCC and TDCC. Because there are no separate reportable business segments for the Corporation and no detailed business information is provided to a chief operating decision maker regarding the Corporation's stand-alone operations, the Corporation's results are reported as a single operating segment.

Sales are attributed to geographic regions based on customer location; long-lived assets are attributed to geographic regions based on asset location. Sales to external customers and long-lived assets by geographic region were as follows:

Geographic Region Information	United States	Asia Pacific	Rest of World	Total
In millions
2020
Sales to external customers [1]	$95	$23	$11	$129
Long-lived assets	$1,226	$20	$19	$1,265
2019
Sales to external customers [1]	$105	$24	$9	$138
Long-lived assets	$1,329	$18	$22	$1,369
2018
Sales to external customers [1]	$124	$2	$10	$136
Long-lived assets	$1,413	$10	$25	$1,448
1.Of total sales to external customers, sales in Malaysia were approximately 18 percent in 2020, 17 percent in 2019 and 1 percent in 2018, and are included in Asia Pacific.

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
The Corporation's internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and Directors of the Corporation; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation's assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, any system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.
Management assessed the effectiveness of the Corporation's internal control over financial reporting and concluded that, as of December 31, 2020, such internal control is effective. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework (2013).
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
Omitted pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Omitted pursuant to General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The Dow Inc. Audit Committee pre-approved all auditing services and permitted non-audit services for 2020 (including the fees and terms thereof) to be performed for Dow Inc. and its subsidiaries (including the Corporation) by its independent auditor, subject to the de minimus exception for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act, any such exceptions are approved by the Dow Inc. Audit Committee prior to the completion of the audit. The Corporation's management and its Board of Directors subscribe to these policies and procedures. For the years ended December 31, 2020 and 2019, professional services were performed for the Corporation by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the "Deloitte Entities").

Total fees paid to the Deloitte Entities were $1.5 million in 2020 and 2019. These are the aggregate of fees billed for the audit of the Corporation's annual financial statements, the reviews of the financial statements in the Quarterly Reports on Form 10-Q, statutory audits and other regulatory filings.

Union Carbide Corporation and Subsidiaries
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1. The Corporation's 2020 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K.

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

Exhibit No.	Description of Exhibit
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

10.5.17
Seventeenth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 30, 2019, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors, incorporated by reference to Exhibit 10.5.17 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.

10.5.18*	Eighteenth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 30, 2020, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors.
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

Exhibit No.	Description of Exhibit
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

Union Carbide Corporation and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 2021.

UNION CARBIDE CORPORATION

/s/ RONALD C. EDMONDS
Ronald C. Edmonds Controller and Vice President of Controllers and Tax The Dow Chemical Company (Authorized Representative of Union Carbide Corporation)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 5, 2021, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ RONALD C. EDMONDS	/s/ IGNACIO MOLINA
Ronald C. Edmonds Controller and Vice President of Controllers and Tax The Dow Chemical Company (Authorized Representative of Union Carbide Corporation)	Ignacio Molina, Director, Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ MARSHALL A. HEINBERG	/s/ RICHARD A. WELLS
Marshall A. Heinberg, Director	Richard A. Wells, Director, President and Chief Executive Officer (Principal Executive Officer)

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