Form 10-Q
period 2021-03-31
UNION CARBIDE CORP /NEW/
filed 2021-04-23
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

At March 31, 2021, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2021

Union Carbide Corporation and Subsidiaries

Throughout this Quarterly Report on Form 10-Q, except as otherwise indicated by the context, the terms "Corporation" or "UCC" as used herein mean Union Carbide Corporation and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this report are "forward-looking statements" within the meaning of federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements often address expected future business and financial performance, financial condition, and other matters and often contain words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “opportunity,” “outlook,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “will be,” “will continue,” “will likely result,” “would” and similar expressions, and variations or negatives of these words or phrases.

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

Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Risk Factors" in Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2020. These are not the only risks and uncertainties that the Corporation faces. There may be other risks and uncertainties that the Corporation is unable to identify at this time or that it does not currently expect to have a material impact on its business. If any of those risks or uncertainties develops into an actual event, it could have a material adverse effect on the Corporation’s business. The Corporation assumes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2021	Mar 31, 2020
Net trade sales	$34	$29
Net sales to related companies	969	1,013
Total net sales	1,003	1,042
Cost of sales	1,037	826
Research and development expenses	6	6
Selling, general and administrative expenses	3	2
Restructuring and asset related charges - net	—	2
Sundry income (expense) - net	(15)	(18)
Interest income	1	7
Interest expense and amortization of debt discount	7	8
Income (loss) before income taxes	(64)	187
Provision (credit) for income taxes	(15)	41
Net income (loss) attributable to Union Carbide Corporation	$(49)	$146

Depreciation	$41	$45
Capital expenditures	$23	$33
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2021	Mar 31, 2020
Net income (loss) attributable to Union Carbide Corporation	$(49)	$146
Other comprehensive income, net of tax
Cumulative translation adjustments	—	3
Pension and other postretirement benefit plans	84	20
Total other comprehensive income	84	23
Comprehensive income attributable to Union Carbide Corporation	$35	$169
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2021	Dec 31, 2020
Assets
Current Assets
Cash and cash equivalents	$11	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2021: $—; 2020: $—)	24	26
Related companies	709	698
Other	35	27
Income taxes receivable	375	337
Notes receivable from related companies	1,055	1,660
Inventories	248	223
Other current assets	19	17
Total current assets	2,476	2,999
Investments
Investments in related companies	237	237
Other investments	22	22
Noncurrent receivables	129	124
Noncurrent receivables from related companies	68	66
Total investments	456	449
Property
Property	7,111	7,089
Less accumulated depreciation	5,865	5,824
Net property	1,246	1,265
Other Assets
Intangible assets (net of accumulated amortization 2021: $99; 2020: $97)	15	16
Operating lease right-of-use assets	119	123
Deferred income tax assets	472	494
Deferred charges and other assets	38	29
Total other assets	644	662
Total Assets	$4,822	$5,375
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$29	$33
Long-term debt due within one year	2	2
Accounts payable:
Trade	260	229
Related companies	533	409
Other	16	28
Operating lease liabilities - current	19	19
Income taxes payable	22	23
Asbestos-related liabilities - current	85	85
Accrued and other current liabilities	127	139
Total current liabilities	1,093	967
Long-Term Debt	391	391
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	680	1,340
Asbestos-related liabilities - noncurrent	995	1,013
Operating lease liabilities - noncurrent	101	105
Other noncurrent obligations	209	201
Total other noncurrent liabilities	1,985	2,659
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	141	141
Retained earnings	2,898	2,987
Accumulated other comprehensive loss	(1,686)	(1,770)
Union Carbide Corporation's stockholder's equity	1,353	1,358
Total Liabilities and Equity	$4,822	$5,375
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar 31, 2021	Mar 31, 2020
Operating Activities
Net income (loss) attributable to Union Carbide Corporation	$(49)	$146
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51	52
Provision (credit) for deferred income tax	(4)	1
Net gain on sales of property and investments	(1)	(1)
Restructuring and asset related charges - net	—	2
Net periodic pension benefit cost (credit)	(1)	14
Pension contributions	(547)	(1)
Other, net	(1)	(1)
Changes in assets and liabilities:
Accounts and notes receivable	(6)	1
Related company receivables	594	(48)
Inventories	(34)	4
Accounts payable	19	3
Related company payables	120	(95)
Asbestos-related payments	(18)	(18)
Other assets and liabilities	(58)	53
Cash provided by operating activities	65	112
Investing Activities
Capital expenditures	(23)	(33)
Change in noncurrent receivable from related company	(2)	—
Cash used for investing activities	(25)	(33)
Financing Activities
Dividends paid to parent	(40)	(81)
Changes in short-term notes payable	—	2
Cash used for financing activities	(40)	(79)
Summary
Increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	11	11
Cash and cash equivalents at end of period	$11	$11
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2021	Mar 31, 2020
Common Stock
Balance at beginning and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning and end of period	141	141
Retained Earnings
Balance at beginning of period	2,987	2,922
Net income (loss) attributable to Union Carbide Corporation	(49)	146
Dividends declared	(40)	(81)
Balance at end of period	2,898	2,987
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,770)	(1,665)
Other comprehensive income	84	23
Balance at end of period	(1,686)	(1,642)
Union Carbide Corporation's Stockholder's Equity	$1,353	$1,486
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
(Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
The unaudited interim consolidated financial statements of Union Carbide Corporation and its subsidiaries (the "Corporation" or "UCC") were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 10-K").

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

Intercompany transactions and balances are eliminated in consolidation. Transactions with the Corporation’s parent company, TDCC, and other subsidiaries of TDCC, have been reflected as related company transactions in the consolidated financial statements. See Note 11 for additional information.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the first quarter of 2021, the Corporation adopted Accounting Standards Update 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, "Income Taxes" and improve consistent application by clarifying and amending existing guidance. The adoption of this guidance did not have a material impact on the consolidated financial statements.

NOTE 3 - REVENUE
Substantially all of the Corporation's revenue is generated by sales to TDCC. Products are sold to and purchased from TDCC at prices determined in accordance with the terms of an agreement between UCC and TDCC. The Corporation's revenue related to sales of product was approximately 99 percent for the three months ended March 31, 2021 (99 percent for the three months ended March 31, 2020); the remaining revenue primarily related to the licensing of patents and technology. The Corporation sells its products to TDCC to simplify the customer interface process.

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 20 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $40 million at March 31, 2021 ($40 million at December 31, 2020), of which $5 million ($5 million at December 31, 2020) was included in "Accrued and other current liabilities" and $35 million ($35 million at December 31, 2020) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

NOTE 4 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Mar 31, 2021	Dec 31, 2020
In millions
Finished goods	$216	$157
Work in process	29	23
Raw materials	45	38
Supplies	86	98
Total	$376	$316
Adjustment of inventories to a LIFO basis	(128)	(93)
Total inventories	$248	$223

NOTE 5 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	Mar 31, 2021			Dec 31, 2020
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$33	$(33)	$—	$33	$(33)	$—
Software	81	(66)	15	80	(64)	16
Total intangible assets	$114	$(99)	$15	$113	$(97)	$16

Total estimated amortization expense for 2021 and the five succeeding fiscal years, including amounts expected to be capitalized, is as follows:

Estimated Amortization Expense
In millions
2021	$6
2022	$5
2023	$3
2024	$1
2025	$1
2026	$—

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES
A summary of the Corporation's commitments and contingent liabilities can be found in Note 14 to the Consolidated Financial Statements included in the 2020 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2021, the Corporation had accrued obligations of $142 million for probable environmental remediation and restoration costs, including $19 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability. At December 31, 2020, the Corporation had accrued obligations of $133 million for probable environmental remediation and restoration costs, including $18 million for the remediation of Superfund sites.

Litigation
Asbestos-Related Matters
Each quarter, the Corporation reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2021 activity, it was determined that no adjustment to the accrual was required at March 31, 2021.

The Corporation’s total asbestos-related liability for pending and future claims and defense and processing costs was $1,080 million at March 31, 2021 ($1,098 million at December 31, 2020), and was included in “Asbestos-related liabilities - current” and “Asbestos-related liabilities - noncurrent” in the consolidated balance sheets. At March 31, 2021, approximately 24 percent of the recorded claim liability related to pending claims and approximately 76 percent related to future claims.

NOTE 7 - LEASES
For additional information on the Corporation's leases, see Note 15 to the Consolidated Financial Statements included in the 2020 10-K.

The components of lease cost for operating and finance leases for the three months ended March 31, 2021 and 2020 were as follows:

Lease Cost	Three Months Ended
In millions	Mar 31, 2021	Mar 31, 2020
Operating lease cost	$5	$5
Short-term lease cost	6	6
Variable lease cost	2	2
Total lease cost	$13	$13

The following table provides supplemental cash flow information related to leases:

Other Lease Information	Three Months Ended
In millions	Mar 31, 2021	Mar 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5	$5

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at March 31, 2021 and December 31, 2020:

Lease Position	Balance Sheet Classification	Mar 31, 2021	Dec 31, 2020
In millions
Right-of-use assets obtained in exchange for lease obligations:
Operating leases		$—	$48
Finance leases		$—	$3
Assets
Operating lease assets	Operating lease right-of-use assets	$119	$123
Finance lease assets	Property	15	15
Finance lease amortization	Accumulated depreciation	(9)	(8)
Total lease assets		$125	$130
Liabilities
Current
Operating	Operating lease liabilities - current	$19	$19
Finance	Long-term debt due within one year	2	2
Noncurrent
Operating	Operating lease liabilities - noncurrent	101	105
Finance	Long-term debt	4	5
Total lease liabilities		$126	$131

The weighted-average remaining lease term and discount rate for leases recorded in the consolidated balance sheets at March 31, 2021 and December 31, 2020 are provided below:

Lease Term and Discount Rate	Mar 31, 2021	Dec 31, 2020
Weighted-average remaining lease term
Operating leases	7.3 years	7.5 years
Finance leases	3.2 years	3.4 years
Weighted-average discount rate
Operating leases	3.27%	3.28%
Finance leases	3.62%	3.62%

The following table provides the maturities of lease liabilities at March 31, 2021:

Maturities of Lease Liabilities	Mar 31, 2021
	Operating Leases	Finance Leases
In millions
2021	$17	$2
2022	22	2
2023	20	2
2024	20	1
2025	18	—
2026 and thereafter	38	—
Total future undiscounted lease payments	$135	$7
Less: Imputed interest	15	1
Total present value of lease liabilities	$120	$6

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances for each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2021 and 2020 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended
In millions	Mar 31, 2021	Mar 31, 2020
Cumulative Translation Adjustment
Beginning balance	$(55)	$(56)
Unrealized gains (losses) on foreign currency translation	—	3
Ending balance	$(55)	$(53)
Pension and Other Postretirement Benefits
Beginning balance	$(1,715)	$(1,609)
Gains (losses) arising during the period [1]	87	—
Less: Tax (expense) benefit	(20)	—
Net gains (losses) arising during the period	67	—
Amortization and recognition of net loss [2]	22	26
Less: Tax expense (benefit) [3]	(5)	(6)
Net loss reclassified from AOCL to net income (loss)	17	20
Other comprehensive income (loss), net of tax	84	20
Ending balance	$(1,631)	$(1,589)
Total AOCL ending balance	$(1,686)	$(1,642)
1.See Note 9 for additional information.
2.These AOCL components are included in the computation of net periodic benefit cost (credit) of the Corporation's defined benefit pension and other postretirement benefit plans. See Note 9 for additional information.
3.Reclassified to "Provision (credit) for income taxes."

NOTE 9 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Corporation's pension and other postretirement benefit plans can be found in Note 17 to the Consolidated Financial Statements included in the 2020 10-K.

On March 4, 2021, TDCC announced changes to the design of its U.S. tax-qualified and non-qualified pension plans, including the plans of the Corporation (the “UCC Plans”). Effective December 31, 2023 (“Effective Date”), the Corporation will freeze the pensionable compensation and credited service amounts used to calculate pension benefits for employees who participate in the UCC Plans. As a result, at the Effective Date and subject to any bargaining obligations required by law, active participants of the UCC Plans will not accrue additional benefits for future service and compensation. Additionally, contributions to U.S. tax-qualified and non-qualified defined contribution plans will be harmonized across the U.S. eligible employee population of TDCC and its consolidated subsidiaries. The new matching contribution, beginning January 1, 2022, will allow all eligible U.S. employees to receive matching contributions of up to 5 percent of their eligible compensation. In addition, beginning on January 1, 2024, all eligible U.S. employees will receive an automatic non-elective contribution of 4 percent of eligible compensation to their respective defined contribution plans.

The Corporation's funding policy is to contribute to pension plans when pension laws and/or economics either require or encourage funding. On March 4, 2021, the Corporation elected to contribute $545 million to its tax-qualified pension plan, funded by the Corporation's notes receivable from TDCC, and, as a result, increased its estimated total 2021 pension contributions to approximately $550 million, of which $547 million has been contributed through March 31, 2021.

In connection with the foregoing plan amendments, the Corporation remeasured the UCC Plans effective February 28, 2021, which resulted in a pretax actuarial gain of $87 million, reflected in other comprehensive income and inclusive of a $14 million reduction in the projected benefit obligation resulting from the plan amendments, and a pretax curtailment gain of $7 million, recognized in the first quarter of 2021.

The following table provides the components of the Corporation's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended
In millions	Mar 31, 2021	Mar 31, 2020
Defined Benefit Pension Plans
Service cost	$8	$9
Interest cost	19	28
Expected return on plan assets	(51)	(50)
Amortization of net loss	30	27
Curtailment gain	(7)	—
Net periodic benefit cost (credit)	$(1)	$14

Other Postretirement Benefit Plan
Interest cost	$1	$1
Amortization of net gain	(1)	(1)
Net periodic benefit cost	$—	$—

Net periodic benefit cost (credit), other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income.

NOTE 10 - FAIR VALUE MEASUREMENTS
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

The following table summarizes the fair value of the Corporation's financial instruments at March 31, 2021 and December 31, 2020:

Fair Value of Financial Instruments	Mar 31, 2021				Dec 31, 2020
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$10	$—	$—	$10	$10	$—	$—	$10
Long-term debt including debt due within one year	$(393)	$—	$(114)	$(507)	$(393)	$—	$(120)	$(513)
1.Money market fund is included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

Cost approximates fair value for all other financial instruments.

NOTE 11 - RELATED PARTY TRANSACTIONS
A summary of the Corporation's related party transactions can be found in Note 19 to the Consolidated Financial Statements included in the 2020 10-K.

Product and Services Agreements
The following table summarizes UCC’s transactions with TDCC and a TDCC subsidiary related to product and services agreements for the three months ended March 31, 2021 and 2020:

Product and Services Agreements Transactions	Three Months Ended
	Mar 31, 2021	Mar 31, 2020	Income Statement Classification
In millions
TDCC Subsidiary:
Commodity and raw materials purchases [1]	$483	$231	Cost of sales
Commission expense	$6	$5	Sundry income (expense) - net
TDCC:
General administrative and overhead type services and service fee [2]	$17	$8	Sundry income (expense) - net
Activity-based costs	$19	$23	Cost of sales
1.Period-end balances on hand are included in inventory. The increase in purchase costs was primarily due to higher feedstock and energy costs, which reflect the impacts of Winter Storm Uri.
2.The increase in services and fees resulted from TDCC's periodic review of the actual cost of services provided to UCC in accordance with related agreements.

Dividends
The following table summarizes cash dividends declared and paid to TDCC for the three months ended March 31, 2021 and 2020:

Cash Dividends Declared and Paid	Three Months Ended
	Mar 31, 2021	Mar 31, 2020
In millions
Cash dividends declared and paid	$40	$81

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pursuant to General Instruction H(1)(a) and (b) for Form 10-Q "Omission of Information by Certain Wholly-Owned Subsidiaries," the Corporation is filing this Form 10-Q with a reduced disclosure format.

References to "TDCC" refer to The Dow Chemical Company and its consolidated subsidiaries, except as otherwise indicated by the context. Union Carbide Corporation (the "Corporation" or "UCC") has been a wholly owned subsidiary of TDCC since 2001. TDCC has been a wholly owned subsidiary of Dow Inc. since 2019.

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

Statements on COVID-19 and U.S. Gulf Coast Freeze
COVID-19
Additional information regarding all actions taken by UCC since the onset of the pandemic can be found in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 10-K").

The pandemic caused by coronavirus disease 2019 ("COVID-19") has impacted all geographic regions where UCC's products are produced and sold. Dow Inc. (together, with TDCC and its consolidated subsidiaries, "Dow") directs global safety, crisis management and security protocols for all of Dow's assets and workforce, which includes the assets and workforce of UCC. During this public health crisis, Dow is focused on the health and safety of its employees, contractors, customers and suppliers around the world and maintaining the safe and reliable operations of its manufacturing sites. Although supply disruptions and related logistical issues have posed challenges across all modes of transportation, UCC’s manufacturing sites have continued to operate during the COVID-19 pandemic, with no significant impact to manufacturing whether through shutdowns or shortages in labor, raw materials or personal protective equipment. Supply chain and logistical challenges are expected to stabilize throughout 2021. Contingency plans remain in place in the event of significant impacts from COVID-19 infection resurgences.

A significant number of UCC employees continue to work remotely. The Corporation continues to encourage its workforce to practice safe behaviors in the workplace and while away from work to help prevent community spread of COVID-19. Dow and the Corporation continue to monitor ongoing mitigation efforts to appropriately implement Dow's comprehensive Return to Workplace plan. UCC sites continue to follow on-site workforce restrictions in accordance with government regulations.

Prior to the weather-related events on the U.S. Gulf Coast discussed below, most end-markets for UCC products had substantially recovered from the impacts of COVID-19 and the Corporation experienced improved demand and expected a return to pre-COVID-19 sales levels.

U.S. Gulf Coast Freeze
Beginning in mid-February 2021, Winter Storm Uri had a broad impact on the U.S. Gulf Coast and in particular across the entire state of Texas, resulting in widespread utility and raw material supply disruptions and industry-wide production outages. UCC's Texas City, Texas, ("Texas City") and Seadrift, Texas, ("Seadrift") operations were severely impacted with significant production disruptions that extended into mid-March at Seadrift and late March at Texas City, primarily due to precautionary shutdowns prior to the arrival of record low temperatures, raw material supply constraints and damage caused by extremely cold temperatures. While not as severely impacted, the Corporation's St. Charles, Louisiana, operations initiated certain precautionary shutdowns in anticipation of the record low temperatures and experienced raw material supply disruptions and equipment damage caused by the extreme cold. However, at March 31, 2021, UCC's ethylene production facilities and all sites were operational. As a result of the winter storm, the product and supply chain impacts created very tight industry supply fundamentals which resulted in higher raw material costs in addition to pricing momentum in certain end-markets.

RESULTS OF OPERATIONS
Net Sales
Total net sales were $1,003 million in the first quarter of 2021 compared with $1,042 million in the first quarter of 2020, a decrease of 4 percent. Net sales to related companies, principally to TDCC, were $969 million in the first quarter of 2021 compared with $1,013 million in the first quarter of 2020, a decrease of 4 percent. Selling prices to TDCC are determined in accordance with the terms of an agreement between UCC and TDCC.

Average selling price increased 13 percent in the first quarter of 2021 compared with the same quarter last year. Price increased primarily in response to tight supply and demand fundamentals in addition to higher feedstock and other raw material costs, with the most significant price increases in polyethylene and acrylic monomers. Volume declined 17 percent in the first quarter of 2021 compared with the same quarter last year as the freeze and related impacts on the U.S. Gulf Coast severely limited production, with the most significant volume declines in oxo alcohols, ethylene oxide/ethylene glycol and glycol ethers.

Cost of Sales
Cost of sales was $1,037 million in the first quarter of 2021 compared with $826 million in the first quarter of 2020, an increase of 26 percent. The increase in cost of sales was driven by higher feedstock and energy costs, as well as repair and start-up costs totaling approximately $30 million, resulting from the record low temperatures that impacted the U.S. Gulf Coast in the first quarter of 2021.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as charges for management services provided by TDCC, non-operating pension and other postretirement benefit plan credits or costs, commissions, gains and losses on sales of investments and assets and gains and losses on foreign currency exchange.

Sundry income (expense) - net in the first quarter of 2021 was expense of $15 million compared with expense of $18 million in the same quarter last year. The decrease in the first quarter of 2021 was primarily the result of non-operating pension benefit plan credits recognized in 2021 resulting from a remeasurement of pension plans to reflect the announced freeze of plan benefits, effective December 31, 2023, partially offset by an increase in charges for management services provided by TDCC.

Interest Income
Interest income was $1 million in the first quarter of 2021 compared with $7 million in the first quarter of 2020. The decrease in interest income primarily resulted from the impact of the significant drop in interest rates due to the current interest rate environment.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $7 million in the first quarter of 2021 compared with $8 million in the first quarter of 2020, reflecting reduced interest expense resulting from the early extinguishment of debt in September 2020.

Provision (Credit) for Income Taxes
The Corporation reported a credit for income taxes of $15 million in the first quarter of 2021, which resulted in an effective tax rate of 23.4 percent, compared with a tax provision of $41 million in the first quarter of 2020, which resulted in an effective tax rate of 21.9 percent. The effective tax rate fluctuates based on, among other factors, where income is earned.

Net Income (Loss) Attributable to UCC
The Corporation reported a net loss of $49 million in the first quarter of 2021 compared with net income of $146 million in the first quarter of 2020. The net loss reported in the first quarter of 2021 was driven primarily by production disruptions, higher feedstock and energy costs, and repair and start-up costs resulting from the extreme weather caused by Winter Storm Uri.

Capital Expenditures
Capital spending in the first quarter of 2021 was $23 million compared with $33 million in the first quarter of 2020. Capital spending decreased as spending for U.S. Gulf Coast projects and site infrastructure projects continues to trend down and the Corporation continues to limit capital expenditures to retain the financial strength of the Corporation and Dow Inc. while the COVID-19 economic recovery continues to gain traction.

Pension Plan Changes
On March 4, 2021, TDCC announced changes to the design of its U.S. tax-qualified and non-qualified pension plans, including the plans of the Corporation (the “UCC Plans”) and, effective December 31, 2023, the Corporation will freeze the pensionable compensation and credited service amounts used to calculate pension benefits for employees who participate in the plans. Additionally, the Corporation contributed $545 million to its tax-qualified pension plan, of which $81 million was anticipated to satisfy minimum required contributions based on the pre-existing plan design and market conditions at December 31, 2020.

In connection with the foregoing plan amendments and inclusive of the additional discretionary contribution to the U.S. tax-qualified plan, the Corporation remeasured the UCC Plans effective February 28, 2021, which resulted in a decrease of $45 million in expected net periodic pension benefit cost for 2021, inclusive of a curtailment gain of $7 million, recognized in the first quarter of 2021. The Corporation expects a net periodic pension benefit cost credit of approximately $5 million in 2021, inclusive of the curtailment gain. See Note 9 to the Consolidated Financial Statements for additional information related to the Corporation's pension plans.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Corporation's 2020 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Corporation’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2020 10-K. Since December 31, 2020, there have been no material changes in the Corporation’s accounting policies that are impacted by judgments, assumptions and estimates.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2021	2020
Claims unresolved at Jan 1	9,126	11,117
Claims filed	1,110	1,296
Claims settled, dismissed or otherwise resolved	(1,428)	(1,269)
Claims unresolved at Mar 31	8,808	11,144
Claimants with claims against both UCC and Amchem	(2,541)	(3,809)
Individual claimants at Mar 31	6,267	7,335

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

For additional information, see Asbestos-Related Matters in Note 6 to the Consolidated Financial Statements and Note 14 to the Consolidated Financial Statements included in the 2020 10-K, and Part II, Item 1. Legal Proceedings.

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at March 31, 2021.

Dividends
On a quarterly basis, the Corporation's Board of Directors (the "Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. In the first quarter of 2021, the Corporation declared and paid a cash dividend of $40 million to TDCC ($81 million in the first quarter of 2020).

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

Union Carbide Corporation and Subsidiaries PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Litigation
Asbestos-Related Matters
No material developments in asbestos-related matters occurred in the first quarter of 2021. For a current status of asbestos-related matters, see Note 6 to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
Since December 31, 2020, there have been no material changes to the Corporation's Risk Factors.

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

UNION CARBIDE CORPORATION

Date:	April 23, 2021

/s/ RONALD C. EDMONDS
Ronald C. Edmonds Controller and Vice President of Controllers and Tax The Dow Chemical Company Authorized Representative of Union Carbide Corporation

/s/ IGNACIO MOLINA
Ignacio Molina Vice President, Treasurer and Chief Financial Officer