Form 10-Q
period 2021-06-30
UNION CARBIDE CORP /NEW/
filed 2021-07-23
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

At June 30, 2021, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2021

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Net trade sales	$37	$21	$71	$50
Net sales to related companies	1,289	849	2,258	1,862
Total net sales	1,326	870	2,329	1,912
Cost of sales	1,208	746	2,245	1,572
Research and development expenses	6	5	12	11
Selling, general and administrative expenses	2	2	5	4
Restructuring and asset related charges - net	—	—	—	2
Sundry income (expense) - net	(18)	(22)	(33)	(40)
Interest income	—	2	1	9
Interest expense and amortization of debt discount	7	11	14	19
Income before income taxes	85	86	21	273
Provision for income taxes	20	18	5	59
Net income attributable to Union Carbide Corporation	$65	$68	$16	$214

Depreciation	$42	$46	$83	$91
Capital expenditures	$30	$32	$53	$65
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Net income attributable to Union Carbide Corporation	$65	$68	$16	$214
Other comprehensive income, net of tax
Cumulative translation adjustments	—	—	—	3
Pension and other postretirement benefit plans	20	19	104	39
Total other comprehensive income	20	19	104	42
Comprehensive income attributable to Union Carbide Corporation	$85	$87	$120	$256
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2021	Dec 31, 2020
Assets
Current Assets
Cash and cash equivalents	$11	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2021: $—; 2020: $—)	25	26
Related companies	997	698
Other	34	27
Income taxes receivable	277	337
Notes receivable from related companies	862	1,660
Inventories	252	223
Other current assets	50	17
Total current assets	2,508	2,999
Investments
Investments in related companies	237	237
Other investments	22	22
Noncurrent receivables	126	124
Noncurrent receivables from related companies	69	66
Total investments	454	449
Property
Property	7,145	7,089
Less accumulated depreciation	5,908	5,824
Net property	1,237	1,265
Other Assets
Intangible assets (net of accumulated amortization 2021: $100; 2020: $97)	14	16
Operating lease right-of-use assets	114	123
Deferred income tax assets	438	494
Deferred charges and other assets	37	29
Total other assets	603	662
Total Assets	$4,802	$5,375
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$31	$33
Long-term debt due within one year	3	2
Accounts payable:
Trade	334	229
Related companies	380	409
Other	19	28
Operating lease liabilities - current	18	19
Income taxes payable	22	23
Asbestos-related liabilities - current	85	85
Accrued and other current liabilities	134	139
Total current liabilities	1,026	967
Long-Term Debt	393	391
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	648	1,340
Asbestos-related liabilities - noncurrent	975	1,013
Operating lease liabilities - noncurrent	97	105
Other noncurrent obligations	225	201
Total other noncurrent liabilities	1,945	2,659
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	141	141
Retained earnings	2,963	2,987
Accumulated other comprehensive loss	(1,666)	(1,770)
Union Carbide Corporation's stockholder's equity	1,438	1,358
Total Liabilities and Equity	$4,802	$5,375
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	Jun 30, 2021	Jun 30, 2020
Operating Activities
Net income attributable to Union Carbide Corporation	$16	$214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102	105
Provision for deferred income tax	25	3
Net gain on sales of property and investments	—	(1)
Restructuring and asset related charges - net	—	2
Net periodic pension benefit cost (credit)	(2)	27
Pension contributions	(548)	(1)
Other, net	(1)	—
Changes in assets and liabilities:
Accounts and notes receivable	(6)	7
Related company receivables	499	(30)
Inventories	(38)	20
Accounts payable	96	(2)
Related company payables	(31)	(54)
Asbestos-related payments	(38)	(32)
Other assets and liabilities	23	(34)
Cash provided by operating activities	97	224
Investing Activities
Capital expenditures	(53)	(65)
Change in noncurrent receivable from related company	(3)	—
Proceeds from sales of property	—	1
Cash used for investing activities	(56)	(64)
Financing Activities
Dividends paid to parent	(40)	(162)
Changes in short-term notes payable	—	3
Payments on long-term debt	(1)	(1)
Cash used for financing activities	(41)	(160)
Summary
Increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	11	11
Cash and cash equivalents at end of period	$11	$11
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning and end of period	141	141	141	141
Retained Earnings
Balance at beginning of period	2,898	2,987	2,987	2,922
Net income attributable to Union Carbide Corporation	65	68	16	214
Dividends declared	—	(81)	(40)	(162)
Balance at end of period	2,963	2,974	2,963	2,974
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,686)	(1,642)	(1,770)	(1,665)
Other comprehensive income	20	19	104	42
Balance at end of period	(1,666)	(1,623)	(1,666)	(1,623)
Union Carbide Corporation's Stockholder's Equity	$1,438	$1,492	$1,438	$1,492
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

NOTE 3 - REVENUE
Substantially all of the Corporation's revenue is generated by sales to TDCC. Products are sold to and purchased from TDCC at prices determined in accordance with the terms of an agreement between UCC and TDCC. The Corporation's revenue related to sales of product was approximately 96 percent and 97 percent for the three and six months ended June 30, 2021, respectively (98 percent and 99 percent for the three and six months ended June 30, 2020, respectively); the remaining revenue primarily related to the licensing of patents and technology. The Corporation sells its products to TDCC to simplify the customer interface process.

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 20 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $39 million at June 30, 2021 ($40 million at December 31, 2020), of which $5 million ($5 million at December 31, 2020) was included in "Accrued and other current liabilities" and $34 million ($35 million at December 31, 2020) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

NOTE 4 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Jun 30, 2021	Dec 31, 2020
In millions
Finished goods	$202	$157
Work in process	30	23
Raw materials	49	38
Supplies	88	98
Total	$369	$316
Adjustment of inventories to a LIFO basis	(117)	(93)
Total inventories	$252	$223

NOTE 5 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	Jun 30, 2021			Dec 31, 2020
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$33	$(33)	$—	$33	$(33)	$—
Software	81	(67)	14	80	(64)	16
Total intangible assets	$114	$(100)	$14	$113	$(97)	$16

Total estimated amortization expense for 2021 and the five succeeding fiscal years, including amounts expected to be capitalized, is as follows:

Estimated Amortization Expense
In millions
2021	$6
2022	$5
2023	$3
2024	$1
2025	$1
2026	$—

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES
A summary of the Corporation's commitments and contingent liabilities can be found in Note 14 to the Consolidated Financial Statements included in the 2020 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2021, the Corporation had accrued obligations of $141 million for probable environmental remediation and restoration costs, including $19 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability. At December 31, 2020, the Corporation had accrued obligations of $133 million for probable environmental remediation and restoration costs, including $18 million for the remediation of Superfund sites.

Litigation
Asbestos-Related Matters
Each quarter, the Corporation reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2021 activity, it was determined that no adjustment to the accrual was required at June 30, 2021.

The Corporation’s total asbestos-related liability for pending and future claims and defense and processing costs was $1,060 million at June 30, 2021 ($1,098 million at December 31, 2020), and was included in “Asbestos-related liabilities - current” and “Asbestos-related liabilities - noncurrent” in the consolidated balance sheets. At June 30, 2021, approximately 24 percent of the recorded claim liability related to pending claims and approximately 76 percent related to future claims.

NOTE 7 - LEASES
For additional information on the Corporation's leases, see Note 15 to the Consolidated Financial Statements included in the 2020 10-K.

The components of lease cost for operating and finance leases for the three and six months ended June 30, 2021 and 2020 were as follows:

Lease Cost	Three Months Ended		Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Operating lease cost	$7	$5	$12	$10
Short-term lease cost	8	5	14	11
Variable lease cost	16	2	18	4
Amortization of right-of-use assets - finance	1	1	1	1
Total lease cost	$32	$13	$45	$26

The following table provides supplemental cash flow information related to leases:

Other Lease Information	Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$11	$10
Financing cash flows for finance leases	$2	$1

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at June 30, 2021 and December 31, 2020:

Lease Position	Balance Sheet Classification	Jun 30, 2021	Dec 31, 2020
In millions
Right-of-use assets obtained in exchange for lease obligations:
Operating leases		$—	$48
Finance leases		$5	$3
Assets
Operating lease assets	Operating lease right-of-use assets	$114	$123
Finance lease assets	Property	19	15
Finance lease amortization	Accumulated depreciation	(10)	(8)
Total lease assets		$123	$130
Liabilities
Current
Operating	Operating lease liabilities - current	$18	$19
Finance	Long-term debt due within one year	3	2
Noncurrent
Operating	Operating lease liabilities - noncurrent	97	105
Finance	Long-term debt	7	5
Total lease liabilities		$125	$131

The weighted-average remaining lease term and discount rate for leases recorded in the consolidated balance sheets at June 30, 2021 and December 31, 2020 are provided below:

Lease Term and Discount Rate	Jun 30, 2021	Dec 31, 2020
Weighted-average remaining lease term
Operating leases	7.1 years	7.5 years
Finance leases	3.6 years	3.4 years
Weighted-average discount rate
Operating leases	3.30%	3.28%
Finance leases	2.64%	3.62%

The following table provides the maturities of lease liabilities at June 30, 2021:

Maturities of Lease Liabilities	Jun 30, 2021
	Operating Leases	Finance Leases
In millions
2021	$11	$1
2022	22	3
2023	20	3
2024	20	2
2025	18	1
2026 and thereafter	38	—
Total future undiscounted lease payments	$129	$10
Less: Imputed interest	14	—
Total present value of lease liabilities	$115	$10

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances for each component of accumulated other comprehensive loss ("AOCL") for the three and six months ended June 30, 2021 and 2020 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Cumulative Translation Adjustment
Beginning balance	$(55)	$(53)	$(55)	$(56)
Unrealized gains (losses) on foreign currency translation	—	—	—	3
Ending balance	$(55)	$(53)	$(55)	$(53)
Pension and Other Postretirement Benefits
Beginning balance	$(1,631)	$(1,589)	$(1,715)	$(1,609)
Gains (losses) arising during the period [1]	—	—	87	—
Tax (expense) benefit	—	—	(20)	—
Net gains (losses) arising during the period	—	—	67	—
Amortization and recognition of net loss [2]	27	25	49	51
Tax expense (benefit) [3]	(7)	(6)	(12)	(12)
Net loss reclassified from AOCL to net income	20	19	37	39
Other comprehensive income (loss), net of tax	20	19	104	39
Ending balance	$(1,611)	$(1,570)	$(1,611)	$(1,570)
Total AOCL ending balance	$(1,666)	$(1,623)	$(1,666)	$(1,623)
1.See Note 9 for additional information.
2.These AOCL components are included in the computation of net periodic benefit cost (credit) of the Corporation's defined benefit pension and other postretirement benefit plans. See Note 9 for additional information.
3.Reclassified to "Provision for income taxes."

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

The Corporation's funding policy is to contribute to pension plans when pension laws and/or economics either require or encourage funding. On March 4, 2021, the Corporation elected to contribute $545 million to its tax-qualified pension plan, funded by the Corporation's notes receivable from TDCC, and, as a result, increased its estimated total 2021 pension contributions to approximately $550 million, of which $548 million has been contributed through June 30, 2021.

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

The following table provides the components of the Corporation's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Defined Benefit Pension Plans
Service cost	$6	$8	$14	$17
Interest cost	21	28	40	56
Expected return on plan assets	(56)	(50)	(107)	(100)
Amortization of net loss	28	27	58	54
Curtailment gain	—	—	(7)	—
Net periodic benefit cost (credit)	$(1)	$13	$(2)	$27

Other Postretirement Benefit Plan
Service cost	$—	$1	$—	$1
Interest cost	1	2	2	3
Amortization of net gain	(1)	(2)	(2)	(3)
Net periodic benefit cost	$—	$1	$—	$1

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

The following table summarizes the fair value of the Corporation's financial instruments at June 30, 2021 and December 31, 2020:

Fair Value of Financial Instruments	Jun 30, 2021				Dec 31, 2020
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$10	$—	$—	$10	$10	$—	$—	$10
Long-term debt including debt due within one year	$(396)	$—	$(149)	$(545)	$(393)	$—	$(120)	$(513)
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

Product and Services Agreements
The following table summarizes UCC’s transactions with TDCC and a TDCC subsidiary related to product and services agreements for the three and six months ended June 30, 2021 and 2020:

Product and Services Agreements Transactions	Three Months Ended		Six Months Ended
	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020	Income Statement Classification
In millions
TDCC Subsidiary:
Commodity and raw materials purchases [1]	$495	$206	$978	$437	Cost of sales
Commission expense	$6	$6	$12	$11	Sundry income (expense) - net
TDCC:
General administrative and overhead type services and service fee [2]	$18	$8	$35	$16	Sundry income (expense) - net
Activity-based costs	$18	$24	$37	$47	Cost of sales
1.Period-end balances on hand are included in inventory. The increase in purchase costs was primarily due to higher feedstock and energy costs, which includes the impact of Winter Storm Uri in the first quarter of 2021.
2.The increase in services and fees resulted from TDCC's periodic review of the actual cost of services provided to UCC in accordance with related agreements.

Dividends
The following table summarizes cash dividends declared and paid to TDCC for the three and six months ended June 30, 2021 and 2020:

Cash Dividends Declared and Paid	Three Months Ended		Six Months Ended
	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
In millions
Cash dividends declared and paid	$—	$81	$40	$162

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
Additional information regarding actions taken by UCC since the onset of the pandemic can be found in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 10-K").

The pandemic caused by coronavirus disease 2019 ("COVID-19") has impacted all geographic regions where UCC's products are produced and sold. Dow Inc. (together, with TDCC and its consolidated subsidiaries, "Dow") directs global safety, crisis management and security protocols for all of Dow's assets and workforce, which includes the assets and workforce of UCC. During this public health crisis, Dow is focused on the health and safety of its employees, contractors, customers and suppliers around the world and maintaining the safe and reliable operations of its manufacturing sites. Although supply disruptions and related logistical issues challenge all modes of transportation, UCC’s manufacturing sites have continued to operate during the COVID-19 pandemic, with no significant impact to manufacturing whether through shutdowns or shortages in labor, raw materials or personal protective equipment. Supply chain and logistical challenges are expected to stabilize throughout 2021. Contingency plans remain in place in the event of significant impacts from COVID-19 infection resurgences.

A significant number of UCC employees continue to work remotely. The Corporation continues to encourage its workforce to practice safe behaviors both in the workplace and while away from work to help prevent community spread of COVID-19. Dow and the Corporation continue to monitor ongoing mitigation efforts to appropriately implement Dow's comprehensive Return to Workplace plan. UCC sites continue to follow on-site workforce restrictions in accordance with government regulations. Certain locations have implemented advanced phases of Dow's Return to Workplace plan and it is expected that more locations will progress to their next phase over the remainder of 2021.

U.S. Gulf Coast Freeze
In the first quarter of 2021, Winter Storm Uri had a broad impact on the U.S. Gulf Coast and in particular across the entire state of Texas, which resulted in widespread utility and raw material supply disruptions and industry-wide production outages. UCC's Texas City, Texas, ("Texas City") and Seadrift, Texas, ("Seadrift") operations were severely impacted with significant production disruptions that extended into mid-March at Seadrift and late March at Texas City, primarily due to precautionary shutdowns prior to the arrival of record low temperatures, raw material supply constraints and damage caused by extremely cold temperatures. While not as severely impacted, the Corporation's St. Charles, Louisiana, operations initiated certain precautionary shutdowns in anticipation of the record low temperatures and experienced raw material supply disruptions and equipment damage caused by the extreme cold. However, by March 31, 2021, UCC's ethylene production facilities and all sites were operational. As a result of the winter storm, the product and supply chain impacts created very tight industry supply fundamentals which has resulted in higher raw material costs in addition to pricing momentum in certain end-markets through the second quarter.

RESULTS OF OPERATIONS
Net Sales
Total net sales were $1,326 million in the second quarter of 2021 compared with $870 million in the second quarter of 2020, an increase of 52 percent. Total net sales were $2,329 million for the first six months of 2021 compared with $1,912 million for the first six months of 2020, an increase of 22 percent. Net sales to related companies, principally to TDCC, were $1,289 million in the second quarter of 2021 compared with $849 million in the second quarter of 2020, an increase of 52 percent. Net sales to related companies were $2,258 million for the first six months of 2021 compared with $1,862 million for the first six months of 2020, an increase of 21 percent. Selling prices to TDCC are determined in accordance with the terms of an agreement between UCC and TDCC.

Average selling price increased 53 percent in the second quarter of 2021 compared with the same quarter last year. Price increased across all product lines, driven by tight supply resulting from the U.S. Gulf Coast freeze and market demand, resulting in higher feedstock and other raw material costs, with the most significant price increases in polyethylene, oxo alcohols, ethanolamines and plastics used for wire and cable applications. Volume decreased 1 percent in the second quarter of 2021 compared with the same quarter last year as certain freeze related supply constraints and higher planned maintenance turnaround activity negatively impacted production, with the most significant volume decreases in oxo alcohols and ethanolamines.

In the first six months of 2021, average selling prices increased 31 percent compared with the first six months of 2020. Price increased across almost all products lines, driven by tight supply resulting from the U.S. Gulf Coast freeze and market demand, resulting in higher feedstock and other raw material costs, with the most significant price increases in polyethylene, oxo alcohols, acrylic monomers and ethanolamines. Volume for the first six months of 2021 declined 9 percent compared with the first six months of 2020, with decreases across almost all product lines as the freeze and related impacts on the U.S. Gulf Coast severely limited production, especially in the first quarter of 2021, and the Corporation undertook significant planned maintenance turnaround projects. The most significant volume decreases were in oxo alcohols and ethylene oxide/ethylene glycol, which were partially offset by increases in architectural binders.

Cost of Sales
Cost of sales was $1,208 million in the second quarter of 2021 compared with $746 million in the second quarter of 2020, an increase of 62 percent, driven by higher feedstock and energy costs, higher planned maintenance turnaround activity and a $14 million environmental charge. Cost of sales was $2,245 million for the first six months of 2021 compared with $1,572 million for the first six months of 2020, an increase of 43 percent, primarily due to higher feedstock and energy costs and impacts from Winter Storm Uri, which included higher raw material costs and repair and start-up costs, totaling approximately $30 million.

Sundry Income (Expense) – Net
Sundry income (expense) – net includes a variety of income and expense items such as charges for management services provided by TDCC, non-operating pension and other postretirement benefit plan credits or costs, commissions, gains and losses on sales of investments and assets and gains and losses on foreign currency exchange.

Sundry income (expense) – net in the second quarter of 2021 was expense of $18 million compared with expense of $22 million in the same quarter last year. For the first six months of 2021, sundry income (expense) – net was expense of $33 million compared with expense of $40 million for the first six months of 2020. The decrease in the second quarter and the first six months of 2021 was primarily the result of non-operating pension benefit plan credits resulting from the announced freeze of plan benefits, effective December 31, 2023, and the impact of the Corporation's elective contribution to its tax-qualified pension plan in the first quarter of 2021, partially offset by an increase in charges for management services provided by TDCC.

Interest Income
Interest income was zero in the second quarter of 2021 ($1 million for the first six months of 2021) compared with $2 million in the second quarter of 2020 ($9 million for the first six months of 2020). The decrease in interest income primarily resulted from the significant drop in interest rates in the first quarter of 2020 due to the recent interest rate environment and the decrease in the Corporation's notes receivable from related companies.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $7 million in the second quarter of 2021 ($14 million for the first six months of 2021) compared with $11 million in the second quarter of 2020 ($19 million for the first six months of 2020). The decrease in interest expense and amortization of debt discount was primarily due to the payment of interest and penalties in May 2020 to settle sales and use tax disputes in Seadrift, Texas, and Texas City, Texas, and also reflects reduced interest expense resulting from the redemption of debt in September 2020.

Provision for Income Taxes
The Corporation reported a tax provision of $20 million in the second quarter of 2021, which resulted in an effective tax rate of 23.5 percent compared with $18 million in the second quarter of 2020, which resulted in an effective tax rate of 20.9 percent. For the first six months of 2021, the Corporation reported a tax provision of $5 million, which resulted in an effective tax rate of 23.8 percent, compared with $59 million for the first six months of 2020, which resulted in an effective tax rate of 21.6 percent.

Net Income Attributable to UCC
The Corporation reported net income of $65 million in the second quarter of 2021 compared with $68 million in the second quarter of 2020. Net income for the first six months of 2021 was $16 million compared with $214 million for the first six months of 2020. The decrease in net income for the first six months of 2021 was driven primarily by production disruptions, higher feedstock and energy costs, and repair and start-up costs resulting from the extreme weather caused by Winter Storm Uri in the first quarter of 2021.

Capital Expenditures
Capital expenditures in the second quarter of 2021 were $30 million ($53 million for the first six months of 2021) compared with $32 million in the second quarter of 2020 ($65 million for the first six months of 2020). Capital expenditures decreased as spending for U.S. Gulf Coast projects and site infrastructure projects continues to trend down and the Corporation continues to limit capital expenditures to retain the financial strength of the Corporation and Dow Inc. while the COVID-19 economic recovery continues.

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

In connection with the foregoing plan amendments and inclusive of the additional discretionary contribution to the U.S. tax-qualified plan, the Corporation remeasured the UCC Plans effective February 28, 2021, which resulted in a decrease of $45 million in expected net periodic pension benefit cost for 2021, inclusive of a curtailment gain of $7 million, recognized in the first quarter of 2021. The Corporation expects a credit for net periodic pension benefit cost of approximately $5 million in 2021, inclusive of the curtailment gain. See Note 9 to the Consolidated Financial Statements for additional information related to the Corporation's pension plans.

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

Asbestos-Related Matters
The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. These suits principally allege personal injury resulting from exposure to asbestos‑containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC’s premises, and UCC’s responsibility for asbestos suits filed against a former UCC subsidiary, Amchem Products, Inc. ("Amchem"). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to UCC’s products.

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2021	2020
Claims unresolved at Jan 1	9,126	11,117
Claims filed	2,081	2,194
Claims settled, dismissed or otherwise resolved	(2,184)	(2,488)
Claims unresolved at Jun 30	9,023	10,823
Claimants with claims against both UCC and Amchem	(2,498)	(3,555)
Individual claimants at Jun 30	6,525	7,268

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

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at June 30, 2021.

Dividends
On a quarterly basis, the Corporation's Board of Directors (the "Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. Based on these factors, the Board did not declare a cash dividend to TDCC in the second quarter of 2021. For the first six months of 2021, the Corporation declared and paid cash dividends of $40 million to TDCC. In the second quarter of 2020, the Corporation declared and paid a cash dividend of $81 million to TDCC ($162 million for the first six months of 2020). On July 20, 2021, the Board approved a dividend to TDCC of $78 million, payable on or before September 24, 2021.

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

Union Carbide Corporation and Subsidiaries PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Litigation
Asbestos-Related Matters
No material developments in asbestos-related matters occurred in the first six months of 2021. For a current status of asbestos-related matters, see Note 6 to the Consolidated Financial Statements.

Environmental Proceedings
On July 5, 2018, the Corporation received a draft consent decree from the U.S. Environmental Protection Agency, the U.S. Department of Justice and the Louisiana Department of Environmental Quality relating to the operation of steam-assisted flares at UCC's olefins manufacturing facility in Hahnville (St. Charles), Louisiana. On June 10, 2021, the consent decree was approved by the U.S. District Court for the Eastern District of Louisiana and became effective. Pursuant to the consent decree, in July 2021, the Corporation's parent company, The Dow Chemical Company ("TDCC"), paid a civil penalty and made payments to specified local projects in Louisiana, with $1.2 million reimbursed to TDCC by the Corporation. The consent decree also requires the Corporation to install and operate additional air pollution control and monitoring technology on these steam-assisted flares at an estimated cost of $120 million, to be completed over the next several years.

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

UNION CARBIDE CORPORATION

Date:	July 23, 2021

/s/ RONALD C. EDMONDS
Ronald C. Edmonds Controller and Vice President of Controllers and Tax The Dow Chemical Company Authorized Representative of Union Carbide Corporation

/s/ IGNACIO MOLINA
Ignacio Molina Vice President, Treasurer and Chief Financial Officer