Form 10-Q
period 2021-09-30
UNION CARBIDE CORP /NEW/
filed 2021-10-22
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

At September 30, 2021, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2021

Union Carbide Corporation and Subsidiaries

Throughout this Quarterly Report on Form 10-Q, except as otherwise indicated by the context, the terms "Corporation" or "UCC" as used herein mean Union Carbide Corporation and its subsidiaries.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this report are "forward-looking statements" within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements often address expected future business and financial performance, financial condition, and other matters, and often contain words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “opportunity,” “outlook,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “will be,” “will continue,” “will likely result,” “would” and similar expressions, and variations or negatives of these words or phrases.

Forward-looking statements are based on current assumptions and expectations of future events that are subject to risks, uncertainties and other factors that are beyond the Corporation’s control, which may cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements and speak only as of the date the statements were made. These factors include, but are not limited to: sales of UCC's products; UCC's expenses, future revenues and profitability; the continuing global and regional economic impacts of the coronavirus disease 2019 pandemic and other public health-related risks and events on the Corporation’s business; capital requirements and need for and availability of financing; unexpected barriers in the development of technology, including with respect to UCC’s contemplated capital and operating projects; significant litigation and environmental matters and related contingencies and unexpected expenses; the success of competing technologies that are or may become available; the ability to protect UCC's intellectual property in the United States and abroad; developments related to contemplated restructuring activities and proposed divestitures or acquisitions such as workforce reduction, manufacturing facility and/or asset closure and related exit and disposal activities, and the benefits and costs associated with each of the foregoing; fluctuations in energy and raw material prices; management of process safety and product stewardship; changes in consumer preferences and demand; changes in laws and regulations, political conditions or industry development; global economic and capital markets conditions, such as inflation, market uncertainty, interest and currency exchange rates, and equity and commodity prices; business or supply disruptions; security threats, such as acts of sabotage, terrorism or war; weather events and natural disasters; disruptions in the Corporation’s information technology networks and systems; and, since The Dow Chemical Company ("TDCC"), a wholly owned subsidiary of Dow Inc. (together, with TDCC and its consolidated subsidiaries, "Dow"), is the primary customer of UCC: Dow's ability to realize its commitment to carbon neutrality on the contemplated timeframe; the size of the markets for Dow’s products and services and its ability to compete in such markets; Dow's failure to develop and market new products and optimally manage product life cycles; the rate and degree of market acceptance of Dow’s products; and changes in relationships with Dow’s significant customers and suppliers.

Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Risk Factors" contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020. These are not the only risks and uncertainties that the Corporation faces. There may be other risks and uncertainties that the Corporation is unable to identify at this time or that it does not currently expect to have a material impact on its business. If any of those risks or uncertainties develops into an actual event, it could have a material adverse effect on the Corporation’s business. The Corporation assumes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Net trade sales	$31	$25	$102	$75
Net sales to related companies	1,244	817	3,502	2,679
Total net sales	1,275	842	3,604	2,754
Cost of sales	1,093	787	3,338	2,359
Research and development expenses	7	6	19	17
Selling, general and administrative expenses	2	2	7	6
Restructuring and asset related charges - net	1	13	1	15
Sundry income (expense) - net	(10)	45	(43)	5
Interest income	1	1	2	10
Interest expense and amortization of debt discount	5	7	19	26
Income before income taxes	158	73	179	346
Provision for income taxes	54	14	59	73
Net income attributable to Union Carbide Corporation	$104	$59	$120	$273

Depreciation	$41	$46	$124	$137
Capital expenditures	$32	$34	$85	$99
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Net income attributable to Union Carbide Corporation	$104	$59	$120	$273
Other comprehensive income, net of tax
Cumulative translation adjustments	1	—	1	3
Pension and other postretirement benefit plans	21	20	125	59
Total other comprehensive income	22	20	126	62
Comprehensive income attributable to Union Carbide Corporation	$126	$79	$246	$335
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Sep 30, 2021	Dec 31, 2020
Assets
Current Assets
Cash and cash equivalents	$10	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2021: $—; 2020: $—)	26	26
Related companies	1,016	698
Other	35	27
Income taxes receivable	277	337
Notes receivable from related companies	965	1,660
Inventories	212	223
Other current assets	32	17
Total current assets	2,573	2,999
Investments
Investments in related companies	237	237
Other investments	22	22
Noncurrent receivables	127	124
Noncurrent receivables from related companies	69	66
Total investments	455	449
Property
Property	7,163	7,089
Less accumulated depreciation	5,946	5,824
Net property	1,217	1,265
Other Assets
Intangible assets (net of accumulated amortization 2021: $102; 2020: $97)	13	16
Operating lease right-of-use assets	110	123
Deferred income tax assets	409	494
Deferred charges and other assets	39	29
Total other assets	571	662
Total Assets	$4,816	$5,375
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$28	$33
Long-term debt due within one year	3	2
Accounts payable:
Trade	304	229
Related companies	389	409
Other	18	28
Operating lease liabilities - current	19	19
Income taxes payable	22	23
Asbestos-related liabilities - current	85	85
Accrued and other current liabilities	156	139
Total current liabilities	1,024	967
Long-Term Debt	393	391
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	614	1,340
Asbestos-related liabilities - noncurrent	962	1,013
Operating lease liabilities - noncurrent	92	105
Other noncurrent obligations	245	201
Total other noncurrent liabilities	1,913	2,659
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	141	141
Retained earnings	2,989	2,987
Accumulated other comprehensive loss	(1,644)	(1,770)
Union Carbide Corporation's stockholder's equity	1,486	1,358
Total Liabilities and Equity	$4,816	$5,375
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2021	Sep 30, 2020
Operating Activities
Net income attributable to Union Carbide Corporation	$120	$273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150	159
Provision for deferred income tax	48	3
Net gain on sales of property and investments	—	(87)
Restructuring and asset related charges - net	1	15
Net periodic pension benefit cost (credit)	(3)	41
Pension contributions	(548)	(2)
Net loss on early extinguishment of debt	—	19
Other, net	9	—
Changes in assets and liabilities:
Accounts and notes receivable	(5)	11
Related company receivables	377	(29)
Inventories	(8)	15
Accounts payable	65	14
Related company payables	(25)	(76)
Asbestos-related payments	(51)	(49)
Other assets and liabilities	76	(21)
Cash provided by operating activities	206	286
Investing Activities
Capital expenditures	(85)	(99)
Change in noncurrent receivable from related company	(3)	—
Proceeds from sales of property	1	98
Cash used for investing activities	(87)	(1)
Financing Activities
Dividends paid to parent	(118)	(187)
Changes in short-term notes payable	—	5
Payments on long-term debt	(2)	(84)
Transaction financing, debt issuance and other costs	—	(19)
Cash used for financing activities	(120)	(285)
Summary
Increase (decrease) in cash and cash equivalents	(1)	—
Cash and cash equivalents at beginning of period	11	11
Cash and cash equivalents at end of period	$10	$11
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning and end of period	141	141	141	141
Retained Earnings
Balance at beginning of period	2,963	2,974	2,987	2,922
Net income attributable to Union Carbide Corporation	104	59	120	273
Dividends declared	(78)	(25)	(118)	(187)
Balance at end of period	2,989	3,008	2,989	3,008
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,666)	(1,623)	(1,770)	(1,665)
Other comprehensive income	22	20	126	62
Balance at end of period	(1,644)	(1,603)	(1,644)	(1,603)
Union Carbide Corporation's Stockholder's Equity	$1,486	$1,546	$1,486	$1,546
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

NOTE 3 - REVENUE
Substantially all of the Corporation's revenue is generated by sales to TDCC. Products are sold to and purchased from TDCC at prices determined in accordance with the terms of an agreement between UCC and TDCC. The Corporation's revenue related to sales of product was approximately 99 percent and 97 percent for the three and nine months ended September 30, 2021, respectively (98 percent and 99 percent for the three and nine months ended September 30, 2020, respectively); the remaining revenue primarily related to the licensing of patents and technology. The Corporation sells its products to TDCC to simplify the customer interface process.

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 20 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $39 million at September 30, 2021 ($40 million at December 31, 2020), of which $6 million ($5 million at December 31, 2020) was included in "Accrued and other current liabilities" and $33 million ($35 million at December 31, 2020) was included in "Other noncurrent obligations" in the consolidated balance sheets.

The Corporation disaggregates its revenue from contracts with customers by type of customer (sales to related companies and sales to trade customers) as presented in the consolidated statements of income and believes this disaggregation best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. Substantially all of the product sales are made to the Corporation's parent company, TDCC, and there are no unique economic factors that affect revenue recognition and cash flows associated with these product sales.

NOTE 4 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Sep 30, 2021	Dec 31, 2020
In millions
Finished goods	$212	$157
Work in process	34	23
Raw materials	46	38
Supplies	78	98
Total	$370	$316
Adjustment of inventories to a LIFO basis	(158)	(93)
Total inventories	$212	$223

A reduction of certain inventories resulted in the liquidation of related LIFO inventory layers, which increased pretax income $13 million and $16 million for the three and nine months ended September 30, 2021, respectively, and had an immaterial impact on pretax income for the three and nine months ended September 30, 2020.

NOTE 5 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	Sep 30, 2021			Dec 31, 2020
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$33	$(33)	$—	$33	$(33)	$—
Software	82	(69)	13	80	(64)	16
Total intangible assets	$115	$(102)	$13	$113	$(97)	$16

Total estimated amortization expense for 2021 and the five succeeding fiscal years, including amounts expected to be capitalized, is as follows:

Estimated Amortization Expense
In millions
2021	$6
2022	$5
2023	$3
2024	$2
2025	$1
2026	$—

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES
A summary of the Corporation's commitments and contingent liabilities can be found in Note 14 to the Consolidated Financial Statements included in the 2020 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2021, the Corporation had accrued obligations of $143 million for probable environmental remediation and restoration costs, including $19 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability. At December 31, 2020, the Corporation had accrued obligations of $133 million for probable environmental remediation and restoration costs, including $18 million for the remediation of Superfund sites.

Litigation
Asbestos-Related Matters
Each quarter, the Corporation reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2021 activity, it was determined that no adjustment to the accrual was required at September 30, 2021.

The Corporation’s total asbestos-related liability for pending and future claims and defense and processing costs was $1,047 million at September 30, 2021 ($1,098 million at December 31, 2020), and was included in “Asbestos-related liabilities - current” and “Asbestos-related liabilities - noncurrent” in the consolidated balance sheets. At September 30, 2021, approximately 24 percent of the recorded claim liability related to pending claims and approximately 76 percent related to future claims.

NOTE 7 - LEASES
For additional information on the Corporation's leases, see Note 15 to the Consolidated Financial Statements included in the 2020 10-K.

The components of lease cost for operating and finance leases for the three and nine months ended September 30, 2021 and 2020 were as follows:

Lease Cost	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Operating lease cost	$5	$5	$17	$15
Short-term lease cost	7	6	21	17
Variable lease cost	14	2	32	6
Amortization of right-of-use assets - finance	1	—	2	1
Total lease cost	$27	$13	$72	$39

The following table provides supplemental cash flow and other information related to leases:

Other Lease Information	Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$17	$14
Financing cash flows for finance leases	$2	$1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$8
Finance leases	$5	$1

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at September 30, 2021 and December 31, 2020:

Lease Position	Balance Sheet Classification	Sep 30, 2021	Dec 31, 2020
In millions
Assets
Operating lease assets	Operating lease right-of-use assets	$110	$123
Finance lease assets	Property	19	15
Finance lease amortization	Accumulated depreciation	(10)	(8)
Total lease assets		$119	$130
Liabilities
Current
Operating	Operating lease liabilities - current	$19	$19
Finance	Long-term debt due within one year	3	2
Noncurrent
Operating	Operating lease liabilities - noncurrent	92	105
Finance	Long-term debt	6	5
Total lease liabilities		$120	$131

The weighted-average remaining lease term and discount rate for leases recorded in the consolidated balance sheets at September 30, 2021 and December 31, 2020 are provided below:

Lease Term and Discount Rate	Sep 30, 2021	Dec 31, 2020
Weighted-average remaining lease term
Operating leases	6.9 years	7.5 years
Finance leases	3.4 years	3.4 years
Weighted-average discount rate
Operating leases	3.29%	3.28%
Finance leases	2.59%	3.62%

The following table provides the maturities of lease liabilities at September 30, 2021:

Maturities of Lease Liabilities	Sep 30, 2021
	Operating Leases	Finance Leases
In millions
2021	$5	$1
2022	22	3
2023	21	3
2024	20	2
2025	18	1
2026 and thereafter	38	—
Total future undiscounted lease payments	$124	$10
Less: Imputed interest	13	1
Total present value of lease liabilities	$111	$9

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances for each component of accumulated other comprehensive loss ("AOCL") for the three and nine months ended September 30, 2021 and 2020 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Cumulative Translation Adjustment
Beginning balance	$(55)	$(53)	$(55)	$(56)
Unrealized gains (losses) on foreign currency translation	1	(1)	1	2
(Gains) losses reclassified from AOCL to net income [1]	—	1	—	1
Other comprehensive income (loss), net of tax	1	—	1	3
Ending balance	$(54)	$(53)	$(54)	$(53)
Pension and Other Postretirement Benefits
Beginning balance	$(1,611)	$(1,570)	$(1,715)	$(1,609)
Gains (losses) arising during the period [2]	—	—	87	—
Tax (expense) benefit	—	—	(20)	—
Net gains (losses) arising during the period	—	—	67	—
Amortization and recognition of net loss [3]	27	26	76	77
Tax expense (benefit) [4]	(6)	(6)	(18)	(18)
Net loss reclassified from AOCL to net income	21	20	58	59
Other comprehensive income (loss), net of tax	21	20	125	59
Ending balance	$(1,590)	$(1,550)	$(1,590)	$(1,550)
Total AOCL ending balance	$(1,644)	$(1,603)	$(1,644)	$(1,603)
1.Reclassified to "Sundry income (expense) - net."
2.See Note 9 for additional information.
3.These AOCL components are included in the computation of net periodic benefit cost (credit) of the Corporation's defined benefit pension and other postretirement benefit plans. See Note 9 for additional information.
4.Reclassified to "Provision for income taxes."

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

The Corporation's funding policy is to contribute to pension plans when pension laws and/or economics either require or encourage funding. On March 4, 2021, the Corporation elected to contribute $545 million to its tax-qualified pension plan, funded by the Corporation's notes receivable from TDCC, and, as a result, increased its estimated total 2021 pension contributions to approximately $550 million, of which $548 million has been contributed through September 30, 2021.

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

The following table provides the components of the Corporation's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Defined Benefit Pension Plans
Service cost	$6	$9	$20	$26
Interest cost	21	28	61	84
Expected return on plan assets	(56)	(50)	(163)	(150)
Amortization of prior service credit	(1)	—	(1)	—
Amortization of net loss	29	27	87	81
Curtailment gain	—	—	(7)	—
Net periodic benefit cost (credit)	$(1)	$14	$(3)	$41

Other Postretirement Benefit Plan
Service cost	$1	$—	$1	$1
Interest cost	—	1	2	4
Amortization of net gain	(1)	(1)	(3)	(4)
Net periodic benefit cost	$—	$—	$—	$1

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

The following table summarizes the fair value of the Corporation's financial instruments at September 30, 2021 and December 31, 2020:

Fair Value of Financial Instruments	Sep 30, 2021				Dec 31, 2020
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$10	$—	$—	$10	$10	$—	$—	$10
Long-term debt including debt due within one year	$(396)	$—	$(145)	$(541)	$(393)	$—	$(120)	$(513)
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

Product and Services Agreements
The following table summarizes UCC’s transactions with TDCC and a TDCC subsidiary related to product and services agreements for the three and nine months ended September 30, 2021 and 2020:

Product and Services Agreements Transactions	Three Months Ended		Nine Months Ended
	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020	Income Statement Classification
In millions
TDCC Subsidiary:
Commodity and raw materials purchases [1]	$382	$270	$1,360	$707	Cost of sales
Commission expense	$4	$5	$16	$16	Sundry income (expense) - net
TDCC:
General administrative and overhead type services and service fee [2]	$12	$7	$47	$23	Sundry income (expense) - net
Activity-based costs	$18	$19	$55	$66	Cost of sales
1.Period-end balances on hand are included in inventory. The increase in purchase costs was primarily due to higher feedstock and energy costs, which includes the impact of Winter Storm Uri in the first quarter of 2021.
2.The increase in services and fees resulted from TDCC's periodic review of the actual cost of services provided to UCC in accordance with related agreements.

Dividends
The following table summarizes cash dividends declared and paid to TDCC for the three and nine months ended September 30, 2021 and 2020:

Cash Dividends Declared and Paid	Three Months Ended		Nine Months Ended
	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
In millions
Cash dividends declared and paid	$78	$25	$118	$187

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

Statements on COVID-19 and U.S. Gulf Coast Freeze and Hurricane Ida
COVID-19
Additional information regarding actions taken by UCC since the onset of the pandemic can be found in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 10-K").

The pandemic caused by coronavirus disease 2019 ("COVID-19") has impacted all geographic regions where UCC's products are produced and sold. Dow Inc. (together, with TDCC and its consolidated subsidiaries, "Dow") directs global safety, crisis management and security protocols for all of Dow's assets and workforce, which includes the assets and workforce of UCC. During this public health crisis, Dow is focused on the health and safety of its employees, contractors, customers and suppliers around the world and maintaining the safe and reliable operations of its manufacturing sites. Although supply disruptions and related logistical issues challenge all modes of transportation, UCC’s manufacturing sites have continued to operate during the COVID-19 pandemic, with no significant impact to manufacturing whether through shutdowns or shortages in labor, raw materials or personal protective equipment. Supply chain and logistical challenges are expected to stabilize in 2022. Contingency plans remain in place in the event of significant impacts from COVID-19 infection resurgences.

A significant number of UCC employees continue to work remotely. The Corporation continues to encourage its workforce to practice safe behaviors both in the workplace and while away from work to help prevent community spread of COVID-19. Dow and the Corporation continue to monitor ongoing mitigation efforts to appropriately implement Dow's comprehensive Return to Workplace plan. UCC sites continue to follow on-site workforce restrictions in accordance with government regulations. Certain locations have implemented advanced phases of Dow's Return to Workplace plan and it is expected that more locations will progress to their next phase as infection rates subside.

U.S. Gulf Coast Freeze and Hurricane Ida
In the first quarter of 2021, Winter Storm Uri had a broad impact on the U.S. Gulf Coast and in particular across the entire state of Texas, which resulted in widespread utility and raw material supply disruptions and industry-wide production outages. UCC's Texas City, Texas, ("Texas City") and Seadrift, Texas, ("Seadrift") operations were severely impacted with significant production disruptions that extended into mid-March at Seadrift and late March at Texas City, primarily due to precautionary shutdowns prior to the arrival of record low temperatures, raw material supply constraints and damage caused by extremely cold temperatures. While not as severely impacted, the Corporation's St. Charles, Louisiana, ("St. Charles") operations initiated certain precautionary shutdowns in anticipation of the record low temperatures and experienced raw material supply disruptions and equipment damage caused by the extreme cold. By March 31, 2021, UCC's ethylene production facilities and all sites were operational. As a result of the winter storm, the product and supply chain impacts created very tight industry supply dynamics which has resulted in higher raw material costs in addition to pricing momentum in certain end-markets.

In anticipation of Hurricane Ida making landfall in Louisiana, the Corporation safely shut down its St. Charles operations in late August 2021. While there was no major structural damage to UCC's production facilities, damage assessments and completion of repairs necessary to restart operations were negatively impacted by widespread utility and infrastructure damage in St. Charles Parish. Personnel completed repairs throughout September and initiated site-wide plant commissioning and start up in late September after power and utilities were restored. St. Charles operations returned to full operational capacity in mid-October 2021. To help local communities address both immediate- and longer-term needs, Dow committed $2 million to support relief and recovery efforts associated with the storm and its aftermath for impacted communities and employees.

RESULTS OF OPERATIONS
Net Sales
Total net sales were $1,275 million in the third quarter of 2021 compared with $842 million in the third quarter of 2020, an increase of 51 percent. Total net sales were $3,604 million for the first nine months of 2021 compared with $2,754 million for the first nine months of 2020, an increase of 31 percent. Net sales to related companies, principally to TDCC, were $1,244 million in the third quarter of 2021 compared with $817 million in the third quarter of 2020, an increase of 52 percent. Net sales to related companies were $3,502 million for the first nine months of 2021 compared with $2,679 million for the first nine months of 2020, an increase of 31 percent. Selling prices to TDCC are determined in accordance with the terms of an agreement between UCC and TDCC.

Average selling price increased 62 percent in the third quarter of 2021 compared with the same quarter last year. Price increased across all product lines, driven by continued supply constraints resulting from the U.S. Gulf Coast freeze and market demand, resulting in higher feedstock and other raw material costs, with the most significant price increases in polyethylene, oxo alcohols and plastics used for wire and cable applications. Volume decreased 11 percent in the third quarter of 2021 compared with the same quarter last year primarily due to the impact of Hurricane Ida, which resulted in the shutdown of the Corporation's St. Charles operations in late August 2021. Volume decreased across almost all product lines with the most significant volume decrease in polyethylene.

In the first nine months of 2021, average selling price increased 40 percent compared with the first nine months of 2020. Price increased across all product lines, driven by continued supply constraints resulting from the U.S. Gulf Coast freeze and market demand, resulting in higher feedstock and other raw material costs, with the most significant price increases in polyethylene, oxo alcohols, plastics used for wire and cable applications, and acrylic monomers. Volume for the first nine months of 2021 decreased 9 percent compared with the first nine months of 2020, with decreases across almost all product lines as Hurricane Ida and freeze-related impacts on the U.S. Gulf Coast severely impacted production, and the Corporation undertook significant planned maintenance turnaround projects. The most significant volume decreases were in oxo alcohols, polyethylene and ethylene oxide/ethylene glycol.

Cost of Sales
Cost of sales was $1,093 million in the third quarter of 2021 compared with $787 million in the third quarter of 2020, an increase of 39 percent, driven by higher feedstock and energy costs, Hurricane Ida related repair and start-up costs totaling approximately $30 million and higher planned maintenance turnaround activity. Cost of sales was $3,338 million for the first nine months of 2021 compared with $2,359 million for the first nine months of 2020, an increase of 42 percent, primarily due to higher feedstock and energy costs; the impact of Winter Storm Uri, which included higher raw material costs and repair and start-up costs totaling approximately $30 million; Hurricane Ida related repair and start-up costs; and a $14 million environmental charge.

Restructuring and Asset Related Charges - Net
On September 30, 2020, the Corporation's Board of Directors ("the Board") approved restructuring actions that were aligned to the structural cost improvement initiatives announced by Dow Inc. in response to the continued economic impact from the pandemic caused by COVID-19. The restructuring program is designed to reduce structural costs and enable the Corporation to further enhance competitiveness while the COVID-19 economic recovery gains traction. This program includes workforce cost reductions and actions to rationalize the Corporation's manufacturing assets. These actions are expected to be substantially complete by the end of 2021.

As a result of these actions, in the third quarter of 2020 the Corporation recorded pretax restructuring charges of $13 million, consisting of severance and related benefit costs of $9 million and asset write-downs and write-offs of $4 million. In the third quarter of 2021, the Corporation recorded a pretax restructuring charge of $1 million for additional severance and related benefit costs.

Sundry Income (Expense) – Net
Sundry income (expense) – net includes a variety of income and expense items such as charges for management services provided by TDCC, non-operating pension and other postretirement benefit plan credits or costs, commissions, gains and losses on sales of investments and assets, losses on early extinguishment of debt and gains and losses on foreign currency exchange.

Sundry income (expense) – net in the third quarter of 2021 was expense of $10 million compared with income of $45 million in the same quarter last year. For the first nine months of 2021, sundry income (expense) – net was expense of $43 million compared with income of $5 million for the first nine months of 2020. The change is primarily the result of significant one-time transactions recorded in the third quarter of 2020, consisting of a pretax gain of $86 million related to the sale of UCC's rail infrastructure operations and assets at its St. Charles and Seadrift sites and a pretax loss of $19 million on the early extinguishment of debt. Additionally, the three and nine months ended September 30, 2021 included non-operating pension benefit plan credits resulting from the announced freeze of plan benefits (effective December 31, 2023) and the impact of the Corporation's elective contribution to its tax-qualified pension plan in 2021, compared with non-operating pension benefit plan costs in the three and nine months ended September 30, 2020, and an increase in charges for management services provided by TDCC in 2021 relative to 2020.

Interest Income
Interest income was $1 million in the third quarter of 2021 and 2020. For the first nine months of 2021, interest income was $2 million compared with $10 million for the first nine months of 2020. The decrease in interest income primarily resulted from the significant drop in interest rates in the first quarter of 2020, reflecting the current interest rate environment and the decrease in the Corporation's notes receivable from related companies.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $5 million in the third quarter of 2021 compared with $7 million in the third quarter of 2020 and $19 million for the first nine months of 2021 compared with $26 million for the first nine months of 2020. The decrease was primarily due to the payment of interest and penalties in May 2020 to settle sales and use tax disputes in Seadrift and Texas City and also reflects reduced interest expense resulting from the redemption of debt in September 2020.

Provision for Income Taxes
The Corporation reported a tax provision of $54 million in the third quarter of 2021, which resulted in an effective tax rate of 34.2 percent compared with $14 million in the third quarter of 2020, which resulted in an effective tax rate of 19.2 percent. For the first nine months of 2021, the Corporation reported a tax provision of $59 million, which resulted in an effective tax rate of 33.0 percent, compared with $73 million for the first nine months of 2020, which resulted in an effective tax rate of 21.1 percent. In the third quarter of 2021, the Corporation recognized an uncertain tax position related to litigation in a foreign jurisdiction which negatively impacted the effective tax rate.

Net Income Attributable to UCC
The Corporation reported net income of $104 million in the third quarter of 2021 compared with $59 million in the third quarter of 2020. The increase in net income was driven by price increases resulting from supply constraints and market demand, partially offset by production disruptions, higher feedstock and energy costs and unplanned repair and start-up costs . Net income for the first nine months of 2021 was $120 million compared with $273 million for the first nine months of 2020. The decrease in net income was driven primarily by production disruptions, higher feedstock and energy costs, and unplanned repair and start-up costs.

Capital Expenditures
Capital expenditures in the third quarter of 2021 were $32 million compared with $34 million in the third quarter of 2020 and $85 million for the first nine months of 2021 compared with $99 million for the first nine months of 2020. Capital expenditures decreased as spending for U.S. Gulf Coast projects and site infrastructure projects continues to trend down and the Corporation continues to limit capital expenditures to retain the financial strength of the Corporation while the COVID-19 economic recovery continues.

Pension Plan Changes
On March 4, 2021, TDCC announced changes to the design of its U.S. tax-qualified and non-qualified pension plans, including the plans of the Corporation (the “UCC Plans”) and, effective December 31, 2023, the Corporation will freeze the pensionable compensation and credited service amounts used to calculate pension benefits for employees who participate in the plans. Additionally, the Corporation contributed $545 million to its tax-qualified pension plan, of which $81 million was anticipated to satisfy minimum required contributions based on the pre‑existing plan design and market conditions at December 31, 2020.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2021	2020
Claims unresolved at Jan 1	9,126	11,117
Claims filed	3,177	3,623
Claims settled, dismissed or otherwise resolved	(3,340)	(5,099)
Claims unresolved at Sep 30	8,963	9,641
Claimants with claims against both UCC and Amchem	(2,312)	(3,168)
Individual claimants at Sep 30	6,651	6,473

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

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at September 30, 2021.

Dividends
On a quarterly basis, the Board reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. In the third quarter of 2021, the Corporation declared and paid a cash dividend of $78 million to TDCC ($118 million for the first nine months of 2021). In the third quarter of 2020, the Corporation declared and paid a cash dividend of $25 million to TDCC ($187 million for the first nine months of 2020). On October 19, 2021, the Board approved a dividend to TDCC of $170 million, payable on or before December 30, 2021.

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

Union Carbide Corporation and Subsidiaries PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters
No material developments in asbestos-related matters occurred in the first nine months of 2021. For a current status of asbestos-related matters, see Note 6 to the Consolidated Financial Statements.

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

UNION CARBIDE CORPORATION

Date:	October 22, 2021

/s/ RONALD C. EDMONDS
Ronald C. Edmonds Controller and Vice President of Controllers and Tax The Dow Chemical Company Authorized Representative of Union Carbide Corporation

/s/ IGNACIO MOLINA
Ignacio Molina Vice President, Treasurer and Chief Financial Officer