Form 10-K
period 2021-12-31
UNION CARBIDE CORP /NEW/
filed 2022-02-04
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
☐ Yes    ☑ No

At February 4, 2022, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE
None

Union Carbide Corporation

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2021

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

Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section of this Annual Report on Form 10-K titled "Risk Factors." These are not the only risks and uncertainties that the Corporation faces. There may be other risks and uncertainties that the Corporation is unable to identify at this time or that it does not currently expect to have a material impact on its business. If any of those risks or uncertainties develops into an actual event, it could have a material adverse effect on the Corporation’s business. The Corporation assumes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

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

PATENTS, LICENSES AND TRADEMARKS
The Corporation continually applies for and obtains U.S. and foreign patents that relate to a wide variety of products and processes, has a substantial number of pending patent applications throughout the world and is licensed under a number of patents. At December 31, 2021, the Corporation owned 69 active U.S. patents and 388 active foreign patents related to a wide variety of products and processes. These patents expire as follows:

Remaining Life of Patents Owned at Dec 31, 2021	United States	Rest of World
Within 5 years	13	76
6 to 10 years	45	288
11 to 15 years	10	24
16 to 20 years	1	—
Total	69	388

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

OTHER ACTIVITIES
Dividends
On a quarterly basis, the Corporation's Board of Directors ("Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. The Corporation declared and paid cash dividends to TDCC of $288 million in 2021 and $362 million in 2020. On February 1, 2022, the Board approved a dividend to TDCC of $225 million, payable on or before March 25, 2022.

ITEM 1A. RISK FACTORS
The factors described below represent the Corporation's principal risks.

CLIMATE CHANGE - RELATED RISKS
Climate Change: Climate change-related risks and uncertainties, legal or regulatory responses to climate change and a failure of TDCC's parent company, Dow Inc., to meet its climate change commitments could negatively impact the Corporation’s results of operations and/or financial condition.
UCC sells substantially all of its products to TDCC in order to simplify the worldwide customer interface process and, as a result, the Corporation is subject to many of the same global risk factors facing TDCC and its parent company, Dow Inc., including those presented by climate change. The Corporation is subject to increasing climate change-related risks and uncertainties, many of which are outside of its control. Climate change may result in more frequent severe weather events, potential changes in precipitation patterns and extreme variability in weather patterns, which can disrupt the operations of the Corporation as well as those of its customers, end-use customers, partners and vendors.

The transition to lower emissions technology, the effects of carbon pricing and changes in public sentiment, regulations, taxes, mandates or requirements and increases in climate-related lawsuits, insurance premiums and implementation of more robust disaster recovery and business continuity plans could increase costs to maintain or resume the Corporation’s operations, which would negatively impact the Corporation’s results of operations.

In 2020, Dow Inc. announced commitments to reduce its net annual carbon emissions by approximately 15 percent compared with its 2020 baseline by 2030 and its intention to be carbon neutral by 2050. Execution and achievement of these commitments within the currently projected costs and expected timeframes may impact the Corporation's operations and are also subject to risks and uncertainties which include, but are not limited to: advancement, availability, development and affordability of technology necessary to achieve these commitments; unforeseen design, operational and technological difficulties; availability of necessary materials and components; adapting products to end-use customer preferences and end-use customer acceptance of sustainable supply chain solutions; changes in public sentiment and political leadership; the ability of Dow Inc. and its consolidated subsidiaries to comply with changing regulations, taxes, mandates or requirements related to greenhouse gas emissions or other climate-related matters; and the pace of regional and global recovery from the pandemic caused by coronavirus disease 2019 ("COVID-19"). Given the focus on sustainable investing, if Dow Inc. fails to meet its climate change commitments within the committed timeframe and adopt policies and practices to enhance sustainability, Dow Inc.'s reputation and its customer and other stakeholder relationships could be negatively impacted and it may be more difficult for Dow Inc. and its consolidated subsidiaries to compete effectively or gain access to financing on acceptable terms when needed, which would have an adverse effect on the Corporation’s results of operations.

COVID-19 PANDEMIC - RELATED RISKS
Public Health Crisis: A public health crisis or global outbreak of disease, including the pandemic caused by COVID-19 has had, and could continue to have, a negative effect on the Corporation's manufacturing operations, supply chain and workforce, creating disruptions that could continue to have a substantial negative impact on the Corporation’s results of operations, financial condition and cash flows.
UCC sells substantially all of its products to TDCC in order to simplify the worldwide customer interface process and, as a result, the Corporation is subject to many of the same global risk factors facing TDCC, including those presented by COVID-19. The pandemic caused by COVID-19, including existing and new variants, has impacted all geographic regions where UCC's products are produced and sold. The global, regional and local spread of COVID-19 has resulted in significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions and/or bans, mask and vaccination mandates, restrictions on large gatherings and restricted access to certain corporate facilities and manufacturing sites. Uncertainty with respect to the severity and duration of the COVID-19 pandemic, coupled with oil price fluctuations due in part to the global spread of COVID-19 and the continued increase in global cases, has contributed to the volatility of financial markets. While the severity and duration of the COVID-19 pandemic in key geographic regions and end-markets cannot be reasonably estimated at this time, impacts to the Corporation include, but are not limited to: a decrease in demand for certain Corporation products; price declines; reduced profitability; supply chain disruptions impeding the Corporation’s ability to ship and/or receive product; temporary idling or permanent closure of select manufacturing facilities and/or manufacturing assets; asset impairment charges; interruptions or limitations to manufacturing operations imposed by local, state or federal governments; workforce absenteeism and distraction; labor shortages; increased cyber security risk and data accessibility disruptions due to remote working arrangements; and workforce reductions. Additional risks may include, but are not limited to: shortages of key raw materials; additional asset impairment charges; increased obligations related to the Corporation’s pension and other postretirement benefit plans; and tax valuation allowances. Disruptions and market volatility resulting from the COVID-19 pandemic have had and could have a substantial negative impact on the Corporation’s results of operations, financial condition and cash flows. The adverse impact of the COVID-19 pandemic on the Corporation may also have the effect of heightening many of the other risks described in this "Risk Factors" section.

MACROECONOMIC RISKS
Global Economic Considerations: The Corporation operates in a global, competitive environment, which gives rise to operating and market risk exposure.
The Corporation sells substantially all of its products to TDCC, which operates in a competitive, global environment, and competes worldwide for sales. Increased levels of competition could result in lower prices or lower sales volume, which could have a negative impact on the Corporation's results of operations. Sales of TDCC's products are also subject to extensive federal, state, local and foreign laws and regulations; trade agreements; import and export controls; taxes; and duties and tariffs. The imposition of additional regulations, controls, taxes; and duties and tariffs or changes to bilateral and regional trade agreements could result in lower sales volume, which could negatively impact the Corporation's results of operations.

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
The Corporation is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, climate change, greenhouse gas emissions and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At December 31, 2021, the Corporation had accrued obligations of $148 million ($133 million at December 31, 2020) for probable environmental remediation and restoration costs, including $23 million ($18 million at December 31, 2020) for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Corporation's operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities. For additional information, see Part II, Item 7. Other Matters, Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. At December 31, 2021, the Corporation's total asbestos-related liability for pending and future claims, including future defense and processing costs, was $1,016 million ($1,098 million at December 31, 2020). See Notes 1 and 14 to the Consolidated Financial Statements for more information on asbestos-related matters.

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

Plastic Waste: Increased concerns regarding plastic waste in the environment, consumers selectively reducing their consumption of plastic products, a lack of plastic waste collection and recycling infrastructure, or new or more restrictive regulations and rules related to plastic waste could reduce demand for the Corporation’s plastic products and could negatively impact the Corporation’s financial results.
Local, state, federal and foreign governments have been increasingly proposing regulations to address the global plastic waste challenge, including, but not limited to, extended producer responsibility fees, a Global Plastics Treaty and bans on non-essential items. These regulations on plastic waste drive demand toward plastic solutions that are recyclable, reusable, made with recycled content and/or renewable raw materials. In addition, without proper waste collection and recycling infrastructure at scale, plastics have faced increased public scrutiny due to negative coverage of plastic waste in the environment, including the world’s oceans and rivers. Substantially all of the Corporation's sales are to TDCC, which is one of the world’s largest producers of plastics. Therefore, increased pressure on the use of plastics, despite positive carbon benefits and essential functions such as food preservation and medical uses, could cause reduced demand for the Corporation’s polyethylene products which could negatively impact the Corporation's financial condition, results of operations and cash flows.

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

Major hurricanes and other weather-related events have caused significant disruption in UCC's operations on the U.S. Gulf Coast, logistics across the region, and the supply of certain raw materials, which had an adverse impact on volume and cost for some of UCC's products. Due to the Corporation's substantial presence on the U.S. Gulf

Coast, similar severe weather conditions or other natural phenomena in the future could negatively impact UCC's results of operations.

Cyber Threat: The risk of loss of the Corporation's trade secrets, know-how or other sensitive business information or disruption of operations could negatively impact the Corporation's financial results.
Cyber-attacks or security breaches could compromise confidential, business critical information, cause a disruption in the Corporation's operations or harm the Corporation's reputation. The Corporation has attractive information assets, including trade secrets, know-how and other sensitive, business critical information. While the Corporation has a comprehensive cyber-security program that is continuously reviewed, maintained and upgraded, a significant cyber-attack could result in the loss of critical business information and/or could negatively impact operations, which could have a negative impact on the Corporation's financial results.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pursuant to General Instruction I of Form 10-K "Omission of Information by Certain Wholly-Owned Subsidiaries," this section includes only management's narrative analysis of the results of operations for the year ended December 31, 2021, the most recent fiscal year, compared with the year ended December 31, 2020, the fiscal year immediately preceding it.

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

Statement on COVID-19 and U.S. Gulf Coast Freeze and Hurricane Ida
COVID-19
The pandemic caused by coronavirus disease 2019 ("COVID-19") has impacted all geographic regions where UCC’s products are produced and sold. Dow Inc. (together, with TDCC and its consolidated subsidiaries, “Dow”) directs global safety, crisis management and security protocols for all of Dow’s assets and workforce, which includes the assets and workforce of UCC. Throughout this public health crisis, Dow has been focused on the health and safety of its employees, contractors, customers and suppliers around the world and maintaining safe and reliable operations of its manufacturing sites. Although supply disruptions and related logistics issues have posed challenges across all modes of transportation, UCC’s manufacturing sites have continued to operate during the COVID-19 pandemic, with no significant impact to manufacturing whether through shutdowns or shortages in labor, raw materials or personal protective equipment. Contingency plans remain in place in the event of significant impacts from COVID-19 infection resurgences.

In January 2022, the Corporation opened all sites and locations to employees, as permitted by local regulations, while continuing to require various health and safety measures to be followed. UCC sites continue to follow any on-site workforce restrictions in accordance with government regulations and a significant number of UCC employees continue to work remotely. The Corporation continues to encourage its workforce to practice safe behaviors in the workplace and while away from work to help prevent community spread of COVID-19.

Additional information regarding the risks associated with the COVID-19 pandemic can be found in this report in Part 1, Item 1A, Risk Factors.

U.S. Gulf Coast Freeze and Hurricane Ida
In the first quarter of 2021, Winter Storm Uri had a broad impact on the U.S. Gulf Coast and in particular across the entire state of Texas, which resulted in widespread utility and raw material supply disruptions and industry-wide production outages. UCC's Texas City, Texas, ("Texas City") and Seadrift, Texas, ("Seadrift") operations were severely impacted with significant production disruptions that extended into mid-March at Seadrift and late March at Texas City, primarily due to precautionary shutdowns prior to the arrival of record low temperatures, raw material supply constraints and damage caused by extremely cold temperatures. While not as severely impacted, the Corporation's St. Charles, Louisiana, ("St. Charles") operations initiated certain precautionary shutdowns in anticipation of the record low temperatures and experienced raw material supply disruptions and equipment damage caused by the extreme cold. By March 31, 2021, UCC's ethylene production facilities and all sites were operational. As a result of the winter storm, the product and supply chain impacts created very tight industry supply dynamics which resulted in higher raw material costs in addition to pricing momentum in certain end-markets.

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

RESULTS OF OPERATIONS
Net Sales
Total net sales for 2021 were $5,105 million, compared with net sales of $3,703 million in 2020, an increase of 38 percent. Net sales to related companies, principally to TDCC, were $4,951 million for 2021, compared with $3,574 million for 2020, an increase of 39 percent. Selling prices to TDCC are determined in accordance with the terms of an agreement between UCC and TDCC.

Average selling price increased 46 percent in 2021 compared with 2020 with price increases across all product lines, driven by market demand and supply constraints resulting from the U.S. Gulf Coast freeze and Hurricane Ida, with the largest increases in polyethylene, oxo alcohols, plastics for wire and cable applications, acrylic monomers and glycol ethers. Volume decreased 8 percent in 2021 compared with 2020, with decreases across almost all product lines as Hurricane Ida and freeze-related impacts on the U.S. Gulf Coast severely impacted production, and the Corporation undertook significant planned maintenance turnaround projects. The most significant volume decreases were in polyethylene, oxo alcohols and ethylene oxide/ethylene glycol.

Cost of Sales
Cost of sales in 2021 was $4,463 million, up 38 percent from $3,245 million in 2020. The increase in cost of sales was driven by higher feedstock, energy and raw material costs; weather-related repair and start-up costs totaling $109 million; higher planned maintenance turnaround activity; and a $14 million environmental-related charge. These cost increases were partially offset by insurance recoveries of $114 million for incurred asset and other costs and lost sales and margins due to the severe weather events on the U.S. Gulf Coast.

Restructuring and Asset Related Charges - Net
2020 Restructuring Program
On September 30, 2020, the Board approved restructuring actions that were aligned to the structural cost improvement initiatives announced by Dow Inc. in response to the continued economic impact from the pandemic caused by COVID-19. The restructuring program was designed to reduce structural costs and enable the Corporation to further enhance competitiveness while the COVID-19 economic recovery gained traction. This program included workforce cost reductions and actions to rationalize the Corporation's manufacturing assets. These actions were substantially complete by the end of 2021.

In 2020, the Corporation recorded pretax restructuring charges of $13 million, consisting of severance and related benefit costs of $9 million and asset write-downs and write-offs of $4 million. In 2021, the Corporation recorded pretax restructuring charges of $1 million for additional severance and related benefit costs.

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

Sundry income (expense) - net for 2021 was expense of $53 million, compared with income of $168 million in 2020. The change is primarily the result of significant one-time transactions in 2020, consisting of a pretax gain of $185 million related to the sale of UCC's marine and terminal operations and assets at its site in St. Charles, and a pretax gain of $86 million related to the sale of UCC's rail infrastructure operations and assets at its St. Charles and Seadrift sites, partially offset by a pretax loss of $19 million on the early extinguishment of debt. Additionally, sundry income (expense) – net for 2021 included non-operating pension benefit plan credits resulting from the announced freeze of plan benefits (effective December 31, 2023) and the impact of the Corporation's elective contribution to its tax-qualified pension plan in 2021, compared with non-operating pension benefit plan costs in 2020, and an increase in charges for management services provided by TDCC in 2021 relative to 2020, partially offset by a gain on the sale of property. See Notes 5, 7, 13, 17 and 19 to the Consolidated Financial Statements for additional information.

Interest Income
Interest income for 2021 was $2 million, compared with $12 million in 2020. The decrease primarily resulted from the significant drop in interest rates in the first quarter of 2020, reflecting the current interest rate environment and the decrease in the Corporation's notes receivable from related companies. See Note 19 to the Consolidated Financial Statements for additional information related to the Corporation's cash management activities.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $27 million in 2021 compared with $33 million in 2020. The decrease was primarily due to the payment of interest and penalties in May 2020 to settle sales and use tax disputes in Seadrift and Texas City and also reflects reduced interest expense resulting from the redemption of debt in September 2020. See Note 13 to the Consolidated Financial Statements for additional information related to the Corporation's debt financing activities.

Provision for Income Taxes
The Corporation reported a tax provision of $154 million in 2021, which resulted in an overall effective tax rate of 29.1 percent. In 2021, the Corporation recognized additional charges related to state and local jurisdictions and an uncertain tax position related to litigation in a foreign jurisdiction which negatively impacted the effective tax rate. In 2020, the Corporation reported a tax provision of $130 million, which resulted in an overall effective tax rate of 23.3 percent. The tax rate for 2020 was unfavorably impacted by an accrual to return adjustment. The underlying factors affecting UCC's overall effective tax rates are summarized in Note 8 to the Consolidated Financial Statements.

Net Income Attributable to UCC
The Corporation reported net income of $375 million in 2021, compared with net income of $427 million in 2020.

Capital Expenditures
Capital spending in 2021 was $121 million, compared with $135 million in 2020. Capital spending decreased as spending for U.S. Gulf Coast projects and site infrastructure projects continued to trend down.

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

Environmental Matters
The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. At December 31, 2021, the Corporation had accrued obligations of $148 million for probable environmental remediation and restoration costs, including $23 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. For further discussion, see Environmental Matters in Notes 1 and 14 to the Consolidated Financial Statements.

Pension Plans and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could have been settled at December 31, 2021, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note 17 to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

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

The Corporation determines the expected long-term rate of return on plan assets by performing a detailed analysis of key economic and market factors driving historical returns for each asset class and formulating a projected return based on factors in the current environment. Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads, and other valuation measures and market metrics. The expected long-term rate of return for each asset class is then weighted based on the strategic asset allocation approved by the governing body for each plan. The Corporation's historical experience with the pension fund asset performance is also considered. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2021 and 2020 was 6.8 percent. This assumption will also be used for determining 2022 net periodic pension expense. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Corporation's pension plans.

The discount rates utilized to measure the pension and other postretirement benefit obligations are based on the yield on high-quality corporate fixed income investments at the measurement date. Future expected actuarially determined cash flows for the plans are individually discounted at the spot rates under the Willis Towers Watson U.S. RATE:Link 60-90 corporate yield curve (based on 60th to 90th percentile high-quality corporate bond yields) to arrive at the plan’s obligations as of the measurement date. The weighted-average discount rate utilized to measure pension obligations was 2.94 percent at December 31, 2021 and 2.53 percent at December 31, 2020.

The value of the qualified plan assets totaled $3.6 billion at December 31, 2021, an increase from $3.1 billion at December 31, 2020. The underfunded status of the qualified plan decreased by $803 million at December 31, 2021, compared with December 31, 2020. The Corporation contributed $547 million to the qualified plan in 2021.

The assumption for the long-term rate of increase in compensation levels was 4.25 percent at December 31, 2021 and 2020. Since 2002, the Corporation has used a generational mortality table to determine the duration of its pension and other postretirement obligations.

The Corporation bases the determination of pension expense on a market-related valuation of plan assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2021, $145 million of net gains remain to be recognized in the calculation of the market-related value of plan assets. These net gains will result in decreases in future pension expense as they are recognized in the market-related value of assets.

The net increase in the market-related value of assets due to the recognition of prior gains is presented in the following table:

Net Increase in Market-Related Asset Value Due to Recognition of Prior Gains
In millions
2022	$27
2023	83
2024	32
2025	3
Total	$145

Exclusive of a one-time curtailment gain recognized in 2021, the Corporation expects pension expense to increase in 2022 by approximately $5 million, driven by higher service and interest costs.

A 25 basis point adjustment in the long-term return on assets assumption would change the Corporation's total pension expense for 2022 by $8 million. A 25 basis point adjustment in the discount rate assumption would have an immaterial impact on total pension expense for 2022.

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

At December 31, 2021, the Corporation had a net deferred tax asset balance of $288 million, after valuation allowances of $12 million. In evaluating the ability to realize the deferred tax assets, the Corporation relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

At December 31, 2021, the Corporation had deferred tax assets for tax loss and tax credit carryforwards of $23 million, of which $16 million is subject to expiration in the years 2022 through 2026. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Corporation needs taxable income of approximately $1,136 million across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration between 2022 and 2026 is $1,032 million.

The Corporation recognizes the financial statement effects of an uncertain tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. At December 31, 2021, the Corporation had a liability for uncertain tax positions of $8 million. For additional information, see Note 8 to the Consolidated Financial Statements.

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

Dow believes third-party verification and transparent public reporting are cornerstones of world-class EH&S performance and building public trust. Numerous Dow sites in Europe, Latin America, Asia Pacific and the U.S. & Canada, including UCC sites, have received third-party verification of compliance with Responsible Care® and with outside specifications such as ISO-14001. Dow continues to be a global champion of Responsible Care® and has worked to broaden the application and impact of Responsible Care® around the world through engagement with suppliers, customers and joint venture partners.

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

UCC is a Responsible Care® company and adheres to the Responsible Care® Security Code, which requires that all aspects of security - including facility, transportation and cyberspace - be assessed and gaps addressed. Through global implementation of the Security Code, including voluntary security enhancements and upgrades, UCC has permanently heightened its level of security - not just in the United States, but worldwide. Further, the Corporation’s Distribution Risk Review process addresses potential threats in all modes of transportation across the supply chain. In 2019, Dow Inc. established its Global Security Operations Center ("GSOC") to provide 24-hour/day, 365-day/year real-time monitoring of global risks to Dow Inc. assets and people, which includes UCC assets and people. The GSOC employs state-of-the-art social media monitoring, threat reporting and geo-fencing capabilities to analyze global risks and report those risks, facilitating decision-making and actions to prevent Dow Inc. and UCC crises.

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

Transition Risks
Transition Risks include carbon pricing mechanisms, a transition to lower emissions technology, increased cost of raw materials, and mandates on and regulation of existing products and services. Carbon pricing is a market-based strategy to address climate change by putting a monetary value on greenhouse gas emissions, allowing for the costs of climate impacts and opportunities for low-carbon energy options to be reflected in production and consumption choices.

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

Advancing a Circular Economy
Transitioning to a circular economy is vital to both preserving and protecting Earth’s natural resources and to the success of Dow's businesses, which encompasses UCC's operations. To help advance a circular economy, Dow invests in new product technology, value chain partnerships, business models and waste management infrastructure to discover and scale sustainable solutions that extend the useful life of materials and the resources that are used to make them. In 2020, Dow announced "stop the waste" and "close the loop" goals to address plastic waste. Dow's “stop the waste” goal is Dow's commitment to invest and/or collaborate in key technologies and infrastructure to significantly increase global recycling. Dow's “close the loop” goal is Dow's commitment to work directly with its customers, brand owners and the value chain to help customers redesign and promote reusable or recyclable packaging applications where there is a clear environmental benefit. As a significant component of Dow's plastics business, UCC is a key participant in Dow's efforts in advancing a circular economy.

Environmental Remediation
UCC accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note 1 to the Consolidated Financial Statements. To assess the impact on the consolidated financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had an accrued liability of $125 million at December 31, 2021 and $115 million at December 31, 2020, related to the remediation of current or former UCC-owned sites.

In addition to current and former UCC-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as "Superfund Law"), UCC is liable for remediation of other hazardous waste sites where UCC allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Because Superfund Law imposes joint and several liability upon each party at a site, UCC has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties ("PRPs") at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management's estimate of the Corporation's remaining liability for the remediation of Superfund sites was $23 million at December 31, 2021 and $18 million at December 31, 2020, which has been accrued, although the ultimate cost with respect to these sites could exceed that amount. The Corporation has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites	UCC-owned Sites [1]		Superfund Sites [2]
	2021	2020	2021	2020
Number of sites at Jan 1	25	25	66	67
Sites added during year	1	—	1	—
Sites closed during year	—	—	(1)	(1)
Number of sites at Dec 31	26	25	66	66
1.UCC-owned sites are sites currently or formerly owned by UCC. In the United States, remediation obligations are imposed by the Resource Conservation and Recovery Act or analogous state law.
2.Superfund sites are sites, including sites not owned by UCC, where remediation obligations are imposed by Superfund Law.

In total, the Corporation's accrued liability for probable environmental remediation and restoration costs was $148 million at December 31, 2021, compared with $133 million at December 31, 2020. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation's management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation's results of operations, financial condition and cash flows.

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

The amounts charged to income on a pretax basis related to environmental remediation totaled $47 million in 2021, $49 million in 2020 and $93 million in 2019. The amounts charged to income on a pretax basis related to operating the Corporation's pollution abatement facilities, excluding internal recharges, totaled $101 million in 2021, $98 million in 2020 and $109 million in 2019. Capital expenditures for environmental protection were $8 million in 2021, $5 million in 2020 and $11 million in 2019. In addition, the Corporation has committed to installing and operating additional air pollution control and monitoring technology on its steam-assisted flares at its olefins manufacturing facility in St. Charles. These installations are expected to result in additional capital expenditures of approximately $105 million, to be completed over the next several years.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2021	2020	2019
Claims unresolved at Jan 1	9,126	11,117	12,780
Claims filed	4,233	4,857	5,743
Claims settled, dismissed or otherwise resolved	(4,612)	(6,848)	(7,406)
Claims unresolved at Dec 31	8,747	9,126	11,117
Claimants with claims against both UCC and Amchem	(2,139)	(2,904)	(3,837)
Individual claimants at Dec 31	6,608	6,222	7,280

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

Debt Covenants and Default Provisions
The Corporation's outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation's size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at December 31, 2021.

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

UCC uses value-at-risk ("VAR"), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Corporation is a variance/covariance model. This model uses a 97.5 percent confidence level and includes at least one year of historical data. The 2021 and 2020 year-end and average daily VAR for the aggregate of all positions are shown below:

Total Daily VAR at Dec 31	2021		2020
In millions	Year-end	Average	Year-end	Average
Interest rate	$3	$3	$3	$4

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of Union Carbide Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Union Carbide Corporation and subsidiaries (the "Corporation") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Asbestos- Refer to Notes 1 and 14 to the Financial Statements

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

The Corporation considers the following summarized assumptions and judgments in arriving at the estimated liability:

•The average resolution value calculated by the Corporation to settle each pending and future claim
•The Corporation’s estimation of the number of pending and future claims
•The curve of how claims will occur over the estimated period through the terminal year
•The estimated terminal year 2049 (date at which future claims will cease)
•The acceptance rate applied to estimated future claims (the rate at which claims will be resolved with payment)

Given the significant judgments made by management to estimate the asbestos liability, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to average resolution value of pending and future claims, curve of how claims will occur, and estimated terminal date required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimate and assumptions of the asbestos liability included the following, among other procedures:

•We tested the effectiveness of controls related to the asbestos liability including management’s controls over the determination of average resolution value of pending and future claims, estimated number of claims, valuation of future claims, curve of how claims will occur, the estimated terminal date and the acceptance rate applied to estimated future claims.
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
•With the assistance of our actuarial specialists, we independently developed scenario-adjusted estimates of the asbestos-related liabilities, including loss data and industry claim development factors, and compared our estimates to management’s estimates.
•We read external information included in regulatory filings and news releases to search for contradictory evidence.

/s/ DELOITTE & TOUCHE LLP
Midland, Michigan
February 4, 2022

We have served as the Corporation's auditor since 2001.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

(In millions) For the years ended Dec 31,	2021	2020	2019
Net trade sales	$154	$129	$138
Net sales to related companies	4,951	3,574	4,239
Total net sales	5,105	3,703	4,377
Cost of sales	4,463	3,245	3,500
Research and development expenses	25	24	25
Selling, general and administrative expenses	9	9	4
Restructuring and asset related charges - net	1	15	79
Integration and separation costs	—	—	2
Sundry income (expense) - net	(53)	168	(82)
Interest income	2	12	36
Interest expense and amortization of debt discount	27	33	30
Income before income taxes	529	557	691
Provision for income taxes	154	130	64
Net income attributable to Union Carbide Corporation	$375	$427	$627
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For the years ended Dec 31,	2021	2020	2019
Net income attributable to Union Carbide Corporation	$375	$427	$627
Other comprehensive income (loss), net of tax
Cumulative translation adjustments	2	1	1
Pension and other postretirement benefit plans	217	(106)	(105)
Total other comprehensive income (loss)	219	(105)	(104)
Comprehensive income attributable to Union Carbide Corporation	$594	$322	$523
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

(In millions, except share amounts) At Dec 31,	2021	2020
Assets
Current Assets
Cash and cash equivalents	$11	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2021: $—; 2020: $—)	49	33
Related companies	1,394	698
Other	29	20
Income taxes receivable	306	337
Notes receivable from related companies	988	1,660
Inventories	250	223
Other current assets	41	17
Total current assets	3,068	2,999
Investments
Investments in related companies	237	237
Other investments	22	22
Noncurrent receivables	83	124
Noncurrent receivables from related companies	68	66
Total investments	410	449
Property
Property	7,168	7,089
Less accumulated depreciation	5,960	5,824
Net property	1,208	1,265
Other Assets
Intangible assets (net of accumulated amortization 2021: $103; 2020: $97)	13	16
Operating lease right-of-use assets	122	123
Deferred income tax assets	288	494
Deferred charges and other assets	47	29
Total other assets	470	662
Total Assets	$5,156	$5,375
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$30	$33
Long-term debt due within one year	3	2
Accounts payable:
Trade	362	229
Related companies	622	409
Other	27	28
Operating lease liabilities - current	20	19
Income taxes payable	25	23
Asbestos-related liabilities - current	85	85
Accrued and other current liabilities	171	139
Total current liabilities	1,345	967
Long-Term Debt	392	391
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	491	1,340
Asbestos-related liabilities - noncurrent	931	1,013
Operating lease liabilities - noncurrent	103	105
Other noncurrent obligations	230	201
Total other noncurrent liabilities	1,755	2,659
Stockholders' Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	141	141
Retained earnings	3,074	2,987
Accumulated other comprehensive loss	(1,551)	(1,770)
Union Carbide Corporation's stockholders' equity	1,664	1,358
Total Liabilities and Equity	$5,156	$5,375
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended Dec 31,	2021	2020	2019
Operating Activities
Net income attributable to Union Carbide Corporation	$375	$427	$627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202	210	204
Provision (credit) for deferred income tax	140	46	(10)
Net (gain) loss on sales of property and investments	(6)	(271)	6
Restructuring and asset related charges - net	1	15	79
Net periodic pension benefit cost (credit)	(5)	56	52
Pension contributions	(549)	(2)	(2)
Net loss on early extinguishment of debt	—	19	—
Other, net	11	—	—
Changes in assets and liabilities:
Accounts and notes receivable	(22)	(6)	13
Related company receivables	(24)	(194)	105
Inventories	(48)	33	23
Accounts payable	132	28	(51)
Related company payables	210	24	(121)
Asbestos-related payments	(82)	(67)	(95)
Other assets and liabilities	71	(42)	(82)
Cash provided by operating activities	406	276	748
Investing Activities
Capital expenditures	(121)	(135)	(196)
Change in noncurrent receivable from related company	(2)	—	(13)
Proceeds from sales of property	7	330	21
Proceeds from sales of investments	—	—	4
Cash provided by (used for) investing activities	(116)	195	(184)
Financing Activities
Dividends paid to parent	(288)	(362)	(570)
Changes in short-term notes payable	—	(6)	5
Payments on long-term debt	(2)	(84)	(1)
Transaction financing, debt issuance and other costs	—	(19)	—
Cash used for financing activities	(290)	(471)	(566)
Summary
Increase (decrease) in cash and cash equivalents	—	—	(2)
Cash and cash equivalents at beginning of year	11	11	13
Cash and cash equivalents at end of year	$11	$11	$11
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

(In millions) For the years ended Dec 31,	2021	2020	2019
Common Stock
Balance at beginning and end of period	$—	$—	$—
Additional Paid-in Capital
Balance at beginning of period	141	141	138
Capital contribution from The Dow Chemical Company	—	—	3
Balance at end of period	141	141	141
Retained Earnings
Balance at beginning of period	2,987	2,922	3,338
Net income attributable to Union Carbide Corporation	375	427	627
Dividends declared	(288)	(362)	(1,042)
Other	—	—	(1)
Balance at end of period	3,074	2,987	2,922
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,770)	(1,665)	(1,561)
Other comprehensive income (loss)	219	(105)	(104)
Balance at end of period	(1,551)	(1,770)	(1,665)
Union Carbide Corporation's Stockholder's Equity	$1,664	$1,358	$1,398
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

Certain reclassifications of prior period amounts have been made to conform to the current year presentation.

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

Impairment and Disposal of Long-Lived Assets
The Corporation evaluates long-lived assets (property, finite-lived intangible assets and right-of-use assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When undiscounted future cash flows are not expected to be sufficient to recover an asset's carrying amount, the asset is written down to its fair value based on bids received from third parties or a discounted cash flow analysis based on market participant assumptions.

Long-lived assets to be disposed of by sale, if material, are classified as held for sale and reported at the lower of carrying amount or fair value less cost to sell, and depreciation/amortization is ceased. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of and reported at the lower of carrying amount or fair value, and depreciation/amortization is recognized over the remaining useful life of the assets.

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

NOTE 4 - REVENUE
Substantially all of the Corporation's revenue is generated by sales of products, primarily to TDCC. Products are sold to and purchased from TDCC at prices determined in accordance with the terms of an agreement between UCC and TDCC. The Corporation sells its products to TDCC to simplify the customer interface process.

Substantially all product sale contracts are short-term in nature and have original expected durations of one year or less. Revenue from product sales is recognized when TDCC or the trade customer obtains control of the Corporation’s product, which occurs at a point in time, typically at the time production is complete or product is shipped FOB from UCC’s manufacturing facility for sales to TDCC, or upon shipment for sales to trade customers. The Corporation’s payment terms are on average 30 to 60 days after invoicing. All shipping and handling activities that occur after control transfers to the customer are considered fulfillment activities. Certain long-term contracts include a series of distinct goods that are delivered continuously to the customer through a pipeline. For these types of product sales, the Corporation invoices the customer in an amount that directly corresponds with the value to the customer of the Corporation’s performance to date. As a result, revenue is recognized based on the amount billable to the customer in accordance with the right to invoice practical expedient.

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

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 19 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $35 million at December 31, 2021 ($40 million at December 31, 2020), of which $2 million ($5 million at December 31, 2020) was included in "Accrued and other current liabilities" and $33 million ($35 million at December 31, 2020) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

NOTE 5 - DIVESTITURES
Divestiture of Rail Infrastructure Operations and Assets
On July 2, 2020, TDCC entered into a definitive agreement to sell its rail infrastructure operations and assets at certain sites in the U.S. and Canada to an affiliate of Watco Companies, L.L.C. ("Watco affiliate") and the transaction closed September 30, 2020. As part of this transaction, UCC sold certain related operations and assets, including existing agreements to provide rail services to unrelated third parties, located at its sites in St. Charles, Louisiana ("St. Charles"), and Seadrift, Texas, with a net book value of $9 million, to the Watco affiliate. UCC retained ownership of the sites and underlying real property where the divested operations are located. UCC and the Watco affiliate entered into mutual long-term service agreements designed to ensure the continuation of rail services for UCC's existing operations at the impacted sites. The rail-service agreements include variable fees that have an initial term of 25 years. As part of the sale, UCC received proceeds of $95 million from TDCC, subject to customary post-closing adjustments, and recognized a pretax gain on the sale of $86 million, included in "Sundry income (expense) - net" in the consolidated statements of income. See Note 19 for more information on the cash management process.

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

Divestiture of Acetone Derivatives Assets
On November 1, 2019, the Corporation completed the sale of its acetone derivatives product line to ALTIVIA Ketones & Additives, LLC for net proceeds of $17 million. The sale included acetone derivatives related inventory and production assets, as well as site infrastructure, land and utilities located in Institute, West Virginia. The sale also included railcars valued at $3 million, which were previously owned by TDCC and transferred to UCC in anticipation of the sale. The assets, with the exception of inventory and railcars, were written down to zero in the third quarter of 2019. In the fourth quarter of 2019, the Corporation recorded a $5 million pretax loss on the sale, included in "Sundry income (expense) - net" in the consolidated statements of income. The Corporation remains at the Institute, West Virginia, site as a tenant. See Notes 6, 18 and 19 for additional information.

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

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
2020 Restructuring Program
On September 30, 2020, the Corporation's Board of Directors (the "Board") approved restructuring actions that were aligned to the structural cost improvement initiatives announced by Dow Inc. in response to the continued economic impact from the pandemic caused by coronavirus disease 2019 ("COVID-19"). The restructuring program was designed to reduce structural costs and enable the Corporation to further enhance competitiveness while the COVID-19 economic recovery gained traction. This program included workforce cost reductions and actions to rationalize the Corporation's manufacturing assets. These actions were substantially complete at the end of 2021.

In 2020, the Corporation recorded pretax restructuring charges of $13 million, consisting of severance and related benefit costs of $9 million and asset write-downs and write-offs of $4 million. In 2021, the Corporation recorded a pretax restructuring charge of $1 million for additional severance and related benefit costs. The Corporation paid $9 million for severance and related benefit costs in 2021.

At December 31, 2021, $1 million of the reserve balance was included in "Accrued and other current liabilities" ($8 million at December 31, 2020) and zero was included in "Other noncurrent obligations" ($1 million at December 31, 2020) in the consolidated balance sheets.

DowDuPont Cost Synergy Program
In September and November 2017, the Corporation approved restructuring actions that were aligned with DowDuPont's synergy targets. In connection with this program, the Corporation recorded restructuring charges for severance and related benefit costs of $2 million in 2020 and $4 million in 2019. The program was completed in 2020 with cumulative severance and related benefit cost payments of $19 million.

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

NOTE 7 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net
In millions	2021	2020	2019
TDCC administrative and overhead fees [1]	$(63)	$(31)	$(24)
Net commission expense - related company [1]	(21)	(22)	(23)
Non-operating pension and other postretirement benefit plan net credits (costs) [2]	32	(20)	(17)
Net gain (loss) on sales of property	6	—	(1)
Gain on divestiture of marine and terminal operations and assets [3]	—	185	—
Gain on divestiture of rail infrastructure operations and assets [3]	—	86	—
Loss on early extinguishment of debt [4]	—	(19)	—
Net loss on divestiture of acetone derivatives assets [3]	—	—	(5)
Other - net	(7)	(11)	(12)
Total sundry income (expense) - net	$(53)	$168	$(82)
1.See Note 19 for additional information.
2.See Note 17 for additional information.
3.See Note 5 for additional information.
4.See Note 13 for additional information.

Supplemental Cash Flow Information
The following table shows cash paid (refunded) for interest and income taxes for the years ended December 31, 2021, 2020 and 2019:

Supplemental Cash Flow Information	2021	2020	2019
In millions
Cash paid (refunded) during year for:
Interest	$31	$41	$37
Income taxes	$(62)	$93	$136

NOTE 8 - INCOME TAXES

Geographic Allocation of Income and Provision for Income Taxes
In millions	2021	2020	2019
Income (loss) before income taxes
Domestic	$531	$558	$696
Foreign	(2)	(1)	(5)
Income before income taxes	$529	$557	$691
Current tax expense (benefit)
Federal	$(11)	$82	$70
State and local	5	2	4
Foreign	20	—	—
Total current tax expense	$14	$84	$74
Deferred tax expense (benefit)
Federal	$122	$42	$(9)
State and local	23	4	(1)
Foreign	(5)	—	—
Total deferred tax expense (benefit)	$140	$46	$(10)
Provision for income taxes	$154	$130	$64
Net income	$375	$427	$627

Reconciliation to U.S. Statutory Rate	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Unrecognized tax benefits	3.0	(0.9)	(1.0)
Federal tax accrual adjustments	—	3.0	1.7
Restoration of tax basis	—	—	(12.2)
State and local tax impact	5.3	0.2	0.9
Other - net	(0.2)	—	(1.1)
Effective Tax Rate [1]	29.1%	23.3%	9.3%
1.In 2021, the Corporation recognized additional charges related to state and local jurisdictions and an uncertain tax position related to litigation in a foreign jurisdiction which negatively impacted the effective tax rate. The tax rate for 2020 was unfavorably impacted by an accrual to return adjustment. The tax rate for 2019 was favorably impacted by the restoration of tax basis in assets, driven by a court judgment that did not involve the Corporation.

Deferred Tax Balances at Dec 31	2021		2020 [1]
In millions	Assets	Liabilities	Assets	Liabilities
Property	$—	$167	$—	$172
Tax loss and credit carryforwards	23	—	34	—
Postretirement benefit obligations	119	—	318	—
Other accruals and reserves	313	6	313	4
Inventory	—	—	4	—
Other - net	18	—	19	—
Subtotal	$473	$173	$688	$176
Valuation allowances [2]	(12)	—	(18)	—
Total	$461	$173	$670	$176
1.Certain prior year balances have been adjusted to conform with the current year presentation.
2.Primarily related to the realization of recorded tax benefits on state tax loss carryforwards from operations in the United States.

Operating Loss and Tax Credit Carryforwards at Dec 31	2021	2020
In millions	Assets	Assets
Operating loss carryforwards
Expire within 5 years	$11	$21
Expire after 5 years or indefinite expiration	7	7
Total operating loss carryforwards	$18	$28
Tax credit carryforwards
Expire within 5 years	$5	$—
Expire after 5 years or indefinite expiration	—	6
Total tax credit carryforwards	$5	$6
Total tax loss and tax credit carryforwards	$23	$34

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $7 million at December 31, 2021 ($7 million at December 31, 2020). The unrecognized deferred tax liability on those earnings is not material.

The following table provides a reconciliation of the Corporation's unrecognized tax benefits:

Total Gross Unrecognized Tax Benefits
In millions	2021	2020	2019
Total unrecognized tax benefits at Jan 1	$1	$1	$1
Decreases related to positions taken on items from prior years	(1)	—	—
Increases related to positions taken on items from prior years	8	—	—
Total unrecognized tax benefits at Dec 31	$8	$1	$1
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$8	$1	$1
Total amount of interest and penalties (benefit) recognized in "Provision for income taxes"	$11	$(5)	$(7)
Total accrual for interest and penalties recognized in the consolidated balance sheets	$12	$—	$—

During 2021, the Corporation recorded an uncertain tax position related to a foreign jurisdiction.

The Corporation is included in TDCC's consolidated federal income tax group and was included in DowDuPont's consolidated tax return through March 31, 2019. Current and deferred tax expenses are calculated for the Corporation as a stand-alone group and are allocated to the group from the consolidated totals, consistent with the TDCC-UCC Tax Sharing Agreement. The Corporation is currently under examination in a number of tax jurisdictions, including the U.S. federal and various state jurisdictions. It is reasonably possible that these examinations may be resolved in the next twelve months. The impact on the Corporation’s results of operations is not expected to be material.

Tax Years Subject to Examination by Major Tax Jurisdiction at Dec 31, 2021	Earliest Open Year
Jurisdiction
United States:
Federal income tax	2007
State and local income tax	2004

Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of those accrued will have a material impact on the Corporation's consolidated financial statements.

NOTE 9 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories at Dec 31
In millions	2021	2020
Finished goods	$238	$157
Work in process	33	23
Raw materials	59	38
Supplies	76	98
Total	$406	$316
Adjustment of inventories to the LIFO basis	(156)	(93)
Total inventories	$250	$223

Inventories valued on the LIFO basis, principally U.S. chemicals and plastics product inventories, represented 64 percent of the total inventories at December 31, 2021 and 50 percent of the total inventories at December 31, 2020. A reduction of certain inventories resulted in the liquidation of certain LIFO inventory layers, which did not have an impact in 2021 and decreased pretax income $2 million in 2020 and $14 million in 2019.

NOTE 10 - PROPERTY
The following table provides a breakdown of property:

Property at Dec 31	Estimated Useful Lives (Years)
In millions		2021	2020
Land and land improvements	0-25	$190	$186
Buildings	5-50	420	421
Machinery and equipment	3-20	6,090	5,974
Other property	3-30	377	372
Construction in progress	—	91	136
Total property		$7,168	$7,089

The following table provides information regarding depreciation expense and capitalized interest:

In millions	2021	2020	2019
Depreciation expense	$167	$181	$175
Capitalized interest	$5	$6	$8

NOTE 11 - INVESTMENTS IN RELATED COMPANIES
The Corporation's ownership interests in related companies at December 31, 2021 and 2020 were as follows:

Investments in Related Companies at Dec 31	Ownership Interest		Investment Balance
In millions	2021	2020	2021	2020
Dow International Holdings Company	5%	5%	$232	$232
Dow Quimica Mexicana S.A. de C.V.	14%	15%	5	5
Total investments in related companies			$237	$237

NOTE 12 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation's intangible assets:

Intangible Assets at Dec 31	2021			2020
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$33	$(33)	$—	$33	$(33)	$—
Software	83	(70)	13	80	(64)	16
Total intangible assets	$116	$(103)	$13	$113	$(97)	$16

The following table provides information regarding amortization expense:

Amortization Expense
In millions	2021	2020	2019
Software, included in "Cost of sales"	$6	$8	$7

Total estimated amortization expense for the next five fiscal years, including amounts expected to be capitalized, is as follows:

Estimated Amortization Expense for Next Five Years
In millions
2022	$5
2023	$3
2024	$2
2025	$1
2026	$1

NOTE 13 - NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable at Dec 31
In millions	2021	2020
Notes payable to related companies	$30	$33
Year-end average interest rates	1.43%	1.25%

Long-Term Debt at Dec 31	2021 Average Rate	2021	2020 Average Rate	2020
In millions
Promissory notes and debentures:
Debentures due 2023	7.875%	$129	7.875%	$129
Debentures due 2025	6.79%	12	6.79%	12
Debentures due 2025	7.50%	113	7.50%	113
Debentures due 2096	7.75%	135	7.75%	135
Finance lease obligations [1]		9		7
Unamortized debt discount and issuance costs		(3)		(3)
Long-term debt due within one year		(3)		(2)
Total long-term debt		$392		$391
1.See Note 15 for additional information.

Maturities of Long-Term Debt for Next Five Years at Dec 31, 2021
In millions
2022	$3
2023	$132
2024	$2
2025	$126
2026	$—

2020 Activity
In 2020, TDCC concluded a cash tender offer that included $83 million aggregate principal amount of certain notes issued by the Corporation. As a result of the tender offer, the Corporation retired $46 million of 7.875 percent notes due 2023 and $37 million of 7.50 percent notes due 2025 and recognized a $19 million loss on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income.

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

NOTE 14 - COMMITMENTS AND CONTINGENCIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At December 31, 2021, the Corporation had accrued obligations of $148 million for probable environmental remediation and restoration costs ($133 million at December 31, 2020), including $23 million for the remediation of Superfund sites ($18 million at December 31, 2020). This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation's management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation's results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability.

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

The following table summarizes the activity in the Corporation's accrued obligations for environmental matters for the years ended December 31, 2021 and 2020:

Accrued Liability for Environmental Matters
In millions	2021	2020
Balance at Jan 1	$133	$132
Accrual adjustment	47	49
Payments against reserve	(31)	(47)
Foreign currency impact	(1)	(1)
Balance at Dec 31	$148	$133

The amounts charged to income on a pretax basis related to environmental remediation totaled $47 million in 2021, $49 million in 2020 and $93 million in 2019. Capital expenditures for environmental protection were $8 million in 2021, $5 million in 2020 and $11 million in 2019.

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

In December 2021, Ankura stated that an update of its December 2020 study would not provide a more likely estimate of future events than the estimate reflected in the study and, therefore, the estimate in the study remained applicable. Based on the Corporation's internal review process and Ankura's response, the Corporation determined that no change to the accrual was required. At December 31, 2021, the asbestos-related liability for pending and future claims against UCC and Amchem, including future asbestos-related defense and processing costs, was $1,016 million and approximately 25 percent of the recorded liability related to pending claims and approximately 75 percent related to future claims.

Summary
The Corporation's management believes the amounts recorded for the asbestos-related liability, including defense and processing costs, reflect reasonable and probable estimates of the liability based on current, known facts. However, future events, such as the number of new claims to be filed and/or received each year, the average cost of defending and disposing of each such claim, as well as the numerous uncertainties surrounding asbestos litigation in the United States over a significant period of time, could cause the actual costs for the Corporation to be higher or lower than those projected or those recorded. Any such event could result in an increase or decrease in the recorded liability.

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

Purchase Commitments
The Corporation has outstanding purchase commitments and various commitments for take-or-pay or throughput agreements. The Corporation was not aware of any purchase commitments that were negotiated as part of a financing arrangement for the facilities that will provide the contracted goods or services or for the costs related to those goods or services at December 31, 2021 and 2020.

Asset Retirement Obligations
The Corporation has recognized asset retirement obligations related to capping activities at landfill sites in the United States and for demolition and remediation activities at manufacturing sites in the United Arab Emirates and United States. The aggregate carrying amount of these asset retirement obligations was $15 million at December 31, 2021 ($17 million at December 31, 2020). The Corporation has also recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing sites in the United States. The aggregate carrying amount of conditional asset retirement obligations was $2 million at December 31, 2021 ($2 million at December 31, 2020). The discount rate used to calculate the Corporation's asset retirement obligations and conditional asset retirement obligations was 1.13 percent at December 31, 2021 (0.42 percent at December 31, 2020). These obligations are included in the consolidated balance sheets as “Accrued and other current liabilities” and "Other noncurrent obligations."

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

The Corporation routinely leases product and utility production facilities, sales and administrative offices, warehouses and tanks for product storage, motor vehicles, railcars, computers, office machines and equipment. Some leases contain renewal provisions, purchase options and escalation clauses. The terms for these leased assets vary depending on the lease agreement. These leased assets have remaining lease terms of up to 19 years. The Corporation's lease agreements do not contain any material residual value guarantees or restrictive covenants.

The components of lease cost for operating and finance leases for the years ended December 31, 2021, 2020 and 2019 were as follows:

Lease Cost	2021	2020	2019
In millions
Operating lease cost	$23	$20	$21
Short-term lease cost	28	22	25
Variable lease cost	39	8	4
Amortization of right-of-use assets - finance	3	2	1
Total lease cost	$93	$52	$51

The following table provides supplemental cash flow and other information related to leases:

Other Lease Information	2021	2020	2019
In millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$23	$19	$21
Financing cash flows for finance leases	$3	$2	$1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases [1]	$15	$48	$105
Finance leases	$5	$3	$—
1.Includes $99 million for the year ended December 31, 2019 related to the adoption of ASU 2016-02, "Leases (Topic 842)" and the associated ASUs.

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at December 31, 2021 and 2020:

Lease Position	Balance Sheet Classification	Dec 31, 2021	Dec 31, 2020
In millions
Assets
Operating lease assets	Operating lease right-of-use assets	$122	$123
Finance lease assets	Property	19	15
Finance lease amortization	Accumulated depreciation	(11)	(8)
Total lease assets		$130	$130
Liabilities
Current
Operating	Operating lease liabilities - current	$20	$19
Finance	Long-term debt due within one year	3	2
Noncurrent
Operating	Operating lease liabilities - noncurrent	103	105
Finance	Long-Term Debt	6	5
Total lease liabilities		$132	$131

The weighted-average remaining lease term and discount rate for leases recorded in the consolidated balance sheets at December 31, 2021 and 2020 are provided below:

Lease Term and Discount Rate	Dec 31, 2021	Dec 31, 2020
Weighted-average remaining lease term
Operating leases	7.1 years	7.5 years
Finance leases	3.1 years	3.4 years
Weighted-average discount rate
Operating leases	3.17%	3.28%
Finance leases	2.53%	3.62%

The following table provides the maturities of lease liabilities at December 31, 2021:

Maturities of Lease Liabilities	Dec 31, 2021
In millions	Operating Leases	Finance Leases
2022	$23	$3
2023	23	3
2024	22	2
2025	20	1
2026	19	—
2027 and thereafter	30	—
Total future undiscounted lease payments	$137	$9
Less: Imputed interest	14	—
Total present value of lease liabilities	$123	$9

At December 31, 2021, the Corporation had additional leases of approximately $1 million for equipment which have not yet commenced. These leases are expected to commence in 2022, with lease terms of 2 years.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of AOCL for the years ended December 31, 2021, 2020 and 2019 were as follows:

Accumulated Other Comprehensive Loss	2021	2020	2019
In millions
Cumulative Translation Adjustment
Beginning balance	$(55)	$(56)	$(57)
Unrealized gains (losses) on foreign currency translation	2	—	1
(Gains) losses reclassified from AOCL to net income [1]	—	1	—
Other comprehensive income (loss), net of tax	2	1	1
Ending balance	$(53)	$(55)	$(56)
Pension and Other Postretirement Benefits
Beginning balance	$(1,715)	$(1,609)	$(1,504)
Gains (losses) arising during the period	180	(242)	(213)
Tax (expense) benefit	(43)	57	51
Net gains (losses) arising during the period	137	(185)	(162)
Amortization of net loss and prior service credit reclassified from AOCL to net income [2]	104	103	75
Tax expense (benefit) [3]	(24)	(24)	(18)
Net loss and prior service credit reclassified from AOCL to net income	80	79	57
Other comprehensive income (loss), net of tax	217	(106)	(105)
Ending balance	$(1,498)	$(1,715)	$(1,609)
Total AOCL ending balance	$(1,551)	$(1,770)	$(1,665)
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

On March 4, 2021, TDCC announced changes to the design of its U.S. tax-qualified and non-qualified pension plans, including the plans of the Corporation (the “UCC Plans”). Effective December 31, 2023 (“Effective Date”), the Corporation will freeze the pensionable compensation and credited service amounts used to calculate pension benefits for employees who participate in the UCC Plans. As a result, at the Effective Date and subject to any bargaining obligations required by law, active participants of the UCC Plans will not accrue additional benefits for future service and compensation. In connection with these plan amendments, the Corporation remeasured the UCC Plans effective February 28, 2021, which resulted in a pretax actuarial gain of $87 million, reflected in other comprehensive income and inclusive of a $14 million reduction in the projected benefit obligation resulting from the plan amendments, and a pretax curtailment gain of $7 million, recognized in the first quarter of 2021.

The Corporation's funding policy is to contribute to the plan when pension laws or economics either require or encourage funding. On March 4, 2021, the Corporation elected to contribute $545 million to its tax-qualified pension plan, funded by the Corporation's notes receivable from TDCC. In 2021, UCC contributed $549 million to its pension plans, including contributions to fund benefit payments for its non-qualified supplemental plan. UCC expects to contribute approximately $2 million to its pension plans in 2022.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

Pension Plan Assumptions	Benefit Obligations at Dec 31		Net Periodic Benefit Costs for the Year Ended
	2021	2020	2021	2020	2019
Discount rate	2.94%	2.53%	2.86%	3.29%	4.32%
Interest crediting rate for applicable benefits	4.50%	4.50%	4.50%	4.50%	4.50%
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%	4.25%
Expected return on plan assets			6.80%	6.80%	6.80%

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

The Corporation funds most of the cost of these health care and life insurance benefits as incurred. In 2021, UCC did not make any contributions to its other postretirement benefit plan trust. Likewise, UCC does not expect to contribute assets to its other postretirement benefit plan trust in 2022.

The weighted-average assumptions used to determine other postretirement benefit plan obligations and net periodic benefit costs for the plan are provided in the following table:

Other Postretirement Benefit Plan Assumptions	Benefit Obligations at Dec 31		Net Periodic Benefit Costs for the Year Ended
	2021	2020	2021	2020	2019
Discount rate	2.84%	2.34%	2.34%	3.17%	4.23%
Health care cost trend rate assumed for next year	6.50%	6.75%	6.75%	6.25%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate health care cost trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate health care cost trend rate	2028	2028	2028	2025	2025

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

The Corporation's mortality assumption used for the U.S. plans is a benefit-weighted version of the Society of Actuaries' RP-2014 base table with future rates of mortality improvement based on a modified version of the assumptions used in the Social Security Administration's 2021 trustees report.

Summarized information on the Corporation's pension and other postretirement benefit plans is as follows:

Change in Projected Benefit Obligations, Plan Assets and Funded Status for All Plans	Defined Benefit Pension Plans		Other Postretirement Benefit Plan
In millions	2021	2020	2021	2020
Change in projected benefit obligations:
Benefit obligations at beginning of year	$4,229	$4,097	$220	$220
Service cost	26	35	1	1
Interest cost	80	112	3	5
Actuarial changes in assumptions and experience	(112)	393	(37)	2
Benefits paid	(263)	(281)	(13)	(8)
Curtailments/other [1]	(20)	(127)	—	—
Benefit obligations at end of year	$3,940	$4,229	$174	$220

Change in plan assets:
Fair value of plan assets at beginning of year	$3,095	$3,148	$—	$—
Actual return on plan assets	236	344	—	—
Employer contributions	549	2	—	—
Asset transfers	(8)	(10)	—	—
Benefits paid	(263)	(281)	—	—
Other [2]	2	(108)	—	—
Fair value of plan assets at end of year	$3,611	$3,095	$—	$—

Funded status at end of year	$(329)	$(1,134)	$(174)	$(220)

Net amounts recognized in the consolidated balance sheets at Dec 31:
Accrued and other current liabilities	$(2)	$(2)	$(13)	$(15)
Pension and other postretirement benefits - noncurrent	(327)	(1,132)	(161)	(205)
Net amount recognized	$(329)	$(1,134)	$(174)	$(220)

Pretax amounts recognized in accumulated other comprehensive loss at Dec 31:
Net loss (gain)	$2,007	$2,267	$(84)	$(52)
Prior service credit	(1)	(9)	—	—
Pretax balance in accumulated other comprehensive loss at end of year	$2,006	$2,258	$(84)	$(52)
1.The 2021 impact relates primarily to the freeze of pensionable compensation and credited service amounts for employees that participate in the UCC Plans. The 2020 impact relates primarily to the transfer of benefit obligations through the purchase of annuity contracts from an insurance company.
2.The 2020 impact relates to the purchase of annuity contracts associated with the transfer of benefit obligations to an insurance company.

A significant component of the overall decrease in the Corporation's benefit obligation for the year ended December 31, 2021 was due to the change in weighted-average discount rates, which increased from 2.53 percent at December 31, 2020 to 2.94 percent at December 31, 2021. A significant component of the overall increase in the Corporation's benefit obligation for the year ended December 31, 2020 was due to the change in weighted-average discount rates, which decreased from 3.29 percent at December 31, 2019 to 2.53 percent at December 31, 2020.

The accumulated benefit obligation for all defined benefit pension plans was $3.9 billion at December 31, 2021 and $4.2 billion at December 31, 2020.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at Dec 31
In millions	2021	2020
Accumulated benefit obligations	$3,935	$4,200
Fair value of plan assets	$3,611	$3,095

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets at Dec 31	2021	2020
In millions
Projected benefit obligations	$3,940	$4,229
Fair value of plan assets	$3,611	$3,095

Net Periodic Benefit Cost (Credit) for All Plans for the Year Ended Dec 31	Defined Benefit Pension Plans			Other Postretirement Benefit Plan
In millions	2021	2020	2019	2021	2020	2019
Net Periodic Benefit Cost (Credit):
Service cost	$26	$35	$34	$1	$1	$1
Interest cost	80	112	145	3	5	7
Expected return on plan assets	(219)	(200)	(210)	—	—	—
Amortization of prior service credit	(1)	(1)	(1)	—	—	—
Amortization of net (gain) loss	116	110	84	(4)	(6)	(8)
Curtailment gain[1]	(7)	—	—	—	—	—
Net periodic benefit cost (credit)	$(5)	$56	$52	$—	$—	$—
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net (gain) loss	$(144)	$240	$202	$(36)	$2	$11
Amortization of prior service credit	1	1	1	—	—	—
Amortization of net gain (loss)	(116)	(110)	(84)	4	6	8
Curtailment gain[1]	7	—	—	—	—	—
Total recognized in other comprehensive (income) loss	$(252)	$131	$119	$(32)	$8	$19
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(257)	$187	$171	$(32)	$8	$19
1.The 2021 impact relates primarily to the freeze of pensionable compensation and credited service amounts for employees that participate in the UCC Plans.

Net periodic benefit cost (credit), other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income. See Note 7 for additional information.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at Dec 31, 2021	Defined Benefit Pension Plans	Other Postretirement Benefit Plan
In millions
2022	$277	$13
2023	251	13
2024	248	12
2025	245	13
2026	241	13
2027 through 2031	1,132	55
Total	$2,394	$119

Plan Assets
Plan assets consist primarily of equity and fixed income securities of U.S. and foreign issuers, and include alternative investments, such as real estate, private equity and other absolute return strategies. Plan assets totaled $3.6 billion at December 31, 2021 and $3.1 billion at December 31, 2020 and included no directly held common stock of Dow Inc.

The Corporation's investment strategy for plan assets is to manage the assets in relation to the liability in order to pay retirement benefits to plan participants over the life of the plans. This is accomplished by identifying and managing the exposure to various market risks, diversifying investments across various asset classes and earning an acceptable long-term rate of return consistent with an acceptable amount of risk, while considering the liquidity needs of the plan.

The plan is permitted to use derivative instruments for investment purposes, as well as for hedging the underlying asset and liability exposures and rebalancing the asset allocation. The plan uses value-at-risk, stress testing, scenario analysis and Monte Carlo simulation to monitor and manage both the risk within the portfolios and the surplus risk of the plan.

Equity securities primarily include investments in large- and small-cap companies located in both developed and emerging markets around the world. Fixed income securities are primarily U.S. dollar based and include U.S. treasuries and investment grade corporate bonds of companies diversified across industries. Alternative investments primarily include investments in real estate, private equity and absolute return strategies. Other significant investment types include various insurance contracts and interest rate, equity, commodity and foreign exchange derivative investments and hedges.

The Corporation mitigates the credit risk of investments by establishing guidelines with investment managers that limit investment in any single issue or issuer to an amount that is not material to the portfolio being managed. These guidelines are monitored for compliance both by the Corporation and the external managers. Credit risk related to derivative activity is mitigated by utilizing multiple counterparties, collateral support agreements, and centralized clearing where appropriate. A short-term investment money market fund is utilized as the sweep vehicle for the pension plan, which from time to time can represent a significant investment.

The weighted-average target allocation for plan assets of the Corporation's pension plan is summarized as follows:

Target Allocation for Plan Assets at Dec 31, 2021	Target Allocation
Asset Category
Equity securities	23%
Fixed income securities	45
Alternative investments	27
Other	5
Total	100%

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

For pension plan assets classified as Level 1 measurements (measured using quoted prices in active markets), total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange on which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.

For pension plan assets classified as Level 2 measurements, where the security is frequently traded in less active markets, fair value is based on the closing price at the end of the period; where the security is less frequently traded, fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance and quality checks. For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs such as foreign exchange rates, commodity prices, swap rates, interest rates, and implied volatilities obtained from various market sources. For other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

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

The following table summarizes the bases used to measure the Corporation’s pension plan assets at fair value for the years ended December 31, 2021 and 2020:

Basis of Fair Value Measurements	Dec 31, 2021				Dec 31, 2020
In millions	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$289	$251	$38	$—	$210	$158	$52	$—
Equity securities:
U.S. equity securities	$431	$431	$—	$—	$313	$313	$—	$—
Non - U.S. equity securities	405	378	26	1	343	305	37	1
Total equity securities	$836	$809	$26	$1	$656	$618	$37	$1
Fixed income securities:
Debt - government-issued	$806	$4	$802	$—	$820	$10	$810	$—
Debt - corporate-issued	796	146	650	—	494	15	479	—
Debt - asset-backed	17	—	17	—	25	—	25	—
Total fixed income securities	$1,619	$150	$1,469	$—	$1,339	$25	$1,314	$—
Alternative investments:
Private markets	$2	$—	$—	$2	$6	$—	$—	$6
Derivatives - asset position	30	—	30	—	76	—	76	—
Derivatives - liability position	(12)	—	(12)	—	(38)	—	(38)	—
Total alternative investments	$20	$—	$18	$2	$44	$—	$38	$6
Other investments	$1	$1	$—	$—	$(5)	$4	$(9)	$—
Subtotal	$2,765	$1,211	$1,551	$3	$2,244	$805	$1,432	$7
Investments measured at net asset value:
Hedge funds	$197				$212
Private markets	414				392
Real estate	237				257
Total investments measured at net asset value	$848				$861
Items to reconcile to fair value of plan assets:
Pension trust receivables [1]	$33				$—
Pension trust payables [2]	(35)				(10)
Total	$3,611				$3,095
1.Primarily receivables for investment securities sold.
2.Primarily payables for investment securities purchased.

The following table summarizes the changes in fair value of Level 3 pension plan assets for the years ended December 31, 2021 and 2020:

Fair Value Measurement of Level 3 Pension Plan Assets	Equity Securities	Alternative Investments	Total
In millions
Balance at Jan 1, 2020	$4	$5	$9
Actual return on plan assets:
Relating to assets held at Dec 31, 2020	—	3	3
Relating to assets sold during 2020	—	(4)	(4)
Purchases, sales and settlements	(3)	2	(1)
Balance at Dec 31, 2020	$1	$6	$7
Actual return on plan assets:
Relating to assets held at Dec 31, 2021	—	(4)	(4)
Balance at Dec 31, 2021	$1	$2	$3

Defined Contribution Plans
In addition to the qualified defined benefit pension plan, U.S. employees may participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Corporation. Expense recognized for all defined contribution plans was $8 million in 2021, $7 million in 2020 and $9 million in 2019.

On March 4, 2021, TDCC announced changes to its U.S. tax-qualified and non-qualified defined contribution plans. Effective January 1, 2022, contributions to U.S. tax-qualified and non-qualified defined contribution plans will be harmonized across the U.S. eligible employee population of TDCC and its consolidated subsidiaries, including the plans of the Corporation. The new matching contribution will allow all eligible U.S. employees to receive matching contributions of up to 5 percent of their eligible compensation. In addition, beginning on January 1, 2024, all eligible U.S. employees will receive an automatic non-elective contribution of 4 percent of eligible compensation to their respective defined contribution plans.

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

Assets that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset. For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. There were no transfers between Levels 1 and 2 in the years ended December 31, 2021 and 2020.

The following table summarizes the fair value of the Corporation's financial instruments at December 31, 2021 and 2020:

Fair Value of Financial Instruments	2021				2020
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$10	$—	$—	$10	$10	$—	$—	$10
Long-term debt including debt due within one year	$(395)	$—	$(133)	$(528)	$(393)	$—	$(120)	$(513)
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

The following table summarizes UCC’s transactions with TDCC and a TDCC subsidiary related to product and services agreements for the years ended December 31, 2021, 2020 and 2019:

Product and Services Agreements Transactions	2021	2020	2019	Income Statement
In millions				Classification
TDCC Subsidiary:
Commodity and raw materials purchases [1]	$1,915	$1,021	$1,100	Cost of sales
Commission expense	$21	$22	$23	Sundry income (expense) - net
TDCC:
General administrative and overhead type services and service fee [2]	$63	$31	$24	Sundry income (expense) - net
Activity-based costs	$74	$87	$87	Cost of sales
1.Period-end balances on hand are included in inventory. The increase in purchase costs in 2021 was primarily due to higher feedstock and energy costs, which includes the impact of Winter Storm Uri in the first quarter of 2021. Amounts reported for 2019 are approximate, as reported in prior years.
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

The Corporation incurred asset losses and other costs and experienced lost sales and margins due to severe weather events that impacted the U.S. Gulf Coast in 2021. These costs and losses are covered, in part, by an insurance program purchased by TDCC from its insurance affiliate. At December 31, 2021, the Corporation has recorded an insurance receivable of $114 million from TDCC for the Corporation’s share of covered losses and incurred costs, included in “Accounts receivable - Related companies” in the consolidated balance sheets. Additional insurance recoveries may be recognized when the insured amounts are agreed upon by other insurers.

Tax Sharing Agreement
In accordance with the Tax Sharing Agreement between the Corporation and TDCC, the Corporation makes payments to TDCC to cover the Corporation's estimated federal tax liability; payments were $42 million in 2021, $100 million in 2020 and $184 million in 2019.

Cash Management
As part of TDCC’s cash management process, UCC is a party to revolving loans with TDCC that have interest rates based on LIBOR (London Interbank Offered Rate) with varying maturities. At December 31, 2021, the Corporation had a note receivable of $988 million ($1.7 billion at December 31, 2020) from TDCC under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with TDCC that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion that matures on December 30, 2022. TDCC may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At December 31, 2021, $935 million was available under the revolving credit agreement ($937 million at December 31, 2020). The cash collateral was reported as "Noncurrent receivables from related companies" in the consolidated balance sheets.

Dividends and Other Equity Transactions
On a quarterly basis, the Corporation's Board reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution.

The following table summarizes cash dividends declared and paid to TDCC for the years ended 2021, 2020 and 2019:

Cash Dividends Declared and Paid	2021	2020	2019
In millions
Cash dividends declared and paid	$288	$362	$570

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

Sales are attributed to geographic regions based on customer location; long-lived assets are attributed to geographic regions based on asset location. Sales to external customers and long-lived assets by geographic region were as follows:

Geographic Region Information	United States	Asia Pacific	Rest of World	Total
In millions
2021
Sales to external customers [1]	$139	$4	$11	$154
Long-lived assets	$1,169	$24	$15	$1,208
2020
Sales to external customers [1]	$95	$23	$11	$129
Long-lived assets	$1,226	$20	$19	$1,265
2019
Sales to external customers [1]	$105	$24	$9	$138
Long-lived assets	$1,329	$18	$22	$1,369
1.Of total sales to external customers, sales in Malaysia were approximately 2 percent in 2021, 18 percent in 2020 and 17 percent in 2019, and are included in Asia Pacific.

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
Management assessed the effectiveness of the Corporation's internal control over financial reporting and concluded that, as of December 31, 2021, such internal control is effective. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework (2013).
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
Omitted pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Omitted pursuant to General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The Dow Inc. Audit Committee pre-approved all auditing services and permitted non-audit services for 2021 (including the fees and terms thereof) to be performed for Dow Inc. and its subsidiaries (including the Corporation) by its independent auditor, subject to the de minimus exception for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act, any such exceptions are approved by the Dow Inc. Audit Committee prior to the completion of the audit. The Corporation's management and its Board of Directors subscribe to these policies and procedures. For the years ended December 31, 2021 and 2020, professional services were performed for the Corporation by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the "Deloitte Entities").

Total fees paid to the Deloitte Entities were $1.5 million in 2021 and 2020. These are the aggregate of fees billed for the audit of the Corporation's annual financial statements, the reviews of the financial statements in the Quarterly Reports on Form 10-Q, statutory audits and other regulatory filings.

Union Carbide Corporation and Subsidiaries
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1. The Corporation's 2021 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (PCAOB ID: 34) are included in Item 8 of this Annual Report on Form 10-K.

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

10.1.5*	Service Addendum No. 4 to the Amended and Restated Service Agreement, effective as of January 1, 2019, between the Corporation and The Dow Chemical Company.

Exhibit No.	Description of Exhibit
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

10.5.18
Eighteenth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 30, 2020, among the Corporation, The Dow Chemical Company and certain Subsidiary Guarantors, incorporated by reference to Exhibit 10.5.18 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.

10.5.19*	Nineteenth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 30, 2021, between the Corporation and The Dow Chemical Company.
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

Union Carbide Corporation and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 4, 2022.

UNION CARBIDE CORPORATION

/s/ RONALD C. EDMONDS
Ronald C. Edmonds, Controller and Vice President of Controllers and Tax The Dow Chemical Company (Authorized Representative of Union Carbide Corporation)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 4, 2022, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ RONALD C. EDMONDS	/s/ IGNACIO MOLINA
Ronald C. Edmonds, Controller and Vice President of Controllers and Tax The Dow Chemical Company (Authorized Representative of Union Carbide Corporation)	Ignacio Molina, Director, Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ MARSHALL A. HEINBERG	/s/ FERNANDO SIGNORINI
Marshall A. Heinberg, Director	Fernando Signorini, Director, President and Chief Executive Officer (Principal Executive Officer)

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