Form 10-Q
period 2022-06-30
UNION CARBIDE CORP /NEW/
filed 2022-07-22
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

At July 22, 2022, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2022

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

Forward-looking statements are based on current assumptions and expectations of future events that are subject to risks, uncertainties and other factors that are beyond the Corporation’s control, which may cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements and speak only as of the date the statements were made. These factors include, but are not limited to: sales of UCC's products; UCC's expenses, future revenues and profitability; the continuing global and regional economic impacts of the coronavirus disease 2019 pandemic and other public health-related risks and events on the Corporation’s business; any sanctions, export restrictions, supply chain disruptions or increased economic uncertainty related to the ongoing conflict between Russia and Ukraine; capital requirements and need for and availability of financing; unexpected barriers in the development of technology, including with respect to UCC’s contemplated capital and operating projects; significant litigation and environmental matters and related contingencies and unexpected expenses; the success of competing technologies that are or may become available; the ability to protect UCC's intellectual property in the United States and abroad; developments related to contemplated restructuring activities and proposed divestitures or acquisitions such as workforce reduction, manufacturing facility and/or asset closure and related exit and disposal activities, and the benefits and costs associated with each of the foregoing; fluctuations in energy and raw material prices; management of process safety and product stewardship; changes in consumer preferences and demand; changes in laws and regulations, political conditions or industry development; global economic and capital markets conditions, such as inflation, market uncertainty, interest and currency exchange rates, and equity and commodity prices; business or supply disruptions; security threats, such as acts of sabotage, terrorism or war including the ongoing conflict between Russia and Ukraine; weather events and natural disasters; disruptions in the Corporation’s information technology networks and systems; and, since The Dow Chemical Company ("TDCC"), a wholly owned subsidiary of Dow Inc. (together, with TDCC and its consolidated subsidiaries, "Dow"), is the primary customer of UCC, Dow's ability to realize its commitment to carbon neutrality on the contemplated timeframe; the size of the markets for Dow’s products and services and its ability to compete in such markets; Dow's failure to develop and market new products and optimally manage product life cycles; the rate and degree of market acceptance of Dow’s products; and changes in relationships with Dow’s significant customers and suppliers.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Net trade sales	$42	$37	$103	$71
Net sales to related companies	1,426	1,289	2,944	2,258
Total net sales	1,468	1,326	3,047	2,329
Cost of sales	1,309	1,208	2,524	2,245
Research and development expenses	7	6	14	12
Selling, general and administrative expenses	2	2	4	5
Sundry income (expense) - net	(14)	(18)	(28)	(33)
Interest income	2	—	3	1
Interest expense and amortization of debt discount	7	7	14	14
Income before income taxes	131	85	466	21
Provision for income taxes	30	20	110	5
Net income attributable to Union Carbide Corporation	$101	$65	$356	$16

Depreciation	$41	$42	$83	$83
Capital expenditures	$29	$30	$50	$53
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Net income attributable to Union Carbide Corporation	$101	$65	$356	$16
Other comprehensive income, net of tax
Cumulative translation adjustments	2	—	—	—
Pension and other postretirement benefit plans	19	20	38	104
Total other comprehensive income	21	20	38	104
Comprehensive income attributable to Union Carbide Corporation	$122	$85	$394	$120
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2022	Dec 31, 2021
Assets
Current Assets
Cash and cash equivalents	$10	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2022: $—; 2021: $—)	52	49
Related companies	1,285	1,394
Other	31	29
Income taxes receivable	211	306
Notes receivable from related companies	1,115	988
Inventories	290	250
Other current assets	36	41
Total current assets	3,030	3,068
Investments
Investments in related companies	237	237
Other investments	22	22
Noncurrent receivables	87	83
Noncurrent receivables from related companies	67	68
Total investments	413	410
Property
Property	7,208	7,168
Less accumulated depreciation	6,035	5,960
Net property	1,173	1,208
Other Assets
Intangible assets (net of accumulated amortization 2022: $106; 2021: $103)	10	13
Operating lease right-of-use assets	112	122
Deferred income tax assets	268	288
Deferred charges and other assets	41	47
Total other assets	431	470
Total Assets	$5,047	$5,156
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$30	$30
Long-term debt due within one year	132	3
Accounts payable:
Trade	396	362
Related companies	686	622
Other	41	27
Operating lease liabilities - current	20	20
Income taxes payable	30	25
Asbestos-related liabilities - current	90	85
Accrued and other current liabilities	142	171
Total current liabilities	1,567	1,345
Long-Term Debt	262	392
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	445	491
Asbestos-related liabilities - noncurrent	887	931
Operating lease liabilities - noncurrent	93	103
Other noncurrent obligations	256	230
Total other noncurrent liabilities	1,681	1,755
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	141	141
Retained earnings	2,909	3,074
Accumulated other comprehensive loss	(1,513)	(1,551)
Union Carbide Corporation's stockholder's equity	1,537	1,664
Total Liabilities and Equity	$5,047	$5,156
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	Jun 30, 2022	Jun 30, 2021
Operating Activities
Net income attributable to Union Carbide Corporation	$356	$16
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101	102
Provision for deferred income tax	8	25
Net periodic pension benefit cost (credit)	4	(2)
Pension contributions	(1)	(548)
Other, net	(1)	(1)
Changes in assets and liabilities:
Accounts and notes receivable	(5)	(6)
Related company receivables	(18)	499
Inventories	(40)	(38)
Accounts payable	48	96
Related company payables	64	(31)
Asbestos-related payments	(39)	(38)
Other assets and liabilities	93	23
Cash provided by operating activities	570	97
Investing Activities
Capital expenditures	(50)	(53)
Change in noncurrent receivable from related company	1	(3)
Cash used for investing activities	(49)	(56)
Financing Activities
Dividends paid to parent	(521)	(40)
Payments on long-term debt	(1)	(1)
Cash used for financing activities	(522)	(41)
Summary
Increase (decrease) in cash and cash equivalents	(1)	—
Cash and cash equivalents at beginning of period	11	11
Cash and cash equivalents at end of period	$10	$11
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning and end of period	141	141	141	141
Retained Earnings
Balance at beginning of period	3,104	2,898	3,074	2,987
Net income attributable to Union Carbide Corporation	101	65	356	16
Dividends declared	(296)	—	(521)	(40)
Balance at end of period	2,909	2,963	2,909	2,963
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,534)	(1,686)	(1,551)	(1,770)
Other comprehensive income	21	20	38	104
Balance at end of period	(1,513)	(1,666)	(1,513)	(1,666)
Union Carbide Corporation's Stockholder's Equity	$1,537	$1,438	$1,537	$1,438
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

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 18 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $34 million at June 30, 2022 ($35 million at December 31, 2021), of which $2 million ($2 million at December 31,

2021) was included in "Accrued and other current liabilities" and $32 million ($33 million at December 31, 2021) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

NOTE 3 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Jun 30, 2022	Dec 31, 2021
In millions
Finished goods	$285	$238
Work in process	53	33
Raw materials	71	59
Supplies	77	76
Total	$486	$406
Adjustment of inventories to a LIFO basis	(196)	(156)
Total inventories	$290	$250

NOTE 4 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	Jun 30, 2022			Dec 31, 2021
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$33	$(33)	$—	$33	$(33)	$—
Software	83	(73)	10	83	(70)	13
Total intangible assets	$116	$(106)	$10	$116	$(103)	$13

Total estimated amortization expense for 2022 and the five succeeding fiscal years, including amounts expected to be capitalized, is as follows:

Estimated Amortization Expense
In millions
2022	$5
2023	$3
2024	$2
2025	$1
2026	$1
2027	$—

NOTE 5 - COMMITMENTS AND CONTINGENCIES
A summary of the Corporation's commitments and contingencies can be found in Note 14 to the Consolidated Financial Statements included in the 2021 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2022, the Corporation had accrued obligations of $180 million for probable environmental remediation and restoration costs ($148 million at December 31, 2021), including $26 million for the remediation of Superfund sites ($23 million at December 31, 2021). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability.

During the first quarter of 2022, the Corporation recorded a pretax charge of $37 million, included in "Cost of sales" in the consolidated statements of income, related to environmental remediation at a number of current and historical locations. The charge primarily resulted from updated remediation estimates and scope changes on existing matters.

Litigation
Asbestos-Related Matters
Each quarter, the Corporation reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2022 activity, it was determined that no adjustment to the accrual was required at June 30, 2022.

The Corporation’s total asbestos-related liability for pending and future claims and defense and processing costs was $977 million at June 30, 2022 ($1,016 million at December 31, 2021), and was included in “Asbestos-related liabilities - current” and “Asbestos-related liabilities - noncurrent” in the consolidated balance sheets. At June 30, 2022, approximately 27 percent of the recorded claim liability related to pending claims and approximately 73 percent related to future claims.

NOTE 6 - LEASES
For additional information on the Corporation's leases, see Note 15 to the Consolidated Financial Statements included in the 2021 10-K.

The components of lease cost for operating and finance leases for the three and six months ended June 30, 2022 and 2021 were as follows:

Lease Cost	Three Months Ended		Six Months Ended
In millions	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Operating lease cost	$6	$7	$12	$12
Short-term lease cost	8	8	16	14
Variable lease cost	5	16	9	18
Amortization of right-of-use assets - finance	—	1	1	1
Total lease cost	$19	$32	$38	$45

The following table provides supplemental cash flow information related to leases:

Other Lease Information	Six Months Ended
In millions	Jun 30, 2022	Jun 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12	$11
Financing cash flows for finance leases	$1	$2
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$—	$5

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at June 30, 2022 and December 31, 2021:

Lease Position	Balance Sheet Classification	Jun 30, 2022	Dec 31, 2021
In millions
Assets
Operating lease assets	Operating lease right-of-use assets	$112	$122
Finance lease assets	Property	19	19
Finance lease amortization	Accumulated depreciation	(12)	(11)
Total lease assets		$119	$130
Liabilities
Current
Operating	Operating lease liabilities - current	$20	$20
Finance	Long-term debt due within one year	3	3
Noncurrent
Operating	Operating lease liabilities - noncurrent	93	103
Finance	Long-term debt	5	6
Total lease liabilities		$121	$132

The weighted-average remaining lease term and discount rate for leases recorded in the consolidated balance sheets at June 30, 2022 and December 31, 2021 are provided below:

Lease Term and Discount Rate	Jun 30, 2022	Dec 31, 2021
Weighted-average remaining lease term
Operating leases	6.7 years	7.1 years
Finance leases	2.7 years	3.1 years
Weighted-average discount rate
Operating leases	3.29%	3.17%
Finance leases	2.53%	2.53%

The following table provides the maturities of lease liabilities at June 30, 2022:

Maturities of Lease Liabilities	Jun 30, 2022
	Operating Leases	Finance Leases
In millions
2022	$12	$2
2023	22	3
2024	22	2
2025	20	1
2026	19	—
2027 and thereafter	30	—
Total future undiscounted lease payments	$125	$8
Less: Imputed interest	12	—
Total present value of lease liabilities	$113	$8

NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances for each component of accumulated other comprehensive loss ("AOCL") for the three and six months ended June 30, 2022 and 2021 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Six Months Ended
In millions	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Cumulative Translation Adjustment
Beginning balance	$(55)	$(55)	$(53)	$(55)
Unrealized gains (losses) on foreign currency translation	2	—	—	—
Ending balance	$(53)	$(55)	$(53)	$(55)
Pension and Other Postretirement Benefits
Beginning balance	$(1,479)	$(1,631)	$(1,498)	$(1,715)
Gains (losses) arising during the period [1]	—	—	—	87
Tax (expense) benefit	—	—	—	(20)
Net gains (losses) arising during the period	—	—	—	67
Amortization of net loss and prior service credit reclassified from AOCL to net income [2]	24	27	49	49
Tax expense (benefit) [3]	(5)	(7)	(11)	(12)
Net loss reclassified from AOCL to net income	19	20	38	37
Other comprehensive income (loss), net of tax	19	20	38	104
Ending balance	$(1,460)	$(1,611)	$(1,460)	$(1,611)
Total AOCL ending balance	$(1,513)	$(1,666)	$(1,513)	$(1,666)
1.The 2021 impact relates to an interim remeasurement of U.S. pension plans due to the announced freeze of plan benefits in the first quarter of 2021.
2.These AOCL components are included in the computation of net periodic benefit cost (credit) of the Corporation's defined benefit pension and other postretirement benefit plans. See Note 8 for additional information.
3.Reclassified to "Provision for income taxes."

NOTE 8 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Corporation's pension and other postretirement benefit plans can be found in Note 17 to the Consolidated Financial Statements included in the 2021 10-K. The following table provides the components of the Corporation's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Defined Benefit Pension Plans
Service cost	$9	$6	$18	$14
Interest cost	23	21	46	40
Expected return on plan assets	(56)	(56)	(113)	(107)
Amortization of prior service credit	(1)	—	(1)	—
Amortization of net loss	27	28	54	58
Curtailment gain	—	—	—	(7)
Net periodic benefit cost (credit)	$2	$(1)	$4	$(2)

Other Postretirement Benefit Plan
Interest cost	$1	$1	$2	$2
Amortization of net gain	(2)	(1)	(4)	(2)
Net periodic benefit cost (credit)	$(1)	$—	$(2)	$—

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

The following table summarizes the fair value of the Corporation's financial instruments at June 30, 2022 and December 31, 2021:

Fair Value of Financial Instruments	Jun 30, 2022				Dec 31, 2021
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$10	$—	$—	$10	$10	$—	$—	$10
Long-term debt including debt due within one year	$(394)	$—	$(48)	$(442)	$(395)	$—	$(133)	$(528)
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

Product and Services Agreements
The following table summarizes UCC’s transactions with TDCC and a TDCC subsidiary related to product and services agreements for the three and six months ended June 30, 2022 and 2021:

Product and Services Agreements Transactions	Three Months Ended		Six Months Ended
	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021	Income Statement Classification
In millions
TDCC Subsidiary:
Commodity and raw materials purchases [1]	$563	$495	$1,068	$978	Cost of sales
Commission expense	$5	$6	$10	$12	Sundry income (expense) - net
TDCC:
General administrative and overhead type services and service fee	$16	$18	$32	$35	Sundry income (expense) - net
Activity-based costs	$22	$18	$42	$37	Cost of sales
1.Period-end balances on hand are included in inventory. The increase in purchase costs was primarily due to higher feedstock costs.

Dividends
The following table summarizes cash dividends declared and paid to TDCC for the three and six months ended June 30, 2022 and 2021:

Cash Dividends Declared and Paid	Three Months Ended		Six Months Ended
	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
In millions
Cash dividends declared and paid	$296	$—	$521	$40

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

RESULTS OF OPERATIONS
Net Sales
Total net sales were $3,047 million for the first six months of 2022 compared with $2,329 million for the first six months of 2021, an increase of 31 percent. Net sales to related companies, principally to TDCC, were $2,944 million for the first six months of 2022 compared with $2,258 million for the first six months of 2021, an increase of 30 percent. Selling prices to TDCC are determined in accordance with the terms of an agreement between UCC and TDCC.

In the first six months of 2022, average selling price increased 28 percent compared with the first six months of 2021. Price increased across almost all product lines, driven by tight industry supply and demand dynamics and rising raw material and feedstock costs, with the most significant price increases in glycol ethers, polyethylene, oxo alcohols, ethanolamines and plastics used for wire and cable applications. Volume for the first six months of 2022 increased 3 percent compared with the first six months of 2021. Volume increased across most product lines with the most significant volume increases in oxo alcohols and ethanolamines, partially offset by volume decreases in polyethylene, due to planned maintenance turnaround activity, and vinyl acetate monomers, due to a utility outage in the first quarter of 2022 which resulted in unplanned maintenance, downtime and process issues.

Cost of Sales
Cost of sales was $2,524 million for the first six months of 2022 compared with $2,245 million for the first six months of 2021, an increase of 12 percent. The increase in cost of sales was driven primarily by higher raw material and feedstock costs. Cost of sales in the first six months of 2022 was also negatively impacted by environmental charges of $37 million, resulting primarily from updated remediation estimates and scope changes on existing matters.

Provision for Income Taxes
The Corporation is subject primarily to U.S. federal and state taxes. For the first six months of 2022, the Corporation reported a tax provision of $110 million, which resulted in an effective tax rate of 23.6 percent compared with $5 million for the first six months of 2021, which resulted in an effective tax rate of 23.8 percent.

Net Income Attributable to UCC
The Corporation reported net income of $356 million for the first six months of 2022 compared with $16 million for the first six months of 2021. Net income for the first six months of 2021 was negatively impacted by production disruptions, increasing feedstock and energy costs not recovered through selling price increases, and repair and start-up costs due to extreme weather conditions and extended outages caused by Winter Storm Uri in the first quarter of 2021.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2022	2021
Claims unresolved at Jan 1	8,747	9,126
Claims filed	2,388	2,081
Claims settled, dismissed or otherwise resolved	(2,275)	(2,184)
Claims unresolved at Jun 30	8,860	9,023
Claimants with claims against both UCC and Amchem	(2,106)	(2,498)
Individual claimants at Jun 30	6,754	6,525

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

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at June 30, 2022.

Dividends
On a quarterly basis, the Corporation's Board of Directors ("the Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. For the first six months of 2022, the Corporation declared and paid cash dividends of $521 million to TDCC ($40 million for the first six months of 2021). On July 19, 2022, the Board approved a dividend to TDCC of $247 million, payable on or before September 30, 2022.

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

Union Carbide Corporation and Subsidiaries PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters
No material developments in asbestos-related matters occurred in the first six months of 2022. For a current status of asbestos-related matters, see Note 5 to the Consolidated Financial Statements.

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

Economic conditions around the world, and in certain industries in which the Corporation and TDCC do business, also impact sales price and volume. As a result, market uncertainty or an economic downturn driven by inflationary pressures; political tensions; war, including the ongoing conflict between Russia and Ukraine and the related sanctions and export restrictions; terrorism; epidemics; pandemics; or political instability in the geographic regions or industries in which UCC products are sold could reduce demand for these products and result in decreased sales volume, which could have a negative impact on UCC's results of operations.

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

UNION CARBIDE CORPORATION

Date:	July 22, 2022

/s/ RONALD C. EDMONDS
Ronald C. Edmonds Controller and Vice President of Controllers and Tax The Dow Chemical Company Authorized Representative of Union Carbide Corporation

/s/ IGNACIO MOLINA
Ignacio Molina Vice President, Treasurer and Chief Financial Officer