Form 10-Q
period 2022-09-30
UNION CARBIDE CORP /NEW/
filed 2022-10-21
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

At October 21, 2022, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2022

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Net trade sales	$54	$31	$157	$102
Net sales to related companies	1,284	1,244	4,228	3,502
Total net sales	1,338	1,275	4,385	3,604
Cost of sales	1,163	1,093	3,687	3,338
Research and development expenses	6	7	20	19
Selling, general and administrative expenses	4	2	8	7
Restructuring and asset related charges - net	—	1	—	1
Sundry income (expense) - net	(12)	(10)	(40)	(43)
Interest income	6	1	9	2
Interest expense and amortization of debt discount	6	5	20	19
Income before income taxes	153	158	619	179
Provision for income taxes	34	54	144	59
Net income attributable to Union Carbide Corporation	$119	$104	$475	$120

Depreciation	$41	$41	$124	$124
Capital expenditures	$41	$32	$91	$85
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Net income attributable to Union Carbide Corporation	$119	$104	$475	$120
Other comprehensive income, net of tax
Cumulative translation adjustments	—	1	—	1
Pension and other postretirement benefit plans	19	21	57	125
Total other comprehensive income	19	22	57	126
Comprehensive income attributable to Union Carbide Corporation	$138	$126	$532	$246
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Sep 30, 2022	Dec 31, 2021
Assets
Current Assets
Cash and cash equivalents	$10	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2022: $—; 2021: $—)	50	49
Related companies	1,067	1,394
Other	26	29
Income taxes receivable	211	306
Notes receivable from related companies	1,018	988
Inventories	287	250
Other current assets	27	41
Total current assets	2,696	3,068
Investments
Investments in related companies	237	237
Other investments	22	22
Noncurrent receivables	85	83
Noncurrent receivables from related companies	69	68
Total investments	413	410
Property
Property	7,234	7,168
Less accumulated depreciation	6,061	5,960
Net property	1,173	1,208
Other Assets
Intangible assets (net of accumulated amortization 2022: $107; 2021: $103)	9	13
Operating lease right-of-use assets	110	122
Deferred income tax assets	263	288
Deferred charges and other assets	39	47
Total other assets	421	470
Total Assets	$4,703	$5,156
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$26	$30
Long-term debt due within one year	132	3
Accounts payable:
Trade	332	362
Related companies	557	622
Other	20	27
Operating lease liabilities - current	21	20
Income taxes payable	42	25
Asbestos-related liabilities - current	90	85
Accrued and other current liabilities	158	171
Total current liabilities	1,378	1,345
Long-Term Debt	262	392
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	418	491
Asbestos-related liabilities - noncurrent	868	931
Operating lease liabilities - noncurrent	91	103
Other noncurrent obligations	258	230
Total other noncurrent liabilities	1,635	1,755
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	141	141
Retained earnings	2,781	3,074
Accumulated other comprehensive loss	(1,494)	(1,551)
Union Carbide Corporation's stockholder's equity	1,428	1,664
Total Liabilities and Equity	$4,703	$5,156
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2022	Sep 30, 2021
Operating Activities
Net income attributable to Union Carbide Corporation	$475	$120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150	150
Provision for deferred income tax	8	48
Net gain on sales of property and investments	(1)	—
Restructuring and asset related charges - net	—	1
Net periodic pension benefit cost (credit)	6	(3)
Pension contributions	(2)	(548)
Other, net	(2)	9
Changes in assets and liabilities:
Accounts and notes receivable	2	(5)
Related company receivables	297	377
Inventories	(37)	(8)
Accounts payable	(37)	65
Related company payables	(69)	(25)
Asbestos-related payments	(58)	(51)
Other assets and liabilities	128	76
Cash provided by operating activities	860	206
Investing Activities
Capital expenditures	(91)	(85)
Change in noncurrent receivable from related company	(1)	(3)
Proceeds from sales of property	1	1
Cash used for investing activities	(91)	(87)
Financing Activities
Dividends paid to parent	(768)	(118)
Payments on long-term debt	(2)	(2)
Cash used for financing activities	(770)	(120)
Summary
Decrease in cash and cash equivalents	(1)	(1)
Cash and cash equivalents at beginning of period	11	11
Cash and cash equivalents at end of period	$10	$10
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning and end of period	141	141	141	141
Retained Earnings
Balance at beginning of period	2,909	2,963	3,074	2,987
Net income attributable to Union Carbide Corporation	119	104	475	120
Dividends declared	(247)	(78)	(768)	(118)
Balance at end of period	2,781	2,989	2,781	2,989
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,513)	(1,666)	(1,551)	(1,770)
Other comprehensive income	19	22	57	126
Balance at end of period	(1,494)	(1,644)	(1,494)	(1,644)
Union Carbide Corporation's Stockholder's Equity	$1,428	$1,486	$1,428	$1,486
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

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Adopted at September 30, 2022
In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2022-04, "Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations," which requires disclosures intended to enhance the transparency of supplier finance programs. The amendments in this ASU require buyers in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The amendments should be applied retrospectively to each period in which a balance sheet is presented, except for disclosure of rollforward information, which should be applied prospectively. The Corporation is currently evaluating the impact of adopting this guidance on the Corporation's disclosures.

NOTE 3 - REVENUE
Substantially all of the Corporation's revenue is generated by sales of products, primarily to TDCC. Products are sold to and purchased from TDCC at prices determined in accordance with the terms of an agreement between UCC and TDCC. The Corporation sells its products to TDCC to simplify the customer interface process.

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 18 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $34 million at September 30, 2022 ($35 million at December 31, 2021), of which $2 million ($2 million at December 31, 2021) was included in "Accrued and other current liabilities" and $32 million ($33 million at December 31, 2021) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

NOTE 4 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Sep 30, 2022	Dec 31, 2021
In millions
Finished goods	$278	$238
Work in process	41	33
Raw materials	70	59
Supplies	90	76
Total	$479	$406
Adjustment of inventories to a LIFO basis	(192)	(156)
Total inventories	$287	$250

A reduction of certain inventories resulted in the liquidation of related LIFO inventory layers, which had an immaterial impact on pretax income for the three and nine months ended September 30, 2022 and increased pretax income $13 million and $16 million for the three and nine months ended September 30, 2021, respectively.

NOTE 5 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation’s intangible assets:

Intangible Assets	Sep 30, 2022			Dec 31, 2021
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$33	$(33)	$—	$33	$(33)	$—
Software	83	(74)	9	83	(70)	13
Total intangible assets	$116	$(107)	$9	$116	$(103)	$13

Total estimated amortization expense for 2022 and the five succeeding fiscal years, including amounts expected to be capitalized, is as follows:

Estimated Amortization Expense
In millions
2022	$5
2023	$3
2024	$2
2025	$1
2026	$1
2027	$—

NOTE 6 - COMMITMENTS AND CONTINGENCIES
A summary of the Corporation's commitments and contingencies can be found in Note 14 to the Consolidated Financial Statements included in the 2021 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2022, the Corporation had accrued obligations of $179 million for probable environmental remediation and restoration costs ($148 million at December 31, 2021), including $26 million for the remediation of Superfund sites ($23 million at December 31, 2021). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability.

During the first quarter of 2022, the Corporation recorded a pretax charge of $37 million, included in "Cost of sales" in the consolidated statements of income, related to environmental remediation at a number of current and historical locations. The charge primarily resulted from updated remediation estimates and scope changes on existing matters.

Litigation
Asbestos-Related Matters
Each quarter, the Corporation reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2022 activity, it was determined that no adjustment to the accrual was required at September 30, 2022.

The Corporation’s total asbestos-related liability for pending and future claims and defense and processing costs was $958 million at September 30, 2022 ($1,016 million at December 31, 2021), and was included in “Asbestos-related liabilities - current” and “Asbestos-related liabilities - noncurrent” in the consolidated balance sheets. At September 30, 2022, approximately 25 percent of the recorded claim liability related to pending claims and approximately 75 percent related to future claims.

NOTE 7 - LEASES
For additional information on the Corporation's leases, see Note 15 to the Consolidated Financial Statements included in the 2021 10-K.

The components of lease cost for operating and finance leases for the three and nine months ended September 30, 2022 and 2021 were as follows:

Lease Cost	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Operating lease cost	$6	$5	$18	$17
Short-term lease cost	7	7	23	21
Variable lease cost	5	14	14	32
Amortization of right-of-use assets - finance	1	1	2	2
Total lease cost	$19	$27	$57	$72

The following table provides supplemental cash flow information related to leases:

Other Lease Information	Nine Months Ended
In millions	Sep 30, 2022	Sep 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$18	$17
Financing cash flows for finance leases	$2	$2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2	$—
Finance leases	$1	$5

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at September 30, 2022 and December 31, 2021:

Lease Position	Balance Sheet Classification	Sep 30, 2022	Dec 31, 2021
In millions
Assets
Operating lease assets	Operating lease right-of-use assets	$110	$122
Finance lease assets	Property	20	19
Finance lease amortization	Accumulated depreciation	(13)	(11)
Total lease assets		$117	$130
Liabilities
Current
Operating	Operating lease liabilities - current	$21	$20
Finance	Long-term debt due within one year	3	3
Noncurrent
Operating	Operating lease liabilities - noncurrent	91	103
Finance	Long-Term Debt	5	6
Total lease liabilities		$120	$132

The weighted-average remaining lease term and discount rate for leases recorded in the consolidated balance sheets at September 30, 2022 and December 31, 2021 are provided below:

Lease Term and Discount Rate	Sep 30, 2022	Dec 31, 2021
Weighted-average remaining lease term
Operating leases	6.5 years	7.1 years
Finance leases	2.7 years	3.1 years
Weighted-average discount rate
Operating leases	3.33%	3.17%
Finance leases	2.41%	2.53%

The following table provides the maturities of lease liabilities at September 30, 2022:

Maturities of Lease Liabilities	Sep 30, 2022
	Operating Leases	Finance Leases
In millions
2022	$6	$1
2023	24	3
2024	23	2
2025	21	2
2026	19	—
2027 and thereafter	31	—
Total future undiscounted lease payments	$124	$8
Less: Imputed interest	12	—
Total present value of lease liabilities	$112	$8

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances for each component of accumulated other comprehensive loss ("AOCL") for the three and nine months ended September 30, 2022 and 2021 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Cumulative Translation Adjustment
Beginning balance	$(53)	$(55)	$(53)	$(55)
Unrealized gains (losses) on foreign currency translation	—	1	—	1
Ending balance	$(53)	$(54)	$(53)	$(54)
Pension and Other Postretirement Benefits
Beginning balance	$(1,460)	$(1,611)	$(1,498)	$(1,715)
Gains (losses) arising during the period [1]	—	—	—	87
Tax (expense) benefit	—	—	—	(20)
Net gains (losses) arising during the period	—	—	—	67
Amortization of net loss and prior service credit reclassified from AOCL to net income [2]	25	27	74	76
Tax expense (benefit) [3]	(6)	(6)	(17)	(18)
Net loss reclassified from AOCL to net income	19	21	57	58
Other comprehensive income (loss), net of tax	19	21	57	125
Ending balance	$(1,441)	$(1,590)	$(1,441)	$(1,590)
Total AOCL ending balance	$(1,494)	$(1,644)	$(1,494)	$(1,644)
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

NOTE 9 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Corporation's pension and other postretirement benefit plans can be found in Note 17 to the Consolidated Financial Statements included in the 2021 10-K. The following table provides the components of the Corporation's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Defined Benefit Pension Plans
Service cost	$10	$6	$28	$20
Interest cost	21	21	67	61
Expected return on plan assets	(57)	(56)	(170)	(163)
Amortization of prior service credit	—	(1)	(1)	(1)
Amortization of net loss	28	29	82	87
Curtailment gain	—	—	—	(7)
Net periodic benefit cost (credit)	$2	$(1)	$6	$(3)

Other Postretirement Benefit Plan
Service cost	$1	$1	$1	$1
Interest cost	1	—	3	2
Amortization of net gain	(3)	(1)	(7)	(3)
Net periodic benefit cost (credit)	$(1)	$—	$(3)	$—

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

The following table summarizes the fair value of the Corporation's financial instruments at September 30, 2022 and December 31, 2021:

Fair Value of Financial Instruments	Sep 30, 2022				Dec 31, 2021
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$10	$—	$—	$10	$10	$—	$—	$10
Long-term debt including debt due within one year	$(394)	$—	$(26)	$(420)	$(395)	$—	$(133)	$(528)
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

Product and Services Agreements
The following table summarizes UCC’s transactions with TDCC and a TDCC subsidiary related to product and services agreements for the three and nine months ended September 30, 2022 and 2021:

Product and Services Agreements Transactions	Three Months Ended		Nine Months Ended
	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021	Income Statement Classification
In millions
TDCC Subsidiary:
Commodity and raw materials purchases [1]	$518	$382	$1,586	$1,360	Cost of sales
Commission expense	$5	$4	$15	$16	Sundry income (expense) - net
TDCC:
General administrative and overhead type services and service fee	$16	$12	$48	$47	Sundry income (expense) - net
Activity-based costs	$24	$18	$66	$55	Cost of sales
1.Period-end balances on hand are included in inventory. The increase in purchase costs was primarily due to higher feedstock costs.

The following table summarizes cash dividends declared and paid to TDCC for the three and nine months ended September 30, 2022 and 2021:

Cash Dividends Declared and Paid	Three Months Ended		Nine Months Ended
	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
In millions
Cash dividends declared and paid	$247	$78	$768	$118

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

RESULTS OF OPERATIONS
Net Sales
Total net sales were $4,385 million for the first nine months of 2022 compared with $3,604 million for the first nine months of 2021, an increase of 22 percent. Net sales to related companies, principally to TDCC, were $4,228 million for the first nine months of 2022 compared with $3,502 million for the first nine months of 2021, an increase of 21 percent. Selling prices to TDCC are determined in accordance with the terms of an agreement between UCC and TDCC.

In the first nine months of 2022, average selling price increased 18 percent compared with the first nine months of 2021. Price increased across almost all product lines, driven by tight industry supply and demand dynamics and rising raw material and feedstock costs, with the most significant price increases in glycol ethers, ethanolamines, oxo alcohols, plastics used for wire and cable applications and ethyleneamines. Despite significant planned maintenance turnaround projects in 2022, volume for the first nine months of 2022 increased 4 percent compared with the first nine months of 2021, as Winter Storm Uri negatively impacted production on the U.S. Gulf Coast in the first quarter of 2021 and Hurricane Ida negatively impacted production at the Corporation's St. Charles, Louisiana, operations in the third quarter of 2021. Volume increased across most product lines, with the most significant volume increases in acrylic monomers, home and personal care products, ethanolamines and polyglycols. These increases were partially offset by a volume decrease in vinyl acetate monomers ("VAM"), due to a utility outage in the first quarter of 2022, which resulted in unplanned maintenance, downtime and process issues, and planned maintenance turnaround projects in the third quarter of 2022 that constrained VAM production.

Cost of Sales
Cost of sales was $3,687 million for the first nine months of 2022 compared with $3,338 million for the first nine months of 2021, an increase of 10 percent. The increase in cost of sales was driven primarily by higher raw material and feedstock costs. Cost of sales in the first nine months of 2022 was also negatively impacted by environmental charges of $37 million, resulting primarily from updated remediation estimates and scope changes on existing matters. These cost increases were partially offset by third party insurance recoveries in 2022 related to Winter Storm Uri, which were facilitated by TDCC through its global insurance program.

Interest Income
Interest income was $9 million for the first nine months of 2022 compared with $2 million for the first nine months of 2021. The increase in interest income primarily resulted from the significant increase in interest rates since the first quarter of 2022.

Provision for Income Taxes
The Corporation is subject primarily to U.S. federal and state taxes. For the first nine months of 2022, the Corporation reported a tax provision of $144 million, which resulted in an effective tax rate of 23.3 percent compared with $59 million for the first nine months of 2021, which resulted in an effective tax rate of 33.0 percent. In the third quarter of 2021, the Corporation recognized an uncertain tax position related to litigation in a foreign jurisdiction which negatively impacted the effective tax rate.

Net Income Attributable to UCC
The Corporation reported net income of $475 million for the first nine months of 2022 compared with $120 million for the first nine months of 2021. Net income for the first nine months of 2021 was negatively impacted by production disruptions, increasing feedstock and energy costs not recovered through selling price increases, and repair and start-up costs due to extreme weather conditions and extended outages caused by Winter Storm Uri in the first quarter of 2021 and Hurricane Ida in the third quarter of 2021.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2022	2021
Claims unresolved at Jan 1	8,747	9,126
Claims filed	3,662	3,177
Claims settled, dismissed or otherwise resolved	(5,823)	(3,340)
Claims unresolved at Sep 30	6,586	8,963
Claimants with claims against both UCC and Amchem	(1,502)	(2,312)
Individual claimants at Sep 30	5,084	6,651

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

For additional information, see Asbestos-Related Matters in Note 6 to the Consolidated Financial Statements; Part II, Item 1. Legal Proceedings; and Note 14 to the Consolidated Financial Statements included in the 2021 10-K.

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at September 30, 2022.

Dividends
On a quarterly basis, the Corporation's Board of Directors ("the Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. For the first nine months of 2022, the Corporation declared and paid cash dividends of $768 million to TDCC ($118 million for the first nine months of 2021). On October 18, 2022, the Board approved a dividend to TDCC of $295 million, payable on or before December 29, 2022.

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

Union Carbide Corporation and Subsidiaries PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters
No material developments in asbestos-related matters occurred in the first nine months of 2022. For a current status of asbestos-related matters, see Note 6 to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
Since December 31, 2021, there have been no material changes to the Corporation's Risk Factors, except as noted below, which was updated in the first and second quarters of 2022:

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

UNION CARBIDE CORPORATION

Date:	October 21, 2022

/s/ RONALD C. EDMONDS
Ronald C. Edmonds Controller and Vice President of Controllers and Tax The Dow Chemical Company Authorized Representative of Union Carbide Corporation

/s/ IGNACIO MOLINA
Ignacio Molina Vice President, Treasurer and Chief Financial Officer