Form 10-K
period 2022-12-31
UNION CARBIDE CORP /NEW/
filed 2023-02-01
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
☐ Yes    ☑ No

At February 1, 2023, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE
None

Union Carbide Corporation

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2022

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

Forward-looking statements are based on current assumptions and expectations of future events that are subject to risks, uncertainties and other factors that are beyond the Corporation’s control, which may cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements and speak only as of the date the statements were made. These factors include, but are not limited to: sales of UCC's products; UCC's expenses, future revenues and profitability; the continuing global and regional economic impacts of the coronavirus disease 2019 pandemic and other public health-related risks and events on the Corporation’s business; any sanctions, export restrictions, supply chain disruptions or increased economic uncertainty related to the ongoing conflict between Russia and Ukraine; capital requirements and need for and availability of financing; unexpected barriers in the development of technology, including with respect to UCC’s contemplated capital and operating projects; significant litigation and environmental matters and related contingencies and unexpected expenses; the success of competing technologies that are or may become available; the ability to protect UCC's intellectual property in the United States and abroad; developments related to contemplated restructuring activities and proposed divestitures or acquisitions such as workforce reduction, manufacturing facility and/or asset closure and related exit and disposal activities, and the benefits and costs associated with each of the foregoing; fluctuations in energy and raw material prices; management of process safety and product stewardship; changes in consumer preferences and demand; changes in laws and regulations, political conditions or industry development; global economic and capital markets conditions, such as inflation, market uncertainty, interest and currency exchange rates, and equity and commodity prices; business or supply disruptions; security threats, such as acts of sabotage, terrorism or war, including the ongoing conflict between Russia and Ukraine; weather events and natural disasters; disruptions in the Corporation’s information technology networks and systems; and, since The Dow Chemical Company ("TDCC"), a wholly owned subsidiary of Dow Inc. (together, with TDCC and its consolidated subsidiaries, "Dow"), is the primary customer of UCC: Dow's ability to realize its commitment to carbon neutrality on the contemplated timeframe; the size of the markets for Dow’s products and services and its ability to compete in such markets; Dow's failure to develop and market new products and optimally manage product life cycles; the rate and degree of market acceptance of Dow’s products; and changes in relationships with Dow’s significant customers and suppliers.

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

Technology Licensing and Catalysts - includes catalysts for supply and licensing of the METEOR™ Process for EO/EG and the LP OXO℠ process for oxo alcohols; and licensing of the METEOR™ Process for EO/EG and the LP OXO℠ process for oxo alcohols through Dow Technology Investments LLC, a 50:50 joint venture with Dow Global Technologies LLC, a TDCC subsidiary.

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

PATENTS, LICENSES AND TRADEMARKS
The Corporation continually applies for and obtains U.S. and foreign patents that relate to a wide variety of products and processes, has a substantial number of pending patent applications throughout the world and is licensed under a number of patents. At December 31, 2022, the Corporation owned 66 active U.S. patents and 385 active foreign patents related to a wide variety of products and processes. These patents expire as follows:

Remaining Life of Patents Owned at Dec 31, 2022	United States	Rest of World
Within 5 years	10	58
6 to 10 years	46	290
11 to 15 years	9	32
16 to 20 years	1	5
Total	66	385

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

OTHER ACTIVITIES
Dividends
On a quarterly basis, the Corporation's Board of Directors ("Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. The Corporation declared and paid cash dividends to TDCC of $1,063 million in 2022 and $288 million in 2021. On January 24, 2023, the Board approved a dividend to TDCC of $135 million, payable on or before March 31, 2023.

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

PANDEMIC - RELATED RISKS
Public Health Crisis: A public health crisis or global outbreak of disease could have a negative effect on the Corporation's manufacturing operations, supply chain and workforce, creating disruptions that could have a substantial negative impact on the Corporation’s results of operations, financial condition and cash flows.
UCC sells substantially all of its products to TDCC in order to simplify the worldwide customer interface process and, as a result, the Corporation is subject to many of the same global risk factors facing TDCC, including those that may be presented by a public health crisis. A public health crisis, including a pandemic similar in nature to COVID-19, could impact all geographic regions where UCC's products are produced and sold. The global, regional and local spread of a public health crisis could result in, and in the past has resulted in, significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions and/or bans, mask and vaccination mandates, restrictions on large gatherings and restricted access to certain corporate facilities and manufacturing sites. Business disruptions and market volatility resulting from a public health crisis could have a substantial negative impact on the Corporation's results of operations, financial condition and cash flows. The adverse impact of a pandemic could include, and in the past has included, without limitation, a decrease in demand for certain of the Corporation's products; price declines; reduced profitability; supply chain disruptions impeding the Corporation's ability to ship and/or receive product; temporary idling or permanent closure of select manufacturing facilities and/or manufacturing assets; asset impairment charges; interruptions or limitations to manufacturing operations imposed by local, state or federal governments; reduced market liquidity and increased borrowing costs; workforce absenteeism and distraction; labor shortages; increased cyber security risk and data accessibility disruptions due to remote working arrangements; and workforce reductions. Additional risks may include, but are not limited to: shortages of key raw materials; additional asset impairment charges; increased obligations related to the Corporation’s pension and other postretirement benefit plans; and tax valuation allowances and may also have the effect of heightening many of the other risks described in this "Risk Factors" section.

MACROECONOMIC RISKS
Global Economic Considerations: The Corporation operates in a global, competitive environment, which gives rise to operating and market risk exposure.
The Corporation sells substantially all of its products to TDCC, a wholly owned subsidiary of Dow Inc., which operates in a competitive, global environment, and competes worldwide for sales. Increased levels of competition could result in lower prices or lower sales volume, which could have a negative impact on the Corporation's results of operations. Sales of TDCC's products are also subject to extensive federal, state, local and foreign laws and regulations; trade agreements; import and export controls; taxes; and duties and tariffs. The imposition of additional regulations, controls, taxes, and duties and tariffs or changes to bilateral and regional trade agreements could result in lower sales volume, which could negatively impact the Corporation's results of operations.

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

In February 2022, Russia invaded Ukraine resulting in the United States, Canada, the European Union and other countries imposing economic sanctions on Russia. Dow suspended all purchases of feedstocks and energy from Russia and has significantly reduced its operations and product offerings in the country. Dow has also stopped all investments in and is only supplying limited essential goods to Russia. These actions have not had and are not expected to have a material impact on the Corporation’s financial condition or results of operations. However, the fluidity and continuation of the conflict may result in additional economic sanctions and other impacts which could have a negative impact on TDCC’s financial condition, results of operations and cash flows, which could also negatively impact the Corporation. These include decreased sales; supply chain and logistics disruptions; volatility in foreign exchange rates and interest rates; inflationary pressures on and availability of raw materials and energy, most notably in Europe; and heightened cybersecurity threats.

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
The Corporation is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, climate change, greenhouse gas emissions and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. At December 31, 2022, the Corporation had accrued obligations of $183 million ($148 million at December 31, 2021) for probable environmental remediation and restoration costs, including $36 million ($23 million at December 31, 2021) for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Corporation's operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities. For additional information, see Part II, Item 7. Other Matters, Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. At December 31, 2022, the Corporation's total asbestos-related liability for pending and future claims, including future defense and processing costs, was $947 million ($1,016 million at December 31, 2021). See Notes 1 and 13 to the Consolidated Financial Statements for more information on asbestos-related matters.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pursuant to General Instruction I of Form 10-K "Omission of Information by Certain Wholly-Owned Subsidiaries," this section includes only management's narrative analysis of the results of operations for the year ended December 31, 2022, the most recent fiscal year, compared with the year ended December 31, 2021, the fiscal year immediately preceding it.

References to "TDCC" refer to The Dow Chemical Company and its consolidated subsidiaries, except as otherwise indicated by the context. Union Carbide Corporation (the "Corporation" or "UCC") has been a wholly owned subsidiary of TDCC since 2001. TDCC has been a wholly owned subsidiary of Dow Inc. since 2019. References to "Dow" refer to Dow Inc., together with TDCC and its consolidated subsidiaries.

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

RESULTS OF OPERATIONS
Net Sales
Total net sales for 2022 were $5,449 million, compared with net sales of $5,105 million in 2021, an increase of 7 percent. Net sales to related companies, principally to TDCC, were $5,258 million for 2022, compared with $4,951 million for 2021, an increase of 6 percent. Selling prices to TDCC are determined in accordance with the terms of an agreement between UCC and TDCC.

Average selling price increased 9 percent in 2022 compared with 2021. Price increased across almost all product lines, driven by tight industry supply and demand dynamics and rising raw material and feedstock costs, with the most significant price increases in ethanolamines, glycol ethers, plastics used for wire and cable applications and ethyleneamines, partially offset by lower polyethylene prices. Volume decreased 2 percent in 2022 compared with 2021, as lower volume in vinyl acetate monomers, due to reduced demand, raw material supply constraints and unplanned maintenance, downtime and process issues due to a utility outage in the first quarter of 2022, and a volume decrease in polyethylene, more than offset volume growth in polyglycols, acrylic monomers, ethanolamines and plastics used for wire and cable applications.

Cost of Sales
Cost of sales in 2022 was $4,586 million, up 3 percent from $4,463 million in 2021. The increase in cost of sales was driven by higher raw material and feedstock costs. Cost of sales in 2022 was also negatively impacted by environmental charges of $37 million in the first quarter of 2022, resulting from updated remediation estimates and scope changes on existing matters. Cost of sales in 2022 was positively impacted by third party insurance recoveries related to covered losses resulting from severe weather events on the U.S. Gulf Coast in 2021, which were facilitated by TDCC through its global insurance program. Cost of sales in 2021 was positively impacted by insurance recoveries from TDCC's insurance affiliate related to covered losses resulting from severe weather events on the U.S. Gulf Coast in 2021.

Interest Income
Interest income for 2022 was $18 million, compared with $2 million in 2021. The increase in interest income primarily resulted from the significant increase in interest rates in 2022. See Note 18 to the Consolidated Financial Statements for additional information related to the Corporation's cash management activities.

Provision for Income Taxes
The Corporation reported a tax provision of $172 million in 2022, which resulted in an overall effective tax rate of 22.5 percent. In 2021, the Corporation reported a tax provision of $154 million, which resulted in an overall effective tax rate of 29.1 percent. In 2021, the Corporation recognized additional charges related to state and local jurisdictions and an uncertain tax position related to litigation in a foreign jurisdiction which negatively impacted the effective tax rate. The underlying factors affecting UCC's overall effective tax rates are summarized in Note 7 to the Consolidated Financial Statements.

Net Income Attributable to UCC
The Corporation reported net income of $594 million in 2022, compared with net income of $375 million in 2021. Net income for 2021 was negatively impacted by production disruptions, increasing feedstock and energy costs not recovered through selling price increases, and repair and start-up costs due to extreme weather and extended outages caused by Winter Storm Uri in the first quarter of 2021 and Hurricane Ida in the third quarter of 2021.

Capital Expenditures
Capital spending in 2022 was $143 million, compared with $121 million in 2021. Capital spending increased primarily due to ongoing projects to install additional air pollution control and monitoring technology on steam-assisted flares at the Corporation's olefins manufacturing facility in St. Charles, Louisiana.

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

Environmental Matters
The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. At December 31, 2022, the Corporation had accrued obligations of $183 million for probable environmental remediation and restoration costs, including $36 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. For further discussion, see Environmental Matters in Notes 1 and 13 to the Consolidated Financial Statements.

Pension Plans and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could have been settled at December 31, 2022, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note 16 to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

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

The Corporation determines the expected long-term rate of return on plan assets by performing a detailed analysis of key economic and market factors driving historical returns for each asset class and formulating a projected return based on factors in the current environment. Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads, and other valuation measures and market metrics. The expected long-term rate of return for each asset class is then weighted based on the strategic asset allocation approved by the governing body for each plan. The Corporation's historical experience with the pension fund asset performance is also considered. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2022 and 2021 was 6.80 percent. This assumption will also be used for determining 2023 net periodic pension expense. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Corporation's pension plans.

The discount rates utilized to measure the pension and other postretirement benefit obligations are based on the yield on high-quality corporate fixed income investments at the measurement date. Future expected actuarially determined cash flows for the plans are individually discounted at the spot rates under the Willis Towers Watson U.S. RATE:Link 60-90 corporate yield curve (based on 60th to 90th percentile high-quality corporate bond yields) to arrive at the plan’s obligations as of the measurement date. The weighted-average discount rate utilized to measure pension obligations was 5.60 percent at December 31, 2022 and 2.94 percent at December 31, 2021.

The value of the qualified plan assets totaled $2.7 billion at December 31, 2022, a decrease from $3.6 billion at December 31, 2021. The underfunded status of the qualified plan decreased by $140 million at December 31, 2022, compared with December 31, 2021. The Corporation did not make contributions to the qualified plan in 2022.

The assumption for the long-term rate of increase in compensation levels was 4.25 percent at December 31, 2022 and 2021. Since 2002, the Corporation has used a generational mortality table to determine the duration of its pension and other postretirement obligations.

The Corporation bases the determination of pension expense on a market-related valuation of plan assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2022, $507 million of net losses remain to be recognized in the calculation of the market-related value of plan assets. These net losses will result in increases in future pension expense as they are recognized in the market-related value of assets.

The net decrease in the market-related value of assets due to the recognition of prior losses is presented in the following table:

Net Decrease in Market-Related Asset Value Due to Recognition of Prior Losses
In millions
2023	$74
2024	124
2025	153
2026	156
Total	$507

The Corporation expects pension expense to increase in 2023 by approximately $30 million, driven primarily by discount rate increases, resulting in higher interest cost, partially offset by a reduction in the amortization of actuarial losses.

A 25 basis point adjustment in the long-term return on assets assumption would change the Corporation's total pension expense by $8 million for 2023. A 25 basis point adjustment in the discount rate assumption would change the Corporation's total pension expense by $1 million for 2023.

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

At December 31, 2022, the Corporation had a net deferred tax asset balance of $239 million, after valuation allowances of $15 million. In evaluating the ability to realize the deferred tax assets, the Corporation relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

The Corporation recognizes the financial statement effects of an uncertain tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. At December 31, 2022, the Corporation had a liability for uncertain tax positions of $8 million. For additional information, see Note 7 to the Consolidated Financial Statements.

Environmental Matters
Environmental Policies
The Corporation is committed to world-class environmental, health and safety ("EH&S") performance, as demonstrated by a long-standing commitment to Responsible Care®, as well as a strong commitment to Dow's 2025 Sustainability Goals and Dow's drive to deliver against new targets on climate protection and a circular economy. These goals and targets set the standard for sustainability in the chemical industry by focusing on improvements in UCC's local corporate citizenship and product stewardship, and by actively pursuing methods to reduce the Corporation's environmental impact.

To help meet Dow’s public commitments, as well as the stringent laws and government regulations related to environmental protection and remediation to which its global operations are subject, UCC has well-defined policies, requirements and management systems. Dow's EH&S management system ("EMS") defines the "who, what, when and how" needed for the Corporation to implement the policies and requirements and meet performance objectives, leadership expectations and public commitments. To ensure effective utilization, Dow's EMS is integrated into a company-wide management system for EH&S, Operations, Quality and Human Resources.

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

Chemical Security
Public and political attention continues to be placed on the protection of U.S. critical infrastructure, including the chemical industry, from security threats. Sabotage, terrorism, war, natural disasters and cyber incidents have increased global concerns about the security and safety of chemical production and distribution. UCC continues to improve its security plans, placing emphasis on the safety of UCC communities and people by being prepared to meet risks at any level and to address both internal and external identifiable risks. UCC's security plans are designed to avert interruptions of normal business operations that could have a material impact on the Corporation's results of operations, financial condition and cash flows.

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

Climate Protection
Addressing climate-related risks and opportunities is part of Dow’s overall climate strategy, which encompasses UCC's operations. This science-based strategy includes a phased approach to decarbonize while meeting growing demand for Dow's products and contributing to a low-carbon future through continued investment in new products, technologies and processes. In 2020, Dow announced commitments to reduce its net annual Scope 1 and 2 carbon emissions by an additional 5 million metric tons by 2030 versus its 2020 baseline, a 15 percent reduction and a 30 percent reduction since 2005 as Dow had reduced its carbon emissions 15 percent between 2005 and 2020. Additionally, Dow announced its intention to be carbon neutral by 2050 (Scope 1+2+3, as defined by the Greenhouse Gas Protocol Corporate Accounting and Reporting Standard, plus product benefits). Reflecting Dow's focus to make meaningful progress in the near term, Dow intends to reduce its carbon emissions by approximately 2 million metric tons from 2022 to 2025 while growing underlying earnings. Dow is also committed to advancing water stewardship within its operations and to working collaboratively to enhance water management at the watershed level. As part of this commitment, Dow has set a global target to reduce freshwater intake intensity by 20 percent at its key water-stressed sites by 2025.

Despite these commitments, climate change-related risks and uncertainties, legal or regulatory responses to climate change, and failure to meet climate change commitments could negatively impact UCC’s operations, financial condition and/or reputation. Climate-related risks include both physical and transition risks.

Physical Risks
Climate-related physical risks include more frequent severe weather events, potential changes in precipitation patterns, water scarcity and extreme variability in weather patterns, which can disrupt the operations of Dow and the Corporation, as well as those of its customers, partners and vendors.

Transition Risks
Climate-related transition risks include the availability, development and affordability of lower greenhouse gas emissions technology, the effects of carbon pricing and changes in public sentiment, regulations, taxes, public mandates or requirements.

The potential impacts of climate-related risks as well as climate-related opportunities are part of Dow’s climate strategy and factored into Dow’s business and financial planning, which includes UCC's operations. When assessing the magnitude of impact, Dow evaluates elements such as changes to the cost of raw materials, impact on operating cost (e.g., energy costs, costs of complying with regulation), cost of investment in new technology to reduce emissions, impact to the price at which products can be sold, impact of potential lost sales or, in the case of opportunities, improvements in production, increased revenues, cost efficiencies and market share gained. In addition, there could be impacts that need to be considered that cannot be financially quantified (e.g., reputational impact of certain risks and opportunities).

Advancing a Circular Economy
Dow’s vision for turning the tide on plastic waste is centered on solving challenges: from designing for recyclability at the beginning of a product’s life to increasing Dow's capacity to use plastic waste as feedstock and other alternative feedstock, enabling plastic waste to be blended with virgin plastic as recycled resins, and building and partnering in industrial ecosystems to close the loop. The issue is complex, and through partnerships, Dow is working across the value chain to improve access to collection, recycling, and processing infrastructure and to create new circular business models. As a significant component of Dow's plastics business, UCC is a key participant in Dow's efforts in advancing a circular economy.

Improving circularity of plastics through recycling and reuse is critical to a world that is also targeting carbon emissions reduction. The lower-carbon benefits of polyethylene-based packaging serve as a key driver and source of value, as well as the lifecycle perspective of plastic versus other available materials. Moving to circular products includes increasing the share of plastics production from circular feedstocks. In 2020, Dow announced "stop the waste" and "close the loop" targets to address plastic waste and, in 2022, Dow committed to accelerating the circular ecosystem by turning waste and alternative feedstock into raw materials that help deliver 3 million metric tons per year of circular and renewable solutions by 2030 with a new "transform the waste" sustainability target.

Meeting this expanded “transform the waste” target will require investments in technologies and infrastructure and strategic partnerships. To do this, Dow will expand its efforts to “stop the waste” by building industrial ecosystems to collect, reuse or recycle waste and expand its portfolio to meet rapidly growing demand. Dow expects the waste required to produce this expanded target to surpass and replace its original 1 million metric ton stop the waste goal.

Dow is also working directly with its customers, brand owners and the value chain to help customers redesign and create packaging solutions that are both high-performance and recyclable or made with circular polymers. Dow continuously invests in application development, packaging redesign and infrastructure improvements to deliver on its circularity goals.

As one of the world’s largest producers of plastic, Dow wants to put an end to plastic waste. Eliminating plastic waste is about more than just recycling and reusing. It is about creating innovative solutions that are sustainable and continuing to invest in an industrial ecosystem for the circular economy. UCC will continue to work with Dow and its subsidiaries to help provide solutions for this global issue.

Environmental Remediation
UCC accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note 1 to the Consolidated Financial Statements. To assess the impact on the consolidated financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had an accrued liability of $147 million at December 31, 2022 and $125 million at December 31, 2021, related to the remediation of current or former UCC-owned sites.

In addition to current and former UCC-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as "Superfund Law"), UCC is liable for remediation of other hazardous waste sites where UCC allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Because Superfund Law imposes joint and several liability upon each party at a site, UCC has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties ("PRPs") at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management's estimate of the Corporation's remaining liability for the remediation of Superfund sites was $36 million at December 31, 2022 and $23 million at December 31, 2021, which has been accrued, although the ultimate cost with respect to these sites could exceed that amount. The Corporation has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites	UCC-owned Sites [1]		Superfund Sites [2]
	2022	2021	2022	2021
Number of sites at Jan 1	26	25	66	66
Sites added during year	—	1	—	1
Sites closed during year	—	—	(5)	(1)
Number of sites at Dec 31	26	26	61	66
1.UCC-owned sites are sites currently or formerly owned by UCC. In the United States, remediation obligations are imposed by the Resource Conservation and Recovery Act or analogous state law.
2.Superfund sites are sites, including sites not owned by UCC, where remediation obligations are imposed by Superfund Law.

In total, the Corporation's accrued liability for probable environmental remediation and restoration costs was $183 million at December 31, 2022, compared with $148 million at December 31, 2021. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation's management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation's results of operations, financial condition and cash flows.

The amounts charged to income on a pretax basis related to environmental remediation totaled $72 million in 2022, $47 million in 2021 and $49 million in 2020. The amounts charged to income on a pretax basis related to operating the Corporation's pollution abatement facilities, excluding internal recharges, totaled $119 million in 2022, $101 million in 2021 and $98 million in 2020. Capital expenditures for environmental protection were $38 million in 2022, $8 million in 2021 and $5 million in 2020. The Corporation is in the process of installing additional air pollution control and monitoring technology on its steam-assisted flares at its olefins manufacturing facility in St. Charles, Louisiana. These installations are expected to result in additional capital expenditures of approximately $60 million over the next three years.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2022	2021	2020
Claims unresolved at Jan 1	8,747	9,126	11,117
Claims filed	4,664	4,233	4,857
Claims settled, dismissed or otherwise resolved	(6,538)	(4,612)	(6,848)
Claims unresolved at Dec 31	6,873	8,747	9,126
Claimants with claims against both UCC and Amchem	(1,530)	(2,139)	(2,904)
Individual claimants at Dec 31	5,343	6,608	6,222

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

Debt Covenants and Default Provisions
The Corporation's outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation's size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at December 31, 2022.

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

UCC uses value-at-risk ("VAR"), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Corporation is a variance/covariance model. This model uses a 97.5 percent confidence level and includes at least one year of historical data. The 2022 and 2021 year-end and average daily VAR for the aggregate of all positions are shown below:

Total Daily VAR at Dec 31	2022		2021
In millions	Year-end	Average	Year-end	Average
Interest rate	$5	$4	$3	$3

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of Union Carbide Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Union Carbide Corporation and subsidiaries (the "Corporation") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the Corporation's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Asbestos- Refer to Notes 1 and 13 to the Financial Statements

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

Given the significant judgments made by management to estimate the asbestos liability, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to average resolution value of pending and future claims, estimated number of pending and future claims, curve of how claims will occur, estimated terminal date, and acceptance rate applied to estimated future claims required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimate and assumptions of the asbestos liability included the following, among other procedures:

•We tested the effectiveness of controls related to the asbestos liability including management’s controls over the determination of average resolution value of pending and future claims, estimated number of pending and future claims, valuation of future claims, curve of how claims will occur, the estimated terminal date and the acceptance rate applied to estimated future claims.
•We evaluated the methods and assumptions used by management to estimate the asbestos liability by:
•Testing the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were reasonable.
•Comparing management’s prior-year assumptions of expected development and ultimate loss to actuals incurred during the current year to identify potential bias in the determination of the asbestos-related liabilities.
•With the assistance of our actuarial specialists, we independently developed scenario-adjusted estimates of the asbestos-related liabilities, including loss data and industry claim development factors, and compared our estimates to management’s estimates.
•We read external information included in regulatory filings and news releases to search for contradictory evidence.

/s/ DELOITTE & TOUCHE LLP
Midland, Michigan
February 1, 2023

We have served as the Corporation's auditor since 2001.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

(In millions) For the years ended Dec 31,	2022	2021	2020
Net trade sales	$191	$154	$129
Net sales to related companies	5,258	4,951	3,574
Total net sales	5,449	5,105	3,703
Cost of sales	4,586	4,463	3,245
Research and development expenses	26	25	24
Selling, general and administrative expenses	10	9	9
Restructuring and asset related charges - net	—	1	15
Sundry income (expense) - net	(53)	(53)	168
Interest income	18	2	12
Interest expense and amortization of debt discount	26	27	33
Income before income taxes	766	529	557
Provision for income taxes	172	154	130
Net income attributable to Union Carbide Corporation	$594	$375	$427
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For the years ended Dec 31,	2022	2021	2020
Net income attributable to Union Carbide Corporation	$594	$375	$427
Other comprehensive income (loss), net of tax
Cumulative translation adjustments	(1)	2	1
Pension and other postretirement benefit plans	150	217	(106)
Total other comprehensive income (loss)	149	219	(105)
Comprehensive income attributable to Union Carbide Corporation	$743	$594	$322
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

(In millions, except share amounts) At Dec 31,	2022	2021
Assets
Current Assets
Cash and cash equivalents	$10	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2022: $—; 2021: $—)	40	49
Related companies	766	1,394
Other	24	29
Income taxes receivable	211	306
Notes receivable from related companies	958	988
Inventories	256	250
Other current assets	38	41
Total current assets	2,303	3,068
Investments
Investments in related companies	237	237
Other investments	23	22
Noncurrent receivables	91	83
Noncurrent receivables from related companies	61	68
Total investments	412	410
Property
Property	7,104	7,168
Less accumulated depreciation	5,922	5,960
Net property	1,182	1,208
Other Assets
Intangible assets (net of accumulated amortization 2022: $100; 2021: $103)	9	13
Operating lease right-of-use assets	107	122
Deferred income tax assets	239	288
Deferred charges and other assets	37	47
Total other assets	392	470
Total Assets	$4,289	$5,156
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$51	$30
Notes payable - other	4	—
Long-term debt due within one year	132	3
Accounts payable:
Trade	284	362
Related companies	411	622
Other	16	27
Operating lease liabilities - current	21	20
Income taxes payable	33	25
Asbestos-related liabilities - current	90	85
Accrued and other current liabilities	145	171
Total current liabilities	1,187	1,345
Long-Term Debt	262	392
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	298	491
Asbestos-related liabilities - noncurrent	857	931
Operating lease liabilities - noncurrent	87	103
Other noncurrent obligations	254	230
Total other noncurrent liabilities	1,496	1,755
Stockholders' Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	141	141
Retained earnings	2,605	3,074
Accumulated other comprehensive loss	(1,402)	(1,551)
Union Carbide Corporation's stockholders' equity	1,344	1,664
Total Liabilities and Equity	$4,289	$5,156
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended Dec 31,	2022	2021	2020
Operating Activities
Net income attributable to Union Carbide Corporation	$594	$375	$427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199	202	210
Provision for deferred income tax	5	140	46
Net gain on sales of property and investments	(3)	(6)	(271)
Restructuring and asset related charges - net	—	1	15
Net periodic pension benefit cost (credit)	9	(5)	56
Pension contributions	(3)	(549)	(2)
Net loss on early extinguishment of debt	—	—	19
Other, net	—	11	—
Changes in assets and liabilities:
Accounts and notes receivable	14	(22)	(6)
Related company receivables	658	(24)	(194)
Inventories	(6)	(48)	33
Accounts payable	(89)	132	28
Related company payables	(190)	210	24
Asbestos-related payments	(69)	(82)	(67)
Other assets and liabilities	75	71	(42)
Cash provided by operating activities	1,194	406	276
Investing Activities
Capital expenditures	(143)	(121)	(135)
Change in noncurrent receivable from related company	7	(2)	—
Proceeds from sales of property	3	7	330
Cash provided by (used for) investing activities	(133)	(116)	195
Financing Activities
Dividends paid to parent	(1,063)	(288)	(362)
Changes in short-term notes payable	4	—	(6)
Payments on long-term debt	(3)	(2)	(84)
Transaction financing, debt issuance and other costs	—	—	(19)
Cash used for financing activities	(1,062)	(290)	(471)
Summary
Decrease in cash and cash equivalents	(1)	—	—
Cash and cash equivalents at beginning of year	11	11	11
Cash and cash equivalents at end of year	$10	$11	$11
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

(In millions) For the years ended Dec 31,	2022	2021	2020
Common Stock
Balance at beginning and end of period	$—	$—	$—
Additional Paid-in Capital
Balance at beginning and end of period	141	141	141
Retained Earnings
Balance at beginning of period	3,074	2,987	2,922
Net income attributable to Union Carbide Corporation	594	375	427
Dividends declared	(1,063)	(288)	(362)
Other	—	—	—
Balance at end of period	2,605	3,074	2,987
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,551)	(1,770)	(1,665)
Other comprehensive income (loss)	149	219	(105)
Balance at end of period	(1,402)	(1,551)	(1,770)
Union Carbide Corporation's Stockholder's Equity	$1,344	$1,664	$1,358
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

Intercompany transactions and balances are eliminated in consolidation. Transactions with the Corporation’s parent company, TDCC, and other subsidiaries of TDCC, have been reflected as related company transactions in the consolidated financial statements. See Note 18 for additional information.

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

Some leasing arrangements require variable payments that are dependent upon usage or output, or may vary for other reasons, such as insurance or tax payments. Variable lease payments are recognized as incurred and are not presented as part of the ROU asset or lease liability. See Note 14 for additional information.

Revenue
Substantially all of the Corporation's revenues are generated by sales to TDCC. Revenue for product sales to related companies is recognized when the related company obtains control of the product, which occurs either at the time that production is complete or shipped free on board ("FOB") from UCC's manufacturing facility, in accordance with the sales agreement between the Corporation and TDCC. The Corporation recognizes revenue for product sales to trade customers when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Corporation expects to receive in exchange for those goods or services. To determine revenue recognition, the Corporation performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 3 for additional information.

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the first quarter of 2021, the Corporation adopted Accounting Standards Update ("ASU") 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, "Income Taxes" and improve consistent application by clarifying and amending existing guidance. The adoption of this guidance did not have a material impact on the consolidated financial statements.

Accounting Guidance Issued But Not Adopted at December 31, 2022
In September 2022, the Financial Accounting Standards Board issued ASU 2022-04, "Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations," which requires disclosures intended to enhance the transparency of supplier finance programs. The amendments in this ASU require buyers in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The amendments should be applied retrospectively to each period in which a balance sheet is presented, except for disclosure of rollforward information, which should be applied prospectively. The ASU only requires disclosures related to the Corporation's supplier finance programs and does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The Corporation expects to adopt the new disclosure requirements in the first quarter of 2023, with the exception of the annual requirement to disclose rollforward information, which the Corporation expects to early adopt and present prospectively beginning in the 2023 annual financial statements.

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

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 18 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $33 million at December 31, 2022 ($35 million at December 31, 2021), of which $2 million ($2 million at December 31, 2021) was included in "Accrued and other current liabilities" and $31 million ($33 million at December 31, 2021) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

NOTE 4 - DIVESTITURES
Divestiture of Rail Infrastructure Operations and Assets
On July 2, 2020, TDCC entered into a definitive agreement to sell its rail infrastructure operations and assets at certain sites in the U.S. and Canada to an affiliate of Watco Companies, L.L.C. ("Watco affiliate") and the transaction closed September 30, 2020. As part of this transaction, UCC sold certain related operations and assets, including existing agreements to provide rail services to unrelated third parties, located at its sites in St. Charles, Louisiana ("St. Charles"), and Seadrift, Texas, with a net book value of $9 million, to the Watco affiliate. UCC retained ownership of the sites and underlying real property where the divested operations are located. UCC and the Watco affiliate entered into mutual long-term service agreements designed to ensure the continuation of rail services for UCC's existing operations at the impacted sites. The rail-service agreements include variable fees that have an initial term of 25 years. As part of the sale, UCC received proceeds of $95 million from TDCC, subject to customary post-closing adjustments, and recognized a pretax gain on the sale of $86 million, included in "Sundry income (expense) - net" in the consolidated statements of income. See Note 18 for more information on the cash management process.

The Corporation evaluated the divestiture of the rail infrastructure operations and assets and determined it did not represent a strategic shift that had a major effect on the Corporation’s operations and financial results and did not qualify as an individually significant component of the Corporation. As a result, the divestiture is not reported as discontinued operations.

Divestiture of Marine and Terminal Operations and Assets
On September 14, 2020, TDCC entered into a definitive agreement to sell certain U.S. Gulf Coast marine and terminal operations and assets, including certain operations and assets located at UCC's site in St. Charles, to an affiliate of Royal Vopak ("Vopak affiliate"), and the transaction closed December 1, 2020. As part of this transaction, UCC sold certain related operations and assets located at its St. Charles site, including existing agreements to provide marine and terminal services to unrelated third parties, with a net book value of $41 million to the Vopak affiliate. UCC retained ownership of the site and the underlying real property where the divested operations are located. UCC and the Vopak affiliate entered into mutual long-term service agreements designed to ensure the continuation of marine and terminal services for UCC's existing St. Charles operations. The marine and terminal service agreements include fixed and variable fees that have initial terms of up to 25 years. Certain of these agreements contain leases, resulting in operating lease ROU assets and lease liabilities of $38 million. As part of the sale, UCC received proceeds of $226 million from TDCC, subject to customary post-closing adjustments, and recognized a pretax gain on the sale of $185 million, included in "Sundry income (expense) - net" in the consolidated statements of income. See Note 14 for additional information related to leases and Note 18 for additional information on the cash management process.

The Corporation evaluated the divestiture of the marine and terminal operations and assets and determined it did not represent a strategic shift that had a major effect on the Corporation’s operations and financial results and did not qualify as an individually significant component of the Corporation. As a result, the divestiture is not reported as discontinued operations.

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
2020 Restructuring Program
On September 30, 2020, the Corporation's Board of Directors (the "Board") approved restructuring actions that were aligned to the structural cost improvement initiatives announced by Dow Inc. in response to the continued economic impact from the pandemic caused by coronavirus disease 2019 ("COVID-19") ("2020 Restructuring Program"). The restructuring program was designed to reduce structural costs and enable the Corporation to further enhance competitiveness while the COVID-19 economic recovery gained traction. This program included workforce cost reductions and actions to rationalize the Corporation's manufacturing assets. These actions were substantially complete at the end of 2021.

In 2020, the Corporation recorded pretax restructuring charges of $13 million, consisting of severance and related benefit costs of $9 million and asset write-downs and write-offs of $4 million. In 2021, the Corporation recorded a pretax restructuring charge of $1 million for additional severance and related benefit costs. The Corporation paid $9 million for severance and related benefit costs in 2021 and $1 million in 2022.

Cumulative pretax restructuring charges recorded under the 2020 Restructuring Program were $14 million, consisting of severance and related benefit costs of $10 million and asset write-downs and write-offs of $4 million.

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

NOTE 6 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net
In millions	2022	2021	2020
TDCC administrative and overhead fees [1]	$(65)	$(63)	$(31)
Net commission expense - related company [1]	(19)	(21)	(22)
Non-operating pension and other postretirement benefit plan net credits (costs) [2]	34	32	(20)
Net gain on sales of property	3	6	—
Gain on divestiture of marine and terminal operations and assets [3]	—	—	185
Gain on divestiture of rail infrastructure operations and assets [3]	—	—	86
Loss on early extinguishment of debt [4]	—	—	(19)
Other - net	(6)	(7)	(11)
Total sundry income (expense) - net	$(53)	$(53)	$168
1.See Note 18 for additional information.
2.See Note 16 for additional information.
3.See Note 4 for additional information.
4.See Note 12 for additional information.

Supplemental Cash Flow Information
The following table shows cash paid (refunded) for interest and income taxes for the years ended December 31, 2022, 2021 and 2020:

Supplemental Cash Flow Information	2022	2021	2020
In millions
Cash paid (refunded) during year for:
Interest	$31	$31	$41
Income taxes	$63	$(62)	$93

NOTE 7 - INCOME TAXES

Geographic Allocation of Income and Provision for Income Taxes
In millions	2022	2021	2020
Income (loss) before income taxes
Domestic	$767	$531	$558
Foreign	(1)	(2)	(1)
Income before income taxes	$766	$529	$557
Current tax expense (benefit)
Federal	$157	$(11)	$82
State and local	9	5	2
Foreign	1	20	—
Total current tax expense	$167	$14	$84
Deferred tax expense (benefit)
Federal	$(2)	$122	$42
State and local	3	23	4
Foreign	4	(5)	—
Total deferred tax expense	$5	$140	$46
Provision for income taxes	$172	$154	$130
Net income	$594	$375	$427

Reconciliation to U.S. Statutory Rate	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Unrecognized tax benefits	(0.7)	3.0	(0.9)
Federal tax accrual adjustments	0.7	—	3.0
State and local tax impact	1.7	5.3	0.2
Other - net	(0.2)	(0.2)	—
Effective Tax Rate [1]	22.5%	29.1%	23.3%
1.The tax rate for 2022 was unfavorably impacted by state and local tax charges. In 2021, the Corporation recognized additional charges related to state and local jurisdictions and an uncertain tax position related to litigation in a foreign jurisdiction which negatively impacted the effective tax rate. The tax rate for 2020 was unfavorably impacted by an accrual-to-return adjustment.

Deferred Tax Balances at Dec 31	2022		2021
In millions	Assets	Liabilities	Assets	Liabilities
Property	$—	$154	$—	$167
Tax loss and credit carryforwards	26	—	23	—
Postretirement benefit obligations	72	—	119	—
Other accruals and reserves	293	3	313	6
Inventory	2	—	—	—
Other - net	18	—	18	—
Subtotal	$411	$157	$473	$173
Valuation allowances [1]	(15)	—	(12)	—
Total	$396	$157	$461	$173
1.Primarily related to the realization of recorded tax benefits on state tax loss carryforwards from operations in the United States.

Operating Loss and Tax Credit Carryforwards at Dec 31	2022	2021
In millions	Assets	Assets
Operating loss carryforwards
Expire within 5 years	$8	$11
Expire after 5 years or indefinite expiration	12	7
Total operating loss carryforwards	$20	$18
Tax credit carryforwards
Expire within 5 years	$5	$5
Expire after 5 years or indefinite expiration	1	—
Total tax credit carryforwards	$6	$5
Total tax loss and tax credit carryforwards	$26	$23

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested were zero at December 31, 2022 ($7 million at December 31, 2021). The unrecognized deferred tax liability on those earnings was not material.

The following table provides a reconciliation of the Corporation's unrecognized tax benefits:

Total Gross Unrecognized Tax Benefits
In millions	2022	2021	2020
Total unrecognized tax benefits at Jan 1	$8	$1	$1
Decreases related to positions taken on items from prior years	—	(1)	—
Increases related to positions taken on items from prior years	—	8	—
Total unrecognized tax benefits at Dec 31	$8	$8	$1
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$8	$8	$1
Total amount of interest and penalties (benefit) recognized in "Provision for income taxes"	$(10)	$11	$(5)
Total accrual for interest and penalties recognized in the consolidated balance sheets	$10	$12	$—

During 2021, the Corporation recorded an uncertain tax position related to a foreign jurisdiction.

The Corporation is included in TDCC's consolidated federal income tax group. Current and deferred tax expenses are calculated for the Corporation as a stand-alone group and are allocated to the group from the consolidated totals, consistent with the TDCC-UCC Tax Sharing Agreement. The Corporation is currently under examination in a number of tax jurisdictions, including the U.S. federal and various state jurisdictions. It is reasonably possible that these examinations may be resolved in the next twelve months. The impact on the Corporation’s results of operations is not expected to be material. The earliest open tax years are 2004 for state income taxes and 2007 for federal income taxes in the United States.

Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems. It is the opinion of the Corporation's management that the possibility is remote that costs in excess of those accrued will have a material impact on the Corporation's consolidated financial statements.

NOTE 8 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories at Dec 31
In millions	2022	2021
Finished goods	$218	$238
Work in process	37	33
Raw materials	76	59
Supplies	87	76
Total	$418	$406
Adjustment of inventories to the LIFO basis	(162)	(156)
Total inventories	$256	$250

Inventories valued on the LIFO basis, principally U.S. chemicals and plastics product inventories, represented 65 percent of the total inventories at December 31, 2022 and 64 percent of the total inventories at December 31, 2021.

NOTE 9 - PROPERTY
The following table provides a breakdown of property:

Property at Dec 31	Estimated Useful Lives (Years)
In millions		2022	2021
Land and land improvements	0-25	$186	$190
Buildings	5-50	403	420
Machinery and equipment	3-20	5,993	6,090
Other property	3-30	383	377
Construction in progress	—	139	91
Total property		$7,104	$7,168

The following table provides information regarding depreciation expense and capitalized interest:

In millions	2022	2021	2020
Depreciation expense	$165	$167	$181
Capitalized interest	$5	$5	$6

NOTE 10 - INVESTMENTS IN RELATED COMPANIES
The Corporation's ownership interests in related companies at December 31, 2022 and 2021 were as follows:

Investments in Related Companies at Dec 31	Ownership Interest		Investment Balance
In millions	2022	2021	2022	2021
Dow International Holdings Company	5%	5%	$232	$232
Dow Quimica Mexicana S.A. de C.V.	14%	14%	5	5
Total investments in related companies			$237	$237

NOTE 11 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation's intangible assets:

Intangible Assets at Dec 31	2022			2021
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$33	$(33)	$—	$33	$(33)	$—
Software	76	(67)	9	83	(70)	13
Total intangible assets	$109	$(100)	$9	$116	$(103)	$13

The following table provides information regarding amortization expense:

Amortization Expense
In millions	2022	2021	2020
Software, included in "Cost of sales"	$5	$6	$8

Total estimated amortization expense for the next five fiscal years, including amounts expected to be capitalized, is as follows:

Estimated Amortization Expense for Next Five Years
In millions
2023	$4
2024	$3
2025	$2
2026	$1
2027	$1

NOTE 12 - NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable at Dec 31
In millions	2022	2021
Notes payable to related companies	$51	$30
Notes payable - other	4	—
Total notes payable	$55	$30
Year-end average interest rates	1.02%	1.43%

Long-Term Debt at Dec 31	2022 Average Rate	2022	2021 Average Rate	2021
In millions
Promissory notes and debentures:
Debentures due 2023	7.875%	$129	7.875%	$129
Debentures due 2025	6.79%	12	6.79%	12
Debentures due 2025	7.50%	113	7.50%	113
Debentures due 2096	7.75%	135	7.75%	135
Finance lease obligations [1]		7		9
Unamortized debt discount and issuance costs		(2)		(3)
Long-term debt due within one year		(132)		(3)
Total long-term debt		$262		$392
1.See Note 14 for additional information.

Maturities of Long-Term Debt for Next Five Years at Dec 31, 2022
In millions
2023	$132
2024	$3
2025	$127
2026	$—
2027	$—

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

Letters of Credit
The Corporation utilizes letters of credit to support commitments made in the ordinary course of business. While the terms and amounts of letters of credit change, UCC generally has approximately $6 million of outstanding letters of credit at any given time.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At December 31, 2022, the Corporation had accrued obligations of $183 million for probable environmental remediation and restoration costs ($148 million at December 31, 2021), including $36 million for the remediation of Superfund sites ($23 million at December 31, 2021). This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation's management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation's results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability.

The following table summarizes the activity in the Corporation's accrued obligations for environmental matters for the years ended December 31, 2022 and 2021:

Accrued Liability for Environmental Matters
In millions	2022	2021
Balance at Jan 1	$148	$133
Accrual adjustment	78	47
Payments against reserve	(42)	(31)
Foreign currency impact	(1)	(1)
Balance at Dec 31	$183	$148

The amounts charged to income on a pretax basis related to environmental remediation totaled $72 million in 2022, $47 million in 2021 and $49 million in 2020. Capital expenditures for environmental protection were $38 million in 2022, $8 million in 2021 and $5 million in 2020.

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

Estimating the Asbestos-Related Liability
The Corporation has engaged Ankura Consulting Group, LLC ("Ankura") to perform periodic studies to estimate the undiscounted cost of disposing of pending and future claims against UCC and Amchem through the terminal year of 2049, including a reasonable forecast of future defense and processing costs. Each October, the Corporation requests Ankura to review its historical asbestos claim and resolution activity through the third quarter of the current year, including asbestos-related defense and processing costs, to determine the appropriateness of updating the most recent study. At each balance sheet date, the Corporation also compares current asbestos claim and resolution activity, including asbestos-related defense and processing costs, to the results of the most recent Ankura study to determine whether the accrual continues to be appropriate.

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

In December 2022, Ankura completed a study of the Corporation's historical asbestos claim and resolution activity through September 30, 2022, including asbestos-related defense and processing costs, and provided estimates for the undiscounted cost of disposing of pending and future claims against UCC and Amchem through the terminal year of 2049. Based on the study and the Corporation's internal review process, it was determined that no adjustment to the accrual was required. At December 31, 2022, the asbestos-related liability for pending and future claims against UCC and Amchem, including future asbestos-related defense and processing costs, was $947 million, and approximately 23 percent of the recorded liability related to pending claims and approximately 77 percent related to future claims.

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

Purchase Commitments
The Corporation has outstanding purchase commitments and various commitments for take-or-pay or throughput agreements. The Corporation was not aware of any purchase commitments that were negotiated as part of a financing arrangement for the facilities that will provide the contracted goods or services or for the costs related to those goods or services at December 31, 2022 and 2021.

NOTE 14 - LEASES
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

The Corporation routinely leases product and utility production facilities, sales and administrative offices, warehouses and tanks for product storage, motor vehicles, railcars, computers, office machines and equipment. Some leases contain renewal provisions, purchase options and escalation clauses. The terms for these leased assets vary depending on the lease agreement. These leased assets have remaining lease terms of up to 18 years. The Corporation's lease agreements do not contain any material residual value guarantees or restrictive covenants.

The components of lease cost for operating and finance leases for the years ended December 31, 2022, 2021 and 2020 were as follows:

Lease Cost	2022	2021	2020
In millions
Operating lease cost	$25	$23	$20
Short-term lease cost	31	28	22
Variable lease cost	19	39	8
Amortization of right-of-use assets - finance	3	3	2
Total lease cost	$78	$93	$52

The following table provides supplemental cash flow and other information related to leases:

Other Lease Information	2022	2021	2020
In millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$25	$23	$19
Financing cash flows for finance leases	$3	$3	$2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2	$15	$48
Finance leases	$1	$5	$3

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at December 31, 2022 and 2021:

Lease Position	Balance Sheet Classification	Dec 31, 2022	Dec 31, 2021
In millions
Assets
Operating lease assets	Operating lease right-of-use assets	$107	$122
Finance lease assets	Property	20	19
Finance lease amortization	Accumulated depreciation	(13)	(11)
Total lease assets		$114	$130
Liabilities
Current
Operating	Operating lease liabilities - current	$21	$20
Finance	Long-term debt due within one year	3	3
Noncurrent
Operating	Operating lease liabilities - noncurrent	87	103
Finance	Long-Term Debt	4	6
Total lease liabilities		$115	$132

The weighted-average remaining lease term and discount rate for leases recorded in the consolidated balance sheets at December 31, 2022 and 2021 are provided below:

Lease Term and Discount Rate	Dec 31, 2022	Dec 31, 2021
Weighted-average remaining lease term
Operating leases	6.3 years	7.1 years
Finance leases	2.5 years	3.1 years
Weighted-average discount rate
Operating leases	3.43%	3.17%
Finance leases	2.33%	2.53%

The following table provides the maturities of lease liabilities at December 31, 2022:

Maturities of Lease Liabilities	Dec 31, 2022
In millions	Operating Leases	Finance Leases
2023	$24	$3
2024	23	3
2025	21	2
2026	20	—
2027	9	—
2028 and thereafter	22	—
Total future undiscounted lease payments	$119	$8
Less: Imputed interest	11	1
Total present value of lease liabilities	$108	$7

At December 31, 2022, the Corporation had no additional leases for assets that have not yet commenced.

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of AOCL for the years ended December 31, 2022, 2021 and 2020 were as follows:

Accumulated Other Comprehensive Loss	2022	2021	2020
In millions
Cumulative Translation Adjustment
Beginning balance	$(53)	$(55)	$(56)
Unrealized gains (losses) on foreign currency translation	—	2	—
(Gains) losses reclassified from AOCL to net income [1]	(1)	—	1
Other comprehensive income (loss), net of tax	(1)	2	1
Ending balance	$(54)	$(53)	$(55)
Pension and Other Postretirement Benefits
Beginning balance	$(1,498)	$(1,715)	$(1,609)
Gains (losses) arising during the period	96	180	(242)
Tax (expense) benefit	(22)	(43)	57
Net gains (losses) arising during the period	74	137	(185)
Amortization of net loss and prior service credit reclassified from AOCL to net income [2]	98	104	103
Tax expense (benefit) [3]	(22)	(24)	(24)
Net loss and prior service credit reclassified from AOCL to net income	76	80	79
Other comprehensive income (loss), net of tax	150	217	(106)
Ending balance	$(1,348)	$(1,498)	$(1,715)
Total AOCL ending balance	$(1,402)	$(1,551)	$(1,770)
1.Reclassified to "Sundry income (expense) - net."
2.These AOCL components are included in the computation of net periodic benefit cost of the Corporation's defined benefit pension and other postretirement benefit plans. See Note 16 for additional information.
3.Reclassified to "Provision for income taxes."

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

The Corporation's funding policy is to contribute to the plan when pension laws or economics either require or encourage funding. In 2022, UCC contributed $3 million to its pension plans, including contributions to fund benefit payments for its non-qualified supplemental plan. UCC expects to contribute approximately $2 million to its pension plans in 2023.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

Pension Plan Assumptions	Benefit Obligations at Dec 31		Net Periodic Benefit Costs for the Year Ended
	2022	2021	2022	2021	2020
Discount rate	5.60%	2.94%	2.94%	2.86%	3.29%
Interest crediting rate for applicable benefits	4.50%	4.50%	4.50%	4.50%	4.50%
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%	4.25%
Expected return on plan assets			6.80%	6.80%	6.80%

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

The Corporation funds most of the cost of these health care and life insurance benefits as incurred. In 2022, UCC did not make any contributions to its other postretirement benefit plan trust. Likewise, UCC does not expect to contribute assets to its other postretirement benefit plan trust in 2023.

The weighted-average assumptions used to determine other postretirement benefit plan obligations and net periodic benefit costs for the plan are provided in the following table:

Other Postretirement Benefit Plan Assumptions	Benefit Obligations at Dec 31		Net Periodic Benefit Costs for the Year Ended
	2022	2021	2022	2021	2020
Discount rate	5.56%	2.84%	2.84%	2.34%	3.17%
Health care cost trend rate assumed for next year	6.57%	6.50%	6.50%	6.75%	6.25%
Rate to which the cost trend rate is assumed to decline (the ultimate health care cost trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate health care cost trend rate	2033	2028	2028	2028	2025

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

Summarized information on the Corporation's pension and other postretirement benefit plans is as follows:

Change in Projected Benefit Obligations, Plan Assets and Funded Status for All Plans	Defined Benefit Pension Plans		Other Postretirement Benefit Plan
In millions	2022	2021	2022	2021
Change in projected benefit obligations:
Benefit obligations at beginning of year	$3,940	$4,229	$174	$220
Service cost	37	26	1	1
Interest cost	91	80	3	3
Actuarial changes in assumptions and experience	(826)	(112)	(48)	(37)
Benefits paid	(265)	(263)	(2)	(13)
Curtailments/other [1]	(117)	(20)	—	—
Benefit obligations at end of year	$2,860	$3,940	$128	$174

Change in plan assets:
Fair value of plan assets at beginning of year	$3,611	$3,095	$—	$—
Actual return on plan assets	(556)	236	—	—
Employer contributions	3	549	—	—
Asset transfers	(8)	(8)	—	—
Benefits paid	(265)	(263)	—	—
Other [2]	(106)	2	—	—
Fair value of plan assets at end of year	$2,679	$3,611	$—	$—

Funded status at end of year	$(181)	$(329)	$(128)	$(174)

Net amounts recognized in the consolidated balance sheets at Dec 31:
Accrued and other current liabilities	$(2)	$(2)	$(12)	$(13)
Pension and other postretirement benefits - noncurrent	(179)	(327)	(116)	(161)
Net amount recognized	$(181)	$(329)	$(128)	$(174)

Pretax amounts recognized in accumulated other comprehensive loss at Dec 31:
Net loss (gain)	$1,852	$2,007	$(124)	$(84)
Prior service credit	—	(1)	—	—
Pretax balance in accumulated other comprehensive loss at end of year	$1,852	$2,006	$(124)	$(84)
1.The 2022 impact primarily relates to the transfer of benefit obligations through the purchase of an annuity contract from an insurance company. The 2021 impact primarily relates to the freeze of pensionable compensation and credited service amounts for employees that participate in the UCC Plans.
2.The 2022 impact relates to the purchase of an annuity contract associated with the transfer of benefit obligations to an insurance company.

A significant component of the overall decrease in the Corporation's benefit obligation for the year ended December 31, 2022 was due to the change in weighted-average discount rates, which increased from 2.94 percent at December 31, 2021 to 5.60 percent at December 31, 2022. A significant component of the overall decrease in the Corporation's benefit obligation for the year ended December 31, 2021 was due to the change in weighted-average discount rates, which increased from 2.53 percent at December 31, 2020 to 2.94 percent at December 31, 2021.

The accumulated benefit obligation for all defined benefit pension plans was $2.9 billion at December 31, 2022 and $3.9 billion at December 31, 2021.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at Dec 31
In millions	2022	2021
Accumulated benefit obligations	$2,859	$3,935
Fair value of plan assets	$2,679	$3,611

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets at Dec 31	2022	2021
In millions
Projected benefit obligations	$2,860	$3,940
Fair value of plan assets	$2,679	$3,611

Net Periodic Benefit Cost (Credit) for All Plans for the Year Ended Dec 31	Defined Benefit Pension Plans			Other Postretirement Benefit Plan
In millions	2022	2021	2020	2022	2021	2020
Net Periodic Benefit Cost (Credit):
Service cost	$37	$26	$35	$1	$1	$1
Interest cost	91	80	112	3	3	5
Expected return on plan assets	(226)	(219)	(200)	—	—	—
Amortization of prior service credit	(1)	(1)	(1)	—	—	—
Amortization of net (gain) loss	108	116	110	(9)	(4)	(6)
Curtailment gain[1]	—	(7)	—	—	—	—
Net periodic benefit cost (credit)	$9	$(5)	$56	$(5)	$—	$—
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net (gain) loss	$(47)	$(144)	$240	$(49)	$(36)	$2
Amortization of prior service credit	1	1	1	—	—	—
Amortization of net gain (loss)	(108)	(116)	(110)	9	4	6
Curtailment gain[1]	—	7	—	—	—	—
Total recognized in other comprehensive (income) loss	$(154)	$(252)	$131	$(40)	$(32)	$8
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(145)	$(257)	$187	$(45)	$(32)	$8
1.The 2021 impact relates primarily to the freeze of pensionable compensation and credited service amounts for employees that participate in the UCC Plans.

Net periodic benefit cost (credit), other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income. See Note 6 for additional information.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at Dec 31, 2022	Defined Benefit Pension Plans	Other Postretirement Benefit Plan
In millions
2023	$265	$12
2024	240	12
2025	236	12
2026	233	12
2027	229	12
2028 through 2032	1,071	49
Total	$2,274	$109

Plan Assets
Plan assets consist primarily of equity and fixed income securities of U.S. and foreign issuers, and include alternative investments, such as real estate, private equity and other absolute return strategies. Plan assets totaled $2.7 billion at December 31, 2022 and $3.6 billion at December 31, 2021 and included no directly held common stock of Dow Inc.

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

The weighted-average target allocation for plan assets of the Corporation's pension plan is summarized as follows:

Target Allocation for Plan Assets at Dec 31, 2022	Target Allocation
Asset Category
Equity securities	23%
Fixed income securities	45
Alternative investments	27
Other	5
Total	100%

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

The following table summarizes the bases used to measure the Corporation’s pension plan assets at fair value for the years ended December 31, 2022 and 2021:

Basis of Fair Value Measurements	Dec 31, 2022				Dec 31, 2021
In millions	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$224	$172	$52	$—	$289	$251	$38	$—
Equity securities:
U.S. equity securities	$288	$288	$—	$—	$431	$431	$—	$—
Non - U.S. equity securities	255	244	11	—	405	378	26	1
Total equity securities	$543	$532	$11	$—	$836	$809	$26	$1
Fixed income securities:
Debt - government-issued	$665	$1	$664	$—	$806	$4	$802	$—
Debt - corporate-issued	442	1	441	—	796	146	650	—
Debt - asset-backed	20	—	20	—	17	—	17	—
Total fixed income securities	$1,127	$2	$1,125	$—	$1,619	$150	$1,469	$—
Alternative investments:
Private markets	$2	$—	$—	$2	$2	$—	$—	$2
Derivatives - asset position	5	—	5	—	30	—	30	—
Derivatives - liability position	(16)	—	(16)	—	(12)	—	(12)	—
Total alternative investments	$(9)	$—	$(11)	$2	$20	$—	$18	$2
Other investments	$3	$2	$1	$—	$1	$1	$—	$—
Subtotal	$1,888	$708	$1,178	$2	$2,765	$1,211	$1,551	$3
Investments measured at net asset value:
Hedge funds	$142				$197
Private markets	411				414
Real estate	240				237
Total investments measured at net asset value	$793				$848
Items to reconcile to fair value of plan assets:
Pension trust receivables [1]	$4				$33
Pension trust payables [2]	(6)				(35)
Total	$2,679				$3,611
1.Primarily receivables for investment securities sold.
2.Primarily payables for investment securities purchased.

The following table summarizes the changes in fair value of Level 3 pension plan assets for the years ended December 31, 2022 and 2021:

Fair Value Measurement of Level 3 Pension Plan Assets	Equity Securities	Alternative Investments	Total
In millions
Balance at Jan 1, 2021	$1	$6	$7
Actual return on plan assets:
Relating to assets held at Dec 31, 2021	—	(4)	(4)
Balance at Dec 31, 2021	$1	$2	$3
Actual return on plan assets:
Relating to assets held at Dec 31, 2022	(1)	(2)	(3)
Purchases, sales and settlements	—	2	2
Balance at Dec 31, 2022	$—	$2	$2

Defined Contribution Plans
In addition to the qualified defined benefit pension plan, U.S. employees may participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Corporation. Expense recognized for all defined contribution plans was $12 million in 2022, $8 million in 2021 and $7 million in 2020.

On March 4, 2021, TDCC announced changes to its U.S. tax-qualified and non-qualified defined contribution plans. Effective January 1, 2022, contributions to U.S. tax-qualified and non-qualified defined contribution plans were harmonized across the U.S. eligible employee population of TDCC and its consolidated subsidiaries, including the plans of the Corporation. The new matching contribution allows all eligible U.S. employees to receive matching contributions of up to 5 percent of their eligible compensation. In addition, beginning on January 1, 2024, all eligible U.S. employees will receive an automatic non-elective contribution of 4 percent of eligible compensation to their respective defined contribution plans.

NOTE 17 - FAIR VALUE MEASUREMENTS
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

Assets that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset. For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. There were no transfers between Levels 1 and 2 in the years ended December 31, 2022 and 2021.

The following table summarizes the fair value of the Corporation's financial instruments at December 31, 2022 and 2021:

Fair Value of Financial Instruments	2022				2021
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$10	$—	$—	$10	$10	$—	$—	$10
Long-term debt including debt due within one year	$(394)	$—	$(29)	$(423)	$(395)	$—	$(133)	$(528)
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

The following table summarizes UCC’s transactions with TDCC and a TDCC subsidiary related to product and services agreements for the years ended December 31, 2022, 2021 and 2020:

Product and Services Agreements Transactions	2022	2021	2020	Income Statement
In millions				Classification
TDCC Subsidiary:
Commodity and raw materials purchases [1]	$1,909	$1,915	$1,021	Cost of sales
Commission expense	$19	$21	$22	Sundry income (expense) - net
TDCC:
General administrative and overhead type services and service fee [2]	$65	$63	$31	Sundry income (expense) - net
Activity-based costs	$89	$74	$87	Cost of sales
1.Period-end balances on hand are included in inventory. The increase in purchase costs from 2020 was primarily due to higher feedstock and energy costs.
2.The increase in services and fees from 2020 resulted from TDCC's periodic review of the actual cost of services provided to UCC in accordance with related agreements.

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

The Corporation incurred asset losses and other costs and experienced lost sales and margins due to severe weather events that impacted the U.S. Gulf Coast in 2021. These costs and losses are covered, in part, by an insurance program purchased by TDCC from its insurance affiliate. In December 2021, the Corporation recorded an insurance recovery of $114 million from TDCC for the Corporation’s share of covered losses and incurred costs, included in "Cost of sales" in the consolidated statements of income and included in “Accounts receivable - Related companies” in the consolidated balance sheets at December 31, 2021. Proceeds from this insurance recovery were received in 2022.

Tax Sharing Agreement
In accordance with the Tax Sharing Agreement between the Corporation and TDCC, the Corporation makes payments to TDCC to cover the Corporation's estimated federal tax liability; payments were $155 million in 2022, $42 million in 2021 and $100 million in 2020.

Cash Management
As part of TDCC’s cash management process, UCC is a party to revolving loans with TDCC that mature December 30, 2023 and have interest rates based on alternative reference rates, effective January 1, 2022, and based on LIBOR (London Interbank Offered Rate) in prior periods. At December 31, 2022, the Corporation had a note receivable of $958 million ($988 million at December 31, 2021) from TDCC under a revolving loan agreement. The Corporation may draw from this note receivable in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with TDCC that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion. TDCC may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At December 31, 2022, $942 million was available under the revolving credit agreement ($935 million at December 31, 2021). The cash collateral was reported as "Noncurrent receivables from related companies" in the consolidated balance sheets.

Dividends and Other Equity Transactions
On a quarterly basis, the Corporation's Board reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution.

The following table summarizes cash dividends declared and paid to TDCC for the years ended 2022, 2021 and 2020:

Cash Dividends Declared and Paid	2022	2021	2020
In millions
Cash dividends declared and paid	$1,063	$288	$362

NOTE 19 - BUSINESS AND GEOGRAPHIC REGIONS
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

Sales are attributed to geographic regions based on customer location; long-lived assets are attributed to geographic regions based on asset location. Sales to external customers and long-lived assets by geographic region were as follows:

Geographic Region Information	United States	Asia Pacific	Rest of World	Total
In millions
2022
Sales to external customers [1]	$182	$3	$6	$191
Long-lived assets	$1,149	$22	$11	$1,182
2021
Sales to external customers [1]	$139	$4	$11	$154
Long-lived assets	$1,169	$24	$15	$1,208
2020
Sales to external customers [1]	$95	$23	$11	$129
Long-lived assets	$1,226	$20	$19	$1,265
1.Of total sales to external customers, sales in Malaysia were approximately 1 percent in 2022, 2 percent in 2021 and 18 percent in 2020, and are included in Asia Pacific.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended December 31, 2022, that materially affected or were reasonably likely to materially affect the Corporation's internal control over financial reporting.
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
Management assessed the effectiveness of the Corporation's internal control over financial reporting and concluded that, as of December 31, 2022, such internal control is effective. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework (2013).
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
Omitted pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Omitted pursuant to General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The Dow Inc. Audit Committee pre-approved all auditing services and permitted non-audit services for 2022 (including the fees and terms thereof) to be performed for Dow Inc. and its subsidiaries (including the Corporation) by its independent auditor, subject to the de minimus exception for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act, any such exceptions are approved by the Dow Inc. Audit Committee prior to the completion of the audit. The Corporation's management and its Board of Directors subscribe to these policies and procedures. For the years ended December 31, 2022 and 2021, professional services were performed for the Corporation by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the "Deloitte Entities").

Total fees paid to the Deloitte Entities were $1.5 million in 2022 and 2021. These are the aggregate of fees billed for the audit of the Corporation's annual financial statements, the reviews of the financial statements in the Quarterly Reports on Form 10-Q, statutory audits and other regulatory filings.

Union Carbide Corporation and Subsidiaries
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1. The Corporation's 2022 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (PCAOB ID: 34) are included in Item 8 of this Annual Report on Form 10-K.

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
10.1.5
Service Addendum No. 4 to the Amended and Restated Service Agreement, effective as of January 1, 2019, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.1.5 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021.

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

10.5.19
Nineteenth Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 30, 2021, between the Corporation and The Dow Chemical Company and certain Subsidiary Guarantors, incorporated by reference to Exhibit 10.5.19 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021.

10.5.20
Twentieth Amendment to the Amended and Restated Revolving Credit Agreement, dated March 31, 2022, effective as of January 1, 2022, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.5.20 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

10.5.21*	Twenty-First Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 30, 2022, between the Corporation and The Dow Chemical Company.
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

10.7.9
Ninth Amendment to Second Amended and Restated Revolving Loan Agreement, dated March 31, 2022, effective as of January 1, 2022, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.7.9 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

10.7.10*	Tenth Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of December 30, 2022, between the Corporation and The Dow Chemical Company,
10.9
Contribution Agreement dated as of December 21, 2007, among the Corporation, Dow International Holdings Company and The Dow Chemical Company, incorporated by reference to Exhibit 10.9 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007.

21	Omitted pursuant to General Instruction I of Form 10-K.
23*	Ankura Consulting Group, LLC's Consent.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit No.	Description of Exhibit
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Union Carbide Corporation and Subsidiaries
Trademark Listing

The following trademarks of The Dow Chemical Company or an affiliated company of Dow appear in this report:
CARBOWAX, FLEXOMER, LP OXO, METEOR, REDI-LINK, SENTRY, SI-LINK, TERGITOL, TRITON, TUFLIN, UCAR, UCARTHERM, UCON, UNIGARD, UNIPURGE, UNIVAL

The following registered service mark of The American Chemistry Council in the United States appears in this report: Responsible Care®

® ™ Trademark of The Dow Chemical Company ("TDCC") or an affiliated company, except as otherwise specified.

Union Carbide Corporation and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 1, 2023.

UNION CARBIDE CORPORATION

/s/ RONALD C. EDMONDS
Ronald C. Edmonds, Controller and Vice President of Controllers and Tax The Dow Chemical Company (Authorized Representative of Union Carbide Corporation)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 1, 2023, by the following persons on behalf of the registrant and in the capacities indicated:

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