Form 10-Q
period 2023-03-31
UNION CARBIDE CORP /NEW/
filed 2023-04-26
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

At April 26, 2023, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2023

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

Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Risk Factors" contained in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022. These are not the only risks and uncertainties that the Corporation faces. There may be other risks and uncertainties that the Corporation is unable to identify at this time or that it does not currently expect to have a material impact on its business. If any of those risks or uncertainties develops into an actual event, it could have a material adverse effect on the Corporation’s business. The Corporation assumes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2023	Mar 31, 2022
Net trade sales	$37	$61
Net sales to related companies	1,038	1,518
Total net sales	1,075	1,579
Cost of sales	981	1,215
Research and development expenses	6	7
Selling, general and administrative expenses	2	2
Restructuring and asset related charges - net	14	—
Sundry income (expense) - net	(22)	(14)
Interest income	11	1
Interest expense and amortization of debt discount	6	7
Income before income taxes	55	335
Provision for income taxes	10	80
Net income attributable to Union Carbide Corporation	$45	$255

Depreciation	$38	$42
Capital expenditures	$58	$21
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2023	Mar 31, 2022
Net income attributable to Union Carbide Corporation	$45	$255
Other comprehensive income, net of tax
Cumulative translation adjustments	1	(2)
Pension and other postretirement benefit plans	9	19
Total other comprehensive income	10	17
Comprehensive income attributable to Union Carbide Corporation	$55	$272
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2023	Dec 31, 2022
Assets
Current Assets
Cash and cash equivalents	$10	$10
Accounts receivable:
Trade (net of allowance for doubtful receivables 2023: $—; 2022: $—)	34	40
Related companies	820	766
Other	25	24
Income taxes receivable	210	211
Notes receivable from related companies	793	958
Inventories	294	256
Other current assets	37	38
Total current assets	2,223	2,303
Investments
Investments in related companies	237	237
Other investments	16	23
Noncurrent receivables	90	91
Noncurrent receivables from related companies	60	61
Total investments	403	412
Property
Property	7,155	7,104
Less accumulated depreciation	5,956	5,922
Net property	1,199	1,182
Other Assets
Intangible assets (net of accumulated amortization 2023: $101; 2022: $100)	8	9
Operating lease right-of-use assets	105	107
Deferred income tax assets	240	239
Deferred charges and other assets	38	37
Total other assets	391	392
Total Assets	$4,216	$4,289
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$23	$51
Notes payable - other	4	4
Long-term debt due within one year	133	132
Accounts payable:
Trade	323	284
Related companies	394	411
Other	19	16
Operating lease liabilities - current	22	21
Income taxes payable	53	33
Asbestos-related liabilities - current	85	90
Accrued and other current liabilities	142	145
Total current liabilities	1,198	1,187
Long-Term Debt	260	262
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	292	298
Asbestos-related liabilities - noncurrent	844	857
Operating lease liabilities - noncurrent	84	87
Other noncurrent obligations	274	254
Total other noncurrent liabilities	1,494	1,496
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	141	141
Retained earnings	2,515	2,605
Accumulated other comprehensive loss	(1,392)	(1,402)
Union Carbide Corporation's stockholder's equity	1,264	1,344
Total Liabilities and Equity	$4,216	$4,289
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar 31, 2023	Mar 31, 2022
Operating Activities
Net income attributable to Union Carbide Corporation	$45	$255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43	51
Provision (credit) for deferred income tax	(4)	8
Net gain on sales of property and investments	(1)	—
Restructuring and asset related charges - net	14	—
Net periodic pension benefit cost	10	2
Pension contributions	(1)	(1)
Changes in assets and liabilities:
Accounts and notes receivable	5	3
Related company receivables	111	4
Inventories	(38)	(3)
Accounts payable	42	(35)
Related company payables	(45)	(86)
Asbestos-related payments	(18)	(11)
Other assets and liabilities	21	58
Cash provided by operating activities	184	245
Investing Activities
Capital expenditures	(58)	(21)
Change in noncurrent receivable from related company	1	1
Proceeds from sales of property	1	—
Proceeds from sales of investments	7	—
Cash used for investing activities	(49)	(20)
Financing Activities
Dividends paid to parent	(135)	(225)
Changes in short-term notes payable	1	—
Payments on long-term debt	(1)	(1)
Cash used for financing activities	(135)	(226)
Summary
Decrease in cash and cash equivalents	—	(1)
Cash and cash equivalents at beginning of period	10	11
Cash and cash equivalents at end of period	$10	$10
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2023	Mar 31, 2022
Common Stock
Balance at beginning and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning and end of period	141	141
Retained Earnings
Balance at beginning of period	2,605	3,074
Net income attributable to Union Carbide Corporation	45	255
Dividends declared	(135)	(225)
Balance at end of period	2,515	3,104
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,402)	(1,551)
Other comprehensive income	10	17
Balance at end of period	(1,392)	(1,534)
Union Carbide Corporation's Stockholder's Equity	$1,264	$1,711
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
(Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
The unaudited interim consolidated financial statements of Union Carbide Corporation and its subsidiaries (the "Corporation" or "UCC") were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 10-K").

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the first quarter of 2023, the Corporation adopted the interim period disclosure requirements of Accounting Standards Update ("ASU") 2022-04, "Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations." The ASU, issued in September 2022, requires disclosures intended to enhance the transparency of supplier finance programs. Specifically, the amendments require buyers in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for disclosure of rollforward information, which is required to be disclosed annually and is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The amendments should be applied retrospectively to each period in which a balance sheet is presented, except for disclosure of rollforward information, which should be applied prospectively. The Corporation expects to early adopt the annual requirement to disclose rollforward information prospectively beginning in the 2023 annual financial statements. See Note 6 for disclosures related to the Corporation's supplier finance program.

NOTE 3 - REVENUE
Substantially all of the Corporation's revenue is generated by sales of products, primarily to TDCC. Products are sold to and purchased from TDCC at prices determined in accordance with the terms of an agreement between UCC and TDCC. The Corporation sells its products to TDCC to simplify the customer interface process.

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 17 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $32 million at March 31, 2023 ($33 million at December 31, 2022), of which $2 million ($2 million at December 31, 2022) was included in "Accrued and other current liabilities" and $30 million ($31 million at December 31, 2022) was included in "Other noncurrent obligations" in the consolidated balance sheets.

The Corporation disaggregates its revenue from contracts with customers by type of customer (net sales to related companies and net sales to trade customers) as presented in the consolidated statements of income and believes this disaggregation best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. Substantially all of the product sales are made to the Corporation's parent company, TDCC, and there are no unique economic factors that affect revenue recognition and cash flows associated with these product sales.

NOTE 4 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
2023 Restructuring Program
In the first quarter of 2023, the Corporation initiated restructuring actions to achieve its structural cost improvement initiatives in response to the continued economic impact from the global recessionary environment and to enhance its agility and long-term competitiveness across the economic cycle. The program includes workforce cost reductions and actions to rationalize the Corporation's manufacturing assets, which includes asset write-down and write-off charges. As a result of these actions, the Corporation recorded pretax restructuring charges of $14 million, included in "Restructuring and asset related charges - net" in the consolidated statements of income. The charges consist of severance and related benefit costs of $12 million and asset write-downs and write-offs of $2 million. These actions are expected to be substantially complete by the end of 2024. The Corporation paid $1 million for severance and related benefit costs through March 31, 2023.

At March 31, 2023, a liability for severance and related benefit costs of $9 million was included in "Accrued and other current liabilities" and $2 million was included in "Other noncurrent obligations" in the consolidated balance sheets.

NOTE 5 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Mar 31, 2023	Dec 31, 2022
In millions
Finished goods	$237	$218
Work in process	41	37
Raw materials	70	76
Supplies	88	87
Total	$436	$418
Adjustment of inventories to the LIFO basis	(142)	(162)
Total inventories	$294	$256

NOTE 6 - SUPPLIER FINANCE PROGRAM
The Corporation is a party to a supply chain financing (“SCF”) program, facilitated by TDCC, which can be used in the ordinary course of business to extend payment terms with the Corporation's vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Corporation. The vendor receives payment from the financial intermediary, and the Corporation pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Corporation is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize TDCC's creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. Neither TDCC nor the Corporation provide guarantees related to the SCF program. At March 31, 2023, outstanding obligations confirmed as valid under the SCF program were $24 million ($29 million at December 31, 2022), included in “Accounts payable – Trade” in the consolidated balance sheets.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
A summary of the Corporation's commitments and contingencies can be found in Note 13 to the Consolidated Financial Statements included in the 2022 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2023, the Corporation had accrued obligations of $199 million for probable environmental remediation and restoration costs ($183 million at December 31, 2022), including $39 million for the remediation of Superfund sites ($36 million at December 31, 2022). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability.

During the first quarter of 2022, the Corporation recorded a pretax charge of $37 million, included in "Cost of sales" in the consolidated statements of income, related to environmental remediation at a number of current and historical locations. The charge primarily resulted from updated remediation estimates and scope changes on existing matters.

Litigation
Asbestos-Related Matters
Each quarter, the Corporation reviews asbestos-related claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2023 activity, it was determined that no adjustment to the accrual was required at March 31, 2023.

The Corporation’s total asbestos-related liability for pending and future claims and defense and processing costs was $929 million at March 31, 2023 ($947 million at December 31, 2022), and was included in “Asbestos-related liabilities - current” and “Asbestos-related liabilities - noncurrent” in the consolidated balance sheets. At March 31, 2023, approximately 25 percent of the recorded claim liability related to pending claims and approximately 75 percent related to future claims.

NOTE 8 - LEASES
For additional information on the Corporation's leases, see Note 14 to the Consolidated Financial Statements included in the 2022 10-K.

The components of lease cost for operating and finance leases for the three months ended March 31, 2023 and 2022 were as follows:

Lease Cost	Three Months Ended
In millions	Mar 31, 2023	Mar 31, 2022
Operating lease cost	$6	$6
Short-term lease cost	10	8
Variable lease cost	7	4
Amortization of right-of-use assets - finance	1	1
Total lease cost	$24	$19

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances for each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2023 and 2022 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended
In millions	Mar 31, 2023	Mar 31, 2022
Cumulative Translation Adjustment
Beginning balance	$(54)	$(53)
Unrealized gains (losses) on foreign currency translation	1	(2)
Ending balance	$(53)	$(55)
Pension and Other Postretirement Benefits
Beginning balance	$(1,348)	$(1,498)
Amortization of net loss reclassified from AOCL to net income [1]	12	25
Tax expense (benefit) [2]	(3)	(6)
Net loss reclassified from AOCL to net income	9	19
Ending balance	$(1,339)	$(1,479)
Total AOCL ending balance	$(1,392)	$(1,534)
1.These AOCL components are included in the computation of net periodic benefit cost (credit) of the Corporation's defined benefit pension and other postretirement benefit plans. See Note 10 for additional information.
2.Reclassified to "Provision for income taxes."

NOTE 10 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Corporation's pension and other postretirement benefit plans can be found in Note 16 to the Consolidated Financial Statements included in the 2022 10-K. The following table provides the components of the Corporation's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended
In millions	Mar 31, 2023	Mar 31, 2022
Defined Benefit Pension Plans
Service cost	$9	$9
Interest cost	37	23
Expected return on plan assets	(52)	(57)
Amortization of net loss	16	27
Net periodic benefit cost	$10	$2

Other Postretirement Benefit Plan
Interest cost	$2	$1
Amortization of net gain	(4)	(2)
Net periodic benefit credit	$(2)	$(1)

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

The following table summarizes the fair value of the Corporation's financial instruments at March 31, 2023 and December 31, 2022:

Fair Value of Financial Instruments	Mar 31, 2023				Dec 31, 2022
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$10	$—	$—	$10	$10	$—	$—	$10
Long-term debt including debt due within one year	$(393)	$—	$(35)	$(428)	$(394)	$—	$(29)	$(423)
1.Money market fund is included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

Cost approximates fair value for all other financial instruments.

Fair Value Measurements on a Nonrecurring Basis
As part of the 2023 Restructuring Program, the Corporation rationalized its manufacturing assets to achieve its structural cost improvement initiatives. In the first quarter of 2023, the manufacturing assets associated with this plan, classified as Level 3 measurements and valued using unobservable inputs, were written down to zero and the Corporation recorded an impairment charge of $2 million, which was included in "Restructuring and asset related charges - net" in the consolidated statements of income.

NOTE 12 - RELATED PARTY TRANSACTIONS
A summary of the Corporation's related party transactions can be found in Note 18 to the Consolidated Financial Statements included in the 2022 10-K.

Product and Services Agreements
The following table summarizes UCC’s transactions with TDCC and a TDCC subsidiary related to product and services agreements for the three months ended March 31, 2023 and 2022:

Product and Services Agreements Transactions	Three Months Ended
	Mar 31, 2023	Mar 31, 2022	Income Statement Classification
In millions
TDCC Subsidiary:
Commodity and raw materials purchases [1]	$319	$505	Cost of sales
Commission expense	$5	$5	Sundry income (expense) - net
TDCC:
General administrative and overhead type services and service fee	$17	$16	Sundry income (expense) - net
Activity-based costs [2]	$26	$20	Cost of sales
1.Period-end balances on hand are included in inventory. The decrease in purchase costs was primarily due to lower feedstock and energy costs and lower production.
2.The increase in activity-based costs was primarily due to labor expense for engineering related to capital investment activity on the U.S. Gulf Coast.

The following table summarizes cash dividends declared and paid to TDCC for the three months ended March 31, 2023 and 2022:

Cash Dividends Declared and Paid	Three Months Ended
	Mar 31, 2023	Mar 31, 2022
In millions
Cash dividends declared and paid	$135	$225

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

RESULTS OF OPERATIONS
Net Sales
Total net sales were $1,075 million for the first three months of 2023 compared with $1,579 million for the first three months of 2022, a decrease of 32 percent. Net sales to related companies, principally to TDCC, were $1,038 million for the first three months of 2023 compared with $1,518 million for the first three months of 2022, a decrease of 32 percent. Selling prices to TDCC are determined in accordance with the terms of an agreement between UCC and TDCC.

Average selling price for the first three months of 2023 decreased 20 percent compared with the first three months of 2022. Price decreased in almost all product lines in response to lower raw material and feedstock costs. Volume for the first three months of 2023 decreased 12 percent compared with the first three months of 2022, with decreases across most product lines. Volume decreases were primarily in polyethylene, which was negatively impacted by lower demand; and glycol ethers and surfactants, which were negatively impacted by limited raw material supply. These volume decreases were partially offset by a volume increase in vinyl acetate monomers, which was negatively impacted by a utility outage in the first quarter of 2022, which resulted in unplanned maintenance, downtime and process issues in the prior year.

Cost of Sales
Cost of sales was $981 million for the first three months of 2023 compared with $1,215 million for the first three months of 2022, a decrease of 19 percent. The decrease in cost of sales was driven primarily by lower raw material and feedstock costs on lower volume.

Restructuring and Asset Related Charges - Net
In the first quarter of 2023, the Corporation initiated restructuring actions to achieve its structural cost improvement initiatives in response to the continued economic impact from the global recessionary environment and to enhance its agility and long-term competitiveness across the economic cycle. The program includes workforce cost reductions and actions to rationalize the Corporation's manufacturing assets, which include asset write-down and write-off charges. As a result of these actions, the Corporation recorded pretax restructuring charges of $14 million, included in "Restructuring and asset related charges - net" in the consolidated statements of income. See Note 4 to the Consolidated Financial Statements for additional information about the Corporation's restructuring activities and related charges.

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

Sundry income (expense) – net in the first three months of 2023 was expense of $22 million compared with $14 million in the first three months of 2022. The increase was primarily the result of lower net non-operating pension and other postretirement benefit plan credits resulting from higher interest cost and lower expected return on assets, partially offset by lower net loss amortization related to the plans.

Interest Income
Interest income was $11 million for the first three months of 2023 compared with $1 million for the first three months of 2022. The increase in interest income primarily resulted from the significant increase in interest rates since the first quarter of 2022.

Provision for Income Taxes
The Corporation is subject primarily to U.S. federal and state taxes. For the first three months of 2023, the Corporation reported a tax provision of $10 million, which resulted in an effective tax rate of 18.2 percent compared with $80 million for the first three months of 2022, which resulted in an effective tax rate of 23.9 percent. The tax rate for the first three months of 2023 was favorably impacted by interest accrued on tax receivables.

Net Income Attributable to UCC
The Corporation reported net income of $45 million for the first three months of 2023 compared with $255 million for the first three months of 2022.

Capital Expenditures
Capital expenditures in the first quarter of 2023 were $58 million compared with $21 million in the first quarter of 2022, as the Corporation increased investment in production assets and environmental protection projects, primarily on the U.S. Gulf Coast.

OTHER MATTERS
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 10-K") describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Corporation’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2022 10-K. Since December 31, 2022, there have been no material changes in the Corporation’s accounting policies that are impacted by judgments, assumptions and estimates.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2023	2022
Claims unresolved at Jan 1	6,873	8,747
Claims filed	940	1,214
Claims settled, dismissed or otherwise resolved	(765)	(1,154)
Claims unresolved at Mar 31	7,048	8,807
Claimants with claims against both UCC and Amchem	(1,479)	(2,072)
Individual claimants at Mar 31	5,569	6,735

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

For additional information, see Asbestos-Related Matters in Note 7 to the Consolidated Financial Statements; Part II, Item 1. Legal Proceedings; and Note 13 to the Consolidated Financial Statements included in the 2022 10-K.

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at March 31, 2023.

Dividends
On a quarterly basis, the Corporation's Board of Directors ("the Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. For the first three months of 2023, the Corporation declared and paid cash dividends of $135 million to TDCC ($225 million for the first three months of 2022). On April 24, 2023, the Board approved a dividend to TDCC of $115 million, payable on or before June 30, 2023.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Union Carbide Corporation and Subsidiaries PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters
No material developments in asbestos-related matters occurred in the first three months of 2023. For a current status of asbestos-related matters, see Note 7 to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
Since December 31, 2022, there have been no material changes to the Corporation's Risk Factors.

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

UNION CARBIDE CORPORATION

Date:	April 26, 2023

/s/ RONALD C. EDMONDS
Ronald C. Edmonds Controller and Vice President of Controllers and Tax The Dow Chemical Company Authorized Representative of Union Carbide Corporation

/s/ IGNACIO MOLINA
Ignacio Molina Vice President, Treasurer and Chief Financial Officer