Form 10-Q
period 2023-06-30
UNION CARBIDE CORP /NEW/
filed 2023-07-26
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

At July 26, 2023, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2023

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

Forward-looking statements are based on current assumptions and expectations of future events that are subject to risks, uncertainties and other factors that are beyond the Corporation’s control, which may cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements and speak only as of the date the statements were made. These factors include, but are not limited to: sales of UCC's products; UCC's expenses, future revenues and profitability; any global and regional economic impacts of a pandemic or other public health-related risks and events on the Corporation’s business; any sanctions, export restrictions, supply chain disruptions or increased economic uncertainty related to the ongoing conflict between Russia and Ukraine; capital requirements and need for and availability of financing; unexpected barriers in the development of technology, including with respect to UCC’s contemplated capital and operating projects; significant litigation and environmental matters and related contingencies and unexpected expenses; the success of competing technologies that are or may become available; the ability to protect UCC's intellectual property in the United States and abroad; developments related to contemplated restructuring activities and proposed divestitures or acquisitions such as workforce reduction, manufacturing facility and/or asset closure and related exit and disposal activities, and the benefits and costs associated with each of the foregoing; fluctuations in energy and raw material prices; management of process safety and product stewardship; changes in consumer preferences and demand; changes in laws and regulations, political conditions or industry development; global economic and capital markets conditions, such as inflation, market uncertainty, interest and currency exchange rates, and equity and commodity prices; business or supply disruptions; security threats, such as acts of sabotage, terrorism or war, including the ongoing conflict between Russia and Ukraine; weather events and natural disasters; disruptions in the Corporation’s information technology networks and systems; and, since The Dow Chemical Company ("TDCC"), a wholly owned subsidiary of Dow Inc. (together, with TDCC and its consolidated subsidiaries, "Dow"), is the primary customer of UCC, Dow's ability to realize its commitment to carbon neutrality on the contemplated timeframe; the size of the markets for Dow’s products and services and its ability to compete in such markets; Dow's failure to develop and market new products and optimally manage product life cycles; the rate and degree of market acceptance of Dow’s products; and changes in relationships with Dow’s significant customers and suppliers.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Net trade sales	$27	$42	$64	$103
Net sales to related companies	1,138	1,426	2,176	2,944
Total net sales	1,165	1,468	2,240	3,047
Cost of sales	925	1,309	1,906	2,524
Research and development expenses	5	7	11	14
Selling, general and administrative expenses	4	2	6	4
Restructuring and asset related charges - net	—	—	14	—
Sundry income (expense) - net	(23)	(14)	(45)	(28)
Interest income	9	2	20	3
Interest expense and amortization of debt discount	4	7	10	14
Income before income taxes	213	131	268	466
Provision for income taxes	46	30	56	110
Net income attributable to Union Carbide Corporation	$167	$101	$212	$356

Depreciation	$38	$41	$76	$83
Capital expenditures	$62	$29	$120	$50
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Net income attributable to Union Carbide Corporation	$167	$101	$212	$356
Other comprehensive income, net of tax
Cumulative translation adjustments	1	2	2	—
Pension and other postretirement benefit plans	10	19	19	38
Total other comprehensive income	11	21	21	38
Comprehensive income attributable to Union Carbide Corporation	$178	$122	$233	$394
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2023	Dec 31, 2022
Assets
Current Assets
Cash and cash equivalents	$10	$10
Accounts receivable:
Trade (net of allowance for doubtful receivables 2023: $—; 2022: $—)	28	40
Related companies	895	766
Other	23	24
Income taxes receivable	210	211
Notes receivable from related companies	644	958
Inventories	264	256
Other current assets	38	38
Total current assets	2,112	2,303
Investments
Investments in related companies	237	237
Other investments	16	23
Noncurrent receivables	93	91
Noncurrent receivables from related companies	58	61
Total investments	404	412
Property
Property	7,210	7,104
Less accumulated depreciation	5,989	5,922
Net property	1,221	1,182
Other Assets
Intangible assets (net of accumulated amortization 2023: $102; 2022: $100)	8	9
Operating lease right-of-use assets	109	107
Deferred income tax assets	236	239
Deferred charges and other assets	36	37
Total other assets	389	392
Total Assets	$4,126	$4,289
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$58	$51
Notes payable - other	4	4
Long-term debt due within one year	4	132
Accounts payable:
Trade	293	284
Related companies	375	411
Other	16	16
Operating lease liabilities - current	22	21
Income taxes payable	71	33
Asbestos-related liabilities - current	85	90
Accrued and other current liabilities	141	145
Total current liabilities	1,069	1,187
Long-Term Debt	260	262
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	285	298
Asbestos-related liabilities - noncurrent	819	857
Operating lease liabilities - noncurrent	87	87
Other noncurrent obligations	279	254
Total other noncurrent liabilities	1,470	1,496
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	141	141
Retained earnings	2,567	2,605
Accumulated other comprehensive loss	(1,381)	(1,402)
Union Carbide Corporation's stockholder's equity	1,327	1,344
Total Liabilities and Equity	$4,126	$4,289
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	Jun 30, 2023	Jun 30, 2022
Operating Activities
Net income attributable to Union Carbide Corporation	$212	$356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88	101
Provision (credit) for deferred income tax	(3)	8
Net gain on sales of property and investments	(1)	—
Restructuring and asset related charges - net	14	—
Net periodic pension benefit cost	19	4
Pension contributions	(1)	(1)
Other, net	(1)	(1)
Changes in assets and liabilities:
Accounts and notes receivable	13	(5)
Related company receivables	185	(18)
Inventories	(8)	(40)
Accounts payable	9	48
Related company payables	(29)	64
Asbestos-related payments	(43)	(39)
Other assets and liabilities	36	93
Cash provided by operating activities	490	570
Investing Activities
Capital expenditures	(120)	(50)
Change in noncurrent receivable from related company	3	1
Proceeds from sales of property	1	—
Proceeds from sales of investments	7	—
Cash used for investing activities	(109)	(49)
Financing Activities
Dividends paid to parent	(250)	(521)
Payments on long-term debt	(131)	(1)
Cash used for financing activities	(381)	(522)
Summary
Decrease in cash and cash equivalents	—	(1)
Cash and cash equivalents at beginning of period	10	11
Cash and cash equivalents at end of period	$10	$10
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning and end of period	141	141	141	141
Retained Earnings
Balance at beginning of period	2,515	3,104	2,605	3,074
Net income attributable to Union Carbide Corporation	167	101	212	356
Dividends declared	(115)	(296)	(250)	(521)
Balance at end of period	2,567	2,909	2,567	2,909
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,392)	(1,534)	(1,402)	(1,551)
Other comprehensive income	11	21	21	38
Balance at end of period	(1,381)	(1,513)	(1,381)	(1,513)
Union Carbide Corporation's Stockholder's Equity	$1,327	$1,537	$1,327	$1,537
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
(Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
The unaudited interim consolidated financial statements of Union Carbide Corporation and its subsidiaries (the "Corporation" or "UCC") were prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 10-K").

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

NOTE 3 - REVENUE
Substantially all of the Corporation's revenue is generated by sales of products to TDCC. Products are sold to and purchased from TDCC at prices determined in accordance with the terms of an agreement between UCC and TDCC. The Corporation sells its products to TDCC to simplify the customer interface process.

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 17 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $32 million at June 30, 2023 ($33 million at December 31, 2022), of which $2 million ($2 million at December 31, 2022) was included in "Accrued and other current liabilities" and $30 million ($31 million at December 31, 2022) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

NOTE 4 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
2023 Restructuring Program
In the first quarter of 2023, the Corporation initiated restructuring actions to achieve its structural cost improvement initiatives in response to the continued economic impact from the global recessionary environment and to enhance its agility and long-term competitiveness across the economic cycle. The program includes workforce cost reductions and actions to rationalize the Corporation's manufacturing assets, which includes asset write-down and write-off charges. As a result of these actions, the Corporation recorded pretax restructuring charges of $14 million, included in "Restructuring and asset related charges - net" in the consolidated statements of income. The charges consisted of severance and related benefit costs of $12 million and asset write-downs and write-offs of $2 million. These actions are expected to be substantially complete by the end of 2024. The Corporation paid $2 million for severance and related benefit costs through June 30, 2023.

At June 30, 2023, a liability for severance and related benefit costs of $8 million was included in "Accrued and other current liabilities" and $2 million was included in "Other noncurrent obligations" in the consolidated balance sheets.

NOTE 5 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Jun 30, 2023	Dec 31, 2022
In millions
Finished goods	$205	$218
Work in process	29	37
Raw materials	67	76
Supplies	95	87
Total	$396	$418
Adjustment of inventories to the LIFO basis	(132)	(162)
Total inventories	$264	$256

NOTE 6 - SUPPLIER FINANCE PROGRAM
The Corporation is a party to a supply chain financing (“SCF”) program, facilitated by TDCC, which can be used in the ordinary course of business to extend payment terms with the Corporation's vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Corporation. The vendor receives payment from the financial intermediary, and the Corporation pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Corporation is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize TDCC's creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. Neither TDCC nor the Corporation provide guarantees related to the SCF program. At June 30, 2023, outstanding obligations confirmed as valid under the SCF program were $30 million ($29 million at December 31, 2022), included in “Accounts payable – Trade” in the consolidated balance sheets.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
A summary of the Corporation's commitments and contingencies can be found in Note 13 to the Consolidated Financial Statements included in the 2022 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2023, the Corporation had accrued obligations of $202 million for probable environmental remediation and restoration costs ($183 million at December 31, 2022), including $39 million for the remediation of Superfund sites ($36 million at December 31, 2022). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability.

During the first quarter of 2022, the Corporation recorded a pretax charge of $37 million, included in "Cost of sales" in the consolidated statements of income, related to environmental remediation at a number of current and historical locations. The charge primarily resulted from updated remediation estimates and scope changes on existing matters.

Litigation
Asbestos-Related Matters
Each quarter, the Corporation reviews asbestos-related claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2023 activity, it was determined that no adjustment to the accrual was required at June 30, 2023.

The Corporation’s total asbestos-related liability for pending and future claims and defense and processing costs was $904 million at June 30, 2023 ($947 million at December 31, 2022), and was included in “Asbestos-related liabilities - current” and “Asbestos-related liabilities - noncurrent” in the consolidated balance sheets. At June 30, 2023, approximately 26 percent of the recorded claim liability related to pending claims and approximately 74 percent related to future claims.

NOTE 8 - LEASES
For additional information on the Corporation's leases, see Note 14 to the Consolidated Financial Statements included in the 2022 10-K.

The components of lease cost for operating and finance leases for the three and six months ended June 30, 2023 and 2022 were as follows:

Lease Cost	Three Months Ended		Six Months Ended
In millions	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Operating lease cost	$7	$6	$13	$12
Short-term lease cost	11	8	21	16
Variable lease cost	5	5	12	9
Amortization of right-of-use assets - finance	1	—	2	1
Total lease cost	$24	$19	$48	$38

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances for each component of accumulated other comprehensive loss ("AOCL") for the three and six months ended June 30, 2023 and 2022 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Six Months Ended
In millions	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Cumulative Translation Adjustment
Beginning balance	$(53)	$(55)	$(54)	$(53)
Unrealized gains (losses) on foreign currency translation	1	2	2	—
Ending balance	$(52)	$(53)	$(52)	$(53)
Pension and Other Postretirement Benefits
Beginning balance	$(1,339)	$(1,479)	$(1,348)	$(1,498)
Amortization of net loss and prior service credit reclassified from AOCL to net income [1]	13	24	25	49
Tax expense (benefit) [2]	(3)	(5)	(6)	(11)
Net loss and prior service credit reclassified from AOCL to net income	10	19	19	38
Ending balance	$(1,329)	$(1,460)	$(1,329)	$(1,460)
Total AOCL ending balance	$(1,381)	$(1,513)	$(1,381)	$(1,513)
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

NOTE 10 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Corporation's pension and other postretirement benefit plans can be found in Note 16 to the Consolidated Financial Statements included in the 2022 10-K. The following table provides the components of the Corporation's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Defined Benefit Pension Plans
Service cost	$8	$9	$17	$18
Interest cost	37	23	74	46
Expected return on plan assets	(52)	(56)	(104)	(113)
Amortization of prior service credit	—	(1)	—	(1)
Amortization of net loss	16	27	32	54
Net periodic benefit cost	$9	$2	$19	$4

Other Postretirement Benefit Plan
Interest cost	$1	$1	$3	$2
Amortization of net gain	(3)	(2)	(7)	(4)
Net periodic benefit credit	$(2)	$(1)	$(4)	$(2)

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

The following table summarizes the fair value of the Corporation's financial instruments at June 30, 2023 and December 31, 2022:

Fair Value of Financial Instruments	Jun 30, 2023				Dec 31, 2022
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$10	$—	$—	$10	$10	$—	$—	$10
Long-term debt including debt due within one year	$(264)	$—	$(29)	$(293)	$(394)	$—	$(29)	$(423)
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

Product and Services Agreements
The following table summarizes UCC’s transactions with TDCC and a TDCC subsidiary related to product and services agreements for the three and six months ended June 30, 2023 and 2022:

Product and Services Agreements Transactions	Three Months Ended		Six Months Ended
	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022	Income Statement Classification
In millions
TDCC Subsidiary:
Commodity and raw materials purchases [1]	$262	$563	$581	$1,068	Cost of sales
Commission expense	$5	$5	$10	$10	Sundry income (expense) - net
TDCC:
General administrative and overhead type services and service fee	$17	$16	$34	$32	Sundry income (expense) - net
Activity-based costs [2]	$25	$22	$51	$42	Cost of sales
1.Period-end balances on hand are included in inventory. The decrease in purchase costs was primarily due to lower feedstock and energy costs and lower production.
2.The increase in activity-based costs was primarily due to labor expense for engineering related to capital investment activity on the U.S. Gulf Coast.

The following table summarizes cash dividends declared and paid to TDCC for the three and six months ended June 30, 2023 and 2022:

Cash Dividends Declared and Paid	Three Months Ended		Six Months Ended
	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
In millions
Cash dividends declared and paid	$115	$296	$250	$521

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

Statement on the Incident at TDCC's Site in Plaquemine, Louisiana
On July 14, 2023, an incident occurred that included an explosion and subsequent fire at TDCC's Louisiana Operations Glycol-2 unit in Plaquemine, Louisiana. This site provides raw materials for the Corporation's U.S. Gulf Coast operations and, therefore, any resulting raw material disruptions may negatively impact UCC's operations in the near-term. Management at TDCC and UCC are currently evaluating the extent and duration of the operational impact to the Corporation.

RESULTS OF OPERATIONS
Net Sales
Total net sales were $2,240 million for the first six months of 2023 compared with $3,047 million for the first six months of 2022, a decrease of 26 percent. Net sales to related companies, principally to TDCC, were $2,176 million for the first six months of 2023 compared with $2,944 million for the first six months of 2022, a decrease of 26 percent. Selling prices to TDCC are determined in accordance with the terms of an agreement between UCC and TDCC.

Average selling price for the first six months of 2023 decreased 18 percent compared with the first six months of 2022. Price decreased in almost all product lines in response to lower raw material and feedstock costs. Volume for the first six months of 2023 decreased 8 percent compared with the first six months of 2022, with decreases across most product lines. Volume decreases were primarily in glycol ethers, surfactants, oxo alcohols and vinyl acetate monomers, which were negatively impacted by various factors, including reduced demand, internal and external raw material supply limitations and planned maintenance turnaround activities.

Cost of Sales
Cost of sales was $1,906 million for the first six months of 2023 compared with $2,524 million for the first six months of 2022, a decrease of 24 percent. The decrease in cost of sales was driven primarily by lower raw material, feedstock and energy costs on lower volume. Cost of sales as a percentage of net sales was 85.1 percent for the first six months of 2023 compared with 82.8 percent for the first six months of 2022.

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

Sundry income (expense) – net in the first six months of 2023 was expense of $45 million compared with $28 million in the first six months of 2022. The increase was primarily the result of lower net non-operating pension and other postretirement benefit plan credits resulting from higher interest cost and lower expected return on assets, partially offset by lower net actuarial loss amortization related to the plans. See Note 10 to the Consolidated Financial Statements for additional information about the Corporation's pension and other postretirement benefit plans.

Interest Income
Interest income was $20 million for the first six months of 2023 compared with $3 million for the first six months of 2022. The increase in interest income primarily resulted from the significant increase in interest rates since the first quarter of 2022.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $10 million in the first six months of 2023 compared with $14 million in the first six months of 2022, reflecting reduced interest expense resulting from the maturity and payment of long-term debt of $129 million in April 2023.

Provision for Income Taxes
The Corporation is subject primarily to U.S. federal and state taxes. For the first six months of 2023, the Corporation reported a tax provision of $56 million, which resulted in an effective tax rate of 20.9 percent compared with $110 million for the first six months of 2022, which resulted in an effective tax rate of 23.6 percent. The tax rate for the first six months of 2023 was favorably impacted by interest accrued on tax receivables.

Net Income Attributable to UCC
The Corporation reported net income of $212 million for the first six months of 2023 compared with $356 million for the first six months of 2022.

Capital Expenditures
Capital expenditures in the first six months of 2023 were $120 million compared with $50 million in the first six months of 2022, as the Corporation increased investment in production assets and environmental protection projects, primarily on the U.S. Gulf Coast.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2023	2022
Claims unresolved at Jan 1	6,873	8,747
Claims filed	1,911	2,388
Claims settled, dismissed or otherwise resolved	(1,622)	(2,275)
Claims unresolved at Jun 30	7,162	8,860
Claimants with claims against both UCC and Amchem	(1,457)	(2,106)
Individual claimants at Jun 30	5,705	6,754

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

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at June 30, 2023.

Dividends
On a quarterly basis, the Corporation's Board of Directors ("the Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. For the first six months of 2023, the Corporation declared and paid cash dividends of $250 million to TDCC ($521 million for the first six months of 2022). On July 24, 2023, the Board approved a dividend to TDCC of $144 million, payable on or before September 29, 2023.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Union Carbide Corporation and Subsidiaries PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters
No material developments in asbestos-related matters occurred in the first six months of 2023. For a current status of asbestos-related matters, see Note 7 to the Consolidated Financial Statements.

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

UNION CARBIDE CORPORATION

Date:	July 26, 2023

/s/ RONALD C. EDMONDS
Ronald C. Edmonds Controller and Vice President of Controllers and Tax The Dow Chemical Company Authorized Representative of Union Carbide Corporation

/s/ IGNACIO MOLINA
Ignacio Molina Vice President, Treasurer and Chief Financial Officer