Form 10-K
period 2023-12-31
UNION CARBIDE CORP /NEW/
filed 2024-01-31
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
Registrant's telephone number, including area code: 361-553-2769

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes    ☑ No

At January 31, 2024, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE
None

Union Carbide Corporation

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2023

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

Forward-looking statements are based on current assumptions and expectations of future events that are subject to risks, uncertainties and other factors that are beyond the Corporation’s control, which may cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements and speak only as of the date the statements were made. These factors include, but are not limited to: sales of UCC's products; UCC's expenses, future revenues and profitability; any global and regional economic impacts of a pandemic or other public health-related risks and events on the Corporation’s business; any sanctions, export restrictions, supply chain disruptions or increased economic uncertainty related to the ongoing conflicts between Russia and Ukraine and in the Middle East; capital requirements and need for and availability of financing; unexpected barriers in the development of technology, including with respect to UCC’s contemplated capital and operating projects; significant litigation and environmental matters and related contingencies and unexpected expenses; the success of competing technologies that are or may become available; the ability to protect UCC's intellectual property in the United States and abroad; developments related to contemplated restructuring activities and proposed divestitures or acquisitions such as workforce reduction, manufacturing facility and/or asset closure and related exit and disposal activities, and the benefits and costs associated with each of the foregoing; fluctuations in energy and raw material prices; management of process safety and product stewardship; changes in public sentiment and political leadership; increased concerns about plastics in the environment and lack of a circular economy for plastics at scale; changes in consumer preferences and demand; changes in laws and regulations, political conditions or industry development; global economic and capital markets conditions, such as inflation, market uncertainty, interest and currency exchange rates, and equity and commodity prices; business or supply disruptions; security threats, such as acts of sabotage, terrorism or war, including the ongoing conflicts between Russia and Ukraine and in the Middle East; weather events and natural disasters; disruptions in the Corporation’s information technology networks and systems, including the impact of cyberattacks; and, since The Dow Chemical Company ("TDCC"), a wholly owned subsidiary of Dow Inc. (together, with TDCC and its consolidated subsidiaries, "Dow"), is the primary customer of UCC: Dow's ability to realize its commitment to carbon neutrality on the contemplated timeframe; the size of the markets for Dow’s products and services and its ability to compete in such markets; Dow's failure to develop and market new products and optimally manage product life cycles; the rate and degree of market acceptance of Dow’s products; and changes in relationships with Dow’s significant customers and suppliers.

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

Union Carbide Corporation and Subsidiaries
PART I

ITEM 1. BUSINESS
THE CORPORATION
Union Carbide Corporation is a chemicals and polymers company that has been a wholly owned subsidiary of The Dow Chemical Company ("TDCC") since 2001. TDCC has been a wholly owned subsidiary of Dow Inc. since 2019, and Dow Inc. operates all of its businesses through TDCC. Except as otherwise indicated by the context, the terms "Corporation" or "UCC" as used herein mean Union Carbide Corporation and its consolidated subsidiaries and references to "Dow" refer to Dow Inc., together with TDCC and its consolidated subsidiaries.

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

Technology Licensing and Catalysts - includes catalysts for supply and licensing of the METEOR™ Process for EO/EG and the LP OXO℠ process for oxo alcohols; and licensing of the METEOR™ Process for EO/EG and the LP OXO℠ process for oxo alcohols.

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

PATENTS, LICENSES AND TRADEMARKS
The Corporation continually applies for and obtains U.S. and foreign patents that relate to a wide variety of products and processes, has a substantial number of pending patent applications throughout the world and is licensed under a number of patents. At December 31, 2023, the Corporation owned 66 active U.S. patents and 386 active foreign patents related to a wide variety of products and processes. These patents expire as follows:

Remaining Life of Patents Owned at Dec 31, 2023	United States	Rest of World
Within 5 years	11	52
6 to 10 years	46	286
11 to 15 years	8	43
16 to 20 years	1	5
Total	66	386

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

OTHER ACTIVITIES
Dividends
On a quarterly basis, the Corporation's Board of Directors ("Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. The Corporation declared and paid cash dividends to TDCC of $512 million in 2023 and $1,063 million in 2022. On January 24, 2024, the Board approved a dividend to TDCC of $43 million, payable on or before March 29, 2024.

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
UCC sells substantially all of its products to TDCC in order to simplify the worldwide customer interface process and, as a result, the Corporation is subject to many of the same global risk factors facing TDCC and its parent company, Dow, including those presented by climate change. The Corporation is subject to increasing climate-related risks and uncertainties, many of which are outside of its control. Climate change may result in more frequent and damaging severe weather and weather-related events, potential changes in precipitation patterns and extreme variability in weather patterns. These short- and long-term weather and weather-related events can disrupt the operations of the Corporation as well as those of its customers, end-use customers, partners and vendors due to damage to local infrastructure and other property damage limiting site access, and causing water scarcity and lack of access to high-quality water, among other factors. These risks and uncertainties may also directly or indirectly impact decisions to invest in the construction and/or renovation of new or existing manufacturing sites and other Corporation facilities and locations.

The transition to lower greenhouse gas emissions technology, the effects of carbon pricing and changes in public sentiment, regulations, taxes, public mandates or requirements and increases in climate-related lawsuits, insurance premiums and implementation of more robust disaster recovery and business continuity plans could increase costs to maintain or resume the Corporation’s operations, which would negatively impact the Corporation’s results of operations.

In 2020, Dow announced commitments to reduce its net annual Scope 1 and 2 CO2 equivalent emissions by an additional 5 million metric tons, or 15 percent compared with its 2020 baseline, by 2030 (the 2020 baseline represents a 15 percent reduction in greenhouse gas emissions since 2005) and its intention to be carbon neutral by 2050 (Scope 1+2+3, as defined by the Greenhouse Gas Protocol Corporate Accounting and Reporting Standard, plus product benefits). These commitments reflect Dow's current plans and targets and are not guarantees that Dow will be able to achieve them. The execution and achievement of these commitments within the currently projected costs and expected timeframes may impact the Corporation's operations and are also subject to risks and uncertainties which include, but are not limited to: advancement, availability, development and affordability of technology necessary to achieve these commitments; unforeseen design, operational and technological difficulties; availability and cost of necessary materials and components; adapting products to end-use customer preferences and end-use customer acceptance of sustainable supply chain solutions; changes in public sentiment and political leadership; and the ability of Dow and its consolidated subsidiaries to comply with changing regulations, taxes, mandates or requirements related to greenhouse gas emissions or other climate-related matters, including prescriptive reporting of climate-related matters. In addition, standards for tracking and reporting on sustainability matters have not been harmonized, continue to evolve and may change over time, which could result in significant revisions to Dow's performance metrics, commitments or reported progress in achieving such commitments. Given the focus on sustainable investing, if Dow fails to meet its climate change commitments within the committed timeframe, coupled with its significant investments to meet those commitments, and adopt policies and practices to enhance sustainability, Dow's reputation and its customer and other stakeholder relationships could be negatively impacted, reducing demand for Dow and the Corporation's products, and it may be more difficult for Dow and its consolidated subsidiaries to compete effectively or gain access to financing on acceptable terms, which could negatively impact the Corporation’s financial condition, results of operations and cash flows.

PANDEMIC - RELATED RISKS
Public Health Crisis: A public health crisis or global outbreak of disease could have a negative effect on the Corporation's manufacturing operations, supply chain and workforce, creating disruptions that could have a substantial negative impact on the Corporation’s results of operations, financial condition and cash flows.
UCC sells substantially all of its products to TDCC in order to simplify the worldwide customer interface process and, as a result, the Corporation is subject to many of the same global risk factors facing TDCC, including those that may be presented by a public health crisis. A public health crisis, including a pandemic similar in nature to coronavirus disease 2019, could impact all geographic regions where UCC's products are produced and sold. The global, regional and local spread of a public health crisis could result in, and in the past has resulted in, significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions and/or bans, mask and vaccination mandates, restrictions on large gatherings and restricted access to certain corporate facilities and manufacturing sites. Business disruptions and market volatility resulting from a public health crisis could have a substantial negative impact on the Corporation's results of operations, financial condition and cash flows. The adverse impact of a pandemic could include, and in the past has included, without limitation, a decrease in demand for certain of the Corporation's products; price declines; reduced profitability; supply chain disruptions impeding the Corporation's ability to ship and/or receive product; temporary idling or permanent closure of select manufacturing facilities and/or manufacturing assets; asset impairment charges; interruptions or limitations to manufacturing operations imposed by local, state or federal governments; reduced market liquidity and increased borrowing costs; workforce absenteeism and distraction; labor shortages; increased cybersecurity risk and data accessibility disruptions due to remote working arrangements; and workforce reductions. Additional risks may include, but are not limited to: shortages of key raw materials; additional asset impairment charges; increased obligations related to the Corporation’s pension and other postretirement benefit plans; and tax valuation allowances and may also have the effect of heightening many of the other risks described in this "Risk Factors" section.

MACROECONOMIC RISKS
Global Economic Considerations: The Corporation operates in a global, competitive environment which gives rise to operating and market risk exposure.
The Corporation sells substantially all of its products to TDCC, which operates in a competitive, global environment, and competes worldwide for sales. Increased levels of competition could result in lower prices or lower sales volume, which could have a negative impact on the Corporation's results of operations. Sales of TDCC's products are also subject to extensive federal, state, local and foreign laws and regulations; trade agreements; import and export controls; taxes; and duties and tariffs. The imposition of additional regulations, controls, taxes, and duties and tariffs or changes to bilateral and regional trade agreements could result in lower sales volume for the Corporation's products, which could negatively impact the Corporation's results of operations.

Economic conditions around the world, and in certain industries in which the Corporation and TDCC do business, also impact sales price and volume and supply chain efficacy. For example, market uncertainty and an economic downturn driven by inflationary pressures have recently reduced demand for the Corporation's products, resulting in decreased sales volume. Adverse economic conditions also caused supply chain constraints. These factors have had a negative impact on the Corporation's results of operations. Additionally, political tensions; war, including the ongoing conflicts in the Middle East and between Russia and Ukraine with the related sanctions and export restrictions; terrorism; epidemics; pandemics; or political instability in the geographic regions or industries in which UCC products are sold could also reduce demand for these products and result in decreased sales volume or supply chain disruptions, which could have a negative impact on UCC's results of operations.

In February 2022, Russia invaded Ukraine resulting in the United States, Canada, the European Union and other countries imposing economic sanctions on Russia. Dow suspended purchases of feedstocks and energy from Russia and has significantly reduced its operations and product offerings in the country. Dow has also stopped all investments in Russia and is only supplying limited essential goods to Russia. These actions have not had and are not expected to have a material impact on the Corporation’s financial condition or results of operations. However, the fluidity and continuation of the conflict may result in additional economic sanctions and other impacts which could have a negative impact on Dow’s financial condition, results of operations and cash flows, which could also negatively impact the Corporation. These include decreased sales; supply chain and logistics disruptions; volatility in foreign exchange rates and interest rates; inflationary pressures on and availability of raw materials and energy, most notably in Europe; and heightened cybersecurity threats. Further, the intensity and duration of the conflict in the Middle East and potential expansion of the hostilities in the region are difficult to predict and could disrupt the Company's supply chain operations, which could have a negative impact on the Corporation's results of operations.

Financial Flexibility: Market conditions could reduce TDCC's financial flexibility, which could impact the financial flexibility of the Corporation.
Adverse economic conditions, such as high interest rates, could reduce TDCC's flexibility to respond to changing business and economic conditions or to fund capital expenditures or working capital needs. The economic environment could result in a contraction in the availability of credit in the marketplace and reduce sources of liquidity for TDCC and could result in higher borrowing costs. Since TDCC is a major service provider, material debtor, and the major customer of the Corporation, reduced financial flexibility for TDCC could potentially impact the financial flexibility of the Corporation.

Pension and Other Postretirement Benefits: Increased obligations and expenses related to the Corporation's defined benefit pension plans and other postretirement benefit plan could negatively impact UCC's financial condition and results of operations.
While the Corporation has frozen its defined benefit pension plans and its other postretirement benefit plan (the "plans"), the Corporation continues to sponsor the plans. The assets of the Corporation's funded plans are primarily invested in fixed income securities, equity securities of U.S. and foreign issuers and alternative investments, including investments in real estate, private equity and absolute return strategies. Changes in the market value of plan assets, investment returns, discount rates, mortality rates, regulations and health care cost trends may affect the funded status of the Corporation's plans and could cause volatility in the net periodic benefit cost, future funding requirements of the plans and the funded status of the plans. A significant increase in the Corporation's obligations or future funding requirements could have a negative impact on the Corporation's results of operations and cash flows for a particular period and on the Corporation's financial condition.

Supply/Demand Balance: Earnings generated by the Corporation vary based in part on the balance of supply relative to demand within the industry.
The balance of supply relative to demand within the industry may be significantly impacted by the addition of new capacity, especially for basic commodities where capacity is generally added in large increments as world-scale facilities are built. This may result in excess capacity which can disrupt regional industry supply and demand balances, resulting in downward pressure on prices and decreased operating rates, which could negatively impact the Corporation's results of operations.

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
The Corporation is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, climate change, greenhouse gas emissions and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In addition, the Corporation may have costs related to environmental remediation and restoration obligations associated with past and current sites as well as related to its past or current waste disposal practices or other hazardous materials handling. Although management will estimate and accrue liabilities for these obligations, it is reasonably possible that the Corporation’s ultimate cost with respect to these matters could be significantly higher, which could negatively impact the Corporation’s financial condition and results of operations. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Corporation's operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities. For additional information, see Part II, Item 7. Other Matters, Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. At December 31, 2023, the Corporation's total asbestos-related liability for pending and future claims, including future defense and processing costs, was $867 million ($947 million at December 31, 2022). See Notes 1 and 12 to the Consolidated Financial Statements for more information on asbestos-related matters.

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

Plastic Waste: Increased concerns regarding plastic waste in the environment, resulting in the demand for substitute materials; brand owners selectively reducing their use of plastic products; a lack of plastic waste collection and recycling infrastructure and a failure to develop circular plastic materials or a circular economy for plastics; and/or the development of new or more restrictive regulations and rules related to plastic waste and related emissions could reduce demand for the Corporation’s plastic products and could negatively impact the Corporation’s financial results.
Plastics have faced increasing public scrutiny due to low recycling rates and the presence of plastic waste in the environment, including the world’s oceans and rivers, and pollution associated with the manufacture of plastics. Accordingly, regulators, manufacturers, brand owners and consumers are driving demand for materials made with recycled content, bio-based materials and materials made with low or zero carbon emission options, and local, state, federal and foreign governments are proposing and implementing regulations to address the global plastic waste challenge, including, but not limited to, extended producer responsibility fees, recycled content mandates, taxes on plastics at the national level and bans on non-essential items. Further, an intergovernmental negotiation committee is in the process of negotiating an international legally binding instrument to end plastic pollution.

Substantially all of the Corporation's sales are to TDCC, a wholly owned subsidiary of Dow and one of the world’s largest plastics producers. TDCC sells plastic products that continue to enable increasing quality and standards of living and offer significant greenhouse gas reductions compared with alternative solutions. In order to both maintain the benefits of plastics, meet growing demand for circular and renewable plastics and advance efforts to end plastic pollution in the environment, Dow is partnering with other organizations to bring the waste back into the circular economy. Dow's Transform the Waste target (announced in October 2022) aims to transform plastic waste and other forms of waste to commercialize 3 million metric tons of circular and renewable solutions annually by 2030. Further, Dow has committed to reducing its net annual greenhouse gas emissions and intends to be carbon neutral by 2050 (Scope 1+2+3, as defined by the Greenhouse Gas Protocol Corporate Accounting and Reporting Standard, plus product benefits).

Without the expansion of proper waste collection and recycling infrastructure and the development of a circular economy for plastics at scale, along with increased pressure to reduce the use of plastics, the Corporation could experience reduced demand for its polyethylene products, which could negatively impact the Corporation's financial condition, results of operations and cash flows.

OPERATIONAL RISKS
Raw Materials: Availability of purchased feedstocks and energy, and the volatility of these costs, impact the Corporation's operating costs and add variability to earnings.
Purchased feedstock and energy costs account for a substantial portion of the Corporation's total production costs and operating expenses. The Corporation purchases hydrocarbon raw materials including ethane, propane, butane and naphtha as feedstocks. The Corporation also purchases certain monomers, primarily ethylene and propylene, to supplement internal production, as well as other raw materials. The Corporation also purchases natural gas, primarily to generate electricity, electric power to supplement internal generation, and steam.

Feedstock and energy costs generally follow price trends in crude oil and natural gas, which are sometimes volatile. Power prices often follow general energy trends, and are additionally subject to short-term surfeits and shortages related to, for example, intermittent wind and solar generation, and power generation and transmission outages. Ultimately, the ability to pass on underlying cost increases is dependent on market conditions. Conversely, when feedstock and energy costs decline, selling prices generally decline as well. As a result, volatility in these costs could impact the Corporation's results of operations.

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
As a diversified chemical manufacturing company, the Corporation's operations at each site, including maintenance of its facilities, the transportation of supplies and products, cyberattacks, pandemics or severe weather conditions and other natural phenomena (such as freezing, drought, hurricanes, earthquakes, tsunamis, floods, etc.) could result in an unplanned event that could be significant in scale and could negatively impact operations, neighbors or the public at large, which could have a negative impact on the Corporation's results of operations.

Major hurricanes and other weather-related events have caused significant disruption in UCC's operations on the U.S. Gulf Coast, logistics across the region, and the supply of certain raw materials, which had an adverse impact on volume and cost for some of UCC's products. Due to the Corporation's substantial presence on the U.S. Gulf Coast, similar severe weather conditions or other natural phenomena in the future could negatively impact UCC's results of operations. Other non-weather-related unplanned events have also caused disruptions in UCC’s operations at various sites. While the Corporation has processes in place to minimize the risks and impacts of such events, such unplanned future events could negatively impact the Corporation’s results of operations.

Cybersecurity Threat: Disruption of the Corporation's information technology, data security, and other operating or third-party systems, including disruption of the ability to safely and reliably operate the Corporation's facilities; the risk of loss of the Corporation's proprietary information including trade secrets, know-how or other sensitive business information; and the risk of loss or security of the private data of the Corporation, its customers and its employees could negatively impact the Corporation's results of operations, financial condition and reputation.
UCC relies on various information systems, including information systems operated by Dow and by third-parties, to support safe, efficient and reliable business and operating processes and activities and to safeguard its proprietary information assets, including trade secrets, know-how and other sensitive, business critical information. These systems are critical to the Corporation's process to accurately report financial results for management and external reporting purposes and to ensure compliance with financial reporting, legal and tax requirements in the United States and around the world. These systems may also be used to collect and process sensitive customer and personal employee data the Corporation may be legally required to protect.

Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyberattacks continue to pose risks to UCC’s products, systems and networks, and the confidentiality, availability and integrity of the Corporation’s data. These vulnerabilities also expose the Corporation’s customers’, suppliers’ and third-party service providers to loss. In addition, the Corporation is exposed to similar risks resulting from cyberattacks that are experienced by its suppliers and other vendors. As a result, cyberattacks, internal and external security breaches, and attacks and security breaches of third-party systems could disrupt UCC's operations, compromise UCC’s proprietary and confidential, business critical information, jeopardize UCC's ability to safeguard and maintain accurate data, including personal data, and harm UCC's reputation which could result in litigation, enforcement actions, including fines, penalties and disruption of UCC's right to operate in certain jurisdictions, and significant remediation costs. Additionally, UCC’s and/or Dow's use of artificial intelligence software may create additional risks related to the unintentional disclosure of proprietary, confidential, personal or otherwise sensitive information.

While the Corporation is part of Dow's comprehensive cybersecurity program that is continuously reviewed, maintained and upgraded, cyberattacks by nation-state organizations, crime organizations and other hackers have become increasingly sophisticated, and it is possible for such attacks to remain undetected for an extended period of time. Such attacks could have a material negative impact on the Corporation’s results of operations, financial position and reputation. More information on the Corporation’s processes for assessing, identifying and managing material risks from cybersecurity threats, including management’s role and the Board's oversight of such processes, can be found in Item 1C. Cybersecurity.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Dow has processes in place to identify, assess and monitor material risks from cybersecurity threats, including the material risks of the Corporation. These processes are part of Dow’s overall enterprise risk management process and have been embedded in Dow’s operating procedures, internal controls and information systems.

Dow's comprehensive cybersecurity and information security framework includes risk assessment and mitigation through a threat intelligence-driven approach, application controls, and enhanced security with ransomware defense. The framework leverages International Organization for Standardizations 27001/27002 standards for general information technology controls, International Society of Automation/International Electrotechnical Commission standards for industrial automation, the National Institute of Standards and Technology Cyber Security Framework ("NIST CSF") for measuring overall readiness to respond to cyber threats, and Sarbanes-Oxley for assessment of internal controls.

Dow contracts with external firms to assess Dow’s cyber security controls relative to its peers using the NIST CSF. Dow also has a third-party risk management program that assesses risks from vendors and suppliers. In addition, Dow maintains business continuity and disaster recovery plans as well as a cybersecurity insurance policy.

Dow has established cybersecurity and information security awareness training programs. Formal training on topics relating to Dow’s cybersecurity, data privacy and information security policies and procedures is mandatory at least annually for all employees, contractors and third parties with access to Dow’s network. Training is administered and tracked through online learning modules. Training topics include how to escalate suspicious activities including phishing, viruses, spams, insider threats, suspect human behaviors or safety issues. Based on role and location, some employees receive additional in-depth training to provide more comprehensive knowledge on potential risks related to their individual job responsibilities. Training is supplemented through regular Dow company-wide communications with frequent updates to educate on the latest adversary trends and social engineering techniques.

Additionally, Dow engages in cyber crisis response simulations to assess Dow’s ability to adapt to information and operational technology threats. Improper or illegitimate use of Dow’s information system resources or violation of Dow’s information security policies and procedures is subject to disciplinary action. Dow’s security posture is supported by a comprehensive defense-in-depth strategy that relies on layers of technology including Multi-Factor Authentication and principles of Zero Trust to ensure that access to information and communication is vetted and secure.

Dow also utilizes internal and external audits and assessments, vulnerability testing, governance processes over outsourced service providers, active risk management and benchmarking against peers in the industry to validate Dow’s security posture. Dow also engages external firms to measure Dow’s NIST CSF maturity level.

No risks from cybersecurity threats, including those resulting from any previous cybersecurity incidents, have materially affected, or are reasonably likely to materially affect, the Corporation, including its business strategy, results of operations or financial condition.

Governance
Role of Management
Dow’s Information Systems organization led by Dow’s Chief Information and Digital Officer, is responsible for administration of the cybersecurity and information security framework and risk management, including that of the Corporation, with oversight by Dow's Audit Committee.

Dow’s Chief Information and Digital Officer has formal education in information technology and extensive experience working in and leading Dow’s information systems and technology function. The Chief Information and Digital Officer receives regular updates on cybersecurity matters, results of mitigation efforts and cybersecurity incident response and remediation.

Dow management responsible for developing and executing its cybersecurity policies is comprised of individuals with either formal education and degrees in information technology or cybersecurity, or with experience working in information technology and cybersecurity, including relevant industry experience in security related industries. Additionally, leaders in Dow’s information technology function receive periodic training and education on cybersecurity related topics. Certain leaders also obtain industry certifications, such as Certified Information Systems Security Professional or Certified Information Security Manager.

Dow’s Cyber Security Operations Center (“CSOC”) serves as the central point for all cybersecurity incidents and reporting, including incidents that directly target employees or Dow internal information systems and incidents originating from third parties. The CSOC provides end-to-end operations for purposes of monitoring, detecting, alerting and responding to cyber incidents. The CSOC evaluates each incident in terms of its impact on Dow’s and the Corporation's operations, ability to conduct business with customers and suppliers, brand reputation and health, safety or the environment, and the speed and degree to which the incident has been contained. The CSOC is also responsible for activating the containment and resolution efforts and third-party service providers are engaged where appropriate to support Dow through the resolution of the incident. The CSOC escalates incidents with significant impact and pervasiveness to Dow’s Corporate Crisis Management Team for further action. After initial identification, the CSOC monitors all cybersecurity incidents for changes in degree of impact or pervasiveness.

Role of the Corporation's Board
The Corporation's Board of Directors ("Board") recognizes the importance of cybersecurity in safeguarding the Corporation’s sensitive data. The Board is responsible for overseeing overall risk management for the Corporation, including review and approval of the enterprise risk management approach and processes implemented by management to identify, assess, manage and mitigate risk.

The Corporation’s Board receives information and updates periodically with respect to the effectiveness of Dow’s cybersecurity and information security framework, data privacy and risk management, which includes that of the Corporation. The Board also receives updates on material incidents relating to information systems security, including cybersecurity incidents.

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

A summary of property, classified by type, is contained in Note 8 to the Consolidated Financial Statements.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pursuant to General Instruction I of Form 10-K "Omission of Information by Certain Wholly-Owned Subsidiaries," this section includes only management's narrative analysis of the results of operations for the year ended December 31, 2023, the most recent fiscal year, compared with the year ended December 31, 2022, the fiscal year immediately preceding it.

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

TDCC conducts its worldwide operations through global businesses and the Corporation's business activities comprise components of TDCC’s global businesses rather than stand-alone operations. The Corporation sells substantially all of its products to TDCC in order to simplify the customer interface process, at prices determined in accordance with the terms of an agreement between UCC and TDCC. Because there are no separate reportable business segments for UCC and no detailed business information is provided to a chief operating decision maker regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment.

Seadrift Operations Unplanned Shutdown
On October 19, 2023, the Corporation’s manufacturing site in Seadrift, Texas, (“Seadrift”) initiated a sequenced site shutdown necessary to repair an onsite underground water leak. The site primarily produces polyethylene, ethylene oxide, ethylene glycol, glycol ethers and plastics used in wire and cable applications. While repairs were ongoing, the site was able to resume production of plastics used in wire and cable applications in October 2023 followed by ethanolamines and glycol ethers and limited production of polyethylene and polyethylene catalyst in November 2023. Full operating capacity, including production of remaining products, was restored in December 2023.

U.S. Gulf Coast Infrastructure Assets
As part of the Corporation's and TDCC's application of a best-owner mindset when reviewing non-product producing assets and to allow UCC and TDCC to have more visibility into the operations and economics of such assets, on November 1, 2023, UCC and certain other TDCC subsidiaries contributed certain production supporting infrastructure assets on the U.S. Gulf Coast (which are not product-producing assets themselves) to a TDCC subsidiary that will manage the contributed assets ("TDCC Infrastructure Subsidiary") in exchange for a membership interest ("Common Control Membership Interest") in the TDCC Infrastructure Subsidiary. The carrying value of net assets contributed by UCC was $389 million. In connection with this contribution, TDCC and UCC entered into various agreements, designating UCC to receive or provide certain site services as defined under the agreements. Such agreements were designed to ensure the continuation of services to support UCC's existing operations. UCC recognized equity earnings of $10 million in the fourth quarter of 2023 related to this investment.

On December 1, 2023, the Corporation sold its Common Control Membership Interest to another TDCC subsidiary in exchange for a $1,543 million term loan receivable, which bears interest based on alternative reference rates and matures on December 1, 2043. This transaction was accounted for as a transfer between entities under common control, which resulted in an increase to additional paid in capital of $893 million, net of tax of $251 million.

RESULTS OF OPERATIONS
Net Sales
Total net sales for 2023 were $4,296 million, compared with total net sales of $5,449 million in 2022, a decrease of 21 percent. Net sales to related companies, principally to TDCC, were $4,149 million for 2023, compared with $5,258 million for 2022, a decrease of 21 percent. Selling prices to TDCC are determined in accordance with the terms of an agreement between UCC and TDCC.

Average selling price decreased 18 percent in 2023 compared with 2022. Price decreased across almost all product lines in response to lower raw material and feedstock costs, with the most significant price decreases in polyethylene, oxo alcohols, ethanolamines and acrylic monomers. Volume decreased 3 percent in 2023 compared with 2022, due to lower volume in surfactants, glycol ethers and plastics used for wire and cable applications, which were negatively impacted by various factors, including the temporary unplanned site shutdown at Seadrift in the fourth quarter of 2023; and internal and external raw material supply limitations, including impacts from the July 2023 explosion and fire at TDCC's Louisiana Operations Glycol-2 unit in Plaquemine, Louisiana. These decreases more than offset higher volume in polyethylene, resulting from strengthening demand, and volume improvements for acrylic monomers compared with 2022, when unplanned downtime negatively impacted production.

Cost of Sales
Cost of sales in 2023 was $3,804 million, down 17 percent from $4,586 million in 2022. The decrease in cost of sales was driven by lower raw material, feedstock and energy costs on lower volume and the impact of structural cost improvements, partially offset by spending for large, planned maintenance turnaround projects at the Corporation's manufacturing site in St. Charles, Louisiana, and costs for site services provided by the TDCC Infrastructure Subsidiary. In addition to higher raw material, feedstock and energy costs, cost of sales in 2022 was negatively impacted by environmental charges of $37 million in the first quarter of 2022, resulting from updated remediation estimates and scope changes on existing matters and positively impacted by third party insurance recoveries related to covered losses resulting from severe weather events on the U.S. Gulf Coast in 2021, which were facilitated by TDCC through its global insurance program. Cost of sales as a percentage of total net sales increased to 88.5 percent in 2023 compared with 84.2 percent in 2022, primarily due to lower selling prices, partially offset by lower raw material, feedstock and energy costs and the impact of structural cost improvements.

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

Sundry income (expense) – net for 2023 was expense of $25 million compared with $53 million in 2022. The decrease in expense from 2022 was primarily due to a $206 million gain on the sale of a portion of the Corporation's ownership interest in a TDCC joint venture to a TDCC subsidiary and equity earnings of $10 million from the Corporation's investment in the TDCC Infrastructure Subsidiary, partially offset by a pension settlement charge of $149 million resulting from the transfer of certain plan obligations to an insurance company through the purchase of a nonparticipating group annuity contract and lower net non-operating pension and other postretirement benefit plan credits in 2023. See Notes 5, 15 and 17 to the Consolidated Financial Statements for additional information.

Interest Income
Interest income for 2023 was $49 million, compared with $18 million in 2022. The increase in interest income primarily resulted from significant increases in interest rates on the balance of the Corporation's revolving note receivable from TDCC and interest earned on a $1,543 million term loan receivable from a related party, received on December 1, 2023, in exchange for UCC's interest in a TDCC subsidiary that manages certain site infrastructure assets for UCC and TDCC on the U.S. Gulf Coast. See Note 17 to the Consolidated Financial Statements for additional information related to the Corporation's related party investment, cash management and loan activities.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $16 million in 2023 compared with $26 million in 2022, reflecting reduced interest expense resulting from the maturity and payment of long-term debt of $129 million in April 2023. See Note 11 to the Consolidated Financial Statements for additional information related to the Corporation's debt financing activities.

Provision for Income Taxes
The Corporation reported a tax provision of $73 million in 2023, which resulted in an overall effective tax rate of 16.1 percent. In 2022, the Corporation reported a tax provision of $172 million, which resulted in an overall effective tax rate of 22.5 percent. The tax rate for 2023 was favorably impacted by interest on accrued taxes receivable and a benefit related to the sale of a portion of its 50 percent ownership interest in a joint venture with TDCC. The underlying factors affecting UCC's overall effective tax rates are summarized in Note 6 to the Consolidated Financial Statements.

Net Income Attributable to UCC
The Corporation reported net income of $381 million in 2023, compared with net income of $594 million in 2022.

Capital Expenditures
Capital spending in 2023 was $274 million, compared with $143 million in 2022, as the Corporation increased investment in production assets and environmental protection projects, primarily on the U.S. Gulf Coast.

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

For additional information, see Part I, Item 3. Legal Proceedings; Asbestos-Related Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations; and Notes 1 and 12 to the Consolidated Financial Statements.

Environmental Matters
The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. At December 31, 2023, the Corporation had accrued obligations of $194 million for probable environmental remediation and restoration costs, including $37 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. For further discussion, see Environmental Matters in Notes 1 and 12 to the Consolidated Financial Statements.

Pension Plans and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could have been settled at December 31, 2023, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note 15 to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods. The Corporation's pension plans were frozen effective December 31, 2023, and therefore, participants will not accrue additional benefits for future service and compensation.

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

The Corporation determines the expected long-term rate of return on plan assets by performing a detailed analysis of key economic and market factors driving historical returns for each asset class and formulating a projected return based on factors in the current environment. Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads, and other valuation measures and market metrics. The expected long-term rate of return for each asset class is then weighted based on the strategic asset allocation approved by the governing body for each plan. The Corporation's historical experience with the pension fund asset performance is also considered. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2023 and 2022 was 6.80 percent. The weighted-average assumption to be used for determining 2024 net periodic pension expense is 6.40 percent. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Corporation's pension plans.

The discount rates utilized to measure the pension and other postretirement benefit obligations are based on the yield on high-quality corporate fixed income investments at the measurement date. Future expected actuarially determined cash flows for the plans are individually discounted at the spot rates under the Willis Towers Watson U.S. RATE:Link 60-90 corporate yield curve (based on 60th to 90th percentile high-quality corporate bond yields) to arrive at the plan’s obligations as of the measurement date. The weighted-average discount rate utilized to measure pension obligations was 5.25 percent at December 31, 2023 and 5.60 percent at December 31, 2022.

The value of the Corporation's qualified plans' assets totaled $2.4 billion at December 31, 2023, a decrease from $2.7 billion at December 31, 2022. The net underfunded status of the Corporation's qualified plans increased by $83 million at December 31, 2023, compared with December 31, 2022. The Corporation did not make contributions to the qualified plans in 2023. The Corporation uses a generational mortality table to determine the duration of its pension and other postretirement obligations.

The Corporation bases the determination of pension expense on a market-related valuation of plan assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2023, $429 million of net losses remain to be recognized in the calculation of the market-related value of plan assets. These net losses will result in increases in future pension expense as they are recognized in the market-related value of assets.

The net decrease in the market-related value of assets due to the recognition of prior losses is presented in the following table:

Net Decrease in Market-Related Asset Value Due to Recognition of Prior Losses
In millions
2024	$122
2025	148
2026	151
2027	8
Total	$429

Exclusive of a one-time settlement charge in 2023, resulting from the transfer of certain plan obligations to an insurance company through the purchase of a nonparticipating group annuity contract, the Corporation expects pension expense to decrease in 2024 by approximately $8 million. The decrease is primarily due to the freeze of pension benefits, effective December 31, 2023, and other de-risking activities, partially offset by discount rate decreases.

A 25 basis point increase or decrease in the long-term return on assets assumption would change the Corporation's total pension expense by $7 million for 2024. A 25 basis point increase or decrease in the discount rate assumption would change the Corporation's total pension expense by $1 million for 2024.

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

At December 31, 2023, the Corporation had a net deferred tax asset balance of $257 million, after valuation allowances of $11 million. In evaluating the ability to realize the deferred tax assets, the Corporation relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

The Corporation recognizes the financial statement effects of an uncertain tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. At December 31, 2023, the Corporation had a liability for uncertain tax positions of $8 million. For additional information, see Note 6 to the Consolidated Financial Statements.

Environmental Matters
Environmental Policies
The Corporation is committed to world-class environmental, health and safety ("EH&S") performance, as demonstrated by a long-standing commitment to the American Chemistry Council's Responsible Care® program, as well as a strong commitment to Dow's 2025 Sustainability Goals and Dow's drive to deliver against its targets around a circular economy and climate protection. These goals and targets set the standard for sustainability in the chemical industry, focusing on improvements in UCC's local corporate citizenship and product stewardship, and by actively pursuing methods to reduce the Corporation's environmental impact.

To help meet Dow’s public commitments, as well as the stringent laws and government regulations related to environmental protection and remediation to which its global operations are subject, UCC has well-defined policies, requirements and management systems. Dow's EH&S management system ("EMS") defines the "who, what, when and how" needed for the Corporation to implement Dow's policies and requirements and meet performance objectives, leadership expectations and public commitments. To ensure effective utilization, Dow's EMS is integrated into a company-wide management system for EH&S, Operations, Quality and Human Resources.

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

Chemical Security
Public and political attention continues to be placed on the protection of U.S. critical infrastructure, including the chemical industry, from security threats. Sabotage, terrorism, war, natural disasters and cybersecurity incidents have increased global concerns about the security and safety of chemical production and distribution. UCC continues to improve its security plans, placing emphasis on the safety of UCC communities and people by being prepared to meet risks at any level and to address both internal and external identifiable risks. UCC's security plans are designed to avert interruptions of normal business operations that could have a material impact on the Corporation's results of operations, financial condition and cash flows.

UCC is a Responsible Care® company and adheres to the Responsible Care® Security Code ("Security Code"), which requires that all aspects of security - including facility, transportation and cyberspace - be assessed and gaps addressed. Through global implementation of the Security Code, including voluntary security enhancements and upgrades, UCC has permanently heightened its level of security - not just in the United States, but worldwide. Further, the Corporation’s Distribution Risk Review process addresses potential threats in all modes of transportation across the supply chain. In 2019, Dow Inc. established its Global Security Operations Center ("GSOC") to provide 24-hour/day, 365-day/year real-time monitoring of global risks to Dow Inc. assets and people, which includes UCC assets and people. The GSOC employs state-of-the-art social media monitoring, threat reporting and geo-fencing capabilities to analyze global risks and report those risks, facilitating decision-making and actions to prevent Dow Inc. and UCC crises.

To reduce vulnerabilities, UCC maintains security measures that meet or exceed regulatory and industry security standards in all areas in which UCC operates. Assessment and improvement costs are not considered material to the Corporation's consolidated financial statements.

Climate Protection
Evaluation of climate-related risks and opportunities continues to be a catalyst for the development of Dow’s Decarbonize & Grow strategy (Dow’s climate transition plan), its water-intensity goal and its Valuing Nature goal. Dow's science-based strategy includes a phased approach to decarbonize while meeting growing demand for Dow's products and contributing to a low-carbon future through continued investment in new products, technologies and processes. In 2020, Dow announced commitments to reduce its net annual Scope 1 and 2 CO2 equivalent ("CO2e") emissions by an additional 5 million metric tons by 2030 versus its 2020 baseline, a 15 percent reduction versus 2020 and a 30 percent reduction in greenhouse gas emissions since 2005. Additionally, Dow announced its intention to be carbon neutral by 2050 (Scope 1+2+3, as defined by the Greenhouse Gas Protocol Corporate Accounting and Reporting Standard, plus product benefits). In 2021, Dow outlined a path to decarbonize its production processes (Scope 1 and 2 CO2e emissions), utilizing a phased approach in which end-of-life capacity is replaced with higher-efficiency, lower greenhouse gas emitting assets. Reflecting Dow's focus to make meaningful progress in the near term, Dow intends to reduce its CO2e emissions by approximately 2 million metric tons by 2025 versus its 2020 baseline while growing underlying earnings and plans to build the world's first net-zero Scope 1 and 2 CO2e emissions integrated ethylene cracker and derivatives facility in Alberta, Canada, which is expected to add approximately 1,885 KTA of ethylene and polyethylene capacity by 2029. Dow is also committed to advancing water stewardship within its operations and to working collaboratively to enhance water management at the watershed level. As part of this commitment, Dow has set a global target to reduce freshwater intake intensity by 20 percent at six key water-stressed sites by 2025. Additionally, Dow has implemented a robust process to quantify the value of products and projects that are better for nature, including nature-based solutions.

Despite these commitments, climate change-related risks and uncertainties, legal or regulatory responses to climate change, and failure to meet climate change commitments could negatively impact UCC’s results of operations, financial condition and/or reputation. Climate-related risks include both physical and transition risks.

Physical Risks
Climate-related physical risks include more frequent severe weather events, potential changes in precipitation patterns, water scarcity and extreme variability in weather patterns, which can disrupt the operations of Dow and the Corporation, as well as those of its customers, partners and vendors.

To evaluate physical risks, Dow partnered with S&P Global Trucost (“Trucost”) to assess Dow’s exposure to physical risks based on the geographic location of its manufacturing operations. The risks assessed included water stress, flood, heat waves, cold waves, hurricanes, wildfires and sea level rise. The analysis included an assessment of the physical risks using a baseline year of 2020 with time periods for medium- (year 2030) and long-term (year 2050) using the Intergovernmental Panel on Climate Change representative concentration pathways. These pathways represent varying degrees of global atmospheric greenhouse gas concentrations (low, medium and high), and thus different expectations on global temperature rise. Results will be incorporated into Dow’s long-term assessments of its manufacturing sites, which is a key input into Dow’s and UCC's capital approval process.

Transition Risks
Climate-related transition risks include the availability, development and affordability of lower greenhouse gas emissions technology, the effects of CO2e pricing and changes in public sentiment, regulations, taxes, public mandates or requirements as they relate to CO2e, water or land use.

Climate-related risks, including both physical and transition risks, are assessed by Dow with input from internal and external sources including corporate, business, function and geographic leaders; subject matter experts; investors; and other stakeholders. The evaluation of climate-related risks and opportunities is integrated into Dow's annual company-wide risk management process, known as enterprise risk management (“ERM”). ERM identifies significant or major risks to Dow and develops action plans to modify or mitigate risks.

Every few years, Dow also utilizes a robust scenario analysis to assess the long-term materiality and impact of climate-related risks and opportunities. Scenario analysis is used to challenge business-as-usual assumptions and strengthen the resiliency of Dow’s Decarbonize & Grow strategy. Scenarios are used to evaluate both physical and transition risk and are particularly useful in evaluating the potential and impact of emerging risks.

Advancing a Circular Economy
Dow is committed to turning the tide on plastic waste and meeting customers’ increasing demands for more sustainable and circular products through Dow's materials science expertise and its investments in circular innovations and partnerships – from designing for recyclability at the beginning of a product’s life to building materials ecosystems that will help turn plastic waste into a valuable resource that can be used to create new products. Dow is working to advance circularity for its key materials and, to this end, is working to deliver on its enterprise target to Transform the Waste, which entails transforming plastic waste and other forms of feedstocks to deliver 3 million metric tons of circular and renewable solutions annually by 2030. To reach the target, Dow is collaborating with other stakeholders across value chains to build materials ecosystems to collect, reuse or recycle plastic waste. This, in turn, will enable Dow to return more plastic waste into the circular system, and scale production of circular and low-carbon emissions solutions.

In support of, and in collaboration with, value chain partners and customers, Dow is aligning its innovation and application development programs so its products are recycle-ready at the outset or enable circularity in customers’ products and processes. Designing for circularity at the molecular level expands the possibilities for recycling across a variety of applications, and ultimately lessens the environmental impact of Dow's customers’ products. UCC will continue to work with Dow and its subsidiaries and partners to help provide solutions for this global issue.

Developing Safer Materials
How Dow and UCC manufacture, distribute and enable the proper use and disposal of their products can have a large and meaningful impact on the environment. Dow’s vision is a future where every material it brings to market is sustainable for people and the planet. Dow is working to deliver that sustainable future through its materials science expertise and collaboration with its customers. By constantly innovating how it sources, manufactures and delivers material solutions, Dow helps customers achieve their goals and create a better tomorrow. Dow has an impact on safer materials directly through the manufacture and delivery of solutions and indirectly through the chemicals that are sourced.

Dow is committed to demonstrating the value of chemistry and materials science to society and improving the way the world understands and considers science in decision-making to maximize benefits to businesses, society and the planet. Through Dow’s 2025 Safe Materials for a Sustainable Planet goal, Dow has made progress toward this vision by innovating sustainable materials of tomorrow, leading candid conversations about product safety and committing to the advancement of open and transparent chemistry with value chain partners, customers and the public. As a subsidiary producer of Dow products, UCC will continue to be a key partner in advancing Dow's progress towards achieving this goal.

Environmental Remediation
UCC accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note 1 to the Consolidated Financial Statements. To assess the impact on the consolidated financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had an accrued liability of $157 million at December 31, 2023 and $147 million at December 31, 2022, related to the remediation of current or former UCC-owned sites.

In addition to current and former UCC-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as "Superfund Law"), UCC is liable for remediation of other hazardous waste sites where UCC allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Because Superfund Law imposes joint and several liability upon each party at a site, UCC has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties ("PRPs") at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management's estimate of the Corporation's remaining liability for the remediation of Superfund sites was $37 million at December 31, 2023 and $36 million at December 31, 2022, which has been accrued, although the ultimate cost with respect to these sites could exceed that amount. The Corporation has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites	UCC-owned Sites [1]		Superfund Sites [2]
	2023	2022	2023	2022
Number of sites at Jan 1	26	26	61	66
Sites added during year	—	—	3	—
Sites closed during year	(1)	—	(1)	(5)
Number of sites at Dec 31	25	26	63	61
1.UCC-owned sites are sites currently or formerly owned by UCC. In the United States, remediation obligations are imposed by the Resource Conservation and Recovery Act or analogous state law.
2.Superfund sites are sites, including sites not owned by UCC, where remediation obligations are imposed by Superfund Law.

In total, the Corporation's accrued liability for probable environmental remediation and restoration costs was $194 million at December 31, 2023, compared with $183 million at December 31, 2022. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation's management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation's results of operations, financial condition and cash flows.

The amounts charged to income on a pretax basis related to environmental remediation totaled $44 million in 2023, $72 million in 2022 and $47 million in 2021. The amounts charged to income on a pretax basis related to operating the Corporation's pollution abatement facilities, excluding internal recharges, totaled $106 million in 2023, $119 million in 2022 and $101 million in 2021. Capital expenditures for environmental protection were $47 million in 2023, $38 million in 2022 and $8 million in 2021. The Corporation is in the process of installing additional air pollution control and monitoring technology on its steam-assisted flares at its olefins manufacturing facility in St. Charles, Louisiana. These installations are expected to be substantially complete by the end of 2024 and result in additional capital expenditures of approximately $18 million.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2023	2022	2021
Claims unresolved at Jan 1	6,873	8,747	9,126
Claims filed	4,199	4,664	4,233
Claims settled, dismissed or otherwise resolved	(4,705)	(6,538)	(4,612)
Claims unresolved at Dec 31	6,367	6,873	8,747
Claimants with claims against both UCC and Amchem	(1,236)	(1,530)	(2,139)
Individual claimants at Dec 31	5,131	5,343	6,608

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

For additional information, see Part I, Item 3. Legal Proceedings and Asbestos-Related Matters in Notes 1 and 12 to the Consolidated Financial Statements.

Debt Covenants and Default Provisions
The Corporation's outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation's size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at December 31, 2023.

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

UCC uses value-at-risk ("VAR"), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Corporation is a variance/covariance model. This model uses a 97.5 percent confidence level and includes at least one year of historical data. The 2023 and 2022 year-end and average daily VAR for the aggregate of all positions are shown below:

Total Daily VAR at Dec 31	2023		2022
In millions	Year-end	Average	Year-end	Average
Interest rate	$3	$4	$5	$4

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of Union Carbide Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Union Carbide Corporation and subsidiaries (the "Corporation") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Asbestos - Refer to Notes 1 and 12 to the Financial Statements

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

/s/ DELOITTE & TOUCHE LLP
Midland, Michigan
January 31, 2024

We have served as the Corporation's auditor since 2001.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

(In millions) For the years ended Dec 31,	2023	2022	2021
Net trade sales	$147	$191	$154
Net sales to related companies	4,149	5,258	4,951
Total net sales	4,296	5,449	5,105
Cost of sales	3,804	4,586	4,463
Research and development expenses	22	26	25
Selling, general and administrative expenses	10	10	9
Restructuring and asset related charges - net	14	—	1
Sundry income (expense) - net	(25)	(53)	(53)
Interest income	49	18	2
Interest expense and amortization of debt discount	16	26	27
Income before income taxes	454	766	529
Provision for income taxes	73	172	154
Net income attributable to Union Carbide Corporation	$381	$594	$375
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For the years ended Dec 31,	2023	2022	2021
Net income attributable to Union Carbide Corporation	$381	$594	$375
Other comprehensive income (loss), net of tax
Cumulative translation adjustments	1	(1)	2
Pension and other postretirement benefit plans	58	150	217
Total other comprehensive income	59	149	219
Comprehensive income attributable to Union Carbide Corporation	$440	$743	$594
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

(In millions, except share amounts) At Dec 31,	2023	2022
Assets
Current Assets
Cash and cash equivalents	$11	$10
Accounts receivable:
Trade (net of allowance for doubtful receivables 2023: $—; 2022: $—)	16	40
Related companies	700	766
Other	14	24
Income taxes receivable	238	211
Notes receivable from related companies	799	958
Inventories	227	256
Other current assets	36	38
Total current assets	2,041	2,303
Investments
Investments in related companies	237	237
Other investments	15	23
Noncurrent receivables	99	91
Noncurrent receivables from related companies	1,598	61
Total investments	1,949	412
Property
Property	5,406	7,104
Less accumulated depreciation	4,512	5,922
Net property	894	1,182
Other Assets
Intangible assets (net of accumulated amortization 2023: $93; 2022: $100)	7	9
Operating lease right-of-use assets	85	107
Deferred income tax assets	257	239
Deferred charges and other assets	39	37
Total other assets	388	392
Total Assets	$5,272	$4,289
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$68	$51
Notes payable - other	1	4
Long-term debt due within one year	1	132
Accounts payable:
Trade	286	284
Related companies	420	411
Other	12	16
Operating lease liabilities - current	17	21
Income taxes payable	30	33
Asbestos-related liabilities - current	80	90
Accrued and other current liabilities	116	145
Total current liabilities	1,031	1,187
Long-Term Debt	259	262
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	395	298
Asbestos-related liabilities - noncurrent	787	857
Operating lease liabilities - noncurrent	68	87
Other noncurrent obligations	567	254
Total other noncurrent liabilities	1,817	1,496
Stockholders' Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	1,034	141
Retained earnings	2,474	2,605
Accumulated other comprehensive loss	(1,343)	(1,402)
Union Carbide Corporation's stockholders' equity	2,165	1,344
Total Liabilities and Equity	$5,272	$4,289
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended Dec 31,	2023	2022	2021
Operating Activities
Net income attributable to Union Carbide Corporation	$381	$594	$375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170	199	202
Provision (credit) for deferred income tax	(18)	5	140
Net gain on sales of property and investments	(1)	(3)	(6)
Net gain on sale of ownership interest in related party	(206)	—	—
Restructuring and asset related charges - net	14	—	1
Net periodic pension benefit cost (credit)	184	9	(5)
Pension contributions	(2)	(3)	(549)
Other, net	—	—	11
Changes in assets and liabilities:
Accounts and notes receivable	31	14	(22)
Related company receivables	225	658	(24)
Inventories	22	(6)	(48)
Accounts payable	4	(89)	132
Related company payables	26	(190)	210
Asbestos-related payments	(80)	(69)	(82)
Other assets and liabilities	(52)	75	71
Cash provided by operating activities	698	1,194	406
Investing Activities
Capital expenditures	(274)	(143)	(121)
Proceeds from sale of ownership interest in related party	206	—	—
Change in noncurrent receivable from related company	6	7	(2)
Proceeds from sales of property and investments	12	3	7
Cash used for investing activities	(50)	(133)	(116)
Financing Activities
Dividends paid to parent	(512)	(1,063)	(288)
Changes in short-term notes payable	(3)	4	—
Payments on long-term debt	(132)	(3)	(2)
Cash used for financing activities	(647)	(1,062)	(290)
Summary
Increase (decrease) in cash and cash equivalents	1	(1)	—
Cash and cash equivalents at beginning of year	10	11	11
Cash and cash equivalents at end of year	$11	$10	$11
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

(In millions) For the years ended Dec 31,	2023	2022	2021
Common Stock
Balance at beginning and end of period	$—	$—	$—
Additional Paid-in Capital
Balance at beginning and end of period	141	141	141
Common control transaction (Note 17)	893	—	—
Balance at end of period	1,034	141	141
Retained Earnings
Balance at beginning of period	2,605	3,074	2,987
Net income attributable to Union Carbide Corporation	381	594	375
Dividends declared	(512)	(1,063)	(288)
Balance at end of period	2,474	2,605	3,074
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,402)	(1,551)	(1,770)
Other comprehensive income	59	149	219
Balance at end of period	(1,343)	(1,402)	(1,551)
Union Carbide Corporation's Stockholder's Equity	$2,165	$1,344	$1,664
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

TDCC conducts its worldwide operations through global businesses. The Corporation’s business activities comprise components of TDCC’s global businesses rather than stand-alone operations. Because there are no separate reportable business segments for UCC under the accounting guidance related to segment reporting and no detailed business information is provided to a chief operating decision maker ("CODM") regarding the Corporation’s stand-alone operations, the Corporation’s results are reported as a single operating segment.

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

Significant Accounting Policies
Asbestos-Related Matters
Accruals for asbestos-related matters, including defense and processing costs, are recorded based on an analysis of claim and resolution activity, defense spending and pending and future claims. These accruals are assessed at each balance sheet date to determine if the asbestos-related liability remains appropriate. Accruals for asbestos-related matters are included in the consolidated balance sheets in "Asbestos-related liabilities - current" and "Asbestos-related liabilities - noncurrent." See Note 12 for additional information.

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

Property
Land, buildings and equipment are carried at cost less accumulated depreciation or amortization. Property under finance lease agreements is carried at the present value of lease payments over the lease term less accumulated amortization. Depreciation is based on the estimated service lives of depreciable assets and is calculated using the straight-line method. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are disposed. In the case of disposals, assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income.

Impairment and Disposal of Long-Lived Assets
The Corporation evaluates long-lived assets (property, finite-lived intangible assets and lease right-of-use assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When undiscounted future cash flows are not expected to be sufficient to recover an asset's carrying amount, the asset is written down to its fair value based on bids received from third parties or a discounted cash flow analysis based on market participant assumptions.

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

Intangible Assets
Finite-lived intangible assets, such as developed technology and software, are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging primarily from 3 to 20 years.

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

Some leasing arrangements require variable payments that are dependent upon usage or output, or may vary for other reasons, such as insurance or tax payments. Variable lease payments are recognized as incurred and are not presented as part of the ROU asset or lease liability. See Note 13 for additional information.

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In 2023, the Corporation adopted the disclosure requirements of Accounting Standards Update ("ASU") 2022-04, "Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations," including early adoption of the requirement to disclose rollforward information on a prospective basis. The ASU, which is intended to enhance the transparency of supplier finance programs, requires buyers in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. See Note 5 for disclosures related to the Corporation's supplier finance program.

Accounting Guidance Issued But Not Adopted at December 31, 2023
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM, clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. Although the ASU only requires additional disclosures about the Corporation's operating segment, the Corporation is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. Although the ASU only modifies the Corporation's required income tax disclosures, the Corporation is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

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

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 17 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $31 million at December 31, 2023 ($33 million at December 31, 2022), of which $2 million ($2 million at December 31, 2022) was included in "Accrued and other current liabilities" and $29 million ($31 million at December 31, 2022) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

NOTE 4 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
2023 Restructuring Program
In the first quarter of 2023, the Corporation initiated restructuring actions to achieve its structural cost improvement initiatives in response to the continued economic impact from the global recessionary environment and to enhance its agility and long-term competitiveness across the economic cycle. The program includes workforce cost reductions and actions to rationalize the Corporation's manufacturing assets, which includes asset write-down and write-off charges. As a result of these actions, the Corporation recorded pretax restructuring charges of $14 million, included in "Restructuring and asset related charges - net" in the consolidated statements of income. The charges consisted of severance and related benefit costs of $12 million and asset write-downs and write-offs of $2 million. These actions are expected to be substantially complete by the end of 2024. The Corporation paid $10 million for severance and related benefit costs through December 31, 2023.

At December 31, 2023, a liability for severance and related benefit costs of $2 million was included in "Accrued and other current liabilities" in the consolidated balance sheets.

NOTE 5 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net
In millions	2023	2022	2021
General administrative and overhead type services and service fees [1]	$(72)	$(65)	$(63)
Net commission expense - related company [1]	(19)	(19)	(21)
Non-operating pension and other postretirement benefit plan net credits (costs) [2]	(144)	34	32
Gain on sale of ownership interest in related party [3]	206	—	—
Net gain on sales of property	1	3	6
Equity in earnings of nonconsolidated affiliate [1]	10	—	—
Other - net	(7)	(6)	(7)
Total sundry income (expense) - net	$(25)	$(53)	$(53)
1.See Note 17 for additional information.
2.The 2023 expense includes pretax pension settlement charges of $149 million related to the transfer of certain plan obligations to an insurance company. See Note 15 for additional information about the Corporation's pension and other postretirement benefit plans, including pension settlement charges.
3.The 2023 amount relates to the sale of a portion of the Corporation's ownership interest in Dow Technology Investments LLC. See Note 17 for additional information.

Supplier Finance Program
The Corporation is a party to a supply chain financing (“SCF”) program, facilitated by TDCC, which can be used in the ordinary course of business to extend payment terms with the Corporation's vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Corporation. The vendor receives payment from the financial intermediary, and the Corporation pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Corporation is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize TDCC's creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. Neither TDCC nor the Corporation provide guarantees related to the SCF program. At December 31, 2023, the Corporation's outstanding obligations confirmed as valid under the SCF program were $27 million ($29 million at December 31, 2022), included in “Accounts payable – Trade” in the consolidated balance sheets.

The following table summarizes the outstanding obligations confirmed as valid under the SCF program for the year ended December 31, 2023:

Supplier Finance Program Activity
In millions	2023
Confirmed obligations outstanding at Jan 1	$29
Invoices confirmed to financial intermediary	102
Confirmed invoices paid to financial intermediary	(104)
Confirmed obligations outstanding at Dec 31	$27

Supplemental Cash Flow Information
The following table shows cash paid (refunded) for interest and income taxes for the years ended December 31, 2023, 2022 and 2021:

Supplemental Cash Flow Information	2023	2022	2021
In millions
Cash paid (refunded) during year for:
Interest	$26	$31	$31
Income taxes	$102	$63	$(62)

NOTE 6 - INCOME TAXES

Geographic Allocation of Income and Provision for Income Taxes
In millions	2023	2022	2021
Income (loss) before income taxes
Domestic	$455	$767	$531
Foreign	(1)	(1)	(2)
Income before income taxes	$454	$766	$529
Current tax expense (benefit)
Federal	$96	$157	$(11)
State and local	(6)	9	5
Foreign	1	1	20
Total current tax expense	$91	$167	$14
Deferred tax expense (benefit)
Federal	$(19)	$(2)	$122
State and local	1	3	23
Foreign	—	4	(5)
Total deferred tax expense	$(18)	$5	$140
Provision for income taxes	$73	$172	$154
Net income	$381	$594	$375

Reconciliation to U.S. Statutory Rate	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Unrecognized tax benefits and related interest	(2.7)	(0.7)	3.0
State and local tax impact	(1.2)	1.7	5.3
Other - net	(1.0)	0.5	(0.2)
Effective Tax Rate	16.1%	22.5%	29.1%

Deferred Tax Balances at Dec 31	2023		2022
In millions	Assets	Liabilities	Assets	Liabilities
Property	$—	$123	$—	$154
Tax loss and credit carryforwards	11	—	26	—
Postretirement benefit obligations	92	—	72	—
Other accruals and reserves	270	—	293	3
Inventory	2	—	2	—
Other - net	16	—	18	—
Subtotal	$391	$123	$411	$157
Valuation allowances [1]	(11)	—	(15)	—
Total	$380	$123	$396	$157
1.Primarily related to the realization of recorded tax benefits on state tax loss carryforwards from operations in the United States.

Operating Loss and Tax Credit Carryforwards at Dec 31	2023	2022
In millions	Assets	Assets
Operating loss carryforwards
Expire within 5 years	$5	$8
Expire after 5 years or indefinite expiration	3	12
Total operating loss carryforwards	$8	$20
Tax credit carryforwards
Expire within 5 years	$2	$5
Expire after 5 years or indefinite expiration	1	1
Total tax credit carryforwards	$3	$6
Total tax loss and tax credit carryforwards	$11	$26

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested were zero at December 31, 2023 and December 31, 2022. Accordingly, there are no unrecognized deferred tax liabilities related to such earnings.

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

Under this method, in 2023, the U.S. Gulf Coast Infrastructure Assets transactions and sale of a portion of UCC's ownership interest in Dow Technology Investments LLC, as discussed in Note 17, resulted in the recognition of a $301 million tax payable, included in “Other noncurrent obligations” in the consolidated balance sheets.

The following table provides a reconciliation of the Corporation's unrecognized tax benefits:

Total Gross Unrecognized Tax Benefits
In millions	2023	2022	2021
Total unrecognized tax benefits at Jan 1	$8	$8	$1
Decreases related to positions taken on items from prior years	—	—	(1)
Increases related to positions taken on items from prior years	—	—	8
Total unrecognized tax benefits at Dec 31	$8	$8	$8
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$8	$8	$8
Total amount of interest and penalties (benefit) recognized in "Provision for income taxes"	$(12)	$(10)	$11
Total accrual for interest and penalties recognized in the consolidated balance sheets	$11	$10	$12

During 2021, the Corporation recorded an uncertain tax position related to a foreign jurisdiction.

The Corporation is currently under examination in a number of tax jurisdictions, including the U.S. federal and various state jurisdictions. The earliest open tax years are 2004 for state income taxes and 2007 for federal income taxes in the United States.

NOTE 7 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories at Dec 31
In millions	2023	2022
Finished goods	$189	$218
Work in process	30	37
Raw materials	60	76
Supplies	87	87
Total	$366	$418
Adjustment of inventories to the LIFO basis	(139)	(162)
Total inventories	$227	$256

Inventories valued on the LIFO basis, principally U.S. chemicals and plastics product inventories, represented 60 percent of the total inventories at December 31, 2023 and 65 percent of the total inventories at December 31, 2022.

NOTE 8 - PROPERTY
The following table provides a breakdown of property:

Property at Dec 31	Estimated Useful Lives (Years)
In millions		2023	2022
Land and land improvements	0-25	$68	$186
Buildings	5-50	259	403
Machinery and equipment	3-20	4,799	5,993
Other property	3-30	111	383
Construction in progress	—	169	139
Total property [1]		$5,406	$7,104
1.In 2023, Total property decreased $1.8 billion due to the Corporation's contribution of certain assets to the TDCC Infrastructure Subsidiary. See Note 17 for additional information.

The following table provides information regarding depreciation expense and capitalized interest:

In millions	2023	2022	2021
Depreciation expense	$146	$165	$167
Capitalized interest	$8	$5	$5

NOTE 9 - INVESTMENTS IN RELATED COMPANIES
The Corporation's ownership interests in related companies at December 31, 2023 and 2022 were as follows:

Investments in Related Companies at Dec 31	Ownership Interest		Investment Balance
In millions	2023	2022	2023	2022
Dow International Holdings Company	5%	5%	$232	$232
Dow Quimica Mexicana S.A. de C.V.	14%	14%	5	5
Total investments in related companies			$237	$237

NOTE 10 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation's intangible assets:

Intangible Assets at Dec 31	2023			2022
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$33	$(33)	$—	$33	$(33)	$—
Software[1]	67	(60)	7	76	(67)	9
Total intangible assets	$100	$(93)	$7	$109	$(100)	$9
1.In 2023, there was a $10 million decrease to the Gross Carrying Amount and Accumulated Amortization balances due to the Corporation's contribution of certain assets to the TDCC Infrastructure Subsidiary. See Note 17 for additional information.

The following table provides information regarding amortization expense:

Amortization Expense
In millions	2023	2022	2021
Software, included in "Cost of sales"	$3	$5	$6

Total estimated amortization expense for the next five fiscal years, including amounts expected to be capitalized, is as follows:

Estimated Amortization Expense for Next Five Years
In millions
2024	$2
2025	$2
2026	$1
2027	$1
2028	$1

NOTE 11 - NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable at Dec 31
In millions	2023	2022
Notes payable to related companies	$68	$51
Notes payable - other	1	4
Total notes payable	$69	$55
Year-end average interest rates	1.06%	1.02%

Long-Term Debt at Dec 31	2023 Average Rate	2023	2022 Average Rate	2022
In millions
Promissory notes and debentures:
Debentures due 2023	—%	$—	7.875%	$129
Debentures due 2025	6.79%	12	6.79%	12
Debentures due 2025	7.50%	113	7.50%	113
Debentures due 2096	7.75%	135	7.75%	135
Finance lease obligations [1]		3		7
Unamortized debt discount and issuance costs		(3)		(2)
Long-term debt due within one year		(1)		(132)
Total long-term debt		$259		$262
1.See Note 13 for additional information.

Maturities of Long-Term Debt for Next Five Years at Dec 31, 2023
In millions
2024	$1
2025	$126
2026	$1
2027	$—
2028	$—

2023 Activity
In 2023, the Corporation repaid $129 million of long-term debt at maturity.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At December 31, 2023, the Corporation had accrued obligations of $194 million for probable environmental remediation and restoration costs ($183 million at December 31, 2022), including $37 million for the remediation of Superfund sites ($36 million at December 31, 2022). This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation's management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation's results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability.

The following table summarizes the activity in the Corporation's accrued obligations for environmental matters for the years ended December 31, 2023 and 2022:

Accrued Liability for Environmental Matters
In millions	2023	2022
Balance at Jan 1	$183	$148
Accrual adjustment	49	78
Payments against reserve	(37)	(42)
Foreign currency impact	(1)	(1)
Balance at Dec 31	$194	$183

The amounts charged to income on a pretax basis related to environmental remediation totaled $44 million in 2023, $72 million in 2022 and $47 million in 2021. Capital expenditures for environmental protection were $47 million in 2023, $38 million in 2022 and $8 million in 2021.

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

In December 2021, Ankura stated that an update of its December 2020 study would not provide a more likely estimate of future events than the estimate reflected in that study and, therefore, the estimate in that study remained applicable. Based on the Corporation's internal review process and Ankura's response, the Corporation determined that no change to the accrual was required.

In December 2022, Ankura completed a study of the Corporation's historical asbestos claim and resolution activity through September 30, 2022, including asbestos-related defense and processing costs, and provided estimates for the undiscounted cost of disposing of pending and future claims against UCC and Amchem through the terminal year of 2049. Based on the study and the Corporation's internal review process, it was determined that no adjustment to the accrual was required. At December 31, 2022, the asbestos-related liability for pending and future claims against UCC and Amchem, including future asbestos-related defense and processing costs, was $947 million and approximately 23 percent of the recorded liability related to pending claims and approximately 77 percent related to future claims.

In December 2023, Ankura stated that an update of its December 2022 study would not provide a more likely estimate of future events than the estimate reflected in that study and, therefore, the estimate in that study remained applicable. Based on the Corporation's internal review process and Ankura's response, the Corporation determined that no adjustment to the accrual was required. At December 31, 2023, the asbestos-related liability for pending and future claims against UCC and Amchem, including future asbestos-related defense and processing costs, was $867 million, and approximately 25 percent of the recorded liability related to pending claims and approximately 75 percent related to future claims.

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

Purchase Commitments
The Corporation has outstanding purchase commitments and various commitments for take-or-pay or throughput agreements. The Corporation was not aware of any purchase commitments that were negotiated as part of a financing arrangement for the facilities that will provide the contracted goods or services or for the costs related to those goods or services at December 31, 2023 and 2022.

NOTE 13 - LEASES
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

The Corporation routinely leases product and utility production facilities, sales and administrative offices, warehouses and tanks for product storage, motor vehicles, railcars, office machines and equipment. Some leases contain renewal provisions, purchase options and escalation clauses. The terms for these leased assets vary depending on the lease agreement. These leased assets have remaining lease terms of up to 21 years. The Corporation's lease agreements do not contain any material residual value guarantees or restrictive covenants.

The components of lease cost for operating and finance leases for the years ended December 31, 2023, 2022 and 2021 were as follows:

Lease Cost	2023	2022	2021
In millions
Operating lease cost	$25	$25	$23
Short-term lease cost	41	31	28
Variable lease cost	25	19	39
Amortization of right-of-use assets - finance	3	3	3
Total lease cost	$94	$78	$93

The following table provides supplemental cash flow and other information related to leases:

Other Lease Information	2023	2022	2021
In millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$24	$25	$23
Financing cash flows for finance leases	$3	$3	$3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12	$2	$15
Finance leases	$2	$1	$5

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at December 31, 2023 and 2022:

Lease Position	Balance Sheet Classification	Dec 31, 2023	Dec 31, 2022
In millions
Assets
Operating lease assets	Operating lease right-of-use assets	$85	$107
Finance lease assets	Property	14	20
Finance lease amortization	Accumulated depreciation	(12)	(13)
Total lease assets		$87	$114
Liabilities
Current
Operating	Operating lease liabilities - current	$17	$21
Finance	Long-term debt due within one year	1	3
Noncurrent
Operating	Operating lease liabilities - noncurrent	68	87
Finance	Long-Term Debt	2	4
Total lease liabilities		$88	$115

The weighted-average remaining lease term and discount rate for leases recorded in the consolidated balance sheets at December 31, 2023 and 2022 are provided below:

Lease Term and Discount Rate	Dec 31, 2023	Dec 31, 2022
Weighted-average remaining lease term
Operating leases	6.7 years	6.3 years
Finance leases	3.8 years	2.5 years
Weighted-average discount rate
Operating leases	3.42%	3.43%
Finance leases	4.38%	2.33%

The following table provides the maturities of lease liabilities at December 31, 2023:

Maturities of Lease Liabilities	Dec 31, 2023
In millions	Operating Leases	Finance Leases
2024	$19	$1
2025	18	1
2026	17	1
2027	11	—
2028	10	—
2029 and thereafter	20	—
Total future undiscounted lease payments	$95	$3
Less: Imputed interest	10	—
Total present value of lease liabilities	$85	$3

At December 31, 2023, the Corporation had no additional leases for assets that have not yet commenced.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of AOCL for the years ended December 31, 2023, 2022 and 2021 were as follows:

Accumulated Other Comprehensive Loss	2023	2022	2021
In millions
Cumulative Translation Adjustment
Beginning balance	$(54)	$(53)	$(55)
Unrealized gains (losses) on foreign currency translation	1	—	2
(Gains) losses reclassified from AOCL to net income [1]	—	(1)	—
Other comprehensive income (loss), net of tax	1	(1)	2
Ending balance	$(53)	$(54)	$(53)
Pension and Other Postretirement Benefits
Beginning balance	$(1,348)	$(1,498)	$(1,715)
Gains (losses) arising during the period	(116)	96	180
Tax (expense) benefit	25	(22)	(43)
Net gains (losses) arising during the period	(91)	74	137
Amortization of net loss and prior service credit reclassified from AOCL to net income [2]	194	98	104
Tax expense (benefit) [3]	(45)	(22)	(24)
Net loss and prior service credit reclassified from AOCL to net income	149	76	80
Other comprehensive income (loss), net of tax	58	150	217
Ending balance	$(1,290)	$(1,348)	$(1,498)
Total AOCL ending balance	$(1,343)	$(1,402)	$(1,551)
1.Reclassified to "Sundry income (expense) - net."
2.These AOCL components are included in the computation of net periodic benefit cost (credit) of the Corporation's defined benefit pension and other postretirement benefit plans. See Note 15 for additional information.
3.Reclassified to "Provision for income taxes."

NOTE 15 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
Pension Plans
The Corporation has both funded and unfunded defined benefit plans in the United States, which covered substantially all U.S. employees through December 31, 2023. On March 4, 2021, TDCC announced changes to the design of its U.S. tax-qualified and non-qualified pension plans, including the plans of the Corporation (the “UCC Plans”). As a result, effective December 31, 2023, the Corporation froze the pensionable compensation and credited service amounts used to calculate pension benefits for substantially all employees who participated in the UCC Plans, except for certain employees subject to collective bargaining agreements, and impacted employees will not accrue additional benefits for future service and compensation. In connection with the plan amendments, the Corporation remeasured the UCC Plans effective February 28, 2021, which resulted in a pretax actuarial gain of $87 million, reflected in other comprehensive income and inclusive of a $14 million reduction in the projected benefit obligation resulting from the plan amendments, and a pretax curtailment gain of $7 million, recognized in the first quarter of 2021.

Separately, in the fourth quarter of 2023, certain of the Corporation’s tax-qualified pension plans purchased a nonparticipating group annuity contract from an insurance company, irrevocably transferring approximately $230 million of benefit obligations and $210 million of related plan assets to the insurers. This transaction did not require any cash funding from the Corporation and did not impact the pension benefits of participants. As a result of this transaction, the Corporation recognized a non-cash pretax settlement charge of $149 million in 2023, related to the accelerated recognition of a portion of the accumulated actuarial losses of the plan, recorded in “Sundry income (expense) – net” in the consolidated statements of income.

The Corporation's funding policy is to contribute to the plan when pension laws or economics either require or encourage funding. In 2023, UCC contributed $2 million to its pension plans, including contributions to fund benefit payments for its non-qualified supplemental plan. UCC expects to contribute approximately $2 million to its pension plans in 2024.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit cost are provided below:

Pension Plan Assumptions	Benefit Obligations at Dec 31		Net Periodic Benefit Cost for the Year Ended
	2023	2022	2023	2022	2021
Discount rate	5.25%	5.60%	5.72%	2.94%	2.86%
Interest crediting rate for applicable benefits	4.50%	4.50%	4.50%	4.50%	4.50%
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%	4.25%
Expected return on plan assets			6.80%	6.80%	6.80%

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

The Corporation funds most of the cost of these health care and life insurance benefits as incurred. In 2023, UCC did not make any contributions to its other postretirement benefit plan trust. Likewise, UCC does not expect to contribute assets to its other postretirement benefit plan trust in 2024.

The weighted-average assumptions used to determine other postretirement benefit plan obligations and net periodic benefit cost for the plan are provided in the following table:

Other Postretirement Benefit Plan Assumptions	Benefit Obligations at Dec 31		Net Periodic Benefit Cost for the Year Ended
	2023	2022	2023	2022	2021
Discount rate	5.20%	5.56%	5.56%	2.84%	2.34%
Health care cost trend rate assumed for next year	6.50%	6.57%	6.57%	6.50%	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate health care cost trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate health care cost trend rate	2033	2033	2033	2028	2028

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

Summarized information on the Corporation's pension and other postretirement benefit plans is as follows:

Change in Projected Benefit Obligations, Plan Assets and Funded Status for All Plans	Defined Benefit Pension Plans		Other Postretirement Benefit Plan
In millions	2023	2022	2023	2022
Change in projected benefit obligations:
Benefit obligations at beginning of year	$2,860	$3,940	$128	$174
Service cost	32	37	—	1
Interest cost	147	91	7	3
Actuarial changes in assumptions and experience	55	(826)	6	(48)
Benefits paid	(246)	(265)	(8)	(2)
Termination of benefits/settlement [1]	(211)	—	—	—
Acquisition/divestiture/other [2]	(4)	(117)	—	—
Benefit obligations at end of year	$2,633	$2,860	$133	$128

Change in plan assets:
Fair value of plan assets at beginning of year	$2,679	$3,611	$—	$—
Actual return on plan assets	146	(556)	—	—
Employer contributions	2	3	—	—
Asset transfers	(5)	(8)	—	—
Benefits paid	(246)	(265)	—	—
Settlement [3]	(211)	—	—	—
Other [4]	5	(106)	—	—
Fair value of plan assets at end of year	$2,370	$2,679	$—	$—

Funded status at end of year	$(263)	$(181)	$(133)	$(128)

Net amounts recognized in the consolidated balance sheets at Dec 31:
Deferred charges and other assets	$10	$—	$—	$—
Accrued and other current liabilities	(2)	(2)	(12)	(12)
Pension and other postretirement benefits - noncurrent	(271)	(179)	(121)	(116)
Net amount recognized	$(263)	$(181)	$(133)	$(128)

Pretax amounts recognized in accumulated other comprehensive loss at Dec 31:
Net loss (gain)	$1,752	$1,852	$(102)	$(124)
1.The 2023 impact primarily relates to the transfer of certain pension benefit obligations through the purchase of annuity contracts from an insurance company, triggering settlement accounting.
2.The 2022 impact primarily relates to the transfer of certain pension benefit obligations through the purchase of annuity contracts from an insurance company.
3.The 2023 impact primarily relates to the purchase of an annuity contract associated with the transfer of certain pension benefit obligations to an insurance company, triggering settlement accounting.
4.The 2022 impact primarily relates to the purchase of an annuity contract associated with the transfer of benefit obligations to an insurance company.

A significant component of the overall decrease in the Corporation's benefit obligation for the year ended December 31, 2023, was due to the irrevocable transfer of certain benefit obligations to a third-party insurance company, partially offset by the change in weighted-average discount rates, which decreased from 5.60 percent at December 31, 2022, to 5.25 percent at December 31, 2023. A significant component of the overall decrease in the Corporation's benefit obligation for the year ended December 31, 2022 was due to the change in weighted-average discount rates, which increased from 2.94 percent at December 31, 2021, to 5.60 percent at December 31, 2022.

The accumulated benefit obligation for all defined benefit pension plans was $2.6 billion at December 31, 2023, and $2.9 billion at December 31, 2022.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at Dec 31
In millions	2023	2022
Accumulated benefit obligations	$2,593	$2,859
Fair value of plan assets	$2,320	$2,679

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets at Dec 31	2023	2022
In millions
Projected benefit obligations	$2,593	$2,860
Fair value of plan assets	$2,320	$2,679

Net Periodic Benefit Cost (Credit) for All Plans for the Year Ended Dec 31	Defined Benefit Pension Plans			Other Postretirement Benefit Plan
In millions	2023	2022	2021	2023	2022	2021
Net Periodic Benefit Cost (Credit):
Service cost	$32	$37	$26	$—	$1	$1
Interest cost	147	91	80	7	3	3
Expected return on plan assets	(204)	(226)	(219)	—	—	—
Amortization of prior service credit	—	(1)	(1)	—	—	—
Amortization of net (gain) loss	60	108	116	(15)	(9)	(4)
Curtailment and settlement (gain) loss [1]	149	—	(7)	—	—	—
Net periodic benefit cost (credit)	$184	$9	$(5)	$(8)	$(5)	$—
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net (gain) loss	$109	$(47)	$(144)	$7	$(49)	$(36)
Amortization of prior service credit	—	1	1	—	—	—
Amortization of net gain (loss)	(60)	(108)	(116)	15	9	4
Curtailment and settlement gain (loss) [1]	(149)	—	7	—	—	—
Total recognized in other comprehensive (income) loss	$(100)	$(154)	$(252)	$22	$(40)	$(32)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$84	$(145)	$(257)	$14	$(45)	$(32)
1.The 2023 impact relates to the settlement of certain pension benefit obligations through the purchase of a nonparticipating group annuity contract from an insurer. The 2021 impact relates to the freeze of pensionable compensation and credited service amounts for employees that participate in the UCC Plans.

Net periodic benefit cost (credit), other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income. See Note 5 for additional information.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at Dec 31, 2023	Defined Benefit Pension Plans	Other Postretirement Benefit Plan
In millions
2024	$238	$13
2025	213	13
2026	210	13
2027	207	12
2028	203	12
2029 through 2033	945	51
Total	$2,016	$114

Plan Assets
Plan assets consist primarily of equity and fixed income securities of U.S. and foreign issuers, and include alternative investments, such as real estate, private equity and other absolute return strategies. Plan assets totaled $2.4 billion at December 31, 2023 and $2.7 billion at December 31, 2022 and included no directly held common stock of Dow Inc.

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

The weighted-average target allocation for plan assets of the Corporation's pension plan is summarized as follows:

Target Allocation for Plan Assets at Dec 31, 2023	Target Allocation
Asset Category
Equity securities	23%
Fixed income securities	45
Alternative investments	27
Other	5
Total	100%

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

The following table summarizes the bases used to measure the Corporation’s pension plan assets at fair value for the years ended December 31, 2023 and 2022:

Basis of Fair Value Measurements	Dec 31, 2023				Dec 31, 2022
In millions	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$203	$188	$15	$—	$224	$172	$52	$—
Equity securities:
U.S. equity securities	$239	$238	$1	$—	$288	$288	$—	$—
Non - U.S. equity securities	250	238	11	1	255	244	11	—
Total equity securities	$489	$476	$12	$1	$543	$532	$11	$—
Fixed income securities:
Debt - government-issued	$720	$—	$720	$—	$665	$1	$664	$—
Debt - corporate-issued	265	1	264	—	442	1	441	—
Debt - asset-backed	37	—	37	—	20	—	20	—
Total fixed income securities	$1,022	$1	$1,021	$—	$1,127	$2	$1,125	$—
Alternative investments:
Private markets	$—	$—	$—	$—	$2	$—	$—	$2
Derivatives - asset position	7	—	7	—	5	—	5	—
Derivatives - liability position	(13)	—	(13)	—	(16)	—	(16)	—
Total alternative investments	$(6)	$—	$(6)	$—	$(9)	$—	$(11)	$2
Other investments	$1	$1	$—	$—	$3	$2	$1	$—
Subtotal	$1,709	$666	$1,042	$1	$1,888	$708	$1,178	$2
Investments measured at net asset value:
Hedge funds	$125				$142
Private markets	344				411
Real estate	199				240
Total investments measured at net asset value	$668				$793
Items to reconcile to fair value of plan assets:
Pension trust receivables [1]	$7				$4
Pension trust payables [2]	(14)				(6)
Total	$2,370				$2,679
1.Primarily receivables for investment securities sold.
2.Primarily payables for investment securities purchased.

The following table summarizes the changes in fair value of Level 3 pension plan assets for the years ended December 31, 2023 and 2022:

Fair Value Measurement of Level 3 Pension Plan Assets	Equity Securities	Alternative Investments	Total
In millions
Balance at Jan 1, 2022	$1	$2	$3
Actual return on plan assets:
Relating to assets held at Dec 31, 2022	(1)	(2)	(3)
Purchases, sales and settlements	—	2	2
Balance at Dec 31, 2022	$—	$2	$2
Actual return on plan assets:
Relating to assets held at Dec 31, 2023	1	(2)	(1)
Balance at Dec 31, 2023	$1	$—	$1

Defined Contribution Plans
In addition to the qualified defined benefit pension plan, U.S. employees may participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Corporation. Expense recognized for all defined contribution plans was $12 million in 2023, $12 million in 2022 and $8 million in 2021.

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

NOTE 16 - FAIR VALUE MEASUREMENTS
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

Assets that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset. For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. There were no transfers between Levels 1 and 2 in the years ended December 31, 2023 and 2022.

The following table summarizes the fair value of the Corporation's financial instruments at December 31, 2023 and 2022:

Fair Value of Financial Instruments	2023				2022
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$10	$—	$—	$10	$10	$—	$—	$10
Long-term debt including debt due within one year	$(260)	$—	$(47)	$(307)	$(394)	$—	$(29)	$(423)
1.Money market fund is included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

Cost approximates fair value for all other financial instruments.

Fair Value Measurements on a Nonrecurring Basis
In 2023, as part of the 2023 Restructuring Program, the Corporation rationalized its manufacturing assets to achieve its structural cost improvement initiatives. The manufacturing assets associated with this plan, classified as Level 3 measurements and valued using unobservable inputs, were written down to zero and the Corporation recorded an impairment charge of $2 million, which was included in "Restructuring and asset related charges - net" in the consolidated statements of income.

NOTE 17 - RELATED PARTY TRANSACTIONS
U.S. Gulf Coast Infrastructure Assets
As part of the Corporation's and TDCC's application of a best-owner mindset when reviewing non-product producing assets and to allow UCC and TDCC to have more visibility into the operations and economics of such assets, on November 1, 2023, UCC and certain other TDCC subsidiaries contributed certain production supporting infrastructure assets on the U.S. Gulf Coast (which are not product-producing assets themselves) to a TDCC subsidiary that will manage the contributed assets ("TDCC Infrastructure Subsidiary") in exchange for a membership interest ("Common Control Membership Interest") in the TDCC Infrastructure Subsidiary. The carrying value of net assets contributed by UCC was $389 million. In connection with this contribution, TDCC and UCC entered into various agreements, designating UCC to receive or provide certain site services as defined under the agreements. Such agreements were designed to ensure the continuation of services to support UCC's existing operations. UCC recognized equity earnings of $10 million in the fourth quarter of 2023 related to this investment, recorded in "Sundry income (expense) - net" in the consolidated statements of income.

On December 1, 2023, UCC sold its Common Control Membership Interest to another TDCC subsidiary in exchange for a $1,543 million term loan receivable, recorded in "Noncurrent receivables from related companies" in the consolidated balance sheets. This loan bears interest based on alternative reference rates and matures on December 1, 2043. This transaction was accounted for as a transfer between entities under common control, which resulted in an increase to additional paid in capital of $893 million, net of tax of $251 million, and recorded in "Additional Paid-in Capital" in the consolidated statements of equity.

Sale of Ownership Interest in Dow Technology Investments LLC ("DTIL")
In December 2023, the Corporation sold a portion of its 50 percent ownership interest in DTIL, which has no carrying value, to its joint venture partner, Dow Global Technologies LLC, a TDCC subsidiary, thereby reducing UCC's ownership interest in DTIL to 0.5 percent. As part of this transaction, the Corporation received cash proceeds and recognized a pretax gain of $206 million, recorded in "Sundry income (expense) - net" in the consolidated statements of income.

The Corporation evaluated the divestment of the infrastructure assets on the U.S. Gulf Coast and the sale of a portion of its ownership interest in DTIL and determined they did not represent strategic shifts that had a major effect on the Corporation’s operations and financial results and did not qualify as an individually significant component of the Corporation. As a result, the transactions are not reported as discontinued operations.

Product and Services Agreements
The Corporation sells its products to TDCC to simplify the customer interface process. Products are sold to and purchased from TDCC at prices determined in accordance with the terms of an agreement between UCC and TDCC. After each quarter, the Corporation and TDCC analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities, raw materials, pipeline, storage and site services through TDCC and the TDCC Infrastructure Subsidiary and pays commissions and service fees based on the services, volume and type of commodities and raw materials purchased.

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

The following table summarizes UCC’s transactions with TDCC and a TDCC subsidiary related to product and services agreements for the years ended December 31, 2023, 2022 and 2021:

Product and Services Agreements Transactions	2023	2022	2021	Income Statement
In millions				Classification
Commodity and raw materials purchases [1]	$1,078	$1,909	$1,915	Cost of sales
Commission expense	$19	$19	$21	Sundry income (expense) - net
General administrative and overhead type services and service fee [2]	$72	$65	$63	Sundry income (expense) - net
Activity-based costs [2]	$158	$89	$74	Cost of sales
1.Period-end balances on hand are included in inventory. The 2023 decrease in purchase costs was primarily due to lower feedstock and energy costs on lower production.
2.The 2023 increase was due to changes in cost flows and the cost of site infrastructure services resulting from UCC's divestment of certain non-product producing infrastructure assets to another TDCC subsidiary in the fourth quarter of 2023.

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

The Corporation incurred asset losses and other costs and experienced lost sales and margins due to severe weather events that impacted the U.S. Gulf Coast in 2021. These costs and losses are covered, in part, by an insurance program purchased by TDCC from its insurance affiliate. In December 2021, the Corporation recorded an insurance recovery of $114 million from TDCC for the Corporation’s share of covered losses and incurred costs, included in "Cost of sales" in the consolidated statements of income. Proceeds from this insurance recovery were received in 2022.

Tax Sharing Agreement
In accordance with the Tax Sharing Agreement between the Corporation and TDCC, the Corporation makes payments to TDCC to cover the Corporation's estimated federal tax liability; payments were $113 million in 2023, $155 million in 2022 and $42 million in 2021.

Cash Management
As part of TDCC’s cash management process, UCC is a party to a revolving loan with TDCC that matures December 30, 2024 and has interest rates based on alternative reference rates, effective January 1, 2022, and based on LIBOR (London Interbank Offered Rate) in prior periods. At December 31, 2023, the Corporation had a note receivable of $799 million ($958 million at December 31, 2022) from TDCC under this agreement. The Corporation may draw from this note in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under this revolving loan agreement is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with TDCC that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion. TDCC may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. A related collateral agreement provides for the replacement of certain existing pledged assets, primarily equity interests in various subsidiaries and joint ventures, with cash collateral. At December 31, 2023, $948 million was available under the revolving credit agreement ($942 million at December 31, 2022). The cash collateral was reported as "Noncurrent receivables from related companies" in the consolidated balance sheets.

Dividends and Other Equity Transactions
On a quarterly basis, the Corporation's Board of Directors ("Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution.

The following table summarizes cash dividends declared and paid to TDCC for the years ended 2023, 2022 and 2021:

Cash Dividends Declared and Paid	2023	2022	2021
In millions
Cash dividends declared and paid	$512	$1,063	$288

NOTE 18 - BUSINESS AND GEOGRAPHIC REGIONS
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

Sales are attributed to geographic regions based on customer location; long-lived assets are attributed to geographic regions based on asset location. Sales to external customers and long-lived assets by geographic region were as follows:

Geographic Region Information	United States	Asia Pacific	Rest of World	Total
In millions
2023
Sales to external customers [1]	$117	$30	$—	$147
Long-lived assets	$862	$21	$11	$894
2022
Sales to external customers [1]	$182	$3	$6	$191
Long-lived assets	$1,149	$22	$11	$1,182
2021
Sales to external customers [1]	$139	$4	$11	$154
Long-lived assets	$1,169	$24	$15	$1,208
1.Of total sales to external customers, sales in Malaysia were approximately 20 percent in 2023, 1 percent in 2022 and 2 percent in 2021, and are included in Asia Pacific.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended December 31, 2023, that materially affected or were reasonably likely to materially affect the Corporation's internal control over financial reporting.
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
Management assessed the effectiveness of the Corporation's internal control over financial reporting and concluded that, as of December 31, 2023, such internal control is effective. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework (2013).
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
Omitted pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Omitted pursuant to General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The Dow Inc. Audit Committee pre-approved all auditing services and permitted non-audit services for 2023 (including the fees and terms thereof) to be performed for Dow Inc. and its subsidiaries (including the Corporation) by its independent auditor, subject to the de minimus exception for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act, any such exceptions are approved by the Dow Inc. Audit Committee prior to the completion of the audit. The Corporation's management and its Board of Directors subscribe to these policies and procedures. For the years ended December 31, 2023 and 2022, professional services were performed for the Corporation by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the "Deloitte Entities").

Total fees paid for the Corporation to the Deloitte Entities were $1.5 million in 2023 and 2022. These are the aggregate of fees billed for the audit of the Corporation's annual financial statements, the reviews of the financial statements in the Quarterly Reports on Form 10-Q, statutory audits and other regulatory filings.

Union Carbide Corporation and Subsidiaries
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1. The Corporation's 2023 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (PCAOB ID: 34) are included in Item 8 of this Annual Report on Form 10-K.

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

2.3*	Sale and Purchase Agreement, dated December 1, 2023, between Union Carbide Corporation and Dow Multinational Holding LLC.
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

10.3.1*	Termination Agreement to the Third Amended and Restated Agreement, dated as of December 19, 2023, between the Corporation and Dow Hydrocarbons and Resources LLC.
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

Exhibit No.	Description of Exhibit
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

10.5.21
Twenty-First Amendment to the Amended and Restated Revolving Credit Agreement, effective as of December 30, 2022, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.5.21 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022.

10.5.22*	Twenty-Second Amendment to the Amended and Restated Revolving Credit Agreement, effective as of October 1, 2023, between the Corporation and The Dow Chemical Company.

Exhibit No.	Description of Exhibit
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

10.7.10
Tenth Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of December 30, 2022, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.7.10 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022.

10.7.11*	Eleventh Amendment to Second Amended and Restated Revolving Loan Agreement, effective as of October 1, 2023, between the Corporation and The Dow Chemical Company.
10.9
Contribution Agreement dated as of December 21, 2007, among the Corporation, Dow International Holdings Company and The Dow Chemical Company, incorporated by reference to Exhibit 10.9 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007.

10.10*	Agreement (Designation to Provide or Receive Services), dated November 1, 2023, between The Dow Chemical Company and Union Carbide Corporation.
10.11*	Agreement (to Receive Products and Services), dated as of November 1, 2023, between Union Carbide Corporation and The Dow Chemical Company.
10.12*	Term Loan Agreement, dated December 1, 2023, between Union Carbide Corporation and Dow Multinational Holding LLC.

Exhibit No.	Description of Exhibit
10.13*	Sale and Purchase Agreement, dated December 15, 2023, between Union Carbide Corporation and Dow Global Technologies LLC.
21	Omitted pursuant to General Instruction I of Form 10-K.
23*	Ankura Consulting Group, LLC's Consent.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
* Filed herewith

The Corporation will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Corporation's principal executive offices.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

Union Carbide Corporation and Subsidiaries
Trademark Listing

The following trademarks or servicemarks of The Dow Chemical Company or an affiliated company of Dow appear in this report:
CARBOWAX, FLEXOMER, LP OXO, METEOR, REDI-LINK, SENTRY, SI-LINK, TERGITOL, TRITON, TUFLIN, UCAR, UCARTHERM, UCON, UNIGARD, UNIPURGE, UNIVAL

The following registered service mark of The American Chemistry Council in the United States appears in this report: Responsible Care®

® ℠ ™ Trademark of The Dow Chemical Company ("TDCC") or an affiliated company, except as otherwise specified.

Union Carbide Corporation and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on January 31, 2024.

UNION CARBIDE CORPORATION

/s/ RONALD C. EDMONDS
Ronald C. Edmonds, Controller and Vice President of Controllers and Tax The Dow Chemical Company (Authorized Representative of Union Carbide Corporation)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on January 31, 2024, by the following persons on behalf of the registrant and in the capacities indicated:

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