Form 10-Q
period 2024-03-31
UNION CARBIDE CORP /NEW/
filed 2024-04-26
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

At April 26, 2024, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2024

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

Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Risk Factors" contained in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023. These are not the only risks and uncertainties that the Corporation faces. There may be other risks and uncertainties that the Corporation is unable to identify at this time or that it does not currently expect to have a material impact on its business. If any of those risks or uncertainties develops into an actual event, it could have a material adverse effect on the Corporation’s business. The Corporation assumes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2024	Mar 31, 2023
Net trade sales	$31	$37
Net sales to related companies	1,067	1,038
Total net sales	1,098	1,075
Cost of sales	931	981
Research and development expenses	5	6
Selling, general and administrative expenses	2	2
Restructuring and asset related charges - net	—	14
Sundry income (expense) - net	(25)	(22)
Interest income	33	11
Interest expense and amortization of debt discount	3	6
Income before income taxes	165	55
Provision for income taxes	36	10
Net income attributable to Union Carbide Corporation	$129	$45

Depreciation	$28	$38
Capital expenditures	$76	$58
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2024	Mar 31, 2023
Net income attributable to Union Carbide Corporation	$129	$45
Other comprehensive income, net of tax
Cumulative translation adjustments	1	1
Pension and other postretirement benefit plans	10	9
Total other comprehensive income	11	10
Comprehensive income attributable to Union Carbide Corporation	$140	$55
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2024	Dec 31, 2023
Assets
Current Assets
Cash and cash equivalents	$11	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2024: $—; 2023: $—)	21	16
Related companies	1,111	700
Other	17	14
Income taxes receivable	26	238
Notes receivable from related companies	659	799
Inventories	251	227
Other current assets	26	36
Total current assets	2,122	2,041
Investments
Investments in related companies	237	237
Other investments	14	15
Noncurrent receivables	69	99
Noncurrent receivables from related companies	1,598	1,598
Total investments	1,918	1,949
Property
Property	5,480	5,406
Less accumulated depreciation	4,540	4,512
Net property	940	894
Other Assets
Intangible assets (net of accumulated amortization 2024: $93; 2023: $93)	7	7
Operating lease right-of-use assets	82	85
Deferred income tax assets	246	257
Deferred charges and other assets	33	39
Total other assets	368	388
Total Assets	$5,348	$5,272
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$24	$68
Notes payable - other	—	1
Long-term debt due within one year	1	1
Accounts payable:
Trade	314	286
Related companies	464	420
Other	17	12
Operating lease liabilities - current	17	17
Income taxes payable	35	30
Asbestos-related liabilities - current	82	80
Accrued and other current liabilities	107	116
Total current liabilities	1,061	1,031
Long-Term Debt	259	259
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	385	395
Asbestos-related liabilities - noncurrent	762	787
Operating lease liabilities - noncurrent	65	68
Other noncurrent obligations	554	567
Total other noncurrent liabilities	1,766	1,817
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	1,034	1,034
Retained earnings	2,560	2,474
Accumulated other comprehensive loss	(1,332)	(1,343)
Union Carbide Corporation's stockholder's equity	2,262	2,165
Total Liabilities and Equity	$5,348	$5,272
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar 31, 2024	Mar 31, 2023
Operating Activities
Net income attributable to Union Carbide Corporation	$129	$45
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35	43
Provision (credit) for deferred income tax	8	(4)
Net gain on sales of property and investments	—	(1)
Net gain on sale of ownership interest in related party	(2)	—
Restructuring and asset related charges - net	—	14
Net periodic pension benefit cost	7	10
Pension contributions	—	(1)
Other, net	(1)	—
Changes in assets and liabilities:
Accounts and notes receivable	(8)	5
Related company receivables	(271)	111
Inventories	(24)	(38)
Accounts payable	33	42
Related company payables	—	(45)
Asbestos-related payments	(23)	(18)
Other assets and liabilities	235	21
Cash provided by operating activities	118	184
Investing Activities
Capital expenditures	(76)	(58)
Change in noncurrent receivable from related company	—	1
Proceeds from sale of ownership interest in related party	2	—
Proceeds from sales of property	—	1
Proceeds from sales of investments	—	7
Cash used for investing activities	(74)	(49)
Financing Activities
Dividends paid to parent	(43)	(135)
Changes in short-term notes payable	(1)	1
Payments on long-term debt	—	(1)
Cash used for financing activities	(44)	(135)
Summary
Increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	11	10
Cash and cash equivalents at end of period	$11	$10
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2024	Mar 31, 2023
Common Stock
Balance at beginning and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning and end of period	1,034	141
Retained Earnings
Balance at beginning of period	2,474	2,605
Net income attributable to Union Carbide Corporation	129	45
Dividends declared	(43)	(135)
Balance at end of period	2,560	2,515
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,343)	(1,402)
Other comprehensive income	11	10
Balance at end of period	(1,332)	(1,392)
Union Carbide Corporation's Stockholder's Equity	$2,262	$1,264
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
(Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
The unaudited interim consolidated financial statements of Union Carbide Corporation and its subsidiaries (the "Corporation" or "UCC") were prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 10-K").

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Adopted at March 31, 2024
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM, clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The adoption of the ASU is not expected to have a material impact on the Corporation's consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The adoption of the ASU is not expected to have a material impact on the Corporation's consolidated financial statements.

SEC Final Rules Not Adopted at March 31, 2024
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted final rules under SEC Release Nos. 33-11275 and 34-99678, "The Enhancement and Standardization of Climate-Related Disclosures for Investors," which requires registrants to disclose certain climate-related information in registration statements and annual reports. The final rules include requirements to disclose material climate-related risks; activities to mitigate or adapt to such risks; information about the board of directors' oversight of climate-related risks and management’s role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition. Registrants are also required to disclose the financial statement effects of severe weather events and other natural conditions in the notes to the financial statements. Certain large registrants are also required to disclose Scope 1 and Scope 2 greenhouse gas emissions, when material. As a non-accelerated filer, the Corporation is not required to disclose such greenhouse gas emissions information. The final rules include a phased-in compliance period for all registrants, with most disclosures required for the Corporation for the year ending December 31, 2027. In April 2024, the SEC informed the U.S. Court of Appeals for the Eighth Circuit ("Court") that it would voluntarily stay the final rules until various legal challenges are resolved by the Court. The Corporation is currently evaluating the impact of the final rules on its consolidated financial statements and annual disclosures.

NOTE 3 - REVENUE
Substantially all of the Corporation's revenue is generated by sales of products to TDCC. Products are sold to and purchased from TDCC at prices determined in accordance with the terms of an agreement between UCC and TDCC. The Corporation sells its products to TDCC to simplify the customer interface process.

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 16 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $30 million at March 31, 2024 ($31 million at December 31, 2023), of which $2 million ($2 million at December 31, 2023) was included in "Accrued and other current liabilities" and $28 million ($29 million at December 31, 2023) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

NOTE 4 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
2023 Restructuring Program
In the first quarter of 2023, the Corporation initiated restructuring actions to achieve its structural cost improvement initiatives in response to the continued economic impact from the global recessionary environment and to enhance its agility and long-term competitiveness across the economic cycle. The program includes workforce cost reductions and actions to rationalize the Corporation's manufacturing assets, which includes asset write-down and write-off charges. As a result of these actions, the Corporation recorded pretax restructuring charges of $14 million, included in "Restructuring and asset related charges - net" in the consolidated statements of income. The charges consisted of severance and related benefit costs of $12 million and asset write-downs and write-offs of $2 million. These actions are expected to be substantially complete by the end of 2024. The Corporation paid $10 million for severance and related benefit costs through March 31, 2024.

At March 31, 2024, $2 million ($2 million at December 31, 2023) for severance and related benefit costs was included in "Accrued and other current liabilities" in the consolidated balance sheets.

NOTE 5 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Mar 31, 2024	Dec 31, 2023
In millions
Finished goods	$215	$189
Work in process	38	30
Raw materials	58	60
Supplies	92	87
Total	$403	$366
Adjustment of inventories to the LIFO basis	(152)	(139)
Total inventories	$251	$227

NOTE 6 - SUPPLIER FINANCE PROGRAM
The Corporation is a party to a supply chain financing (“SCF”) program, facilitated by TDCC, which can be used in the ordinary course of business to extend payment terms with the Corporation's vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Corporation. The vendor receives payment from the financial intermediary, and the Corporation pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Corporation is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize TDCC's creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. Neither TDCC nor the Corporation provide guarantees related to the SCF program. At March 31, 2024, the Corporation's outstanding obligations confirmed as valid under the SCF program were $27 million ($27 million at December 31, 2023), included in “Accounts payable – Trade” in the consolidated balance sheets.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
A summary of the Corporation's commitments and contingencies can be found in Note 12 to the Consolidated Financial Statements included in the 2023 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2024, the Corporation had accrued obligations of $191 million for probable environmental remediation and restoration costs ($194 million at December 31, 2023), including $37 million for the remediation of Superfund sites ($37 million at December 31, 2023). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability.

Litigation
Asbestos-Related Matters
Each quarter, the Corporation reviews asbestos-related claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2024 activity, it was determined that no adjustment to the accrual was required at March 31, 2024.

The Corporation’s total asbestos-related liability for pending and future claims and defense and processing costs was $844 million at March 31, 2024 ($867 million at December 31, 2023). At March 31, 2024, approximately 25 percent of the recorded claim liability related to pending claims and approximately 75 percent related to future claims.

NOTE 8 - LEASES
For additional information on the Corporation's leases, see Note 13 to the Consolidated Financial Statements included in the 2023 10-K.

The components of lease cost for operating and finance leases for the three months ended March 31, 2024 and 2023 were as follows:

Lease Cost	Three Months Ended
In millions	Mar 31, 2024	Mar 31, 2023
Operating lease cost	$5	$6
Short-term lease cost	9	10
Variable lease cost	9	7
Amortization of right-of-use assets - finance	—	1
Total lease cost	$23	$24

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances for each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2024 and 2023 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended
In millions	Mar 31, 2024	Mar 31, 2023
Cumulative Translation Adjustment
Beginning balance	$(53)	$(54)
Unrealized gains (losses) on foreign currency translation	1	1
Ending balance	$(52)	$(53)
Pension and Other Postretirement Benefits
Beginning balance	$(1,290)	$(1,348)
Amortization of net loss reclassified from AOCL to net income [1]	14	12
Tax expense (benefit) [2]	(4)	(3)
Net loss reclassified from AOCL to net income	10	9
Ending balance	$(1,280)	$(1,339)
Total AOCL ending balance	$(1,332)	$(1,392)
1.These AOCL components are included in the computation of net periodic benefit cost (credit) of the Corporation's defined benefit pension and other postretirement benefit plans. See Note 10 for additional information.
2.Reclassified to "Provision for income taxes."

NOTE 10 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Corporation's pension and other postretirement benefit plans can be found in Note 15 to the Consolidated Financial Statements included in the 2023 10-K. The following table provides the components of the Corporation's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended
In millions	Mar 31, 2024	Mar 31, 2023
Defined Benefit Pension Plans
Service cost [1]	$—	$9
Interest cost	32	37
Expected return on plan assets	(42)	(52)
Amortization of net loss	17	16
Net periodic benefit cost	$7	$10

Other Postretirement Benefit Plan
Interest cost	$2	$2
Amortization of net gain	(3)	(4)
Net periodic benefit credit	$(1)	$(2)
1.The decrease in service cost is due to the freeze of pension benefits, effective December 31, 2023.

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

The following table summarizes the fair value of the Corporation's financial instruments at March 31, 2024 and December 31, 2023:

Fair Value of Financial Instruments	Mar 31, 2024				Dec 31, 2023
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$10	$—	$—	$10	$10	$—	$—	$10
Long-term debt including debt due within one year	$(260)	$—	$(33)	$(293)	$(260)	$—	$(47)	$(307)
1.Money market fund is included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

Cost approximates fair value for all other financial instruments.

NOTE 12 - RELATED PARTY TRANSACTIONS
A summary of the Corporation's related party transactions can be found in Note 17 to the Consolidated Financial Statements included in the 2023 10-K.

Product and Services Agreements
The following table summarizes UCC’s transactions with TDCC and a TDCC subsidiary related to product and services agreements for the three months ended March 31, 2024 and 2023:

Product and Services Agreements Transactions	Three Months Ended
	Mar 31, 2024	Mar 31, 2023	Income Statement Classification
In millions
Commodity and raw material purchases [1]	$260	$319	Cost of sales
Commission expense	$5	$5	Sundry income (expense) - net
General administrative and overhead type services and service fee [2]	$15	$17	Sundry income (expense) - net
Activity-based costs [3]	$148	$26	Cost of sales
1.Period-end balances on hand are included in inventory. The decrease in purchase costs was primarily due to lower feedstock costs and the changes in cost flows resulting from UCC's divestiture of certain non-product producing infrastructure assets to another TDCC subsidiary in the fourth quarter of 2023 ("Infrastructure Divestment").
2.The decrease in services and fees resulted from TDCC's periodic review of its cost allocation for global services, partially offset by increases due to changes in cost flows and cost of site infrastructure services resulting from the Infrastructure Divestment.
3.The increase in activity-based costs was primarily due to the impact of the Infrastructure Divestment, as certain site infrastructure-related costs previously administered independently by the Corporation are now performed by another TDCC subsidiary and billed to the Corporation, and certain changes in other cost flows, also resulting from the Infrastructure Divestment. These costs include short-term lease cost of $3 million related to pipeline and site services for the three months ended March 31, 2024, included in Lease Cost in Note 8.

Additionally, the Corporation experienced an unplanned shutdown of its manufacturing site in Seadrift, Texas, in October 2023, resulting in lost sales and margins in the fourth quarter of 2023. These losses are covered, in part, by an insurance program purchased by TDCC from its insurance affiliate. In the first quarter of 2024, the Corporation recorded insurance recoveries of $22 million from TDCC for covered losses, included in "Cost of sales" in the consolidated statements of income for the three months ended March 31, 2024 and included in “Accounts receivable - Related companies” in the consolidated balance sheets at March 31, 2024.

Tax Sharing Agreement
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

The Corporation recorded a decrease of approximately $220 million of its income tax and related interest receivable due to a tax audit closure in the first quarter of 2024. These amounts were reclassified from "Income taxes receivable" to "Accounts receivable - Related companies" in the consolidated balance sheets at March 31, 2024 and reflected in "Related company receivables" and "Other assets and liabilities" in the consolidated statements of cash flows for the three months ended March 31, 2024.

Dividends
The following table summarizes cash dividends declared and paid to TDCC for the three months ended March 31, 2024 and 2023:

Cash Dividends Declared and Paid	Three Months Ended
	Mar 31, 2024	Mar 31, 2023
In millions
Cash dividends declared and paid	$43	$135

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

RESULTS OF OPERATIONS
Net Sales
Total net sales were $1,098 million for the first three months of 2024 compared with $1,075 million for the first three months of 2023, an increase of 2 percent. Net sales to related companies, principally to TDCC, were $1,067 million for the first three months of 2024 compared with $1,038 million for the first three months of 2023, an increase of 3 percent. Selling prices to TDCC are determined in accordance with the terms of an agreement between UCC and TDCC.

Average selling price for the first three months of 2024 decreased 9 percent compared with the first three months of 2023. Price decreased in most product lines in response to lower raw material and feedstock costs, with the most significant decreases in plastics used for wire and cable applications, oxo alcohols, polyethylene and vinyl acetate monomers. Volume for the first three months of 2024 increased 11 percent compared with the first three months of 2023, with increases primarily in polyethylene, glycol ethers and vinyl acetate monomers, as the first three months of 2023 were negatively impacted by large planned maintenance turnaround projects, lower demand and limited raw material supply. Volume for the first three months of 2024 was negatively impacted by lost production due to a freeze event as well as a temporary loss of steam in January 2024 which impacted ethylene oxide production.

Cost of Sales
Cost of sales was $931 million for the first three months of 2024 compared with $981 million for the first three months of 2023, a decrease of 5 percent. The decrease in cost of sales was driven primarily by lower raw material, feedstock and energy costs, lower spending for large planned maintenance turnaround projects and insurance recoveries received from TDCC for the Corporation’s share of covered losses due to an unplanned shutdown of the Corporation's manufacturing site in Seadrift, Texas, in October 2023. Cost of sales as a percentage of net sales was 84.8 percent for the first three months of 2024 compared with 91.3 percent for the first three months of 2023.

Restructuring and Asset Related Charges - Net
In the first quarter of 2023, the Corporation recorded pretax restructuring charges of $14 million, included in "Restructuring and asset related charges - net" in the consolidated statements of income. See Note 4 to the Consolidated Financial Statements for additional information about the Corporation's restructuring activities and related charges.

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

Sundry Income (Expense) – Net
Sundry income (expense) – net includes a variety of income and expense items such as charges for management services provided by TDCC, non-operating pension and other postretirement benefit plan credits or costs, commissions and gains and losses on sales of investments and assets and on foreign currency exchange.

Sundry income (expense) – net in the first three months of 2024 was expense of $25 million compared with $22 million in the first three months of 2023. The increase was primarily the result of higher non-operating defined benefit pension costs, which resulted from lower expected returns on plan assets, partially offset by lower interest costs. The increase in non-operating pension costs was partially offset by a $2 million gain on the sale of the Corporation's ownership interest in a TDCC joint venture to a TDCC subsidiary. See Note 10 to the Consolidated Financial Statements for additional information about the Corporation's defined benefit pension plans.

Interest Income
Interest income was $33 million for the first three months of 2024 compared with $11 million for the first three months of 2023. The increase in interest income primarily resulted from interest earned on a term loan receivable from a related party, received on December 1, 2023, in exchange for UCC's interest in a TDCC subsidiary that manages certain site infrastructure assets for UCC and TDCC on the U.S. Gulf Coast.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $3 million in the first three months of 2024 compared with $6 million in the first three months of 2023, reflecting reduced interest expense resulting from the maturity and payment of $129 million of long-term debt in April 2023.

Provision for Income Taxes
The Corporation is subject primarily to U.S. federal and state taxes. For the first three months of 2024, the Corporation reported a tax provision of $36 million, which resulted in an effective tax rate of 21.8 percent compared with a tax provision of $10 million for the first three months of 2023, which resulted in an effective tax rate of 18.2 percent. The tax rate for the first three months of 2023 was favorably impacted by interest accrued on tax receivables.

Net Income Attributable to UCC
The Corporation reported net income of $129 million for the first three months of 2024 compared with $45 million for the first three months of 2023.

Capital Expenditures
Capital expenditures in the first three months of 2024 were $76 million compared with $58 million in the first three months of 2023, as the Corporation continues to invest in production assets, primarily on the U.S. Gulf Coast.

OTHER MATTERS
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements included in the 2023 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Corporation’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 10-K. Since December 31, 2023, there have been no material changes in the Corporation’s accounting policies that are impacted by judgments, assumptions and estimates.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2024	2023
Claims unresolved at Jan 1	6,367	6,873
Claims filed	1,109	940
Claims settled, dismissed or otherwise resolved	(1,198)	(765)
Claims unresolved at Mar 31	6,278	7,048
Claimants with claims against both UCC and Amchem	(1,013)	(1,479)
Individual claimants at Mar 31	5,265	5,569

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

For additional information, see Asbestos-Related Matters in Note 7 to the Consolidated Financial Statements; Part II, Item 1. Legal Proceedings; and Note 12 to the Consolidated Financial Statements included in the 2023 10-K.

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at March 31, 2024.

Dividends
On a quarterly basis, the Corporation's Board of Directors ("the Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. For the first three months of 2024, the Corporation declared and paid cash dividends of $43 million to TDCC ($135 million for the first three months of 2023). On April 22, 2024, the Board approved a dividend to TDCC of $143 million, payable on or before June 28, 2024.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Union Carbide Corporation and Subsidiaries PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters
No material developments in asbestos-related matters occurred in the first three months of 2024. For a current status of asbestos-related matters, see Note 7 to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
Since December 31, 2023, there have been no material changes to the Corporation's Risk Factors.

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

UNION CARBIDE CORPORATION

Date:	April 26, 2024

/s/ ANDREA L. DOMINOWSKI
Andrea L. Dominowski Controller and Vice President of Controllers The Dow Chemical Company (Authorized Representative of Union Carbide Corporation)

/s/ IGNACIO MOLINA
Ignacio Molina Vice President, Treasurer and Chief Financial Officer