Form 10-Q
period 2024-06-30
UNION CARBIDE CORP /NEW/
filed 2024-07-26
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

At July 26, 2024, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and is therefore filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2024

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Net trade sales	$24	$27	$55	$64
Net sales to related companies	1,070	1,138	2,137	2,176
Total net sales	1,094	1,165	2,192	2,240
Cost of sales	974	925	1,905	1,906
Research and development expenses	7	5	12	11
Selling, general and administrative expenses	1	4	3	6
Restructuring and asset related charges - net	—	—	—	14
Sundry income (expense) - net	(19)	(23)	(44)	(45)
Interest income	38	9	71	20
Interest expense and amortization of debt discount	2	4	5	10
Income before income taxes	129	213	294	268
Provision for income taxes	28	46	64	56
Net income attributable to Union Carbide Corporation	$101	$167	$230	$212

Depreciation	$30	$38	$58	$76
Capital expenditures	$92	$62	$168	$120
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Net income attributable to Union Carbide Corporation	$101	$167	$230	$212
Other comprehensive income, net of tax
Cumulative translation adjustments	(1)	1	—	2
Pension and other postretirement benefit plans	10	10	20	19
Total other comprehensive income	9	11	20	21
Comprehensive income attributable to Union Carbide Corporation	$110	$178	$250	$233
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2024	Dec 31, 2023
Assets
Current Assets
Cash and cash equivalents	$11	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2024: $—; 2023: $—)	14	16
Related companies	835	700
Other	17	14
Income taxes receivable	47	238
Notes receivable from related companies	844	799
Inventories	260	227
Other current assets	36	36
Total current assets	2,064	2,041
Investments
Investments in related companies	237	237
Other investments	13	15
Noncurrent receivables	70	99
Noncurrent receivables from related companies	1,643	1,598
Total investments	1,963	1,949
Property
Property	5,589	5,406
Less accumulated depreciation	4,575	4,512
Net property	1,014	894
Other Assets
Intangible assets (net of accumulated amortization 2024: $93; 2023: $93)	7	7
Operating lease right-of-use assets	78	85
Deferred income tax assets	242	257
Deferred charges and other assets	32	39
Total other assets	359	388
Total Assets	$5,400	$5,272
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$23	$68
Notes payable - other	—	1
Long-term debt due within one year	126	1
Accounts payable:
Trade	366	286
Related companies	533	420
Other	22	12
Operating lease liabilities - current	17	17
Income taxes payable	28	30
Asbestos-related liabilities - current	80	80
Accrued and other current liabilities	101	116
Total current liabilities	1,296	1,031
Long-Term Debt	144	259
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	375	395
Asbestos-related liabilities - noncurrent	744	787
Operating lease liabilities - noncurrent	62	68
Other noncurrent obligations	550	567
Total other noncurrent liabilities	1,731	1,817
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	1,034	1,034
Retained earnings	2,518	2,474
Accumulated other comprehensive loss	(1,323)	(1,343)
Union Carbide Corporation's stockholder's equity	2,229	2,165
Total Liabilities and Equity	$5,400	$5,272
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	Jun 30, 2024	Jun 30, 2023
Operating Activities
Net income attributable to Union Carbide Corporation	$230	$212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69	88
Provision (credit) for deferred income tax	8	(3)
Net gain on sales of property and investments	—	(1)
Net gain on sale of ownership interest in related party	(2)	—
Restructuring and asset related charges - net	—	14
Net periodic pension benefit cost	13	19
Pension contributions	(1)	(1)
Other, net	(1)	(1)
Changes in assets and liabilities:
Accounts and notes receivable	(1)	13
Related company receivables	(180)	185
Inventories	(33)	(8)
Accounts payable	90	9
Related company payables	68	(29)
Asbestos-related payments	(43)	(43)
Other assets and liabilities	135	36
Cash provided by operating activities	352	490
Investing Activities
Capital expenditures	(168)	(120)
Change in noncurrent receivable from related company	—	3
Proceeds from sale of ownership interest in related party	2	—
Proceeds from sales of property	—	1
Proceeds from sales of investments	2	7
Cash used for investing activities	(164)	(109)
Financing Activities
Dividends paid to parent	(186)	(250)
Changes in short-term notes payable	(1)	—
Payments on long-term debt	(1)	(131)
Cash used for financing activities	(188)	(381)
Summary
Change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	11	10
Cash and cash equivalents at end of period	$11	$10
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning and end of period	1,034	141	1,034	141
Retained Earnings
Balance at beginning of period	2,560	2,515	2,474	2,605
Net income attributable to Union Carbide Corporation	101	167	230	212
Dividends declared	(143)	(115)	(186)	(250)
Balance at end of period	2,518	2,567	2,518	2,567
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,332)	(1,392)	(1,343)	(1,402)
Other comprehensive income	9	11	20	21
Balance at end of period	(1,323)	(1,381)	(1,323)	(1,381)
Union Carbide Corporation's Stockholder's Equity	$2,229	$1,327	$2,229	$1,327
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

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Adopted at June 30, 2024
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

SEC Final Rules Not Adopted at June 30, 2024
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted final rules under SEC Release Nos. 33-11275 and 34-99678, "The Enhancement and Standardization of Climate-Related Disclosures for Investors," which requires registrants to disclose certain climate-related information in registration statements and annual reports. The final rules include requirements to disclose material climate-related risks; activities to mitigate or adapt to such risks; information about the board of directors' oversight of climate-related risks and management’s role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition. Registrants are also required to disclose the financial statement effects of severe weather events and other natural conditions in the notes to the financial statements. Certain large registrants are also required to disclose Scope 1 and Scope 2 greenhouse gas emissions, when material. As a non-accelerated filer, the Corporation is not required to disclose such greenhouse gas emissions information. The final rules include a phased-in compliance period for all registrants, with most disclosures required for the Corporation for the year ending December 31, 2027. In April 2024, the SEC issued an order to stay the final rules until various legal challenges are resolved by the U.S. Court of Appeals for the Eighth Circuit. The Corporation is currently evaluating the impact of the final rules on its consolidated financial statements and annual disclosures.

NOTE 3 - REVENUE
Substantially all of the Corporation's revenue is generated by sales of products to TDCC. Products are sold to and purchased from TDCC at prices determined in accordance with the terms of an agreement between UCC and TDCC. The Corporation sells its products to TDCC to simplify the customer interface process.

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 16 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $30 million at June 30, 2024 ($31 million at December 31, 2023), of which $2 million ($2 million at December 31, 2023) was included in "Accrued and other current liabilities" and $28 million ($29 million at December 31, 2023) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

NOTE 4 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
2023 Restructuring Program
In the first quarter of 2023, the Corporation initiated restructuring actions to achieve its structural cost improvement initiatives in response to the continued economic impact from the global recessionary environment and to enhance its agility and long-term competitiveness across the economic cycle. The program includes workforce cost reductions and actions to rationalize the Corporation's manufacturing assets, which includes asset write-down and write-off charges. As a result of these actions, the Corporation recorded pretax restructuring charges of $14 million, included in "Restructuring and asset related charges - net" in the consolidated statements of income. The charges consisted of severance and related benefit costs of $12 million and asset write-downs and write-offs of $2 million. These actions are expected to be substantially complete by the end of 2024. The Corporation paid $10 million for severance and related benefit costs through June 30, 2024.

At June 30, 2024, $2 million ($2 million at December 31, 2023) for severance and related benefit costs was included in "Accrued and other current liabilities" in the consolidated balance sheets.

NOTE 5 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Jun 30, 2024	Dec 31, 2023
In millions
Finished goods	$215	$189
Work in process	40	30
Raw materials	55	60
Supplies	84	87
Total	$394	$366
Adjustment of inventories to the LIFO basis	(134)	(139)
Total inventories	$260	$227

NOTE 6 - SUPPLIER FINANCE PROGRAM
The Corporation is a party to a supply chain financing (“SCF”) program, facilitated by TDCC, which can be used in the ordinary course of business to extend payment terms with the Corporation's vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Corporation. The vendor receives payment from the financial intermediary, and the Corporation pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Corporation is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize TDCC's creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. Neither TDCC nor the Corporation provide guarantees related to the SCF program. At June 30, 2024, the Corporation's outstanding obligations confirmed as valid under the SCF program were $33 million ($27 million at December 31, 2023), included in “Accounts payable – Trade” in the consolidated balance sheets.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
A summary of the Corporation's commitments and contingencies can be found in Note 12 to the Consolidated Financial Statements included in the 2023 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2024, the Corporation had accrued obligations of $189 million for probable environmental remediation and restoration costs ($194 million at December 31, 2023), including $36 million for the remediation of Superfund sites ($37 million at December 31, 2023). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability.

Litigation
Asbestos-Related Matters
Each quarter, the Corporation reviews asbestos-related claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2024 activity, it was determined that no adjustment to the accrual was required at June 30, 2024.

The Corporation’s total asbestos-related liability for pending and future claims and defense and processing costs was $824 million at June 30, 2024 ($867 million at December 31, 2023). At June 30, 2024, approximately 25 percent of the recorded claim liability related to pending claims and approximately 75 percent related to future claims.

NOTE 8 - LEASES
For additional information on the Corporation's leases, see Note 13 to the Consolidated Financial Statements included in the 2023 10-K.

The components of lease cost for operating and finance leases for the three and six months ended June 30, 2024 and 2023 were as follows:

Lease Cost	Three Months Ended		Six Months Ended
In millions	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Operating lease cost	$5	$7	$10	$13
Short-term lease cost	13	11	22	21
Variable lease cost	9	5	18	12
Amortization of right-of-use assets - finance	1	1	1	2
Total lease cost	$28	$24	$51	$48

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances for each component of accumulated other comprehensive loss ("AOCL") for the three and six months ended June 30, 2024 and 2023 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Six Months Ended
In millions	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Cumulative Translation Adjustment
Beginning balance	$(52)	$(53)	$(53)	$(54)
Unrealized gains (losses) on foreign currency translation	(1)	1	—	2
Ending balance	$(53)	$(52)	$(53)	$(52)
Pension and Other Postretirement Benefits
Beginning balance	$(1,280)	$(1,339)	$(1,290)	$(1,348)
Amortization of net loss reclassified from AOCL to net income [1]	13	13	27	25
Tax expense (benefit) [2]	(3)	(3)	(7)	(6)
Net loss reclassified from AOCL to net income	10	10	20	19
Ending balance	$(1,270)	$(1,329)	$(1,270)	$(1,329)
Total AOCL ending balance	$(1,323)	$(1,381)	$(1,323)	$(1,381)
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

NOTE 10 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Corporation's pension and other postretirement benefit plans can be found in Note 15 to the Consolidated Financial Statements included in the 2023 10-K. The following table provides the components of the Corporation's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Defined Benefit Pension Plans
Service cost [1]	$—	$8	$—	$17
Interest cost	33	37	65	74
Expected return on plan assets	(43)	(52)	(85)	(104)
Amortization of net loss	16	16	33	32
Net periodic benefit cost	$6	$9	$13	$19

Other Postretirement Benefit Plan
Interest cost	$1	$1	$3	$3
Amortization of net gain	(3)	(3)	(6)	(7)
Net periodic benefit credit	$(2)	$(2)	$(3)	$(4)
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

The following table summarizes the fair value of the Corporation's financial instruments at June 30, 2024 and December 31, 2023:

Fair Value of Financial Instruments	Jun 30, 2024				Dec 31, 2023
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$11	$—	$—	$11	$10	$—	$—	$10
Long-term debt including debt due within one year	$(270)	$—	$(34)	$(304)	$(260)	$—	$(47)	$(307)
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

Product and Services Agreements
The following table summarizes UCC’s transactions with TDCC and a TDCC subsidiary related to product and services agreements for the three and six months ended June 30, 2024 and 2023:

Product and Services Agreements Transactions	Three Months Ended		Six Months Ended
	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023	Income Statement Classification
In millions
Activity-based costs [1]	$143	$25	$291	$51	Cost of sales
Commodity and raw material purchases [2]	$239	$262	$499	$581	Cost of sales
Commission expense	$5	$5	$10	$10	Sundry income (expense) - net
General administrative and overhead type services and service fee [3]	$11	$17	$26	$34	Sundry income (expense) - net
1.In the fourth quarter of 2023, UCC divested certain non-product producing infrastructure assets to another TDCC subsidiary ("Infrastructure Divestment"), resulting in an increase in activity-based costs, as certain site infrastructure-related costs previously administered independently by the Corporation are now performed by another TDCC subsidiary and billed to the Corporation. The Infrastructure Divestment also resulted in certain changes in other cost flows, which also resulted in increased activity-based costs. Activity-based costs include short-term lease cost of $4 million and $7 million related to pipeline and site services for the three and six months ended June 30, 2024, respectively, included in Lease Cost in Note 8.
2.Period-end balances on hand are included in inventory. The decrease in purchase costs was primarily due to lower feedstock costs and the changes in cost flows resulting from the Infrastructure Divestment.
3.The decrease in services and fees resulted from TDCC's periodic review of its cost allocation for global services, partially offset by increases due to changes in cost flows and cost of site infrastructure services resulting from the Infrastructure Divestment.

Additionally, the Corporation experienced an unplanned shutdown of its manufacturing site in Seadrift, Texas, in October 2023, resulting in lost sales and margins in the fourth quarter of 2023. These losses are covered, in part, by an insurance program purchased by TDCC from its insurance affiliate. In the first quarter of 2024, the Corporation recorded insurance recoveries of $22 million from TDCC for covered losses, which is included in "Cost of sales" in the consolidated statements of income for the six months ended June 30, 2024.

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

The Corporation recorded a decrease of approximately $220 million of its income tax and related interest receivable due to a tax audit closure in the first quarter of 2024. These amounts were reclassified from "Income taxes receivable" and settled through the Corporation's cash management process with TDCC and are reflected in "Related company receivables" and "Other assets and liabilities" in the consolidated statements of cash flows for the six months ended June 30, 2024.

Dividends
The following table summarizes cash dividends declared and paid to TDCC for the three and six months ended June 30, 2024 and 2023:

Cash Dividends Declared and Paid	Three Months Ended		Six Months Ended
	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
In millions
Cash dividends declared and paid	$143	$115	$186	$250

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

RESULTS OF OPERATIONS
Net Sales
Total net sales were $2,192 million for the first six months of 2024 compared with $2,240 million for the first six months of 2023, a decrease of 2 percent. Net sales to related companies, principally to TDCC, were $2,137 million for the first six months of 2024 compared with $2,176 million for the first six months of 2023, a decrease of 2 percent. Selling prices to TDCC are determined in accordance with the terms of an agreement between UCC and TDCC.

Average selling price for the first six months of 2024 decreased 11 percent compared with the first six months of 2023. Price decreased in most product lines in response to lower raw material and feedstock costs, with the most significant decreases in oxo alcohols, plastics used for wire and cable applications, vinyl acetate monomers and polyethylene. Volume for the first six months of 2024 increased 9 percent compared with the first six months of 2023. Volume increased in most product lines, with the most significant increases in vinyl acetate monomers, polyethylene, oxo alcohols, plastics used for wire and cable applications and glycol ethers, partially offset by a volume decrease in ethylene oxide. Volume was positively impacted by increased demand, improved internal and external raw material supply availability and less planned maintenance turnaround activities compared to 2023. Ethylene oxide volume for the first six months of 2024 was negatively impacted by lost production due to a freeze event and a steam outage in the first quarter of 2024.

Cost of Sales
Cost of sales was $1,905 million for the first six months of 2024 compared with $1,906 million for the first six months of 2023. Cost of sales was flat despite an increase in sales volume, driven primarily by lower raw material, feedstock and energy costs. Cost of sales as a percentage of net sales was 86.9 percent for the first six months of 2024 compared with 85.1 percent for the first six months of 2023, reflecting lower sales driven by a decrease in average selling price.

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

Sundry income (expense) – net in the first six months of 2024 was expense of $44 million compared with $45 million in the first six months of 2023. Sundry income (expense) – net for the first six months of 2024 was favorably impacted by a decrease in charges for services provided by TDCC and a $2 million gain on the sale of the Corporation's ownership interest in a TDCC joint venture to a TDCC subsidiary, partially offset by higher non-operating defined benefit pension costs resulting primarily from lower expected returns on plan assets that were partially offset by lower interest costs. See Note 12 to the Consolidated Financial Statements for additional information about the Corporation's service agreements with TDCC and Note 10 to the Consolidated Financial Statements for additional information about the Corporation's defined benefit pension plans.

Interest Income
Interest income was $71 million for the first six months of 2024 compared with $20 million for the first six months of 2023. The increase in interest income primarily resulted from interest earned on a term loan receivable from a related party, received on December 1, 2023, in exchange for UCC's interest in a TDCC subsidiary that manages certain site infrastructure assets for UCC and TDCC on the U.S. Gulf Coast.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $5 million in the first six months of 2024 compared with $10 million in the first six months of 2023, reflecting reduced interest expense resulting from the maturity and payment of $129 million of long-term debt in April 2023.

Provision for Income Taxes
The Corporation is subject primarily to U.S. federal and state taxes. For the first six months of 2024, the Corporation reported a tax provision of $64 million, which resulted in an effective tax rate of 21.8 percent compared with a tax provision of $56 million for the first six months of 2023, which resulted in an effective tax rate of 20.9 percent. The tax rate for the first six months of 2023 was favorably impacted by interest accrued on tax receivables.

Net Income Attributable to UCC
The Corporation reported net income of $230 million for the first six months of 2024 compared with $212 million for the first six months of 2023.

Capital Expenditures
Capital expenditures in the first six months of 2024 were $168 million compared with $120 million in the first six months of 2023, as the Corporation continues to invest in production assets, primarily on the U.S. Gulf Coast.

Pension Plans
As announced in 2021, UCC’s pension plans were frozen for substantially all employees who participated in the U.S. defined benefit pension programs effective December 31, 2023. In the fourth quarter of 2023, the Corporation spun off a portion of its existing tax-qualified U.S defined benefit pension plan into a new tax-qualified pension plan, which includes the tax-qualified benefit obligations for substantially all employees hired after January 1, 2008. These employees earned benefits based on a set percentage of annual pay, plus interest, and the spin of this plan provides the Corporation the ability to separately manage the assets and obligations of plans with like benefits. In the second quarter of 2024, as part of its ongoing pension de-risking initiatives, the Corporation initiated the termination of the new tax-qualified pension plan. As part of the plan termination process, the Corporation will offer participants of this plan annuity or lump sum distribution options. Final asset distributions are expected to be paid from plan assets in the fourth quarter of 2025, with minimal additional funding, if any, required from the Corporation, and are anticipated to result in pension settlement charges, with the amounts dependent on various factors, including interest rates, plan asset returns, annuity pricing and participant distribution elections.

See Note 10 to the Consolidated Financial Statements and Note 15 to the Consolidated Financial Statements included in the 2023 10-K for additional information related to the Corporation’s pension plans.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2024	2023
Claims unresolved at Jan 1	6,367	6,873
Claims filed	2,182	1,911
Claims settled, dismissed or otherwise resolved	(2,370)	(1,622)
Claims unresolved at Jun 30	6,179	7,162
Claimants with claims against both UCC and Amchem	(1,016)	(1,457)
Individual claimants at Jun 30	5,163	5,705

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

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at June 30, 2024.

Dividends
On a quarterly basis, the Corporation's Board of Directors ("the Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. For the first six months of 2024, the Corporation declared and paid cash dividends of $186 million to TDCC ($250 million for the first six months of 2023). On July 22, 2024, the Board approved a dividend to TDCC of $42 million, payable on or before September 27, 2024.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Union Carbide Corporation and Subsidiaries PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters
No material developments in asbestos-related matters occurred in the first six months of 2024. For a current status of asbestos-related matters, see Note 7 to the Consolidated Financial Statements.

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

UNION CARBIDE CORPORATION

Date:	July 26, 2024

/s/ ANDREA L. DOMINOWSKI
Andrea L. Dominowski Controller and Vice President of Controllers The Dow Chemical Company (Authorized Representative of Union Carbide Corporation)

/s/ IGNACIO MOLINA
Ignacio Molina Vice President, Treasurer and Chief Financial Officer