Form 10-Q
period 2024-09-30
UNION CARBIDE CORP /NEW/
filed 2024-10-25
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

At October 25, 2024, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this form with a reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2024

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

Forward-looking statements are based on current assumptions and expectations of future events that are subject to risks, uncertainties and other factors that are beyond the Corporation’s control, which may cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements and speak only as of the date the statements were made. These factors include, but are not limited to: sales of UCC's products; UCC's expenses, future revenues and profitability; any global and regional economic impacts of a pandemic or other public health-related risks and events on the Corporation’s business; any sanctions, export restrictions, supply chain disruptions or increased economic uncertainty related to the ongoing conflicts between Russia and Ukraine and in the Middle East; capital requirements and need for and availability of financing; unexpected barriers in the development of technology, including with respect to UCC’s contemplated capital and operating projects; significant litigation and environmental matters and related contingencies and unexpected expenses; the success of competing technologies that are or may become available; the ability to protect UCC's intellectual property in the United States and abroad; developments related to contemplated restructuring activities and proposed divestitures or acquisitions such as workforce reduction, manufacturing facility and/or asset closure and related exit and disposal activities, and the benefits and costs associated with each of the foregoing; fluctuations in energy and raw material prices; management of process safety and product stewardship; changes in public sentiment and political leadership; increased concerns about plastics in the environment and lack of a circular economy for plastics at scale; changes in consumer preferences and demand; changes in laws and regulations, political conditions or industry development; global economic and capital markets conditions, such as inflation, market uncertainty, interest and currency exchange rates, and equity and commodity prices; business, logistics, and supply disruptions; security threats, such as acts of sabotage, terrorism or war, including the ongoing conflicts between Russia and Ukraine and in the Middle East; weather events and natural disasters; disruptions in the Corporation’s information technology networks and systems, including the impact of cyberattacks; and, since The Dow Chemical Company ("TDCC"), a wholly owned subsidiary of Dow Inc. (together, with TDCC and its consolidated subsidiaries, "Dow"), is the primary customer of UCC: Dow's ability to realize its commitment to carbon neutrality on the contemplated timeframe; the size of the markets for Dow’s products and services and its ability to compete in such markets; Dow's failure to develop and market new products and optimally manage product life cycles; the rate and degree of market acceptance of Dow’s products; and changes in relationships with Dow’s significant customers and suppliers.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Net trade sales	$32	$30	$87	$94
Net sales to related companies	1,029	1,108	3,166	3,284
Total net sales	1,061	1,138	3,253	3,378
Cost of sales	1,095	1,007	3,000	2,913
Research and development expenses	5	5	17	16
Selling, general and administrative expenses	1	2	4	8
Restructuring and asset related charges - net	—	—	—	14
Sundry income (expense) - net	(26)	(22)	(70)	(67)
Interest income	33	10	104	30
Interest expense and amortization of debt discount	2	3	7	13
Income (loss) before income taxes	(35)	109	259	377
Provision (credit) for income taxes	(9)	23	55	79
Net income (loss) attributable to Union Carbide Corporation	$(26)	$86	$204	$298

Depreciation	$29	$37	$87	$113
Capital expenditures	$94	$83	$262	$203
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Net income (loss) attributable to Union Carbide Corporation	$(26)	$86	$204	$298
Other comprehensive income (loss), net of tax
Cumulative translation adjustments	(1)	—	(1)	2
Pension and other postretirement benefit plans	11	9	31	28
Total other comprehensive income	10	9	30	30
Comprehensive income (loss) attributable to Union Carbide Corporation	$(16)	$95	$234	$328
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Sep 30, 2024	Dec 31, 2023
Assets
Current Assets
Cash and cash equivalents	$11	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2024: $—; 2023: $—)	18	16
Related companies	743	700
Other	15	14
Income taxes receivable	84	238
Notes receivable from related companies	773	799
Inventories	258	227
Other current assets	26	36
Total current assets	1,928	2,041
Investments
Investments in related companies	237	237
Other investments	12	15
Noncurrent receivables	71	99
Noncurrent receivables from related companies	1,678	1,598
Total investments	1,998	1,949
Property
Property	5,659	5,406
Less accumulated depreciation	4,581	4,512
Net property	1,078	894
Other Assets
Intangible assets (net of accumulated amortization 2024: $94; 2023: $93)	6	7
Operating lease right-of-use assets	64	85
Deferred income tax assets	239	257
Deferred charges and other assets	28	39
Total other assets	337	388
Total Assets	$5,341	$5,272
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$32	$68
Notes payable - other	—	1
Long-term debt due within one year	126	1
Accounts payable:
Trade	422	286
Related companies	489	420
Other	22	12
Operating lease liabilities - current	12	17
Income taxes payable	28	30
Asbestos-related liabilities - current	80	80
Accrued and other current liabilities	122	116
Total current liabilities	1,333	1,031
Long-Term Debt	143	259
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	364	395
Asbestos-related liabilities - noncurrent	727	787
Operating lease liabilities - noncurrent	51	68
Other noncurrent obligations	552	567
Total other noncurrent liabilities	1,694	1,817
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	1,034	1,034
Retained earnings	2,450	2,474
Accumulated other comprehensive loss	(1,313)	(1,343)
Union Carbide Corporation's stockholder's equity	2,171	2,165
Total Liabilities and Equity	$5,341	$5,272
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2024	Sep 30, 2023
Operating Activities
Net income attributable to Union Carbide Corporation	$204	$298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105	132
Provision (credit) for deferred income tax	8	(1)
Net gain on sales of property and investments	(1)	(1)
Net gain on sale of ownership interest in related party	(2)	—
Restructuring and asset related charges - net	—	14
Net periodic pension benefit cost	20	29
Pension contributions	(1)	(2)
Other, net	1	(1)
Changes in assets and liabilities:
Accounts and notes receivable	(3)	19
Related company receivables	(17)	178
Inventories	(31)	8
Accounts payable	146	109
Related company payables	33	(10)
Asbestos-related payments	(60)	(63)
Other assets and liabilities	87	7
Cash provided by operating activities	489	716
Investing Activities
Capital expenditures	(262)	(203)
Change in noncurrent receivable from related company	(3)	6
Proceeds from sale of ownership interest in related party	2	—
Proceeds from sales of property	1	2
Proceeds from sales of investments	3	7
Cash used for investing activities	(259)	(188)
Financing Activities
Dividends paid to parent	(228)	(394)
Changes in short-term notes payable	(1)	(2)
Payments on long-term debt	(1)	(132)
Cash used for financing activities	(230)	(528)
Summary
Change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	11	10
Cash and cash equivalents at end of period	$11	$10
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning and end of period	1,034	141	1,034	141
Retained Earnings
Balance at beginning of period	2,518	2,567	2,474	2,605
Net income (loss) attributable to Union Carbide Corporation	(26)	86	204	298
Dividends declared	(42)	(144)	(228)	(394)
Balance at end of period	2,450	2,509	2,450	2,509
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,323)	(1,381)	(1,343)	(1,402)
Other comprehensive income	10	9	30	30
Balance at end of period	(1,313)	(1,372)	(1,313)	(1,372)
Union Carbide Corporation's Stockholder's Equity	$2,171	$1,278	$2,171	$1,278
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

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Adopted at September 30, 2024
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

SEC Final Rules Not Adopted at September 30, 2024
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

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 16 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $30 million at September 30, 2024 ($31 million at December 31, 2023), of which $2 million ($2 million at December 31, 2023) was included in "Accrued and other current liabilities" and $28 million ($29 million at December 31, 2023) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

NOTE 4 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
2023 Restructuring Program
In the first quarter of 2023, the Corporation initiated restructuring actions to achieve its structural cost improvement initiatives in response to the continued economic impact from the global recessionary environment and to enhance its agility and long-term competitiveness across the economic cycle. The program includes workforce cost reductions and actions to rationalize the Corporation's manufacturing assets, which includes asset write-down and write-off charges. As a result of these actions, the Corporation recorded pretax restructuring charges of $14 million, included in "Restructuring and asset related charges - net" in the consolidated statements of income. The charges consisted of severance and related benefit costs of $12 million and asset write-downs and write-offs of $2 million. These actions are expected to be substantially complete by the end of the first quarter of 2025. The Corporation paid $10 million for severance and related benefit costs through September 30, 2024.

At September 30, 2024, $2 million ($2 million at December 31, 2023) for severance and related benefit costs was included in "Accrued and other current liabilities" in the consolidated balance sheets.

NOTE 5 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Sep 30, 2024	Dec 31, 2023
In millions
Finished goods	$216	$189
Work in process	39	30
Raw materials	59	60
Supplies	92	87
Total	$406	$366
Adjustment of inventories to the LIFO basis	(148)	(139)
Total inventories	$258	$227

NOTE 6 - SUPPLIER FINANCE PROGRAM
The Corporation is a party to a supply chain financing (“SCF”) program, facilitated by TDCC, which can be used in the ordinary course of business to extend payment terms with the Corporation's vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Corporation. The vendor receives payment from the financial intermediary, and the Corporation pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Corporation is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize TDCC's creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. Neither TDCC nor the Corporation provide guarantees related to the SCF program. At September 30, 2024, the Corporation's outstanding obligations confirmed as valid under the SCF program were $33 million ($27 million at December 31, 2023), included in “Accounts payable – Trade” in the consolidated balance sheets.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
A summary of the Corporation's commitments and contingencies can be found in Note 12 to the Consolidated Financial Statements included in the 2023 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2024, the Corporation had accrued obligations of $189 million for probable environmental remediation and restoration costs ($194 million at December 31, 2023), including $36 million for the remediation of Superfund sites ($37 million at December 31, 2023). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability.

Litigation
Asbestos-Related Matters
Each quarter, the Corporation reviews asbestos-related claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2024 activity, it was determined that no adjustment to the accrual was required at September 30, 2024.

The Corporation’s total asbestos-related liability for pending and future claims and defense and processing costs was $807 million at September 30, 2024 ($867 million at December 31, 2023). At September 30, 2024, approximately 23 percent of the recorded claim liability related to pending claims and approximately 77 percent related to future claims.

NOTE 8 - LEASES
For additional information on the Corporation's leases, see Note 13 to the Consolidated Financial Statements included in the 2023 10-K.

The components of lease cost for operating and finance leases for the three and nine months ended September 30, 2024 and 2023 were as follows:

Lease Cost	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Operating lease cost	$5	$6	$15	$19
Short-term lease cost	18	11	40	32
Variable lease cost	6	3	24	15
Amortization of right-of-use assets - finance	—	—	1	2
Total lease cost	$29	$20	$80	$68

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances for each component of accumulated other comprehensive loss ("AOCL") for the three and nine months ended September 30, 2024 and 2023 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Cumulative Translation Adjustment
Beginning balance	$(53)	$(52)	$(53)	$(54)
Unrealized gains (losses) on foreign currency translation	(1)	—	(1)	2
Ending balance	$(54)	$(52)	$(54)	$(52)
Pension and Other Postretirement Benefits
Beginning balance	$(1,270)	$(1,329)	$(1,290)	$(1,348)
Amortization of net loss reclassified from AOCL to net income [1]	14	12	41	37
Tax expense (benefit) [2]	(3)	(3)	(10)	(9)
Net loss reclassified from AOCL to net income	11	9	31	28
Ending balance	$(1,259)	$(1,320)	$(1,259)	$(1,320)
Total AOCL ending balance	$(1,313)	$(1,372)	$(1,313)	$(1,372)
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

NOTE 10 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Corporation's pension and other postretirement benefit plans can be found in Note 15 to the Consolidated Financial Statements included in the 2023 10-K. The following table provides the components of the Corporation's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Defined Benefit Pension Plans
Service cost [1]	$—	$8	$—	$25
Interest cost	32	38	97	112
Expected return on plan assets	(42)	(52)	(127)	(156)
Amortization of net loss	17	16	50	48
Net periodic benefit cost	$7	$10	$20	$29

Other Postretirement Benefit Plan
Interest cost	$2	$2	$5	$5
Amortization of net gain	(3)	(4)	(9)	(11)
Net periodic benefit credit	$(1)	$(2)	$(4)	$(6)
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

The following table summarizes the fair value of the Corporation's financial instruments at September 30, 2024 and December 31, 2023:

Fair Value of Financial Instruments	Sep 30, 2024				Dec 31, 2023
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$11	$—	$—	$11	$10	$—	$—	$10
Long-term debt including debt due within one year	$(269)	$—	$(44)	$(313)	$(260)	$—	$(47)	$(307)
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

Product and Services Agreements
The following table summarizes UCC’s transactions with TDCC and a TDCC subsidiary related to product and services agreements for the three and nine months ended September 30, 2024 and 2023:

Product and Services Agreements Transactions	Three Months Ended		Nine Months Ended
	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023	Income Statement Classification
In millions
Activity-based costs [1]	$154	$23	$445	$74	Cost of sales
Commodity and raw material purchases [2]	$229	$286	$728	$867	Cost of sales
Commission expense	$5	$5	$15	$15	Sundry income (expense) - net
General administrative and overhead type services and service fee [3]	$14	$17	$40	$51	Sundry income (expense) - net
1.In the fourth quarter of 2023, UCC divested certain non-product producing infrastructure assets to another TDCC subsidiary ("Infrastructure Divestment"), resulting in an increase in activity-based costs, as certain site infrastructure-related costs previously administered independently by the Corporation are now performed by another TDCC subsidiary and billed to the Corporation. The Infrastructure Divestment also resulted in certain changes in other cost flows, which also resulted in increased activity-based costs. Activity-based costs include short-term lease cost of $4 million and $11 million related to pipeline and site services for the three and nine months ended September 30, 2024, respectively, included in Lease Cost in Note 8.
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

Additionally, the Corporation experienced an unplanned shutdown of its manufacturing site in Seadrift, Texas, in October 2023, resulting in lost sales and margins in the fourth quarter of 2023. These losses are covered, in part, by an insurance program purchased by TDCC from its insurance affiliate, which is included in the Corporation's master services agreement with TDCC. In the first quarter of 2024, the Corporation recorded insurance recoveries of $22 million from TDCC for covered losses, which is included in "Cost of sales" in the consolidated statements of income for the nine months ended September 30, 2024.

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

The Corporation recorded a decrease of approximately $220 million of its income tax and related interest receivable due to a tax audit closure in the first quarter of 2024. These amounts were reclassified from "Income taxes receivable" and settled through the Corporation's cash management process with TDCC and are reflected in "Related company receivables" and "Other assets and liabilities" in the consolidated statements of cash flows for the nine months ended September 30, 2024.

Dividends
The following table summarizes cash dividends declared and paid to TDCC for the three and nine months ended September 30, 2024 and 2023:

Cash Dividends Declared and Paid	Three Months Ended		Nine Months Ended
	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
In millions
Cash dividends declared and paid	$42	$144	$228	$394

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

RESULTS OF OPERATIONS
Net Sales
Total net sales were $3,253 million for the first nine months of 2024 compared with $3,378 million for the first nine months of 2023, a decrease of 4 percent. Net sales to related companies, principally to TDCC, were $3,166 million for the first nine months of 2024 compared with $3,284 million for the first nine months of 2023, a decrease of 4 percent. Selling prices to TDCC are determined in accordance with the terms of an agreement between UCC and TDCC.

Average selling price for the first nine months of 2024 decreased 10 percent compared with the first nine months of 2023. Price decreased in most product lines in response to lower raw material and feedstock costs, with the most significant decreases in plastics used for wire and cable applications, vinyl acetate monomers and oxo alcohols. Volume for the first nine months of 2024 increased 6 percent compared with the first nine months of 2023. Volume increased in most product lines, with the most significant increases in polyethylene, vinyl acetate monomers, plastics used for wire and cable applications, oxo alcohols and glycol ethers, partially offset by volume decreases in ethylene oxide and ethanolamines. Volume increases were primarily due to increased demand, improved internal and external raw material supply availability and decreased impact of planned maintenance turnaround activity for certain products compared with 2023. Ethylene oxide volume for the first nine months of 2024 was negatively impacted by lost production due to a freeze event and a steam outage in the first quarter of 2024, planned maintenance turnaround activity in the second quarter of 2024 and the proactive response to hurricane threats in the third quarter of 2024. Volume for ethanolamines for the first nine months of 2024 was negatively impacted by downtime due to planned maintenance turnaround activity in the third quarter of 2024, which was extended due to equipment failures and other unplanned maintenance; and raw material, power and steam limitations.

Cost of Sales
Cost of sales was $3,000 million for the first nine months of 2024 compared with $2,913 million for the first nine months of 2023, an increase of 3 percent. Cost of sales as a percentage of net sales was 92.2 percent for the first nine months of 2024 compared with 86.2 percent for the first nine months of 2023.

Cost of sales exceeded net sales in the third quarter of 2024 primarily due to increased spending on planned maintenance turnaround activities; spending for unplanned events, including equipment failure, additional discovery during planned maintenance turnaround activities, and preparation, start-up and recovery from hurricane threats and impacts; and a one-time materials disposal charge related to a divested business. These factors that impacted operations also negatively impacted sales volume for the quarter, resulting in reduced overall sales margins.

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

Sundry income (expense) – net in the first nine months of 2024 was expense of $70 million compared with $67 million in the first nine months of 2023. The increase was primarily the result of higher non-operating defined benefit pension costs resulting from lower expected returns on plan assets, partially offset by lower benefit interest costs. The increase in non-operating pension costs was partially offset by a decrease in charges for services provided by TDCC and a $2 million gain on the sale of the Corporation's ownership interest in a TDCC joint venture to a TDCC subsidiary. See Note 10 to the Consolidated Financial Statements for additional information about the Corporation's defined benefit pension plans and Note 12 to the Consolidated Financial Statements for additional information about the Corporation's service agreements with TDCC.

Interest Income
Interest income was $104 million for the first nine months of 2024 compared with $30 million for the first nine months of 2023. The increase in interest income primarily resulted from interest earned on a term loan receivable from a related party, received on December 1, 2023, in exchange for UCC's interest in a TDCC subsidiary that manages certain site infrastructure assets for UCC and TDCC on the U.S. Gulf Coast.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $7 million in the first nine months of 2024 compared with $13 million in the first nine months of 2023, reflecting reduced interest expense resulting from the maturity and payment of $129 million of long-term debt in April 2023.

Provision for Income Taxes
The Corporation is subject primarily to U.S. federal and state taxes. For the first nine months of 2024, the Corporation reported a tax provision of $55 million, which resulted in an effective tax rate of 21.2 percent compared with a tax provision of $79 million for the first nine months of 2023, which resulted in an effective tax rate of 21.0 percent.

Net Income Attributable to UCC
The Corporation reported net income of $204 million for the first nine months of 2024 compared with $298 million for the first nine months of 2023.

Capital Expenditures
Capital expenditures in the first nine months of 2024 were $262 million compared with $203 million in the first nine months of 2023, as the Corporation continues to invest in production assets, primarily on the U.S. Gulf Coast.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2024	2023
Claims unresolved at Jan 1	6,367	6,873
Claims filed	3,472	3,097
Claims settled, dismissed or otherwise resolved	(4,469)	(3,428)
Claims unresolved at Sep 30	5,370	6,542
Claimants with claims against both UCC and Amchem	(963)	(1,452)
Individual claimants at Sep 30	4,407	5,090

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

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at September 30, 2024.

Dividends
On a quarterly basis, the Corporation's Board of Directors ("the Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. For the first nine months of 2024, the Corporation declared and paid cash dividends of $228 million to TDCC ($394 million for the first nine months of 2023).

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Union Carbide Corporation and Subsidiaries PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters
No material developments in asbestos-related matters occurred in the first nine months of 2024. For a current status of asbestos-related matters, see Note 7 to the Consolidated Financial Statements.

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

UNION CARBIDE CORPORATION

Date:	October 25, 2024

/s/ ANDREA L. DOMINOWSKI
Andrea L. Dominowski Controller and Vice President of Controllers The Dow Chemical Company (Authorized Representative of Union Carbide Corporation)

/s/ WENDELL K. TERRY
Wendell K. Terry Vice President, Treasurer and Chief Financial Officer