Form 10-K
period 2024-12-31
UNION CARBIDE CORP /NEW/
filed 2025-02-04
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
☐ Yes    ☑ No

At February 4, 2025, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE
None

Union Carbide Corporation

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2024

Union Carbide Corporation and Subsidiaries

Throughout this Annual Report on Form 10-K, except as otherwise indicated by the context, the terms "Corporation" or "UCC" as used herein mean Union Carbide Corporation and its subsidiaries.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this report are "forward-looking statements" within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements often address expected future business and financial performance, financial condition, and other matters, and often contain words or phrases such as “anticipate,” “believe,” "could," “estimate,” “expect,” “intend,” “may,” “opportunity,” “outlook,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “will be,” “will continue,” “will likely result,” “would” and similar expressions, and variations or negatives of these words or phrases.

Forward-looking statements are based on current assumptions and expectations of future events that are subject to risks, uncertainties and other factors that are beyond the Corporation’s control, which may cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements and speak only as of the date the statements were made. These factors include, but are not limited to: sales of UCC's products; UCC's expenses, future revenues and profitability; any sanctions, export restrictions, supply chain disruptions or increased economic uncertainty related to the ongoing conflicts between Russia and Ukraine and in the Middle East; capital requirements and need for and availability of financing; unexpected barriers in the development of technology, including with respect to UCC’s contemplated capital and operating projects; significant litigation and environmental matters and related contingencies and unexpected expenses; the success of competing technologies that are or may become available; the ability to protect UCC's intellectual property in the United States and abroad; developments related to contemplated restructuring activities and proposed divestitures or acquisitions such as workforce reduction, manufacturing facility and/or asset closure and related exit and disposal activities, and the benefits and costs associated with each of the foregoing; fluctuations in energy and raw material prices; management of process safety and product stewardship; changes in public sentiment and political leadership; increased concerns about plastics in the environment and lack of a circular economy for plastics at scale; changes in consumer preferences and demand; changes in laws and regulations, political conditions or industry development; global economic and capital markets conditions, such as inflation, market uncertainty, interest and currency exchange rates, and equity and commodity prices; business, logistics and supply disruptions; security threats, such as acts of sabotage, terrorism or war, including the ongoing conflicts between Russia and Ukraine and in the Middle East; weather events and natural disasters; disruptions in the Corporation’s information technology networks and systems, including the impact of cyberattacks; and, since The Dow Chemical Company ("TDCC"), a wholly owned subsidiary of Dow Inc. (together, with TDCC and its consolidated subsidiaries, "Dow"), is the primary customer of UCC: Dow's ability to realize its commitment to carbon neutrality on the contemplated timeframe; the size of the markets for Dow’s products and services and its ability to compete in such markets; Dow's failure to develop and market new products and optimally manage product life cycles; the rate and degree of market acceptance of Dow’s products; changes in relationships with Dow’s significant customers and suppliers; and any global and regional economic impacts of a pandemic or other public health-related risks and events on the Corporation’s business.

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

TDCC conducts its worldwide operations through global businesses and the Corporation's business activities comprise components of TDCC's global businesses rather than stand-alone operations. Further, the Corporation sells substantially all of its products to TDCC in order to simplify the customer interface process at prices determined in accordance with the terms of an agreement between UCC and TDCC. The Corporation's Board of Directors, acting pursuant to the authority delegated to it by TDCC, functions as the Corporation's chief operating decision maker ("CODM") to assess UCC's results and allocate resources for its operations. The Corporation's results are reported as a single operating segment as the consolidated statements of income are presented to the CODM without further disaggregation.

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

RAW MATERIALS
UCC operates in an integrated manufacturing environment. Basic raw materials are processed through many stages to produce a number of products that are sold as finished goods at various points in those processes. Hydrocarbon-based raw materials are the major raw material streams that feed production of the Corporation's finished goods. UCC purchases hydrocarbon-based raw materials including ethane, propane and butane as feedstocks, which are used in the production of saleable products. The Company also purchases and sells certain monomers, primarily ethylene and propylene, to balance internal production and internal consumption.

UCC's primary source of these raw materials are natural gas liquids ("NGLs"), which are derived from natural gas and crude oil production. Given recent advancements in shale gas, shale oil and conventional drilling techniques, the Corporation expects these raw materials to be in abundant supply. UCC's suppliers of these raw materials include regional, international and national oil and gas companies.

COMPETITION
The chemical industry has been historically competitive and this competitive environment is expected to continue. Large, multinational chemical firms, as well as the chemical divisions of the major national and international oil companies, provide substantial competition both in the United States and abroad.

PATENTS, LICENSES AND TRADEMARKS
The Corporation continually applies for and obtains U.S. and foreign patents that relate to a wide variety of products and processes, has a substantial number of pending patent applications throughout the world and is licensed under a number of patents. At December 31, 2024, the Corporation owned 63 active U.S. patents and 362 active foreign patents related to a wide variety of products and processes. These patents expire as follows:

Remaining Life of Patents Owned at Dec 31, 2024	United States	Rest of World
Within 5 years	17	110
6 to 10 years	38	209
11 to 15 years	7	42
16 to 20 years	1	1
Total	63	362

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

OTHER ACTIVITIES
Dividends
On a quarterly basis, the Corporation's Board of Directors ("Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. Based on these factors, the Board did not declare a cash dividend to TDCC in the fourth quarter of 2024. The Corporation declared and paid cash dividends to TDCC of $228 million in 2024 and $512 million in 2023. On January 27, 2025, the Board approved a dividend to TDCC of $28 million, payable on or before March 28, 2025.

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

The transition to lower greenhouse gas emissions technology, the effects of carbon pricing and changes in public sentiment, incentives, regulations, taxes, public mandates or requirements and increases in climate-related lawsuits, insurance premiums and implementation of more robust disaster recovery and business continuity plans could increase costs to maintain or resume the Corporation’s operations, which would negatively impact the Corporation’s results of operations.

In 2020, Dow announced commitments to reduce its net annual Scope 1 and 2 carbon dioxide equivalent emissions by an additional 5 million metric tons, approximately a 15 percent reduction compared with its 2020 baseline, by 2030 (the 2020 baseline represents a 15 percent reduction in greenhouse gas emissions since 2005) and its intention to be carbon neutral by 2050 (Scope 1+2+3, as defined by the Greenhouse Gas Protocol Corporate Accounting and Reporting Standard, plus product benefits).

The commitments reflect Dow's current plans and targets and are not guarantees that Dow will be able to achieve them. The execution and achievement of these commitments within the currently projected costs and expected timeframes may impact the Corporation's operations and are also subject to risks and uncertainties which include, but are not limited to: advancement, availability, development and affordability of technology necessary to achieve these commitments; unforeseen design, operational and technological difficulties; availability and cost of necessary materials and components; adapting products to end-use customer preferences and end-use customer acceptance of sustainable supply chain solutions; changes in public sentiment and political leadership, including government incentives and tax credits to promote emission reductions; and the ability of Dow and its consolidated subsidiaries to comply with changing regulations, taxes, mandates or requirements related to greenhouse gas emissions or other climate-related matters, including prescriptive reporting of climate-related matters. In addition, standards for tracking and reporting on sustainability matters have not been harmonized, continue to evolve and may change over time, which could result in significant revisions to Dow's performance metrics, commitments or reported progress in achieving such commitments. Given the focus on sustainable investing, if Dow fails to meet its climate change commitments within the committed timeframe, coupled with its significant investments to meet those commitments, and adopt policies and practices to enhance sustainability, Dow's reputation and its customer and other stakeholder relationships could be negatively impacted, reducing demand for Dow and the Corporation's products, and it may be more difficult for Dow and its consolidated subsidiaries to compete effectively or gain access to financing on acceptable terms, which could negatively impact the Corporation’s financial condition, results of operations and cash flows.

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

Economic conditions around the world, and in certain industries and regions in which the Corporation and TDCC do business, also impact sales price and volume and affect the efficacy of the Corporation's supply chain. For example, market uncertainty and an economic downturn driven by inflationary pressures, higher input costs and margin compression have reduced demand for the Corporation's products, resulting in decreased sales volume in recent years which has yet to fully recover. Adverse economic conditions also caused supply chain constraints. These factors have had a negative impact on the Corporation's results of operations. Additionally, political tensions; war, including the ongoing conflicts in the Middle East and between Russia and Ukraine with the related sanctions and export restrictions; terrorism; epidemics; pandemics; or political instability in the geographic regions or industries in which UCC products are sold could also reduce demand for these products and result in decreased sales volume or supply chain disruptions, which could have a negative impact on UCC's results of operations.

In February 2022, Russia invaded Ukraine resulting in the United States, Canada, the European Union and other countries imposing economic sanctions on Russia. Dow suspended purchases of feedstocks and energy from Russia. Investments in and flow of Dow's materials into Russia have been stopped. These actions have not had and are not expected to have a material impact on the Corporation’s financial condition or results of operations. However, the fluidity and continuation of the conflict may result in additional economic sanctions and other impacts which could have a negative impact on Dow’s financial condition, results of operations and cash flows. These include decreased sales; supply chain and logistics disruptions; volatility in foreign exchange rates and interest rates; inflationary pressures on and availability of raw materials and energy, most notably in Europe; and heightened cybersecurity threats. Further, the intensity and duration of the conflict in the Middle East and potential expansion of the hostilities in the region are difficult to predict and could disrupt the Corporation's supply chain operations, which could have a negative impact on the Corporation's results of operations.

Financial Flexibility: Market conditions could reduce TDCC's financial flexibility, which could impact the financial flexibility of the Corporation.
Adverse economic conditions, such as fluctuating interest rates, could reduce TDCC's flexibility to respond to changing business and economic conditions or to fund capital expenditures or working capital needs. The economic environment could result in a contraction in the availability of credit in the marketplace and reduce sources of liquidity for TDCC and could result in higher borrowing costs. Since TDCC is a major service provider, material debtor, and the major customer of the Corporation, reduced financial flexibility for TDCC could potentially impact the financial flexibility of the Corporation.

Pension and Other Postretirement Benefits: Increased obligations and expenses related to the Corporation's defined benefit pension plans and other postretirement benefit plan could negatively impact UCC's financial condition and results of operations.
While the Corporation has frozen its defined benefit pension plans and its other postretirement benefit plan (the "plans"), the Corporation continues to sponsor the plans. The assets of the Corporation's funded plans are primarily invested in fixed income securities, equity securities of U.S. and foreign issuers and alternative investments, including investments in real estate, private equity and absolute return strategies. Changes in the market value of plan assets, investment returns, discount rates, mortality rates, regulations and health care cost trends may affect the funded status of the Corporation's plans and could cause volatility in the net periodic benefit cost and future funding requirements of the plans. A significant increase in the Corporation's obligations or future funding requirements could have a negative impact on the Corporation's results of operations and cash flows for a particular period and on the Corporation's financial condition.

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
The Corporation is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, climate change, greenhouse gas emissions and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In addition, the Corporation may have costs related to environmental remediation and restoration obligations associated with past and current sites as well as related to its past or current waste disposal practices or other hazardous materials handling. Although management will estimate and accrue liabilities for these obligations, it is reasonably possible that the Corporation’s ultimate cost with respect to these matters could be significantly higher, which could negatively impact the Corporation’s financial condition and results of operations. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Corporation's operations or require modifications to its facilities. Further, additional environmental disclosure obligations require and may continue to require the Corporation to implement new practices and reporting processes and have created and will continue to create additional compliance risk. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities. For additional information, see Part II, Item 7. Other Matters, Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past several decades. At December 31, 2024, the Corporation's total asbestos-related liability for pending and future claims, including future defense and processing costs, was $791 million ($867 million at December 31, 2023). See Notes 1 and 12 to the Consolidated Financial Statements for more information on asbestos-related matters.

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
Purchased feedstock and energy costs account for a substantial portion of the Corporation's total production costs and operating expenses. The Corporation purchases hydrocarbon-based raw materials including ethane, propane, and butane as feedstocks. The Corporation also purchases certain monomers, primarily ethylene and propylene, to supplement internal production, as well as other raw materials. The Corporation also purchases natural gas, primarily to generate electricity, electric power to supplement internal generation, and steam.

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
UCC relies on various information systems, including information systems operated by Dow and by third-parties, to support safe, efficient and reliable business and operating processes and activities and to safeguard its proprietary information assets, including trade secrets, know-how and other sensitive, business critical information. These systems, which may also include embedded artificial intelligence ("AI"), are critical to the Corporation's process to accurately report financial results for management and external reporting purposes and to ensure compliance with financial reporting, legal and tax requirements in the United States and around the world. These systems may also be used to collect and process sensitive customer and personal employee data the Corporation may be legally required to protect.

Increased global cybersecurity vulnerabilities, threats and targeted cyberattacks, which are becoming more sophisticated as attackers increase their utilization of developing techniques and tools, including AI, continue to pose risks to UCC’s products, systems and networks, and the confidentiality, availability and integrity of the Corporation’s data. These vulnerabilities also expose the Corporation’s customers’, suppliers’ and third-party service providers to loss. In addition, the Corporation is exposed to similar risks resulting from cyberattacks that are experienced by its suppliers and other vendors. As a result, cyberattacks, internal and external security breaches, and attacks and security breaches of third-party systems could disrupt UCC's operations, compromise UCC’s proprietary and confidential, business critical information, jeopardize UCC's ability to safeguard and maintain accurate data, including personal data, and harm UCC's reputation which could result in litigation, enforcement actions, including fines, penalties and disruption of UCC's right to operate in certain jurisdictions, and significant remediation costs. Additionally, UCC’s and/or Dow's use of AI software may create additional risks related to the unintentional disclosure of proprietary, confidential, personal or otherwise sensitive information.

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

Dow has comprehensive processes to manage cybersecurity risks when engaging with third-party service providers, including reviewing questionnaires and independent quantitative scores of the vendor’s cyber hygiene, maintaining robust controls to address and mitigate significant risks that may arise, and performing ongoing assessments and reviews throughout the duration of the engagement.

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

As of the date of this report, no risks from cybersecurity threats, including those resulting from any previous cybersecurity incidents, have materially affected, or are reasonably likely to materially affect, the Corporation, including its business strategy, results of operations or financial condition. Although the Corporation has mature processes in place to identify and mitigate potential risks from cybersecurity threats, such risks cannot be completely eliminated. More information on the risks of cybersecurity threats and potential impact to the Corporation can be found in Item 1A. Risk Factors.

Governance
Role of Management
Dow’s Information Systems organization is led by Dow’s Chief Information and Digital Officer, who reports to Dow's Chief Operating Officer, and is responsible for administration of the cybersecurity and information security framework and risk management, including that of the Corporation, with oversight by the Dow Inc. Audit Committee.

Dow’s Chief Information and Digital Officer has formal education in information technology and more than 30 years of experience in information systems and technology, including as the vice president of Global Information Technology. Prior to joining Dow, the Chief Information and Digital Officer held a variety of leadership roles including vice president of Information Technology at Cargill, Incorporated. The Chief Information and Digital Officer receives regular updates on cybersecurity matters, results of mitigation efforts and cybersecurity incident response and remediation.

Dow management responsible for developing and executing its cybersecurity policies is comprised of individuals with either formal education and degrees in information technology or cybersecurity, or with experience working in information technology and cybersecurity, including relevant experience in security related industries. Additionally, leaders in Dow’s information technology function receive periodic training and education on cybersecurity related topics. Certain leaders also obtain industry certifications, such as Certified Information Systems Security Professional or Certified Information Security Manager.

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

ITEM 3. LEGAL PROCEEDINGS
Asbestos-Related Matters
The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past several decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC's premises, and UCC's responsibility for asbestos suits filed against a former subsidiary, Amchem Products, Inc.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pursuant to General Instruction I of Form 10-K "Omission of Information by Certain Wholly-Owned Subsidiaries," this section includes only management's narrative analysis of the results of operations for the year ended December 31, 2024, the most recent fiscal year, compared with the year ended December 31, 2023, the fiscal year immediately preceding it.

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

TDCC conducts its worldwide operations through global businesses and the Corporation's business activities comprise components of TDCC's global businesses rather than stand-alone operations. Further, the Corporation sells substantially all of its products to TDCC in order to simplify the customer interface process at prices determined in accordance with the terms of an agreement between UCC and TDCC. The Corporation's Board of Directors, acting pursuant to the authority delegated to it by TDCC, functions as the Corporation's chief operating decision maker ("CODM") to assess UCC's results and allocate resources for its operations. The Corporation's results are reported as a single operating segment as the consolidated statements of income are presented to the CODM without further disaggregation.

Divestment of U.S. Gulf Coast Infrastructure Assets
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

On December 1, 2023, the Corporation sold its Common Control Membership Interest to another TDCC subsidiary in exchange for a $1,543 million term loan receivable ("Infrastructure Divestment"), which bears interest based on alternative reference rates and matures on December 1, 2043. This transaction was accounted for as a transfer between entities under common control, which resulted in an increase to additional paid in capital of $893 million, net of tax of $251 million.

RESULTS OF OPERATIONS
Net Sales
Total net sales for 2024 were $4,277 million, which was flat compared with total net sales of $4,296 million in 2023. Net sales to related companies, principally to TDCC, were $4,157 million for 2024, which was flat compared with $4,149 million for 2023. Selling prices to TDCC are determined in accordance with the terms of an agreement between UCC and TDCC.

Average selling price decreased 8 percent in 2024 compared with 2023. Price decreased in most product lines in response to lower downstream pricing, driven by industry supply additions and lower global energy and feedstock costs, with the most significant decreases in plastics used for wire and cable applications, vinyl acetate monomers, polyethylene and glycol ethers. Volume increased 8 percent in 2024 compared with 2023. Volume increased in most product lines, with the most significant increases in polyethylene, glycol ethers and plastics used for wire and cable applications. Volume increases were primarily due to increased demand, improved internal and external raw material supply availability and decreased impact of planned maintenance turnaround activity for certain products and certain unplanned events compared with 2023.

Additionally, ethylene oxide volume for 2024 largely recovered from lost production due to a freeze event and a steam outage in the first quarter of 2024, planned maintenance turnaround activity in the second quarter of 2024 and the proactive response to hurricane threats in the third quarter of 2024. Ethanolamines volume for 2024 also largely recovered from the impacts of downtime due to planned maintenance turnaround activity in the third quarter of 2024, which had been extended due to equipment failures and other unplanned maintenance; and raw material, power and steam limitations.

Cost of Sales
Cost of sales in 2024 was $3,968 million, up 4 percent from $3,804 million in 2023. Cost of sales as a percentage of total net sales increased to 92.8 percent in 2024 compared with 88.5 percent in 2023, primarily due to lower selling prices; spending for unplanned events and additional discovery during planned maintenance turnaround activities and preparation, start-up and recovery from hurricane threats and impacts; a one-time materials disposal charge related to a divested business; and higher costs of site services provided by the TDCC Infrastructure Subsidiary; partially offset by related party insurance recoveries in 2024 related to an unplanned shutdown of a manufacturing site in 2023. See Note 17 to the Consolidated Financial Statements for additional information about related party transactions.

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

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as charges for management services provided by TDCC, non-operating pension and other postretirement benefit plan credits or costs, commissions, gains and losses on sales of investments and assets, and gains and losses on foreign currency exchange.

Sundry income (expense) – net for 2024 was expense of $110 million compared with expense of $25 million in 2023. Sundry income (expense) – net in 2024 included a $2 million gain on the sale of the Corporation's remaining ownership interest in a TDCC joint venture to a TDCC subsidiary and lower overall non-operating pension and other postretirement benefit plan costs compared with 2023, which included a significant pension settlement charge.

Sundry income (expense) – net in 2023 included a $206 million gain on the sale of an initial portion of the Corporation's ownership interest in a TDCC joint venture to a TDCC subsidiary and equity earnings of $10 million from the Corporation's investment in the TDCC Infrastructure Subsidiary, partially offset by non-operating pension and other postretirement benefit plan costs, which included a pension settlement charge of $149 million. See Notes 5, 15 and 17 to the Consolidated Financial Statements for additional information.

Interest Income
Interest income for 2024 was $134 million, compared with $49 million in 2023. The increase in interest income primarily resulted from interest earned on the term loan related to the December 2023 Infrastructure Divestment. See Note 17 to the Consolidated Financial Statements for additional information related to the Corporation's related party investment, cash management and loan activities.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $8 million in 2024 compared with $16 million in 2023, reflecting reduced interest expense resulting from the maturity and payment of long-term debt of $129 million in April 2023. See Note 11 to the Consolidated Financial Statements for additional information related to the Corporation's debt financing activities.

Provision for Income Taxes
The Corporation reported a tax provision of $47 million in 2024, which resulted in an overall effective tax rate of 15.8 percent. In 2023, the Corporation reported a tax provision of $73 million, which resulted in an overall effective tax rate of 16.1 percent. The tax rate for 2024 was favorably impacted by U.S. federal and state accrual to return adjustments. The tax rate for 2023 was favorably impacted by interest on accrued taxes receivable and a benefit related to the sale of a portion of its 50 percent ownership interest in a joint venture with TDCC. The underlying factors affecting UCC's overall effective tax rates are summarized in Note 6 to the Consolidated Financial Statements.

Net Income Attributable to UCC
The Corporation reported net income of $250 million in 2024, compared with net income of $381 million in 2023.

Capital Expenditures
Capital spending in 2024 was $338 million, compared with $274 million in 2023, as the Corporation increased investment in production assets, primarily on the U.S. Gulf Coast.

Pension Plans
As announced in 2021, UCC’s pension plans were frozen for substantially all employees who participated in the U.S. defined benefit pension programs effective December 31, 2023. In the fourth quarter of 2023, the Corporation spun off a portion of its existing tax-qualified U.S defined benefit pension plan into a new tax-qualified pension plan, which includes the tax-qualified benefit obligations for substantially all employees hired after January 1, 2008. These employees earned benefits based on a set percentage of annual pay, plus interest, and the spin of this plan provides the Corporation the ability to separately manage the assets and obligations of plans with like benefits. In the second quarter of 2024, as part of its ongoing pension de-risking initiatives, the Corporation initiated the termination of the new tax-qualified pension plan. As part of the plan termination process, the Corporation will offer participants of this plan annuity or lump sum distribution options. Final asset distributions are expected to be paid from plan assets in the fourth quarter of 2025. The Corporation anticipates that these asset distributions will result in pension settlement charges, with the amounts dependent on various factors, including interest rates, plan asset returns, annuity pricing and participant distribution elections.

See Note 15 to the Consolidated Financial Statements for additional information related to the Corporation's pension plans.

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

Asbestos-Related Matters
The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past several decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC’s premises, and UCC’s responsibility for asbestos suits filed against a former UCC subsidiary, Amchem Products, Inc. ("Amchem"). Each year, Ankura Consulting Group, LLC ("Ankura") performs a review for UCC based upon historical asbestos claims and resolution activity and historical defense spending. UCC compares current asbestos claim, resolution and defense spending activity to the results of the most recent Ankura study at each balance sheet date to determine whether the asbestos-related liability for pending and future claims, including future defense and processing costs, continues to be appropriate.

For additional information, see Part I, Item 3. Legal Proceedings; Asbestos-Related Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations; and Notes 1 and 12 to the Consolidated Financial Statements.

Environmental Matters
The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. At December 31, 2024, the Corporation had accrued obligations of $184 million for probable environmental remediation and restoration costs, including $35 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. For further discussion, see Environmental Matters in Notes 1 and 12 to the Consolidated Financial Statements.

Pension Plans and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could have been settled at December 31, 2024, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note 15 to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods. The Corporation's pension plans were frozen effective December 31, 2023, and therefore, participants do not accrue additional benefits for future service and compensation.

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

The Corporation determines the expected long-term rate of return on plan assets by performing a detailed analysis of key economic and market factors driving historical returns for each asset class and formulating a projected return based on factors in the current environment. Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads, and other valuation measures and market metrics. The expected long-term rate of return for each asset class is then weighted based on the strategic asset allocation approved by the governing body for each plan. The Corporation's historical experience with the pension fund asset performance is also considered. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2024 and 2023 was 6.40 percent. The weighted-average assumption to be used for determining 2025 net periodic pension expense is 6.33 percent. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Corporation's pension plans.

The discount rates utilized to measure the pension and other postretirement benefit obligations are based on the yield on high-quality corporate fixed income investments at the measurement date. Future expected actuarially determined cash flows for the plans are individually discounted at the spot rates under the Willis Towers Watson U.S. RATE:Link 60-90 corporate yield curve (based on 60th to 90th percentile high-quality corporate bond yields) to arrive at the plan’s obligations as of the measurement date. The weighted-average discount rate utilized to measure pension obligations was 5.67 percent at December 31, 2024 and 5.25 percent at December 31, 2023.

The value of the Corporation's qualified plans' assets totaled $2.2 billion at December 31, 2024, a decrease from $2.4 billion at December 31, 2023. The net underfunded status of the Corporation's qualified plans increased by $31 million at December 31, 2024, compared with December 31, 2023. The Corporation did not make contributions to the qualified plans in 2024. The Corporation uses a generational mortality table to determine the duration of its pension and other postretirement obligations.

The Corporation bases the determination of pension expense on a market-related valuation of plan assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2024, $435 million of net losses remain to be recognized in the calculation of the market-related value of plan assets. These net losses will result in increases in future pension expense as they are recognized in the market-related value of assets.

The net decrease in the market-related value of assets due to the recognition of prior losses is presented in the following table:

Net Decrease in Market-Related Asset Value Due to Recognition of Prior Losses
In millions
2025	$180
2026	183
2027	40
2028	32
Total	$435

Excluding the impact of the Corporation's planned 2025 de-risking activities, the Corporation expects pension expense to increase in 2025 by approximately $11 million. The increase is driven primarily by lower expected returns on plan assets.

A 25 basis point increase or decrease in the long-term return on assets assumption would change the Corporation's total pension expense by $6 million for 2025. A 25 basis point increase or decrease in the discount rate assumption would not significantly impact the Corporation's total pension expense for 2025.

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

At December 31, 2024, the Corporation had a net deferred tax asset balance of $253 million, after valuation allowances of $10 million. In evaluating the ability to realize the deferred tax assets, the Corporation relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

The Corporation recognizes the financial statement effects of an uncertain tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. At December 31, 2024, the Corporation had a liability for uncertain tax positions of $8 million. For additional information, see Note 6 to the Consolidated Financial Statements.

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

Dow believes third-party verification and transparent public reporting are cornerstones of world-class EH&S performance and building public trust. Numerous Dow sites in Europe, Latin America, Asia Pacific and the U.S. & Canada, including UCC sites, have received third-party verification of compliance with Responsible Care® and with outside specifications such as ISO-14001. Dow continues to be a global champion of Responsible Care® and has worked to broaden the application and impact of Responsible Care® around the world through engagement with Dow's peer companies, suppliers, customers and joint venture partners.

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

Climate Protection
Evaluation of climate-related risks and opportunities continues to be a catalyst for the development of Dow’s Decarbonize & Grow strategy (Dow’s climate transition plan), its water-intensity goal and its new nature goal. Dow's science-based strategy includes a phased approach to decarbonize while meeting growing demand for Dow's products and contributing to a low-carbon future through continued investment in new products, technologies and processes.

In 2020, Dow set a target to be carbon neutral by 2050 across Scopes 1, 2 and 3, as defined by the Greenhouse Gas Protocol Corporate Accounting and Reporting Standard, plus product benefits. Dow’s Protect the Climate goals include reducing net annual greenhouse gas ("GHG") emissions by 5 million metric tons by 2030 versus its 2020 baseline, representing approximately a 15 percent reduction versus 2020 and a nearly 30 percent reduction since 2005. In 2021, Dow outlined a path to decarbonize its production processes (Scope 1 and 2 carbon dioxide equivalent ("CO2e") emissions), utilizing a phased approach in which end-of-life capacity is replaced with higher-efficiency, lower GHG emitting assets. In 2024, Dow continued near-term progression in its Decarbonize & Grow strategy by starting construction of its Fort Saskatchewan Path2Zero project which will be the world’s first net-zero Scope 1 and 2 emissions ethylene complex, when completed, and will decarbonize approximately 20 percent of Dow’s global ethylene production capacity. Dow also continued to advance a project with X-energy to commercialize an advanced small modular nuclear reactor that will generate GHG emissions-free process heat and energy at UCC's site in Seadrift, Texas. In the near term, energy reduction and optimization projects will provide continuous progress toward Dow’s carbon-neutral ambitions.

Dow is also committed to advancing water stewardship within its operations and supply chain and with downstream customers and to working collaboratively to enhance water management at the watershed level. In addition to Dow's target to reduce freshwater intake intensity at six key water-stressed sites by 20 percent from its 2015 baseline by the end of 2025, Dow announced in 2024 a robust new 2050 water resilience strategy as well as a 50,000 acre habitat conservation target to address these key elements of climate adaptation.

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

Managing Climate Risks
Management of climate risk is assigned to Dow’s Climate Steering Team (“CST”), which is accountable for developing and implementing plans to mitigate risk and for tracking actions and progress against those plans. With oversight and accountability by the CST, specific carbon-related risks are managed by Dow’s Climate Program Management Office (“PMO”). The PMO partners with subject matter experts to develop and implement strategies to mitigate or eliminate climate-related risks. The team develops specific action plans and ensures owners are assigned to drive forward progress in order to reduce Dow’s and UCC's risk exposure. Risk mitigation status updates are provided to Dow's executive leaders on a regular basis and discussions include risk time horizons and/or magnitude of impact to confirm that the strategy remains solid.

Environmental Remediation
UCC accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note 1 to the Consolidated Financial Statements. To assess the impact on the consolidated financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had an accrued liability of $149 million at December 31, 2024 and $157 million at December 31, 2023, related to the remediation of current or former UCC-owned sites.

In addition to current and former UCC-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as "Superfund Law"), UCC is liable for remediation of other hazardous waste sites where UCC allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Because Superfund Law imposes joint and several liability upon each party at a site, UCC has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties ("PRPs") at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management's estimate of the Corporation's remaining liability for the remediation of Superfund sites was $35 million at December 31, 2024 and $37 million at December 31, 2023, which has been accrued, although the ultimate cost with respect to these sites could exceed that amount. The Corporation has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites	UCC-owned Sites [1]		Superfund Sites [2]
	2024	2023	2024	2023
Number of sites at Jan 1	25	26	63	61
Sites added during year	—	—	—	3
Sites closed during year	—	(1)	(1)	(1)
Number of sites at Dec 31	25	25	62	63
1.UCC-owned sites are sites currently or formerly owned by UCC. In the United States, remediation obligations are imposed by the Resource Conservation and Recovery Act or analogous state law.
2.Superfund sites are sites, including sites not owned by UCC, where remediation obligations are imposed by Superfund Law.

In total, the Corporation's accrued liability for probable environmental remediation and restoration costs was $184 million at December 31, 2024, compared with $194 million at December 31, 2023. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation's management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation's results of operations, financial condition and cash flows.

The amounts charged to income on a pretax basis related to environmental remediation totaled $37 million in 2024, $44 million in 2023 and $72 million in 2022. The amounts charged to income on a pretax basis related to operating the Corporation's pollution abatement facilities, excluding internal recharges, totaled $24 million in 2024, $106 million in 2023 and $119 million in 2022. The decrease in charges to operate pollution abatement facilities was primarily due to the Infrastructure Divestment, as the primary pollution abatement facilities are now operated by the TDCC Infrastructure Subsidiary. Capital expenditures for environmental protection were $16 million in 2024, $47 million in 2023 and $38 million in 2022.

Asbestos-Related Matters
The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past several decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC's premises, and UCC's responsibility for asbestos suits filed against a former UCC subsidiary, Amchem. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to UCC's products.

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2024	2023	2022
Claims unresolved at Jan 1	6,367	6,873	8,747
Claims filed	4,568	4,199	4,664
Claims settled, dismissed or otherwise resolved	(5,122)	(4,705)	(6,538)
Claims unresolved at Dec 31	5,813	6,367	6,873
Claimants with claims against both UCC and Amchem	(1,005)	(1,236)	(1,530)
Individual claimants at Dec 31	4,808	5,131	5,343

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

Debt Covenants and Default Provisions
The Corporation's outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation's size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at December 31, 2024.

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

UCC uses value-at-risk ("VAR"), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Corporation is a variance/covariance model. This model uses a 97.5 percent confidence level and includes at least one year of historical data. The 2024 and 2023 year-end and average daily VAR for the aggregate of all positions are shown below:

Total Daily VAR at Dec 31	2024		2023
In millions	Year-end	Average	Year-end	Average
Interest rate	$2	$3	$3	$4

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of Union Carbide Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Union Carbide Corporation and subsidiaries (the "Corporation") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Asbestos - Refer to Notes 1 and 12 to the Financial Statements

Critical Audit Matter Description

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past several decades. The Corporation expects more asbestos-related suits to be filed against the Corporation and its former subsidiary Amchem Products, Inc. in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims. Since 2003, the Corporation has engaged a third-party actuarial specialist to review the Corporation's historical asbestos-related claim and resolution activity in order to assist management in estimating the Corporation's asbestos-related liability. The Corporation considers quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs.
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
•With the assistance of our actuarial specialists, we performed testing to develop an independent estimate of the asbestos-related liabilities and compared our estimate to management’s estimate.
•We read external information included in regulatory filings and news releases to search for contradictory evidence.

/s/ DELOITTE & TOUCHE LLP
Midland, Michigan
February 4, 2025

We have served as the Corporation's auditor since 2001.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

(In millions) For the years ended Dec 31,	2024	2023	2022
Net trade sales	$120	$147	$191
Net sales to related companies	4,157	4,149	5,258
Total net sales	4,277	4,296	5,449
Cost of sales	3,968	3,804	4,586
Research and development expenses	22	22	26
Selling, general and administrative expenses	6	10	10
Restructuring and asset related charges - net	—	14	—
Sundry income (expense) - net	(110)	(25)	(53)
Interest income	134	49	18
Interest expense and amortization of debt discount	8	16	26
Income before income taxes	297	454	766
Provision for income taxes	47	73	172
Net income attributable to Union Carbide Corporation	$250	$381	$594
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For the years ended Dec 31,	2024	2023	2022
Net income attributable to Union Carbide Corporation	$250	$381	$594
Other comprehensive income (loss), net of tax
Cumulative translation adjustments	1	1	(1)
Pension and other postretirement benefit plans	(2)	58	150
Total other comprehensive income (loss)	(1)	59	149
Comprehensive income attributable to Union Carbide Corporation	$249	$440	$743
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

(In millions, except share amounts) At Dec 31,	2024	2023
Assets
Current Assets
Cash and cash equivalents	$11	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2024: $—; 2023: $—)	16	16
Related companies	846	700
Other	18	14
Income taxes receivable	42	238
Notes receivable from related companies	593	799
Inventories	296	227
Other current assets	31	36
Total current assets	1,853	2,041
Investments
Investments in related companies	237	237
Other investments	12	15
Noncurrent receivables	31	99
Noncurrent receivables from related companies	1,642	1,598
Total investments	1,922	1,949
Property
Property	5,732	5,406
Less accumulated depreciation	4,611	4,512
Net property	1,121	894
Other Assets
Intangible assets (net of accumulated amortization 2024: $95; 2023: $93)	6	7
Operating lease right-of-use assets	61	85
Deferred income tax assets	253	257
Deferred charges and other assets	17	39
Total other assets	337	388
Total Assets	$5,233	$5,272
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$19	$68
Notes payable - other	—	1
Long-term debt due within one year	126	1
Accounts payable:
Trade	336	286
Related companies	470	420
Other	30	12
Operating lease liabilities - current	12	17
Income taxes payable	21	30
Asbestos-related liabilities - current	78	80
Accrued and other current liabilities	136	116
Total current liabilities	1,228	1,031
Long-Term Debt	143	259
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	402	395
Asbestos-related liabilities - noncurrent	713	787
Operating lease liabilities - noncurrent	49	68
Other noncurrent obligations	512	567
Total other noncurrent liabilities	1,676	1,817
Stockholders' Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	1,034	1,034
Retained earnings	2,496	2,474
Accumulated other comprehensive loss	(1,344)	(1,343)
Union Carbide Corporation's stockholders' equity	2,186	2,165
Total Liabilities and Equity	$5,233	$5,272
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended Dec 31,	2024	2023	2022
Operating Activities
Net income attributable to Union Carbide Corporation	$250	$381	$594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144	170	199
Provision (credit) for deferred income tax	4	(18)	5
Net gain on sales of property and investments	(1)	(1)	(3)
Net gain on sale of ownership interest in related party	(2)	(206)	—
Restructuring and asset related charges - net	—	14	—
Net periodic pension benefit cost	27	184	9
Pension contributions	(2)	(2)	(3)
Changes in assets and liabilities:
Accounts and notes receivable	(4)	31	14
Related company receivables	118	225	658
Inventories	(69)	22	(6)
Accounts payable	68	4	(89)
Related company payables	1	26	(190)
Asbestos-related payments	(76)	(80)	(69)
Other assets and liabilities	108	(52)	75
Cash provided by operating activities	566	698	1,194
Investing Activities
Capital expenditures	(338)	(274)	(143)
Proceeds from sale of ownership interest in related party	2	206	—
Change in noncurrent receivable from related company	(3)	6	7
Proceeds from sales of property and investments	4	12	3
Cash used for investing activities	(335)	(50)	(133)
Financing Activities
Dividends paid to parent	(228)	(512)	(1,063)
Changes in short-term notes payable	(1)	(3)	4
Payments on long-term debt	(2)	(132)	(3)
Cash used for financing activities	(231)	(647)	(1,062)
Summary
Increase (decrease) in cash and cash equivalents	—	1	(1)
Cash and cash equivalents at beginning of year	11	10	11
Cash and cash equivalents at end of year	$11	$11	$10
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

(In millions) For the years ended Dec 31,	2024	2023	2022
Common Stock
Balance at beginning and end of period	$—	$—	$—
Additional Paid-in Capital
Balance at beginning and end of period	1,034	141	141
Common control transaction (Note 17)	—	893	—
Balance at end of period	1,034	1,034	141
Retained Earnings
Balance at beginning of period	2,474	2,605	3,074
Net income attributable to Union Carbide Corporation	250	381	594
Dividends declared	(228)	(512)	(1,063)
Balance at end of period	2,496	2,474	2,605
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,343)	(1,402)	(1,551)
Other comprehensive income (loss)	(1)	59	149
Balance at end of period	(1,344)	(1,343)	(1,402)
Union Carbide Corporation's Stockholder's Equity	$2,186	$2,165	$1,344
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

TDCC conducts its worldwide operations through global businesses and the Corporation's business activities comprise components of TDCC's global businesses rather than stand-alone operations. Further, the Corporation sells substantially all of its products to TDCC in order to simplify the customer interface process. The Corporation's Board of Directors ("Board"), acting pursuant to the authority delegated to it by TDCC, functions as the Corporation's chief operating decision maker ("CODM") to assess UCC's results and allocate resources for its operations. The Corporation's results are reported as a single operating segment as the consolidated statements of income are presented to the CODM without further disaggregation.

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

The Corporation routinely utilizes exchange, swap and tolling arrangements with other companies for raw materials and finished goods to increase sourcing options, shorten delivery times, and reduce freight and other transportation costs. These transactions are treated as non-monetary exchanges and are valued at cost.

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

Leases
The Corporation determines whether a contract contains a lease at contract inception. A contract contains a lease if there is an identified asset and the Corporation has the right to control the asset. Operating lease right-of-use (“ROU”) assets represent UCC’s right to use an underlying asset for the lease term, and lease liabilities represent UCC’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Corporation uses the incremental borrowing rate in determining the present value of lease payments, unless the implicit rate is readily determinable. If lease terms include options to extend or terminate the lease, the ROU asset and lease liability are measured based on the reasonably certain decision. Leases with a term of 12 months or less at the commencement date are not recognized on the balance sheet and are expensed as incurred.

The Corporation has lease agreements with lease and non-lease components, which are accounted for as a single lease component for nearly all classes of leased assets for which UCC is the lessee. Additionally, for certain equipment leases, the portfolio approach is applied to account for the operating lease ROU assets and lease liabilities. In the consolidated statements of income, lease expense for operating lease payments is recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term.

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the fourth quarter of 2024, the Corporation adopted the annual and interim disclosure requirements of Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments expand a public business entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM, clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. See Note 18 for applicable reportable segment disclosures required by this guidance.

Accounting Guidance Issued But Not Adopted at December 31, 2024
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public business entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public business entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The adoption of the ASU is not expected to have a material impact on the Corporation's consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which is intended to improve disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Corporation is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

SEC Final Rules Not Adopted at December 31, 2024
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

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 16 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $29 million at December 31, 2024 ($31 million at December 31, 2023), of which $2 million ($2 million at December 31, 2023) was included in "Accrued and other current liabilities" and $27 million ($29 million at December 31, 2023) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

NOTE 4 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
2023 Restructuring Program
In the first quarter of 2023, the Corporation initiated restructuring actions to achieve its structural cost improvement initiatives in response to the continued economic impact from the global recessionary environment and to enhance its agility and long-term competitiveness across the economic cycle. The program includes workforce cost reductions and actions to rationalize the Corporation's manufacturing assets, which includes asset write-down and write-off charges. These actions were substantially complete at the end of 2024. As a result of these actions, the Corporation recorded pretax restructuring charges of $14 million, included in "Restructuring and asset related charges - net" in the consolidated statements of income. The charges consisted of severance and related benefit costs of $12 million and asset write-downs and write-offs of $2 million. The Corporation paid $11 million for severance and related benefit costs through December 31, 2024.

At December 31, 2024, a liability for severance and related benefit costs of $1 million ($2 million at December 31, 2023) was included in "Accrued and other current liabilities" in the consolidated balance sheets.

NOTE 5 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net
In millions	2024	2023	2022
General administrative and overhead type services and service fees [1]	$(69)	$(72)	$(65)
Net commission expense - related company [1]	(20)	(19)	(19)
Non-operating pension and other postretirement benefit plan net credits (costs) [2]	(22)	(144)	34
Gain on sale of ownership interest in related party [3]	2	206	—
Net gain on sales of property	1	1	3
Equity in earnings of nonconsolidated affiliate [1]	—	10	—
Other - net	(2)	(7)	(6)
Total sundry income (expense) - net	$(110)	$(25)	$(53)
1.See Note 17 for additional information.
2.The 2023 expense includes pretax pension settlement charges of $149 million related to the transfer of certain plan obligations to an insurance company. See Note 15 for additional information about the Corporation's pension and other postretirement benefit plans, including pension settlement charges.
3.These amounts relate to the sale of the Corporation's ownership interest in Dow Technology Investments LLC. See Note 17 for additional information.

Supplier Finance Program
The Corporation is a party to a supply chain financing (“SCF”) program, facilitated by TDCC, which can be used in the ordinary course of business to extend payment terms with the Corporation's vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Corporation. The vendor receives payment from the financial intermediary, and the Corporation pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Corporation is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize TDCC's creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. Neither TDCC nor the Corporation provide guarantees related to the SCF program. At December 31, 2024, the Corporation's outstanding obligations confirmed as valid under the SCF program were $36 million ($27 million at December 31, 2023), included in “Accounts payable – Trade” in the consolidated balance sheets.

The following table summarizes the activity of the SCF program for the years ended December 31, 2024 and 2023:

Supplier Finance Program Activity
In millions	2024	2023
Confirmed obligations outstanding at Jan 1	$27	$29
Invoices confirmed to financial intermediary	117	102
Confirmed invoices paid to financial intermediary	(108)	(104)
Confirmed obligations outstanding at Dec 31	$36	$27

Supplemental Cash Flow Information
The following table shows cash paid (refunded) for interest and income taxes for the years ended December 31, 2024, 2023 and 2022:

Supplemental Cash Flow Information	2024	2023	2022
In millions
Cash paid (refunded) during year for:
Interest	$21	$26	$31
Income taxes [1]	$(211)	$102	$63
Noncash investing activities:
Capitalized interest - related company term loan [1]	$99	$—	$—
1.See Note 17 for additional information.

NOTE 6 - INCOME TAXES

Geographic Allocation of Income and Provision for Income Taxes
In millions	2024	2023	2022
Income (loss) before income taxes
Domestic	$297	$455	$767
Foreign	—	(1)	(1)
Income before income taxes	$297	$454	$766
Current tax expense (benefit)
Federal	$45	$96	$157
State and local	(3)	(6)	9
Foreign	1	1	1
Total current tax expense	$43	$91	$167
Deferred tax expense (benefit)
Federal	$7	$(19)	$(2)
State and local	(3)	1	3
Foreign	—	—	4
Total deferred tax expense (benefit)	$4	$(18)	$5
Provision for income taxes	$47	$73	$172
Net income	$250	$381	$594

Reconciliation to U.S. Statutory Rate	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Unrecognized tax benefits and related interest	(1.1)	(2.7)	(0.7)
Federal tax accrual adjustments	(2.1)	—	—
State and local tax impact	(2.1)	(1.2)	1.7
Other - net	0.1	(1.0)	0.5
Effective Tax Rate	15.8%	16.1%	22.5%

Deferred Tax Balances at Dec 31	2024		2023
In millions	Assets	Liabilities	Assets	Liabilities
Property	$—	$109	$—	$123
Tax loss and credit carryforwards	13	—	11	—
Postretirement benefit obligations	95	—	92	—
Other accruals and reserves	251	—	270	—
Inventory	1	—	2	—
Other - net	12	—	16	—
Subtotal	$372	$109	$391	$123
Valuation allowances [1]	(10)	—	(11)	—
Total	$362	$109	$380	$123
1.Primarily related to the realization of recorded tax benefits on state tax loss carryforwards from operations in the United States.

Operating Loss and Tax Credit Carryforwards at Dec 31	2024	2023
In millions	Assets	Assets
Operating loss carryforwards
Expire within 5 years	$4	$5
Expire after 5 years or indefinite expiration	4	3
Total operating loss carryforwards	$8	$8
Tax credit carryforwards
Expire within 5 years	$2	$2
Expire after 5 years or indefinite expiration	3	1
Total tax credit carryforwards	$5	$3
Total tax loss and tax credit carryforwards	$13	$11

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested were zero at December 31, 2024 and December 31, 2023. Accordingly, there are no unrecognized deferred tax liabilities related to such earnings.

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

Under this method, the U.S. Gulf Coast Infrastructure Assets transactions and sale of UCC's ownership interest in Dow Technology Investments LLC, as discussed in Note 17, resulted in the recognition of a $299 million tax payable at December 31, 2024 ($301 million at December 31, 2023), included in “Other noncurrent obligations” in the consolidated balance sheets.

The following table provides a reconciliation of the Corporation's unrecognized tax benefits:

Total Gross Unrecognized Tax Benefits
In millions	2024	2023	2022
Total unrecognized tax benefits at Jan 1	$8	$8	$8
Decreases related to positions taken on items from prior years	—	—	—
Increases related to positions taken on items from prior years	—	—	—
Total unrecognized tax benefits at Dec 31	$8	$8	$8
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$8	$8	$8
Total amount of interest and penalties (benefit) recognized in "Provision for income taxes"	$(4)	$(12)	$(10)
Total accrual for interest and penalties recognized in the consolidated balance sheets	$11	$11	$10

The Corporation is currently under examination in a number of tax jurisdictions, including the U.S. federal and various state jurisdictions. The earliest open tax years are 2004 for state income taxes and 2007 for federal income taxes in the United States.

NOTE 7 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories at Dec 31
In millions	2024	2023
Finished goods	$238	$189
Work in process	44	30
Raw materials	72	60
Supplies	94	87
Total	$448	$366
Adjustment of inventories to the LIFO basis	(152)	(139)
Total inventories	$296	$227

Inventories valued on the LIFO basis, principally U.S. chemicals and plastics product inventories, represented 68 percent of the total inventories at December 31, 2024 and 60 percent of the total inventories at December 31, 2023.

NOTE 8 - PROPERTY
The following table provides a breakdown of property:

Property at Dec 31	Estimated Useful Lives (Years)
In millions		2024	2023
Land and land improvements	0-25	$68	$68
Buildings	5-50	259	259
Machinery and equipment	3-20	4,875	4,799
Other property	3-30	112	111
Construction in progress	—	418	169
Total property		$5,732	$5,406

The following table provides information regarding depreciation expense and capitalized interest:

In millions	2024	2023	2022
Depreciation expense	$117	$146	$165
Capitalized interest	$13	$8	$5

NOTE 9 - INVESTMENTS IN RELATED COMPANIES
The Corporation's ownership interests in related companies at December 31, 2024 and 2023 were as follows:

Investments in Related Companies at Dec 31	Ownership Interest		Investment Balance
In millions	2024	2023	2024	2023
Dow International Holdings Company	5%	5%	$232	$232
Dow Quimica Mexicana S.A. de C.V.	14%	14%	5	5
Total investments in related companies			$237	$237

NOTE 10 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation's intangible assets:

Intangible Assets at Dec 31	2024			2023
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$33	$(33)	$—	$33	$(33)	$—
Software	68	(62)	6	67	(60)	7
Total intangible assets	$101	$(95)	$6	$100	$(93)	$7

The following table provides information regarding amortization expense:

Amortization Expense
In millions	2024	2023	2022
Software, included in "Cost of sales"	$2	$3	$5

Total estimated amortization expense for the next five fiscal years, including amounts expected to be capitalized, is as follows:

Estimated Amortization Expense for Next Five Years
In millions
2025	$2
2026	$2
2027	$1
2028	$1
2029	$1

NOTE 11 - NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable at Dec 31
In millions	2024	2023
Notes payable to related companies	$19	$68
Notes payable - other	—	1
Total notes payable	$19	$69
Year-end average interest rates	3.15%	1.06%

Long-Term Debt at Dec 31	2024 Average Rate	2024	2023 Average Rate	2023
In millions
Promissory notes and debentures:
Debentures due 2025	6.79%	$12	6.79%	$12
Debentures due 2025	7.50%	113	7.50%	113
Debentures due 2096	7.75%	135	7.75%	135
Finance lease obligations [1]		11		3
Unamortized debt discount and issuance costs		(2)		(3)
Long-term debt due within one year		(126)		(1)
Total long-term debt		$143		$259
1.See Note 13 for additional information.

Maturities of Long-Term Debt for Next Five Years at Dec 31, 2024
In millions
2025	$126
2026	$1
2027	$1
2028	$1
2029	$1

2023 Activity
In 2023, the Corporation repaid $129 million of long-term debt at maturity.

Letters of Credit
The Corporation utilizes letters of credit to support commitments made in the ordinary course of business. While the terms and amounts of letters of credit change, UCC has approximately $5 million of outstanding letters of credit at any given time.

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

At December 31, 2024, the Corporation had accrued obligations of $184 million for probable environmental remediation and restoration costs ($194 million at December 31, 2023), including $35 million for the remediation of Superfund sites ($37 million at December 31, 2023). This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation's management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation's results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability.

The following table summarizes the activity in the Corporation's accrued obligations for environmental matters for the years ended December 31, 2024 and 2023:

Accrued Liability for Environmental Matters
In millions	2024	2023
Balance at Jan 1	$194	$183
Accrual adjustment	37	49
Payments against reserve	(47)	(37)
Foreign currency impact	—	(1)
Balance at Dec 31	$184	$194

The amounts charged to income on a pretax basis related to environmental remediation totaled $37 million in 2024, $44 million in 2023 and $72 million in 2022. Capital expenditures for environmental protection were $16 million in 2024, $47 million in 2023 and $38 million in 2022.

Litigation
Asbestos-Related Matters
Introduction
The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past several decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that UCC sold in the past, alleged exposure to asbestos-containing products located on UCC’s premises and UCC’s responsibility for asbestos suits filed against a former UCC subsidiary, Amchem Products, Inc. ("Amchem"). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to the Corporation’s products. The Corporation expects more asbestos-related suits to be filed against UCC and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

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

In December 2024, Ankura completed a study of the Corporation's historical asbestos claim and resolution activity through September 30, 2024, including asbestos-related defense and processing costs, and provided estimates for the undiscounted cost of disposing of pending and future claims against UCC and Amchem through the terminal year of 2049. Based on the study and the Corporation's internal review process, it was determined that no adjustment to the accrual was required. At December 31, 2024, the asbestos-related liability for pending and future claims against UCC and Amchem, including future asbestos-related defense and processing costs, was $791 million and approximately 23 percent of the recorded liability related to pending claims and approximately 77 percent related to future claims.

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

Purchase Commitments
The Corporation has outstanding purchase commitments and various commitments for take-or-pay or throughput agreements. The Corporation was not aware of any purchase commitments that were negotiated as part of a financing arrangement for the facilities that will provide the contracted goods or services or for the costs related to those goods or services at December 31, 2024 and 2023.

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

The components of lease cost for operating and finance leases for the years ended December 31, 2024, 2023 and 2022 were as follows:

Lease Cost	2024	2023	2022
In millions
Operating lease cost	$18	$25	$25
Short-term lease cost	57	41	31
Variable lease cost	19	25	19
Amortization of right-of-use assets - finance	2	3	3
Total lease cost	$96	$94	$78

The following table provides supplemental cash flow and other information related to leases:

Other Lease Information	2024	2023	2022
In millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$18	$24	$25
Financing cash flows for finance leases	$2	$3	$3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2	$12	$2
Finance leases	$11	$2	$1

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at December 31, 2024 and 2023:

Lease Position	Balance Sheet Classification	Dec 31, 2024	Dec 31, 2023
In millions
Assets
Operating lease assets	Operating lease right-of-use assets	$61	$85
Finance lease assets	Property	25	14
Finance lease amortization	Accumulated depreciation	(13)	(12)
Total lease assets		$73	$87
Liabilities
Current
Operating	Operating lease liabilities - current	$12	$17
Finance	Long-term debt due within one year	1	1
Noncurrent
Operating	Operating lease liabilities - noncurrent	49	68
Finance	Long-Term Debt	10	2
Total lease liabilities		$72	$88

The weighted-average remaining lease term and discount rate for leases recorded in the consolidated balance sheets at December 31, 2024 and 2023 are provided below:

Lease Term and Discount Rate	Dec 31, 2024	Dec 31, 2023
Weighted-average remaining lease term
Operating leases	6.7 years	6.7 years
Finance leases	7.9 years	3.8 years
Weighted-average discount rate
Operating leases	3.21%	3.42%
Finance leases	5.49%	4.38%

The following table provides the maturities of lease liabilities at December 31, 2024:

Maturities of Lease Liabilities	Dec 31, 2024
In millions	Operating Leases	Finance Leases
2025	$14	$2
2026	13	2
2027	12	2
2028	10	2
2029	4	2
2030 and thereafter	16	5
Total future undiscounted lease payments	$69	$15
Less: Imputed interest	8	4
Total present value of lease liabilities	$61	$11

At December 31, 2024, the Corporation had no additional leases for assets that have not yet commenced.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of AOCL for the years ended December 31, 2024, 2023 and 2022 were as follows:

Accumulated Other Comprehensive Loss	2024	2023	2022
In millions
Cumulative Translation Adjustment
Beginning balance	$(53)	$(54)	$(53)
Unrealized gains (losses) on foreign currency translation	1	1	—
(Gains) losses reclassified from AOCL to net income [1]	—	—	(1)
Other comprehensive income (loss), net of tax	1	1	(1)
Ending balance	$(52)	$(53)	$(54)
Pension and Other Postretirement Benefits
Beginning balance	$(1,290)	$(1,348)	$(1,498)
Gains (losses) arising during the period	(57)	(116)	96
Tax (expense) benefit	13	25	(22)
Net gains (losses) arising during the period	(44)	(91)	74
Amortization of net loss and prior service credit reclassified from AOCL to net income [2]	55	194	98
Tax expense (benefit) [3]	(13)	(45)	(22)
Net loss and prior service credit reclassified from AOCL to net income	42	149	76
Other comprehensive income (loss), net of tax	(2)	58	150
Ending balance	$(1,292)	$(1,290)	$(1,348)
Total AOCL ending balance	$(1,344)	$(1,343)	$(1,402)
1.Reclassified to "Sundry income (expense) - net."
2.These AOCL components are included in the computation of net periodic benefit cost (credit) of the Corporation's defined benefit pension and other postretirement benefit plans. See Note 15 for additional information.
3.Reclassified to "Provision for income taxes."

NOTE 15 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
Pension Plans
The Corporation has both funded and unfunded defined benefit plans in the United States, which covered substantially all U.S. employees through December 31, 2023. In 2021, TDCC announced changes to the design of its U.S. tax-qualified and non-qualified pension plans, including the plans of the Corporation (the “UCC Plans”). As a result, effective December 31, 2023, the Corporation froze the pensionable compensation and credited service amounts used to calculate pension benefits for substantially all employees who participated in the UCC Plans, except for certain employees subject to collective bargaining agreements. In 2024, the Corporation froze pension benefits for substantially all remaining employees who participated in the UCC Plans.

Separately, in the fourth quarter of 2023, certain of the Corporation’s tax-qualified pension plans purchased a nonparticipating group annuity contract from an insurance company, irrevocably transferring approximately $230 million of benefit obligations and $210 million of related plan assets to the insurers. This transaction did not require any cash funding from the Corporation and did not impact the pension benefits of participants. As a result of this transaction, the Corporation recognized a non-cash pretax settlement charge of $149 million in 2023, related to the accelerated recognition of a portion of the accumulated actuarial losses of the plan, recorded in “Sundry income (expense) – net” in the consolidated statements of income. In the second quarter of 2024, the Corporation initiated the termination of a U.S. tax-qualified pension plan, which includes the tax-qualified benefit obligations for substantially all employees hired after January 1, 2008. These employees earned benefits based on a set percentage of annual pay, plus interest. As part of the plan termination process, the Corporation will offer participants of the plan annuity or lump sum distribution options. Final asset distributions are expected to be paid from plan assets in the fourth quarter of 2025.

The Corporation's funding policy is to contribute to plans when pension laws or economics either require or encourage funding. In 2024, UCC contributed $2 million to its pension plans, including contributions to fund benefit payments for its non-qualified supplemental plan. UCC expects to contribute approximately $3 million to its pension plans in 2025.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit cost are provided below:

Pension Plan Assumptions	Benefit Obligations at Dec 31		Net Periodic Benefit Cost for the Year Ended
	2024	2023	2024	2023	2022
Discount rate	5.67%	5.25%	5.25%	5.72%	2.94%
Interest crediting rate for applicable benefits	3.47%	4.50%	4.50%	4.50%	4.50%
Rate of compensation increase [1]	—%	4.25%	4.25%	4.25%	4.25%
Expected return on plan assets			6.40%	6.80%	6.80%
1.The rate of compensation increase assumption is not relevant at December 31, 2024, due to the freezing of plan benefits.

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

The Corporation funds most of the cost of these health care and life insurance benefits as incurred. In 2024, UCC did not make any contributions to its other postretirement benefit plan trust. Likewise, UCC does not expect to contribute assets to its other postretirement benefit plan trust in 2025.

The weighted-average assumptions used to determine other postretirement benefit plan obligations and net periodic benefit cost for the plan are provided in the following table:

Other Postretirement Benefit Plan Assumptions	Benefit Obligations at Dec 31		Net Periodic Benefit Cost for the Year Ended
	2024	2023	2024	2023	2022
Discount rate	5.64%	5.20%	5.20%	5.56%	2.84%
Health care cost trend rate assumed for next year	7.00%	6.50%	6.50%	6.57%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate health care cost trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate health care cost trend rate	2033	2033	2033	2033	2028

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

Summarized information on the Corporation's pension and other postretirement benefit plans is as follows:

Change in Projected Benefit Obligations, Plan Assets and Funded Status for All Plans	Defined Benefit Pension Plans		Other Postretirement Benefit Plan
In millions	2024	2023	2024	2023
Change in projected benefit obligations:
Benefit obligations at beginning of year	$2,633	$2,860	$133	$128
Service cost	—	32	—	—
Interest cost	129	147	7	7
Actuarial changes in assumptions and experience	(85)	55	(14)	6
Benefits paid	(209)	(246)	(7)	(8)
Settlement [1]	—	(211)	—	—
Other	—	(4)	1	—
Benefit obligations at end of year	$2,468	$2,633	$120	$133

Change in plan assets:
Fair value of plan assets at beginning of year	$2,370	$2,679	$—	$—
Actual return on plan assets	10	146	—	—
Employer contributions	2	2	—	—
Asset transfers	—	(5)	—	—
Benefits paid	(209)	(246)	—	—
Settlement [2]	—	(211)	—	—
Other	4	5	—	—
Fair value of plan assets at end of year	$2,177	$2,370	$—	$—

Funded status at end of year	$(291)	$(263)	$(120)	$(133)

Net amounts recognized in the consolidated balance sheets at Dec 31:
Deferred charges and other assets	$—	$10	$—	$—
Accrued and other current liabilities	(1)	(2)	(11)	(12)
Pension and other postretirement benefits - noncurrent	(290)	(271)	(109)	(121)
Net amount recognized	$(291)	$(263)	$(120)	$(133)

Pretax amounts recognized in accumulated other comprehensive loss at Dec 31:
Net loss (gain)	$1,756	$1,752	$(104)	$(102)
1.The 2023 impact primarily relates to the transfer of certain pension benefit obligations through the purchase of annuity contracts from an insurance company, triggering settlement accounting.
2.The 2023 impact primarily relates to the purchase of an annuity contract associated with the transfer of certain pension benefit obligations to an insurance company, triggering settlement accounting.

A significant component of the overall decrease in the Corporation's benefit obligation for the year ended December 31, 2024, was due to benefits paid and the change in weighted-average discount rates, which increased from 5.25 percent at December 31, 2023, to 5.67 percent at December 31, 2024. A significant component of the overall decrease in the Corporation's benefit obligation for the year ended December 31, 2023 was due to the irrevocable transfer of certain benefit obligations to a third-party insurance company, partially offset by the change in weighted-average discount rates, which decreased from 5.60 percent at December 31, 2022, to 5.25 percent at December 31, 2023.

The accumulated benefit obligation for all defined benefit pension plans was $2.5 billion at December 31, 2024, and $2.6 billion at December 31, 2023.

Pension Plans with Accumulated Benefit Obligations or Pension Benefit Obligations in Excess of Plan Assets at Dec 31
In millions	2024	2023
Accumulated benefit obligations / Pension benefit obligations [1]	$2,468	$2,593
Fair value of plan assets	$2,177	$2,320
1.Cumulative accumulated pension obligations in excess of plan assets and cumulative pension benefit obligations in excess of plan assets are the same at December 31, 2024 and 2023.

Net Periodic Benefit Cost (Credit) for All Plans for the Year Ended Dec 31	Defined Benefit Pension Plans			Other Postretirement Benefit Plan
In millions	2024	2023	2022	2024	2023	2022
Net Periodic Benefit Cost (Credit):
Service cost	$—	$32	$37	$—	$—	$1
Interest cost	129	147	91	7	7	3
Expected return on plan assets	(169)	(204)	(226)	—	—	—
Amortization of prior service credit	—	—	(1)	—	—	—
Amortization of net (gain) loss	67	60	108	(12)	(15)	(9)
Settlement loss [1]	—	149	—	—	—	—
Net periodic benefit cost (credit)	$27	$184	$9	$(5)	$(8)	$(5)
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net (gain) loss	$71	$109	$(47)	$(14)	$7	$(49)
Amortization of prior service credit	—	—	1	—	—	—
Amortization of net gain (loss)	(67)	(60)	(108)	12	15	9
Settlement loss [1]	—	(149)	—	—	—	—
Total recognized in other comprehensive (income) loss	$4	$(100)	$(154)	$(2)	$22	$(40)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$31	$84	$(145)	$(7)	$14	$(45)
1.The 2023 impact relates to the settlement of certain pension benefit obligations through the purchase of a nonparticipating group annuity contract from an insurance company.

Net periodic benefit cost (credit), other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income. See Note 5 for additional information.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at Dec 31, 2024	Defined Benefit Pension Plans	Other Postretirement Benefit Plan
In millions
2025 [1]	$290	$11
2026	209	11
2027	205	11
2028	202	11
2029	197	11
2030 through 2034	914	48
Total	$2,017	$103
1.Includes benefit payments related to the planned termination of a U.S. tax-qualified pension plan.

Plan Assets
Plan assets consist primarily of equity and fixed income securities of U.S. and foreign issuers, and include alternative investments, such as real estate, private equity and other absolute return strategies. Plan assets totaled $2.2 billion at December 31, 2024 and $2.4 billion at December 31, 2023 and included no directly held common stock of Dow Inc.

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

The weighted-average target allocation for plan assets of the Corporation's pension plan is summarized as follows:

Target Allocation for Plan Assets at Dec 31, 2024	Target Allocation
Asset Category
Equity securities	23%
Fixed income securities	45
Alternative investments	27
Other	5
Total	100%

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

The following table summarizes the bases used to measure the Corporation’s pension plan assets at fair value for the years ended December 31, 2024 and 2023:

Basis of Fair Value Measurements	Dec 31, 2024				Dec 31, 2023
In millions	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$178	$157	$21	$—	$203	$188	$15	$—
Equity securities:
U.S. equity securities	$153	$153	$—	$—	$239	$238	$1	$—
Non - U.S. equity securities	225	213	11	1	250	238	11	1
Total equity securities	$378	$366	$11	$1	$489	$476	$12	$1
Fixed income securities:
Debt - government-issued	$660	$—	$660	$—	$720	$—	$720	$—
Debt - corporate-issued	216	—	216	—	265	1	264	—
Debt - asset-backed	34	—	34	—	37	—	37	—
Total fixed income securities	$910	$—	$910	$—	$1,022	$1	$1,021	$—
Alternative investments:
Derivatives - asset position	$12	$—	$12	$—	$7	$—	$7	$—
Derivatives - liability position	(47)	—	(47)	—	(13)	—	(13)	—
Total alternative investments	$(35)	$—	$(35)	$—	$(6)	$—	$(6)	$—
Other investments	$—	$—	$—	$—	$1	$1	$—	$—
Subtotal	$1,431	$523	$907	$1	$1,709	$666	$1,042	$1
Investments measured at net asset value:
Hedge funds	$140				$125
Private markets	460				344
Real estate	155				199
Total investments measured at net asset value	$755				$668
Items to reconcile to fair value of plan assets:
Pension trust receivables [1]	$1				$7
Pension trust payables [2]	(10)				(14)
Total	$2,177				$2,370
1.Primarily receivables for investment securities sold.
2.Primarily payables for investment securities purchased.

The following table summarizes the changes in fair value of Level 3 pension plan assets for the years ended December 31, 2024 and 2023:

Fair Value Measurement of Level 3 Pension Plan Assets	Equity Securities	Alternative Investments	Total
In millions
Balance at Jan 1, 2023	$—	$2	$2
Actual return on plan assets:
Relating to assets held at Dec 31, 2023	1	(2)	(1)
Balance at Dec 31, 2023	$1	$—	$1
Actual return on plan assets:
Relating to assets held at Dec 31, 2024	—	—	—
Balance at Dec 31, 2024	$1	$—	$1

Defined Contribution Plans
U.S. employees may participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Corporation. In addition, beginning on January 1, 2024, all eligible U.S. employees also received an automatic non-elective contribution of 4 percent of eligible compensation to their respective defined contribution plans. Expense recognized for all defined contribution plans was $21 million in 2024, $12 million in 2023 and $12 million in 2022.

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

Assets that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset. For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. There were no transfers between Levels 1 and 2 in the years ended December 31, 2024 and 2023.

The following table summarizes the fair value of the Corporation's financial instruments at December 31, 2024 and 2023:

Fair Value of Financial Instruments	2024				2023
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$11	$—	$—	$11	$10	$—	$—	$10
Long-term debt including debt due within one year	$(269)	$—	$(26)	$(295)	$(260)	$—	$(47)	$(307)
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

On December 1, 2023, UCC sold its Common Control Membership Interest to another TDCC subsidiary in exchange for a $1,543 million term loan receivable, recorded in "Noncurrent receivables from related companies" in the consolidated balance sheets. This loan bears interest based on alternative reference rates and matures on December 1, 2043. This transaction was accounted for as a transfer between entities under common control, which resulted in an increase to additional paid in capital of $893 million, net of tax of $251 million, and recorded in "Additional Paid-in Capital" in the consolidated statements of equity. Interest on the term loan is capitalized, resulting in a term loan balance of $1,642 million at December 31, 2024.

Sale of Ownership Interest in Dow Technology Investments LLC ("DTIL")
In December 2023, the Corporation sold a portion of its 50 percent ownership interest in DTIL, which had no carrying value, to its joint venture partner, Dow Global Technologies LLC ("DGTL"), a TDCC subsidiary, thereby reducing UCC's ownership interest in DTIL to 0.5 percent. As part of this transaction, the Corporation received cash proceeds and recognized a pretax gain of $206 million, recorded in "Sundry income (expense) - net" in the consolidated statements of income. In 2024, the Corporation sold its remaining ownership interest to DGTL for cash proceeds of $2 million and recognized a pretax gain, recorded in "Sundry income (expense) - net" in the consolidated statements of income.

The Corporation evaluated the divestment of the infrastructure assets on the U.S. Gulf Coast and the sale of its ownership interest in DTIL and determined they did not represent strategic shifts that had a major effect on the Corporation’s operations and financial results and did not qualify as an individually significant component of the Corporation. As a result, the transactions are not reported as discontinued operations.

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

The following table summarizes UCC’s transactions with TDCC and a TDCC subsidiary related to product and services agreements for the years ended December 31, 2024, 2023 and 2022:

Product and Services Agreements Transactions	2024	2023	2022	Income Statement
In millions				Classification
Activity-based costs [1]	$599	$158	$89	Cost of sales
Commodity and raw materials purchases [2]	$996	$1,078	$1,909	Cost of sales
Commission expense	$20	$19	$19	Sundry income (expense) - net
General administrative and overhead type services and service fee [3]	$69	$72	$65	Sundry income (expense) - net
1.As a result of UCC's divestment of its infrastructure assets in the fourth quarter of 2023 ("Infrastructure Divestment"), certain site infrastructure-related costs previously administered independently by the Corporation are now performed by another TDCC subsidiary and billed to the Corporation, resulting in increased related party activity-based costs. The Infrastructure Divestment resulted in certain changes in other cost flows, which further increased activity-based costs. Activity-based costs include short-term lease cost of $16 million related to pipeline and site services for the year ended December 31, 2024, included in Lease Cost in Note 13.
2.Period-end balances on hand are included in inventory. The 2024 decrease in purchase costs was primarily due to changes in cost flows resulting from the Infrastructure Divestment. The 2023 decrease in purchase costs was primarily due to lower feedstock and energy costs on lower production.
3.The increase in services and fees in 2023 was primarily due to changes in cost flows and the cost of site infrastructure services resulting from the Infrastructure Divestment.

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

The Corporation experienced an unplanned shutdown of its manufacturing site in Seadrift, Texas, in October 2023, resulting in lost sales and margins in the fourth quarter of 2023. These losses were covered, in part, by an insurance program purchased by TDCC from its insurance affiliate. In the first quarter of 2024, the Corporation recorded insurance recoveries of $22 million from TDCC for covered losses, included in "Cost of sales" in the consolidated statements of income.

Tax Sharing Agreement
In accordance with the Tax Sharing Agreement between the Corporation and TDCC, the Corporation makes payments to TDCC to cover the Corporation's estimated federal tax liability; payments were $90 million in 2024, $113 million in 2023 and $155 million in 2022.

The Corporation recorded decreases of approximately $280 million of its income tax and related interest receivable during 2024 due to tax audit closures. These amounts were reclassified from "Income taxes receivable" and "Noncurrent receivables" in the consolidated balance sheets and settled through the Corporation's cash management process with TDCC and are reflected in "Related company receivables" and "Other assets and liabilities" in the consolidated statements of cash flows.

Cash Management
As part of TDCC’s cash management process, UCC is a party to a revolving loan with TDCC that allows TDCC to borrow an aggregate outstanding amount not to exceed $2 billion. The agreement, which became effective on December 2, 2024, earns interest based on alternative reference rates and matures annually, with automatic one year extensions unless either party terminates the agreement. This agreement amended and restated a prior revolving loan agreement that was scheduled to mature on December 30, 2024, and earned interest based on alternative reference rates. At December 31, 2024, the Corporation had a note receivable of $593 million ($799 million at December 31, 2023) from TDCC under these agreements. The Corporation may draw from the notes in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under the revolving loan agreements is presented in the consolidated statements of cash flows as an operating activity.

The Corporation also has a separate revolving credit agreement with TDCC that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $2 billion. TDCC may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. The agreement was effective December 2, 2024, and amended and restated a prior revolving credit agreement that was scheduled to expire on December 30, 2024 and allowed the Corporation to borrow or obtain credit enhancements up to an aggregate of $1 billion. At December 31, 2024, $1,943 million was available under the new revolving credit agreement ($948 million at December 31, 2023 under the previous revolving credit agreement). At December 31, 2023, TDCC also held certain cash collateral balances from UCC related to credit enhancements, which were reported as "Noncurrent receivables from related companies" in the consolidated balance sheets.

Dividends
On a quarterly basis, the Board reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution.

The following table summarizes cash dividends declared and paid to TDCC for the years ended 2024, 2023 and 2022:

Cash Dividends Declared and Paid	2024	2023	2022
In millions
Cash dividends declared and paid	$228	$512	$1,063

NOTE 18 - BUSINESS AND GEOGRAPHIC REGIONS
TDCC conducts its worldwide operations through global businesses and the Corporation's business activities comprise components of TDCC's global businesses rather than stand-alone operations, as the Corporation sells substantially all of its products to TDCC in order to simplify the customer interface process. The Board, acting pursuant to the authority delegated to it by its parent company, TDCC, functions as the Corporation's CODM to assess UCC's results and allocate resources for its operations. The Corporation's results are reported as a single operating segment as the consolidated statements of income are presented to the CODM without further disaggregation.

Sales are attributed to geographic regions based on customer location; long-lived assets are attributed to geographic regions based on asset location. Sales to external customers and long-lived assets by geographic region were as follows:

Geographic Region Information	United States	Asia Pacific	Rest of World	Total
In millions
2024
Sales to external customers [1]	$119	$1	$—	$120
Long-lived assets	$1,093	$18	$10	$1,121
2023
Sales to external customers [1]	$117	$30	$—	$147
Long-lived assets	$862	$21	$11	$894
2022
Sales to external customers [1]	$182	$3	$6	$191
Long-lived assets	$1,149	$22	$11	$1,182
1.Of total sales to external customers, sales in Malaysia were approximately 1 percent in 2024, 20 percent in 2023 and 1 percent in 2022, and are included in Asia Pacific.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended December 31, 2024, that materially affected or were reasonably likely to materially affect the Corporation's internal control over financial reporting.
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
Management assessed the effectiveness of the Corporation's internal control over financial reporting and concluded that, as of December 31, 2024, such internal control is effective. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework (2013).
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
Omitted pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Omitted pursuant to General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The Dow Inc. Audit Committee pre-approved all auditing services and permitted non-audit services for 2024 (including the fees and terms thereof) to be performed for Dow Inc. and its subsidiaries (including the Corporation) by its independent auditor, subject to the de minimis exception for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act, any such exceptions are approved by the Dow Inc. Audit Committee prior to the completion of the audit. The Corporation's management and its Board of Directors subscribe to these policies and procedures. For the years ended December 31, 2024 and 2023, professional services were performed for the Corporation by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the "Deloitte Entities").

Total fees paid for the Corporation to the Deloitte Entities were $1.5 million in 2024 and 2023. These are the aggregate of fees billed for the audit of the Corporation's annual financial statements, the reviews of the financial statements in the Quarterly Reports on Form 10-Q, statutory audits and other regulatory filings.

Union Carbide Corporation and Subsidiaries
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1. The Corporation's 2024 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (PCAOB ID: 34) are included in Item 8 of this Annual Report on Form 10-K.

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

2.3
Sale and Purchase Agreement, dated as of December 1, 2023, between the Corporation and Dow Multinational Holding LLC, incorporated by reference to Exhibit 2.3 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

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

10.5*	Second Amended and Restated Revolving Credit Agreement, effective as of December 2, 2024, between the Corporation as borrower and The Dow Chemical Company as lender.
10.7*	Third Amended and Restated Revolving Loan Agreement, effective as of December 2, 2024, between The Dow Chemical Company as borrower and the Corporation as lender.
10.9
Contribution Agreement effective as of December 21, 2007, among the Corporation, Dow International Holdings Company and The Dow Chemical Company, incorporated by reference to Exhibit 10.9 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007.

10.10
Agreement (Designation to Provide or Receive Services), effective as of November 1, 2023, between The Dow Chemical Company and the Corporation, incorporated by reference to Exhibit 10.10 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

10.10.1*	Agreement (Designation to Provide or Receive Services), effective as of November 1, 2024, between The Dow Chemical Company and the Corporation.
10.11
Agreement (to Receive Products and Services), effective as of November 1, 2023, between the Corporation and The Dow Chemical Company, incorporated by reference to Exhibit 10.11 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

10.12
Term Loan Agreement, effective as of December 1, 2023, between Dow Multinational Holding LLC as borrower and the Corporation as lender, incorporated by reference to Exhibit 10.12 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

10.13
Sale and Purchase Agreement, effective as of December 15, 2023, between Union Carbide Corporation and Dow Global Technologies LLC, incorporated by reference to Exhibit 10.13 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Union Carbide Corporation and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 4, 2025.

UNION CARBIDE CORPORATION

/s/ ANDREA L. DOMINOWSKI
Andrea L. Dominowski, Controller and Vice President of Controllers The Dow Chemical Company (Authorized Representative of Union Carbide Corporation)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 4, 2025, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ ANDREA L. DOMINOWSKI	/s/ WENDELL K. TERRY
Andrea L. Dominowski, Controller and Vice President of Controllers The Dow Chemical Company (Authorized Representative of Union Carbide Corporation)	Wendell K. Terry, Director, Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ MARSHALL A. HEINBERG	/s/ FERNANDO SIGNORINI
Marshall A. Heinberg, Director	Fernando Signorini, Director, President and Chief Executive Officer (Principal Executive Officer)

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