Form 10-Q
period 2025-03-31
UNION CARBIDE CORP /NEW/
filed 2025-04-25
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

At April 25, 2025, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this form with the reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2025

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

Forward-looking statements are based on current assumptions and expectations of future events that are subject to risks, uncertainties and other factors that are beyond the Corporation’s control, which may cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements and speak only as of the date the statements were made. These factors include, but are not limited to: sales of UCC's products; UCC's expenses, future revenues and profitability; any sanctions, export restrictions, supply chain disruptions or increased economic uncertainty related to the ongoing conflicts between Russia and Ukraine and in the Middle East; capital requirements and need for and availability of financing; unexpected barriers in the development of technology, including with respect to UCC’s contemplated capital and operating projects; significant litigation and environmental matters and related contingencies and unexpected expenses; the success of competing technologies that are or may become available; the ability to protect UCC's intellectual property in the United States and abroad; developments related to contemplated restructuring activities and proposed divestitures or acquisitions such as workforce reduction, manufacturing facility and/or asset closure and related exit and disposal activities, and the benefits and costs associated with each of the foregoing; fluctuations in energy and raw material prices; management of process safety and product stewardship; changes in public sentiment and political leadership; increased concerns about plastics in the environment and lack of a circular economy for plastics at scale; changes in consumer preferences and demand; changes in laws and regulations, political conditions, tariffs and trade policies or industry development; global economic and capital markets conditions, such as inflation, market uncertainty, interest and currency exchange rates, and equity and commodity prices; business, logistics and supply disruptions; security threats, such as acts of sabotage, terrorism or war, including the ongoing conflicts between Russia and Ukraine and in the Middle East; weather events and natural disasters; disruptions in the Corporation’s information technology networks and systems, including the impact of cyberattacks; and, since The Dow Chemical Company ("TDCC"), a wholly owned subsidiary of Dow Inc. (together, with TDCC and its consolidated subsidiaries, "Dow"), is the primary customer of UCC: Dow's ability to realize its commitment to carbon neutrality on the contemplated timeframe; the size of the markets for Dow’s products and services and its ability to compete in such markets; Dow's ability to develop and market new products and optimally manage product life cycles; the rate and degree of market acceptance of Dow’s products; and changes in relationships with Dow’s significant customers and suppliers; and any global and regional economic impacts of a pandemic or other public health-related risks and events on the Corporation’s business.

Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Risk Factors" contained in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024. These are not the only risks and uncertainties that the Corporation faces. There may be other risks and uncertainties that the Corporation is unable to identify at this time or that it does not currently expect to have a material impact on its business. If any of those risks or uncertainties develops into an actual event, it could have a material adverse effect on the Corporation’s business. The Corporation assumes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2025	Mar 31, 2024
Net trade sales	$30	$31
Net sales to related companies	948	1,067
Total net sales	978	1,098
Cost of sales	1,064	931
Research and development expenses	5	5
Selling, general and administrative expenses	2	2
Restructuring and asset related charges - net	6	—
Sundry income (expense) - net	(30)	(25)
Interest income	27	33
Interest expense and amortization of debt discount	1	3
Income (loss) before income taxes	(103)	165
Provision (credit) for income taxes	(21)	36
Net income (loss) attributable to Union Carbide Corporation	$(82)	$129

Depreciation	$31	$28
Capital expenditures	$68	$76
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2025	Mar 31, 2024
Net income (loss) attributable to Union Carbide Corporation	$(82)	$129
Other comprehensive income (loss), net of tax
Cumulative translation adjustments	(1)	1
Pension and other postretirement benefit plans	11	10
Total other comprehensive income	10	11
Comprehensive income (loss) attributable to Union Carbide Corporation	$(72)	$140
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2025	Dec 31, 2024
Assets
Current Assets
Cash and cash equivalents	$11	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2025: $—; 2024: $—)	17	16
Related companies	719	846
Other	18	18
Income taxes receivable	39	42
Notes receivable from related companies	548	593
Inventories	307	296
Other current assets	27	31
Total current assets	1,686	1,853
Investments
Investments in related companies	237	237
Other investments	13	12
Noncurrent receivables	31	31
Noncurrent receivables from related companies	1,661	1,642
Total investments	1,942	1,922
Property
Property	5,798	5,732
Less accumulated depreciation	4,641	4,611
Net property	1,157	1,121
Other Assets
Intangible assets (net of accumulated amortization 2025: $95; 2024: $95)	6	6
Operating lease right-of-use assets	64	61
Deferred income tax assets	273	253
Deferred charges and other assets	16	17
Total other assets	359	337
Total Assets	$5,144	$5,233
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$18	$19
Long-term debt due within one year	126	126
Accounts payable:
Trade	373	336
Related companies	456	470
Other	39	30
Operating lease liabilities - current	12	12
Income taxes payable	21	21
Asbestos-related liabilities - current	78	78
Accrued and other current liabilities	140	136
Total current liabilities	1,263	1,228
Long-Term Debt	143	143
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	393	402
Asbestos-related liabilities - noncurrent	689	713
Operating lease liabilities - noncurrent	52	49
Other noncurrent obligations	518	512
Total other noncurrent liabilities	1,652	1,676
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	1,034	1,034
Retained earnings	2,386	2,496
Accumulated other comprehensive loss	(1,334)	(1,344)
Union Carbide Corporation's stockholder's equity	2,086	2,186
Total Liabilities and Equity	$5,144	$5,233
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar 31, 2025	Mar 31, 2024
Operating Activities
Net income (loss) attributable to Union Carbide Corporation	$(82)	$129
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35	35
Provision (credit) for deferred income tax	(24)	8
Net gain on sale of ownership interest in related party	—	(2)
Restructuring and asset related charges - net	6	—
Net periodic pension benefit cost	9	7
Other, net	—	(1)
Changes in assets and liabilities:
Accounts and notes receivable	(1)	(8)
Related company receivables	114	(271)
Inventories	(11)	(24)
Accounts payable	46	33
Related company payables	(15)	—
Asbestos-related payments	(24)	(23)
Other assets and liabilities	(15)	235
Cash provided by operating activities	38	118
Investing Activities
Capital expenditures	(68)	(76)
Proceeds from sale of ownership interest in related party	—	2
Change in noncurrent receivable from related company	58	—
Cash used for investing activities	(10)	(74)
Financing Activities
Dividends paid to parent	(28)	(43)
Changes in short-term notes payable	—	(1)
Cash used for financing activities	(28)	(44)
Summary
Change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	11	11
Cash and cash equivalents at end of period	$11	$11
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2025	Mar 31, 2024
Common Stock
Balance at beginning and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning and end of period	1,034	1,034
Retained Earnings
Balance at beginning of period	2,496	2,474
Net income (loss) attributable to Union Carbide Corporation	(82)	129
Dividends declared	(28)	(43)
Balance at end of period	2,386	2,560
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,344)	(1,343)
Other comprehensive income	10	11
Balance at end of period	(1,334)	(1,332)
Union Carbide Corporation's Stockholder's Equity	$2,086	$2,262
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
(Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
The unaudited interim consolidated financial statements of Union Carbide Corporation and its subsidiaries (the "Corporation" or "UCC") were prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 10-K").

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the fourth quarter of 2024, the Corporation adopted the annual and interim disclosure requirements of Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments expand a public business entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM, clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. See Note 13 for applicable reportable segment disclosures required by this guidance.

Accounting Guidance Issued But Not Adopted at March 31, 2025
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

SEC Final Rules Not Adopted at March 31, 2025
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted final rules under SEC Release Nos. 33-11275 and 34-99678, "The Enhancement and Standardization of Climate-Related Disclosures for Investors," which requires registrants to disclose certain climate-related information in registration statements and annual reports. As a non-accelerated filer, most disclosure requirements would be effective for the Corporation beginning in the year ending December 31, 2027. In April 2024, the SEC issued an order to stay the final rules until various legal challenges are resolved by the U.S. Court of Appeals for the Eighth Circuit ("Court of Appeals"). In March 2025, the SEC voted to end its defense of the final rules; however, the Court of Appeals may still rule on the matter.

NOTE 3 - REVENUE
Substantially all of the Corporation's revenue is generated by sales of products to TDCC. Products are sold to and purchased from TDCC at prices determined in accordance with the terms of an agreement between UCC and TDCC. The Corporation sells its products to TDCC to simplify the customer interface process.

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 15 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $28 million at March 31, 2025 ($29 million at December 31, 2024), of which $2 million ($2 million at December 31, 2024) was included in "Accrued and other current liabilities" and $26 million ($27 million at December 31, 2024) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

NOTE 4 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
2025 Restructuring Program
In the first quarter of 2025, the Corporation initiated targeted actions to further achieve its cost reduction initiatives in response to ongoing macroeconomic weakness, while reinforcing long-term competitiveness across the economic cycle. As a result of these actions, in the first quarter of 2025 the Corporation recorded pretax charges of $6 million for severance and related benefit costs, included in "Restructuring and asset related charges - net" in the consolidated statements of income. These actions are expected to be substantially complete by the end of 2025.

At March 31, 2025, $6 million for severance and related benefit costs was included in "Accrued and other current liabilities" in the consolidated balance sheets.

NOTE 5 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Mar 31, 2025	Dec 31, 2024
In millions
Finished goods	$250	$238
Work in process	43	44
Raw materials	73	72
Supplies	98	94
Total	$464	$448
Adjustment of inventories to the LIFO basis	(157)	(152)
Total inventories	$307	$296

NOTE 6 - SUPPLIER FINANCE PROGRAM
The Corporation is a party to a supply chain financing (“SCF”) program, facilitated by TDCC, which can be used in the ordinary course of business to extend payment terms with the Corporation's vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Corporation. The vendor receives payment from the financial intermediary, and the Corporation pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Corporation is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize TDCC's creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. Neither TDCC nor the Corporation provide guarantees related to the SCF program. At March 31, 2025, the Corporation's outstanding obligations confirmed as valid under the SCF program were $34 million ($36 million at December 31, 2024), included in “Accounts payable – Trade” in the consolidated balance sheets.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
A summary of the Corporation's commitments and contingencies can be found in Note 12 to the Consolidated Financial Statements included in the 2024 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2025, the Corporation had accrued obligations of $189 million for probable environmental remediation and restoration costs ($184 million at December 31, 2024), including $38 million for the remediation of Superfund sites ($35 million at December 31, 2024). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability.

Litigation
Asbestos-Related Matters
Each quarter, the Corporation reviews asbestos-related claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2025 activity, it was determined that no adjustment to the accrual was required at March 31, 2025.

The Corporation’s total asbestos-related liability for pending and future claims and defense and processing costs was $767 million at March 31, 2025 ($791 million at December 31, 2024). At March 31, 2025, approximately 25 percent of the recorded claim liability related to pending claims and approximately 75 percent related to future claims.

NOTE 8 - LEASES
For additional information on the Corporation's leases, see Note 13 to the Consolidated Financial Statements included in the 2024 10-K.

The components of lease cost for operating and finance leases for the three months ended March 31, 2025 and 2024 were as follows:

Lease Cost	Three Months Ended
In millions	Mar 31, 2025	Mar 31, 2024
Operating lease cost	$4	$5
Short-term lease cost	16	9
Variable lease cost	5	9
Total lease cost	$25	$23

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances for each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2025 and 2024 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended
In millions	Mar 31, 2025	Mar 31, 2024
Cumulative Translation Adjustments
Beginning balance	$(52)	$(53)
Unrealized gains (losses) on foreign currency translation	(1)	1
Ending balance	$(53)	$(52)
Pension and Other Postretirement Benefit Plans
Beginning balance	$(1,292)	$(1,290)
Amortization of net loss reclassified from AOCL to net income (loss) [1]	14	14
Tax expense (benefit) [2]	(3)	(4)
Net loss reclassified from AOCL to net income (loss)	11	10
Ending balance	$(1,281)	$(1,280)
Total AOCL ending balance	$(1,334)	$(1,332)
1.These AOCL components are included in the computation of net periodic benefit cost (credit) of the Corporation's defined benefit pension and other postretirement benefit plans. See Note 10 for additional information.
2.Reclassified to "Provision (credit) for income taxes."

NOTE 10 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Corporation's pension and other postretirement benefit plans can be found in Note 15 to the Consolidated Financial Statements included in the 2024 10-K. The following table provides the components of the Corporation's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended
In millions	Mar 31, 2025	Mar 31, 2024
Defined Benefit Pension Plans
Interest cost	$31	$32
Expected return on plan assets	(39)	(42)
Amortization of net loss	17	17
Net periodic benefit cost	$9	$7

Other Postretirement Benefit Plan
Interest cost	$1	$2
Amortization of net gain	(3)	(3)
Net periodic benefit credit	$(2)	$(1)

Net periodic benefit cost (credit) is included in "Sundry income (expense) - net" in the consolidated statements of income.

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

The following table summarizes the fair value of the Corporation's financial instruments at March 31, 2025 and December 31, 2024:

Fair Value of Financial Instruments	Mar 31, 2025				Dec 31, 2024
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$11	$—	$—	$11	$11	$—	$—	$11
Long-term debt including debt due within one year	$(269)	$—	$(28)	$(297)	$(269)	$—	$(26)	$(295)
1.Money market fund is included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

Cost approximates fair value for all other financial instruments.

NOTE 12 - RELATED PARTY TRANSACTIONS
A summary of the Corporation's related party transactions can be found in Note 17 to the Consolidated Financial Statements included in the 2024 10-K.

Product and Services Agreements
The following table summarizes UCC’s transactions with TDCC and a TDCC subsidiary related to product and services agreements for the three months ended March 31, 2025 and 2024:

Product and Services Agreements Transactions	Three Months Ended
	Mar 31, 2025	Mar 31, 2024	Income Statement Classification
In millions
Activity-based costs [1]	$181	$148	Cost of sales
Commodity and raw material purchases [2]	$265	$260	Cost of sales
Commission expense	$4	$5	Sundry income (expense) - net
General administrative and overhead type services and service fee [3]	$19	$15	Sundry income (expense) - net
1.Activity-based costs include short-term lease cost of $4 million and $3 million related to pipeline and site services for the three months ended March 31, 2025 and 2024, respectively, included in Lease Cost in Note 8. The increase in activity-based costs was primarily due to planned maintenance turnaround activities and higher energy costs.
2.Period-end balances on hand are included in inventory.
3.The increase in services and fees resulted from TDCC's periodic review of its cost allocation for global services.

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

In the first quarter of 2024, the Corporation recorded a decrease of approximately $220 million of its income tax and related interest receivable due to a tax audit closure. These amounts were settled through the Corporation's cash management process with TDCC and were reflected in "Related company receivables" and "Other assets and liabilities" in the consolidated statements of cash flows for the three months ended March 31, 2024.

Dividends
The following table summarizes cash dividends declared and paid to TDCC for the three months ended March 31, 2025 and 2024:

Cash Dividends Declared and Paid	Three Months Ended
	Mar 31, 2025	Mar 31, 2024
In millions
Cash dividends declared and paid	$28	$43

In the first quarter of 2025, the Corporation received dividends from its related company investments of $4 million, recorded in "Sundry income (expense) - net" in the consolidated statements of income.

NOTE 13 - BUSINESS AND GEOGRAPHIC REGIONS
The Corporation's results are reported as a single operating segment as the consolidated statements of income are presented to the CODM without further disaggregation.

Sales to external customers, which are attributed to geographic regions based on customer location, were as follows:

Sales to External Customers by Geographic Region	Three Months Ended
In millions	Mar 31, 2025	Mar 31, 2024
United States	$27	$31
Asia Pacific	3	—
Total sales to external customers	$30	$31

Long-lived assets, which are attributed to geographic regions based on asset location, were as follows:

Long-Lived Assets by Geographic Region	Mar 31, 2025	Dec 31, 2024
In millions
United States	$1,130	$1,093
Asia Pacific	17	18
Rest of World	10	10
Total long-lived assets	$1,157	$1,121

The following table summarizes depreciation and amortization expense for the three months ended March 31, 2025 and 2024:

Depreciation and Amortization Expense	Three Months Ended
	Mar 31, 2025	Mar 31, 2024
In millions
Depreciation and amortization expense	$35	$35

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pursuant to General Instruction H(1)(a) and (b) for Form 10-Q "Omission of Information by Certain Wholly-Owned Subsidiaries," the Corporation is filing this Form 10-Q with the reduced disclosure format.

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

RESULTS OF OPERATIONS
Net Sales
Total net sales were $978 million for the first three months of 2025 compared with $1,098 million for the first three months of 2024, a decrease of 11 percent. Net sales to related companies, principally to TDCC, were $948 million for the first three months of 2025 compared with $1,067 million for the first three months of 2024, a decrease of 11 percent. Selling prices to TDCC are determined in accordance with the terms of an agreement between UCC and TDCC.

Average selling price for the first three months of 2025 decreased 5 percent compared with the first three months of 2024. Price decreased in most product lines, with the most significant decreases in polyethylene, ethanolamines, ethylene oxide/ethylene glycol, acrylic monomers and ethyleneamines. Volume for the first three months of 2025 decreased 6 percent compared with the first three months of 2024. Volume decreased in most product lines, with the most significant decreases in polyethylene, glycol ethers and ethanolamines, due primarily to planned maintenance turnaround activity and impacts from a winter storm on the U.S. Gulf Coast in January 2025. These volume decreases were partially offset by increased volume in certain product lines, with the most significant increases in surfactants and ethyleneamines.

Cost of Sales
Cost of sales was $1,064 million for the first three months of 2025 compared with $931 million for the first three months of 2024, an increase of 14 percent. Cost of sales as a percentage of net sales was 108.8 percent for the first three months of 2025 compared with 84.8 percent for the first three months of 2024. The increase in cost of sales was primarily due to higher feedstock and energy costs, a large planned maintenance turnaround project in Seadrift, Texas, and the impact of a one-time insurance recovery received in the first quarter of 2024, partially offset by lower sales volume.

Restructuring and Asset Related Charges - Net
In the first quarter of 2025, the Corporation initiated targeted actions to further achieve its cost reduction initiatives in response to ongoing macroeconomic weakness, while reinforcing long-term competitiveness across the economic cycle. As a result of these actions, in the first quarter of 2025 the Corporation recorded pretax charges of $6 million for severance and related benefit costs. See Note 4 to the Consolidated Financial Statements for additional information about the Corporation's restructuring activities and related charges.

The Corporation expects to incur additional costs in the future related to its restructuring activities, which will be recognized as incurred. The Corporation also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Sundry Income (Expense) – Net
Sundry income (expense) – net includes a variety of income and expense items such as charges for management services provided by TDCC, dividend income, non-operating pension and other postretirement benefit plan credits or costs, commissions and gains and losses on sales of investments and assets and on foreign currency exchange.

Sundry income (expense) – net in the first three months of 2025 was expense of $30 million compared with expense of $25 million in the first three months of 2024. The increase was primarily the result of an increase in charges for management services provided by TDCC and higher non-operating defined benefit pension costs resulting from lower expected returns on plan assets. These increases were partially offset by a dividend received from an investment in a related company. In addition, Sundry income (expense) - net in the first three months of 2024 included a $2 million gain on the sale of the Corporation's ownership interest in a TDCC joint venture to a TDCC subsidiary. See Note 10 to the Consolidated Financial Statements for additional information about the Corporation's defined benefit pension plans and Note 12 to the Consolidated Financial Statements for additional information about the Corporation's related party transactions.

Interest Income
Interest income was $27 million for the first three months of 2025 compared with $33 million for the first three months of 2024. The decrease in interest income primarily resulted from decreased interest rates.

Provision (Credit) for Income Taxes
The Corporation is subject primarily to U.S. federal and state taxes. For the first three months of 2025, the Corporation reported a credit for income taxes of $21 million, which resulted in an effective tax rate of 20.4 percent, compared with a tax provision of $36 million for the first three months of 2024, which resulted in an effective tax rate of 21.8 percent.

Net Income (Loss) Attributable to UCC
The Corporation reported a net loss of $82 million for the first three months of 2025 compared with net income of $129 million for the first three months of 2024. The net loss reported in the first three months of 2025 was primarily driven by lower price; lower sales volume, primarily due to planned maintenance turnaround activity and a winter storm on the U.S. Gulf Coast in January 2025; higher feedstock and energy costs and costs related to a large planned maintenance turnaround project.

Capital Expenditures
Capital expenditures in the first three months of 2025 were $68 million compared with $76 million in the first three months of 2024.

Pension Plans
As part of its ongoing pension de-risking initiatives, the Corporation initiated the termination of certain tax-qualified defined benefit pension plans which include the tax-qualified benefit obligations for substantially all employees hired after January 1, 2008, who earned benefits based on a set percentage of annual pay, plus interest. As part of the plan termination process, the Corporation will offer participants of these plans annuity or lump sum distribution options. Final asset distributions are expected to be paid from plan assets in the fourth quarter of 2025. The Corporation anticipates that these asset distributions will result in pension settlement charges, with the amounts dependent on various factors, including interest rates, plan asset returns, annuity pricing and participant distribution elections. See Note 10 to the Consolidated Financial Statements and Note 15 to the Consolidated Financial Statements included in the 2024 10-K for additional information related to the Corporation’s pension plans.

OTHER MATTERS
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements included in the 2024 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Corporation’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2024 10-K. Since December 31,

2024, there have been no material changes in the Corporation’s accounting policies that are impacted by judgments, assumptions and estimates.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2025	2024
Claims unresolved at Jan 1	5,813	6,367
Claims filed	1,025	1,109
Claims settled, dismissed or otherwise resolved	(756)	(1,198)
Claims unresolved at Mar 31	6,082	6,278
Claimants with claims against both UCC and Amchem	(1,013)	(1,013)
Individual claimants at Mar 31	5,069	5,265

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

For additional information, see Asbestos-Related Matters in Note 7 to the Consolidated Financial Statements; Part II, Item 1. Legal Proceedings; and Note 12 to the Consolidated Financial Statements included in the 2024 10-K.

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at March 31, 2025.

Dividends
On a quarterly basis, the Corporation's Board of Directors ("the Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. For the first three months of 2025, the Corporation declared and paid cash dividends of $28 million to TDCC ($43 million for the first three months of 2024).

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Union Carbide Corporation and Subsidiaries PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters
No material developments in asbestos-related matters occurred in the first three months of 2025. For a current status of asbestos-related matters, see Note 7 to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
Since December 31, 2024, there have been no material changes to the Corporation's Risk Factors, except as noted below:

Global Economic Considerations: The Corporation operates in a global, competitive environment which gives rise to operating and market risk exposure.
The Corporation sells substantially all of its products to TDCC, which operates in a competitive, global environment, and competes worldwide for sales. Increased levels of competition could result in lower prices or lower sales volume, which could have a negative impact on the Corporation's results of operations. Sales of TDCC's products are also subject to extensive federal, state, local and foreign laws and regulations; trade agreements; import and export controls; taxes; and duties and tariffs. The imposition of additional regulations, controls, taxes, duties and tariffs or changes to bilateral and regional trade agreements could result in lower sales volume for the Corporation's products, which could negatively impact the Corporation's results of operations.

In the first quarter of 2025, the United States imposed tariffs on specific goods imported from certain trading partners and suggested the potential for additional widespread tariffs in the near term. Subsequently, on April 2, 2025, the United States announced new tariffs on virtually all imported goods, with the exception of goods imported from Canada and Mexico that are compliant with the United States-Mexico-Canada Agreement, a trade agreement which became effective in 2020. On April 9, 2025, the United States announced that a significant portion of its new retaliatory tariffs for most countries, with the exception of China, would be paused and most other tariffs lowered to 10 percent for 90 days. These actions are impacting bilateral trade relations, with many U.S. trading partners imposing or publicly considering retaliatory tariffs on U.S. imports. Global trade policies are rapidly evolving, with frequent changes to the planned effective dates of announced tariffs and uncertainty regarding their enforcement and duration, resulting in global financial market volatility. In addition, the United States has initiated federal investigations on certain materials and logistics of trade which could impact supply chain operations, availability of materials and other costs. The United States is also considering sector specific safeguard investigations which could further disrupt supply chain operations. Tariffs, trade policies and other government actions, including retaliatory measures, could have a negative impact on the Corporation’s results of operations.

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

The United States, Canada, the European Union and other countries imposed economic sanctions on Russia in response to its February 2022 invasion of Ukraine. As a result, Dow suspended purchases of feedstocks and energy from Russia and stopped all investments in Russia. Additionally, Dow reduced its product offerings and is currently supplying Russia with only limited non-sanctioned goods. These actions have not had and are not expected to have a material impact on the Corporation’s financial condition or results of operations. However, the fluidity and continuation of the conflict may result in additional economic sanctions and other impacts which could have a negative impact on Dow’s financial condition, results of operations and cash flows. These include decreased sales; supply chain and logistics disruptions; volatility in foreign exchange rates and interest rates; inflationary pressures on and availability of raw materials and energy, most notably in Europe; and heightened cybersecurity threats. Further, the intensity and duration of conflicts in the Middle East and potential expansion of hostilities in the region are difficult to predict and could disrupt the Corporation's supply chain operations, which could have a negative impact on the Corporation's results of operations.

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

UNION CARBIDE CORPORATION

Date:	April 25, 2025

/s/ ANDREA L. DOMINOWSKI
Andrea L. Dominowski Controller and Vice President of Controllers The Dow Chemical Company (Authorized Representative of Union Carbide Corporation)

/s/ WENDELL K. TERRY
Wendell K. Terry Vice President, Treasurer and Chief Financial Officer