Form 10-Q
period 2025-06-30
UNION CARBIDE CORP /NEW/
filed 2025-07-25
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

At July 25, 2025, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this form with the reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2025

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Net trade sales	$21	$24	$51	$55
Net sales to related companies	1,014	1,070	1,962	2,137
Total net sales	1,035	1,094	2,013	2,192
Cost of sales	1,063	974	2,127	1,905
Research and development expenses	5	7	10	12
Selling, general and administrative expenses	1	1	3	3
Restructuring and asset related charges - net	—	—	6	—
Sundry income (expense) - net	(31)	(19)	(61)	(44)
Interest income	26	38	53	71
Interest expense and amortization of debt discount	1	2	2	5
Income (loss) before income taxes	(40)	129	(143)	294
Provision (credit) for income taxes	—	28	(21)	64
Net income (loss) attributable to Union Carbide Corporation	$(40)	$101	$(122)	$230

Depreciation	$35	$30	$66	$58
Capital expenditures	$46	$92	$114	$168
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Net income (loss) attributable to Union Carbide Corporation	$(40)	$101	$(122)	$230
Other comprehensive income (loss), net of tax
Cumulative translation adjustments	—	(1)	(1)	—
Pension and other postretirement benefit plans	10	10	21	20
Total other comprehensive income	10	9	20	20
Comprehensive income (loss) attributable to Union Carbide Corporation	$(30)	$110	$(102)	$250
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2025	Dec 31, 2024
Assets
Current Assets
Cash and cash equivalents	$11	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2025: $—; 2024: $—)	18	16
Related companies	782	846
Other	23	18
Income taxes receivable	4	42
Notes receivable from related companies	265	593
Inventories	278	296
Other current assets	31	31
Total current assets	1,412	1,853
Investments
Investments in related companies	237	237
Other investments	13	12
Noncurrent receivables	31	31
Noncurrent receivables from related companies	1,681	1,642
Total investments	1,962	1,922
Property
Property	5,842	5,732
Less accumulated depreciation	4,676	4,611
Net property	1,166	1,121
Other Assets
Intangible assets (net of accumulated amortization 2025: $96; 2024: $95)	6	6
Operating lease right-of-use assets	61	61
Deferred income tax assets	279	253
Deferred charges and other assets	16	17
Total other assets	362	337
Total Assets	$4,902	$5,233
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$17	$19
Long-term debt due within one year	1	126
Accounts payable:
Trade	340	336
Related companies	484	470
Other	34	30
Operating lease liabilities - current	12	12
Income taxes payable	205	21
Asbestos-related liabilities - current	80	78
Accrued and other current liabilities	137	136
Total current liabilities	1,310	1,228
Long-Term Debt	142	143
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	383	402
Asbestos-related liabilities - noncurrent	665	713
Operating lease liabilities - noncurrent	49	49
Other noncurrent obligations	297	512
Total other noncurrent liabilities	1,394	1,676
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	1,034	1,034
Retained earnings	2,346	2,496
Accumulated other comprehensive loss	(1,324)	(1,344)
Union Carbide Corporation's stockholder's equity	2,056	2,186
Total Liabilities and Equity	$4,902	$5,233
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	Jun 30, 2025	Jun 30, 2024
Operating Activities
Net income (loss) attributable to Union Carbide Corporation	$(122)	$230
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	76	69
Provision (credit) for deferred income tax	(33)	8
Net gain on sale of ownership interest in related party	—	(2)
Restructuring and asset related charges - net	6	—
Net periodic pension benefit cost	19	13
Pension contributions	(1)	(1)
Other, net	—	(1)
Changes in assets and liabilities:
Accounts and notes receivable	(7)	(1)
Related company receivables	334	(180)
Inventories	18	(33)
Accounts payable	8	90
Related company payables	12	68
Asbestos-related payments	(46)	(43)
Other assets and liabilities	(54)	135
Cash provided by operating activities	210	352
Investing Activities
Capital expenditures	(114)	(168)
Proceeds from sale of ownership interest in related party	—	2
Change in noncurrent receivable from related company	58	—
Proceeds from sales of property and investments	—	2
Cash used for investing activities	(56)	(164)
Financing Activities
Dividends paid to parent	(28)	(186)
Changes in short-term notes payable	—	(1)
Payments on long-term debt	(126)	(1)
Cash used for financing activities	(154)	(188)
Summary
Change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	11	11
Cash and cash equivalents at end of period	$11	$11
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning and end of period	1,034	1,034	1,034	1,034
Retained Earnings
Balance at beginning of period	2,386	2,560	2,496	2,474
Net income (loss) attributable to Union Carbide Corporation	(40)	101	(122)	230
Dividends declared	—	(143)	(28)	(186)
Balance at end of period	2,346	2,518	2,346	2,518
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,334)	(1,332)	(1,344)	(1,343)
Other comprehensive income	10	9	20	20
Balance at end of period	(1,324)	(1,323)	(1,324)	(1,323)
Union Carbide Corporation's Stockholder's Equity	$2,056	$2,229	$2,056	$2,229
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

Accounting Guidance Issued But Not Adopted at June 30, 2025
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

SEC Final Rules Not Adopted at June 30, 2025
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

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 15 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $28 million at June 30, 2025 ($29 million at December 31, 2024), of which $2 million ($2 million at December 31, 2024) was included in "Accrued and other current liabilities" and $26 million ($27 million at December 31, 2024) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

NOTE 4 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
2025 Restructuring Program
In the first quarter of 2025, the Corporation initiated targeted actions to further achieve its cost reduction initiatives in response to ongoing macroeconomic weakness, while reinforcing long-term competitiveness across the economic cycle. As a result of these actions, in the first quarter of 2025 the Corporation recorded pretax charges of $6 million for severance and related benefit costs, included in "Restructuring and asset related charges - net" in the consolidated statements of income. These actions are expected to be substantially complete by the end of 2025. The Corporation paid $1 million for severance and related benefit costs through June 30, 2025.

At June 30, 2025, $5 million for severance and related benefit costs was included in "Accrued and other current liabilities" in the consolidated balance sheets.

NOTE 5 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Jun 30, 2025	Dec 31, 2024
In millions
Finished goods	$214	$238
Work in process	35	44
Raw materials	78	72
Supplies	103	94
Total	$430	$448
Adjustment of inventories to the LIFO basis	(152)	(152)
Total inventories	$278	$296

NOTE 6 - SUPPLIER FINANCE PROGRAM
The Corporation is a party to a supply chain financing (“SCF”) program, facilitated by TDCC, which can be used in the ordinary course of business to extend payment terms with the Corporation's vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Corporation. The vendor receives payment from the financial intermediary, and the Corporation pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Corporation is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize TDCC's creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. Neither TDCC nor the Corporation provide guarantees related to the SCF program. At June 30, 2025, the Corporation's outstanding obligations confirmed as valid under the SCF program were $42 million ($36 million at December 31, 2024), included in “Accounts payable – Trade” in the consolidated balance sheets.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
A summary of the Corporation's commitments and contingencies can be found in Note 12 to the Consolidated Financial Statements included in the 2024 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2025, the Corporation had accrued obligations of $189 million for probable environmental remediation and restoration costs ($184 million at December 31, 2024), including $38 million for the remediation of Superfund sites ($35 million at December 31, 2024). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability.

Litigation
Asbestos-Related Matters
Each quarter, the Corporation reviews asbestos-related claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2025 activity, it was determined that no adjustment to the accrual was required at June 30, 2025.

The Corporation’s total asbestos-related liability for pending and future claims and defense and processing costs was $745 million at June 30, 2025 ($791 million at December 31, 2024). At June 30, 2025, approximately 26 percent of the recorded claim liability related to pending claims and approximately 74 percent related to future claims.

NOTE 8 - LEASES
For additional information on the Corporation's leases, see Note 13 to the Consolidated Financial Statements included in the 2024 10-K.

The components of lease cost for operating and finance leases for the three and six months ended June 30, 2025 and 2024 were as follows:

Lease Cost	Three Months Ended		Six Months Ended
In millions	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Operating lease cost	$4	$5	$8	$10
Short-term lease cost	18	13	34	22
Variable lease cost	2	9	7	18
Amortization of right-of-use assets - finance	1	1	1	1
Total lease cost	$25	$28	$50	$51

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances for each component of accumulated other comprehensive loss ("AOCL") for the three and six months ended June 30, 2025 and 2024 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Six Months Ended
In millions	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Cumulative Translation Adjustments
Beginning balance	$(53)	$(52)	$(52)	$(53)
Unrealized gains (losses) on foreign currency translation	—	(1)	(1)	—
Ending balance	$(53)	$(53)	$(53)	$(53)
Pension and Other Postretirement Benefit Plans
Beginning balance	$(1,281)	$(1,280)	$(1,292)	$(1,290)
Amortization of net loss reclassified from AOCL to net income (loss) [1]	14	13	28	27
Tax expense (benefit) [2]	(4)	(3)	(7)	(7)
Net loss reclassified from AOCL to net income (loss)	10	10	21	20
Ending balance	$(1,271)	$(1,270)	$(1,271)	$(1,270)
Total AOCL ending balance	$(1,324)	$(1,323)	$(1,324)	$(1,323)
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

NOTE 10 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Corporation's pension and other postretirement benefit plans can be found in Note 15 to the Consolidated Financial Statements included in the 2024 10-K. The following table provides the components of the Corporation's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Defined Benefit Pension Plans
Interest cost	$32	$33	$63	$65
Expected return on plan assets	(39)	(43)	(78)	(85)
Amortization of net loss	17	16	34	33
Net periodic benefit cost	$10	$6	$19	$13

Other Postretirement Benefit Plan
Interest cost	$2	$1	$3	$3
Amortization of net gain	(3)	(3)	(6)	(6)
Net periodic benefit credit	$(1)	$(2)	$(3)	$(3)

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

The following table summarizes the fair value of the Corporation's financial instruments at June 30, 2025 and December 31, 2024:

Fair Value of Financial Instruments	Jun 30, 2025				Dec 31, 2024
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$11	$—	$—	$11	$11	$—	$—	$11
Long-term debt including debt due within one year	$(143)	$—	$(23)	$(166)	$(269)	$—	$(26)	$(295)
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

Product and Services Agreements
The following table summarizes UCC’s transactions with TDCC and a TDCC subsidiary related to product and services agreements for the three and six months ended June 30, 2025 and 2024:

Product and Services Agreements Transactions	Three Months Ended		Six Months Ended
	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024	Income Statement Classification
In millions
Activity-based costs [1]	$181	$143	$362	$291	Cost of sales
Commodity and raw material purchases [2]	$251	$239	$516	$499	Cost of sales
Commission expense	$5	$5	$9	$10	Sundry income (expense) - net
General administrative and overhead type services and service fee [3]	$17	$11	$36	$26	Sundry income (expense) - net
1.Activity-based costs include short-term lease cost of $3 million and $7 million related to pipeline and site services for the three and six months ended June 30, 2025, respectively ($4 million and $7 million for the three and six months ended June 30, 2024, respectively), included in Lease Cost in Note 8. The increase in activity-based costs was primarily due to planned maintenance turnaround activity and higher energy costs.
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

In the second quarter of 2025, TDCC sold a portion of its membership interest in its wholly owned subsidiary that owns and operates infrastructure assets at certain TDCC and UCC manufacturing sites on the U.S. Gulf Coast. The Corporation previously sold its membership interest in this subsidiary to another Dow subsidiary in 2023. As a result, a portion of the noncurrent tax liability resulting from UCC's 2023 divestment became due, and $219 million previously recorded in "Other noncurrent obligations" was reclassified to "Income taxes payable" in the consolidated balances sheets at June 30, 2025.

Dividends
The following table summarizes cash dividends declared and paid to TDCC for the three and six months ended June 30, 2025 and 2024:

Cash Dividends Declared and Paid	Three Months Ended		Six Months Ended
	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
In millions
Cash dividends declared and paid	$—	$143	$28	$186

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

Sales to external customers, which are attributed to geographic regions based on customer location, were as follows for the three and six months ended June 30, 2025 and 2024:

Sales to External Customers by Geographic Region	Three Months Ended		Six Months Ended
In millions	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
United States	$21	$24	$48	$55
Asia Pacific	—	—	3	—
Total sales to external customers	$21	$24	$51	$55

Long-lived assets, which are attributed to geographic regions based on asset location, were as follows at June 30, 2025 and December 31, 2024:

Long-Lived Assets by Geographic Region	Jun 30, 2025	Dec 31, 2024
In millions
United States	$1,140	$1,093
Asia Pacific	16	18
Rest of World	10	10
Total long-lived assets	$1,166	$1,121

The following table summarizes depreciation and amortization expense for the three and six months ended June 30, 2025 and 2024:

Depreciation and Amortization Expense	Three Months Ended		Six Months Ended
	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
In millions
Depreciation and amortization expense	$41	$34	$76	$69

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

RESULTS OF OPERATIONS
Net Sales
Total net sales were $2,013 million for the first six months of 2025 compared with $2,192 million for the first six months of 2024, a decrease of 8 percent. Net sales to related companies, principally to TDCC, were $1,962 million for the first six months of 2025 compared with $2,137 million for the first six months of 2024, a decrease of 8 percent. Selling prices to TDCC are determined in accordance with the terms of an agreement between UCC and TDCC.

Average selling price for the first six months of 2025 decreased 2 percent compared with the first six months of 2024. Price was mixed by product line, with the most significant price decreases in polyethylene, ethyleneamines, ethanolamines and acrylic monomers, partially offset by price increases primarily in oxo alcohols and vinyl acetate monomers. Volume for the first six months of 2025 decreased 6 percent compared with the first six months of 2024. Volume decreased in almost all product lines, with the most significant decreases in glycol ethers, polyethylene, polyethylene glycol and ethanolamines, due primarily to the impact of lower operating rates resulting from planned maintenance turnaround activity and the impact of a winter storm on the U.S. Gulf Coast in January 2025, and lower demand.

Cost of Sales
Cost of sales was $2,127 million for the first six months of 2025 compared with $1,905 million for the first six months of 2024, an increase of 12 percent. Cost of sales as a percentage of net sales was 105.7 percent for the first six months of 2025 compared with 86.9 percent for the first six months of 2024. The increase in cost of sales as a percentage of net sales was primarily due to the impact of lower operating rates resulting from planned maintenance turnaround activity and the impact of a winter storm on the U.S. Gulf Coast in January 2025, higher feedstock and energy costs, the cost of a large planned maintenance turnaround project in Seadrift, Texas, and the related increase in activity-based costs, including fuel gas, charged by related parties.

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

Sundry income (expense) – net in the first six months of 2025 was expense of $61 million compared with expense of $44 million in the first six months of 2024. The increase was primarily the result of an increase in charges for management services provided by TDCC and higher non-operating defined benefit pension costs resulting from lower expected returns on plan assets in 2025. These increases were partially offset by a dividend received from an investment in a related company. In addition, Sundry income (expense) - net in the first six months of 2024 included a $2 million gain on the sale of the Corporation's ownership interest in a TDCC joint venture to a TDCC subsidiary. See Note 10 to the Consolidated Financial Statements for additional information about the Corporation's defined benefit pension plans and Note 12 to the Consolidated Financial Statements for additional information about the Corporation's related party transactions.

Interest Income
Interest income was $53 million for the first six months of 2025 compared with $71 million for the first six months of 2024. The decrease in interest income primarily resulted from decreased interest rates.

Provision (Credit) for Income Taxes
The Corporation is subject primarily to U.S. federal and state taxes. For the first six months of 2025, the Corporation reported a credit for income taxes of $21 million, which resulted in an effective tax rate of 14.7 percent, compared with a tax provision of $64 million for the first six months of 2024, which resulted in an effective tax rate of 21.8 percent. The effective tax rate for the first six months of 2025 was reduced as a result of tax on a distribution between UCC and a subsidiary.

On July 4, 2025, U.S. legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“The Act”) and commonly referred to as the One Big Beautiful Bill Act was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. The Corporation is currently evaluating the impact of The Act on its results of operations and will recognize the related tax impacts in the period of enactment.

Net Income (Loss) Attributable to UCC
The Corporation reported a net loss of $122 million for the first six months of 2025 compared with net income of $230 million for the first six months of 2024. The net loss reported in the first six months of 2025 was driven by lower sales volume, due primarily to the impact of lower operating rates and lower demand, higher feedstock and energy costs and costs related to planned maintenance turnaround activity.

Capital Expenditures
Capital expenditures in the first six months of 2025 were $114 million compared with $168 million in the first six months of 2024 as projects on the U.S. Gulf Coast were completed.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2025	2024
Claims unresolved at Jan 1	5,813	6,367
Claims filed	2,195	2,182
Claims settled, dismissed or otherwise resolved	(1,456)	(2,370)
Claims unresolved at Jun 30	6,552	6,179
Claimants with claims against both UCC and Amchem	(1,118)	(1,016)
Individual claimants at Jun 30	5,434	5,163

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

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at June 30, 2025.

Dividends
On a quarterly basis, the Corporation's Board of Directors ("the Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. For the first six months of 2025, the Corporation declared and paid cash dividends of $28 million to TDCC ($186 million for the first six months of 2024).

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Union Carbide Corporation and Subsidiaries PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters
No material developments in asbestos-related matters occurred in the first six months of 2025. For a current status of asbestos-related matters, see Note 7 to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
Since December 31, 2024, there have been no material changes to the Corporation's Risk Factors, except as noted below, which was updated in the first and second quarters of 2025:

Global Economic Considerations: The Corporation operates in a global, competitive environment which gives rise to operating and market risk exposure.
The Corporation sells substantially all of its products to TDCC, which operates in a competitive, global environment, and competes worldwide for sales. Increased levels of competition could result in lower prices or lower sales volume, which could have a negative impact on the Corporation's results of operations. Sales of TDCC's products are also subject to extensive federal, state, local and foreign laws and regulations; trade agreements; import and export controls; taxes; and duties and tariffs. The imposition of additional regulations, controls, taxes, duties and tariffs or changes to bilateral and regional trade agreements could result in lower sales for the Corporation's products, which could negatively impact the Corporation's results of operations.

In early 2025, the United States made significant changes to its long-standing trade policies and announced significant new tariffs on virtually all imported goods, with the exception of certain goods that are compliant with the United States-Mexico-Canada Agreement, a trade agreement which became effective in 2020. The United States subsequently announced a reduction of the new tariffs, with certain exceptions, as it negotiates trade agreements. However, the resulting average U.S. tariff rate rose to the highest level since the 1930s. In July 2025, the United States announced it will impose higher tariff rates, effective August 1, 2025, on imports from certain specified trading partners where trade negotiations have not satisfactorily progressed. In response to these actions, certain U.S. trading partners imposed or are publicly considering retaliatory tariffs on U.S. imports. Shifts in tariffs, import/export restrictions, trade sanctions, sector specific trade barriers, and other governmental trade actions, whether enacted by the United States or other countries, and the associated uncertainty of long-term trade policies, could impact the Corporation's sales volume, sales price, and production and other costs. Changes in trade policies may also cause disruptions to material sourcing and availability, global supply chains and logistics and access to end markets. Additionally, changes in U.S. trade policy may create shifts in global market dynamics, disrupt the long-term planning process for governments and private enterprises and result in continued global financial market volatility. The impact of these changes in trade policies and the resulting trade and market uncertainty could have a negative impact on the Corporation’s results of operations.

Economic conditions around the world, and in certain industries and geographic regions in which the Corporation and TDCC do business, also impact sales price and volume and affect the efficacy of the Corporation's supply chain. For example, long-term market uncertainty, an economic downturn driven by trade policies and inflationary pressures, higher input costs and margin compression have reduced demand for the Corporation's products, resulting in decreased sales price and volume in recent years which have yet to recover. Adverse economic conditions have also caused supply chain constraints. These factors have had a negative impact on the Corporation's results of operations. Additionally, political tensions; war, including the ongoing conflicts in the Middle East and between Russia and Ukraine with the related sanctions and export restrictions; terrorism; epidemics; pandemics; or political instability in the geographic regions or industries in which UCC products are sold could further reduce demand for these products and result in decreased sales price and volume or supply chain disruptions, which could have a negative impact on UCC's results of operations.

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

UNION CARBIDE CORPORATION

Date:	July 25, 2025

/s/ ANDREA L. DOMINOWSKI
Andrea L. Dominowski Controller and Vice President of Controllers The Dow Chemical Company (Authorized Representative of Union Carbide Corporation)

/s/ WENDELL K. TERRY
Wendell K. Terry Vice President, Treasurer and Chief Financial Officer