Form 10-Q
period 2025-09-30
UNION CARBIDE CORP /NEW/
filed 2025-10-24
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

At October 24, 2025, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this form with the reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2025

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Net trade sales	$29	$32	$80	$87
Net sales to related companies	1,058	1,029	3,020	3,166
Total net sales	1,087	1,061	3,100	3,253
Cost of sales	1,010	1,095	3,137	3,000
Research and development expenses	5	5	15	17
Selling, general and administrative expenses	1	1	4	4
Restructuring and asset related charges - net	—	—	6	—
Sundry income (expense) - net	704	(26)	643	(70)
Interest income	24	33	77	104
Interest expense and amortization of debt discount	3	2	5	7
Income (loss) before income taxes	796	(35)	653	259
Provision (credit) for income taxes	14	(9)	(7)	55
Net income (loss) attributable to Union Carbide Corporation	$782	$(26)	$660	$204

Depreciation	$40	$29	$106	$87
Capital expenditures	$15	$94	$129	$262
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Net income (loss) attributable to Union Carbide Corporation	$782	$(26)	$660	$204
Other comprehensive income (loss), net of tax
Cumulative translation adjustments	(1)	(1)	(2)	(1)
Pension and other postretirement benefit plans	12	11	33	31
Total other comprehensive income	11	10	31	30
Comprehensive income (loss) attributable to Union Carbide Corporation	$793	$(16)	$691	$234
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Sep 30, 2025	Dec 31, 2024
Assets
Current Assets
Cash and cash equivalents	$11	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2025: $—; 2024: $—)	20	16
Related companies	761	846
Other	24	18
Income taxes receivable	6	42
Notes receivable from related companies	242	593
Inventories	290	296
Other current assets	25	31
Total current assets	1,379	1,853
Investments
Investments in related companies	237	237
Other investments	12	12
Noncurrent receivables	32	31
Noncurrent receivables from related companies	1,702	1,642
Total investments	1,983	1,922
Property
Property	5,848	5,732
Less accumulated depreciation	4,706	4,611
Net property	1,142	1,121
Other Assets
Intangible assets (net of accumulated amortization 2025: $96; 2024: $95)	5	6
Operating lease right-of-use assets	58	61
Deferred income tax assets	260	253
Deferred charges and other assets	17	17
Total other assets	340	337
Total Assets	$4,844	$5,233
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$17	$19
Long-term debt due within one year	1	126
Accounts payable:
Trade	246	336
Related companies	717	470
Other	22	30
Operating lease liabilities - current	12	12
Income taxes payable	37	21
Asbestos-related liabilities - current	81	78
Accrued and other current liabilities	146	136
Total current liabilities	1,279	1,228
Long-Term Debt	142	143
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	374	402
Asbestos-related liabilities - noncurrent	645	713
Operating lease liabilities - noncurrent	46	49
Other noncurrent obligations	244	512
Total other noncurrent liabilities	1,309	1,676
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	1,034	1,034
Retained earnings	2,393	2,496
Accumulated other comprehensive loss	(1,313)	(1,344)
Union Carbide Corporation's stockholder's equity	2,114	2,186
Total Liabilities and Equity	$4,844	$5,233
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2025	Sep 30, 2024
Operating Activities
Net income attributable to Union Carbide Corporation	$660	$204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121	105
Provision (credit) for deferred income tax	(17)	8
Net gain on sales of property and investments	—	(1)
Distribution from related company	(735)	—
Net gain on sale of ownership interest in related party	—	(2)
Restructuring and asset related charges - net	6	—
Net periodic pension benefit cost	28	20
Pension contributions	(1)	(1)
Other, net	—	1
Changes in assets and liabilities:
Accounts and notes receivable	(10)	(3)
Related company receivables	377	(17)
Inventories	6	(31)
Accounts payable	(98)	146
Related company payables	245	33
Asbestos-related payments	(65)	(60)
Other assets and liabilities	(293)	87
Cash provided by operating activities	224	489
Investing Activities
Capital expenditures	(129)	(262)
Proceeds from sale of ownership interest in related party	—	2
Change in noncurrent receivable from related company	58	(3)
Proceeds from sales of property and investments	1	4
Cash used for investing activities	(70)	(259)
Financing Activities
Dividends paid to parent	(28)	(228)
Changes in short-term notes payable	—	(1)
Payments on long-term debt	(126)	(1)
Cash used for financing activities	(154)	(230)
Summary
Change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	11	11
Cash and cash equivalents at end of period	$11	$11
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning and end of period	1,034	1,034	1,034	1,034
Retained Earnings
Balance at beginning of period	2,346	2,518	2,496	2,474
Net income (loss) attributable to Union Carbide Corporation	782	(26)	660	204
Distribution to parent	(735)	—	(735)	—
Dividends declared	—	(42)	(28)	(228)
Balance at end of period	2,393	2,450	2,393	2,450
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,324)	(1,323)	(1,344)	(1,343)
Other comprehensive income	11	10	31	30
Balance at end of period	(1,313)	(1,313)	(1,313)	(1,313)
Union Carbide Corporation's Stockholder's Equity	$2,114	$2,171	$2,114	$2,171
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

Accounting Guidance Issued But Not Adopted at September 30, 2025
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public business entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public business entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. While the adoption of ASU 2023-09 will result in enhanced disclosures, the Corporation does not expect it will have a material impact on its financial condition or results of operations.

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which is intended to improve disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. While the adoption of ASU 2024-03 will result in enhanced disclosures, the Corporation does not expect it will have a material impact on its financial condition or results of operations.

SEC Final Rules Not Adopted at September 30, 2025
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted final rules under SEC Release Nos. 33-11275 and 34-99678, "The Enhancement and Standardization of Climate-Related Disclosures for Investors," which requires registrants to disclose certain climate-related information in registration statements and annual reports. As a non-accelerated filer, most disclosure requirements would be effective for the Corporation beginning in the year ending December 31, 2027. In April 2024, the SEC issued an order to stay the final rules until various legal challenges are resolved by the U.S. Court of Appeals for the Eighth Circuit ("Court of Appeals"). In March 2025, the SEC voted to end its defense of the final rules and, in July 2025, asked the Court of Appeals to resolve the merits of the challenge to the final rules. In September 2025, the Court of Appeals ordered the litigation to be held in abeyance pending further action from the SEC.

NOTE 3 - REVENUE
Substantially all of the Corporation's revenue is generated by sales of products to TDCC. Products are sold to and purchased from TDCC at prices determined in accordance with the terms of an agreement between UCC and TDCC. The Corporation sells its products to TDCC to simplify the customer interface process.

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 15 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $27 million at September 30, 2025 ($29 million at December 31, 2024), of which $2 million ($2 million at December 31, 2024) was included in "Accrued and other current liabilities" and $25 million ($27 million at December 31, 2024) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

NOTE 4 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
2025 Restructuring Program
In the first quarter of 2025, the Corporation initiated targeted actions to further achieve its cost reduction initiatives in response to ongoing macroeconomic weakness, while reinforcing long-term competitiveness across the economic cycle. As a result of these actions, in the first quarter of 2025, the Corporation recorded pretax charges of $6 million for severance and related benefit costs, included in "Restructuring and asset related charges - net" in the consolidated statements of income. These actions are expected to be substantially complete by the end of 2025. The Corporation paid $4 million for severance and related benefit costs through September 30, 2025.

At September 30, 2025, $2 million for severance and related benefit costs was included in "Accrued and other current liabilities" in the consolidated balance sheets.

NOTE 5 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Sep 30, 2025	Dec 31, 2024
In millions
Finished goods	$223	$238
Work in process	41	44
Raw materials	74	72
Supplies	106	94
Total	$444	$448
Adjustment of inventories to the LIFO basis	(154)	(152)
Total inventories	$290	$296

NOTE 6 - SUPPLIER FINANCE PROGRAM
The Corporation is a party to a supply chain financing (“SCF”) program, facilitated by TDCC, which can be used in the ordinary course of business to extend payment terms with the Corporation's vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Corporation. The vendor receives payment from the financial intermediary, and the Corporation pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Corporation is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize TDCC's creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. Neither TDCC nor the Corporation provide guarantees related to the SCF program. At September 30, 2025, the Corporation's outstanding obligations confirmed as valid under the SCF program were $32 million ($36 million at December 31, 2024), included in “Accounts payable – Trade” in the consolidated balance sheets.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
A summary of the Corporation's commitments and contingencies can be found in Note 12 to the Consolidated Financial Statements included in the 2024 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2025, the Corporation had accrued obligations of $187 million for probable environmental remediation and restoration costs ($184 million at December 31, 2024), including $37 million for the remediation of Superfund sites ($35 million at December 31, 2024). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability.

Litigation
Asbestos-Related Matters
Each quarter, the Corporation reviews asbestos-related claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2025 activity, it was determined that no adjustment to the accrual was required at September 30, 2025.

The Corporation’s total asbestos-related liability for pending and future claims and defense and processing costs was $726 million at September 30, 2025 ($791 million at December 31, 2024). At September 30, 2025, approximately 26 percent of the recorded claim liability related to pending claims and approximately 74 percent related to future claims.

NOTE 8 - LEASES
For additional information on the Corporation's leases, see Note 13 to the Consolidated Financial Statements included in the 2024 10-K.

The components of lease cost for operating and finance leases for the three and nine months ended September 30, 2025 and 2024 were as follows:

Lease Cost	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Operating lease cost	$4	$5	$12	$15
Short-term lease cost	13	18	47	40
Variable lease cost	5	6	12	24
Amortization of right-of-use assets - finance	—	—	1	1
Total lease cost	$22	$29	$72	$80

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances for each component of accumulated other comprehensive loss ("AOCL") for the three and nine months ended September 30, 2025 and 2024 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Cumulative Translation Adjustments
Beginning balance	$(53)	$(53)	$(52)	$(53)
Unrealized gains (losses) on foreign currency translation	(1)	(1)	(2)	(1)
Ending balance	$(54)	$(54)	$(54)	$(54)
Pension and Other Postretirement Benefit Plans
Beginning balance	$(1,271)	$(1,270)	$(1,292)	$(1,290)
Amortization of net loss reclassified from AOCL to net income (loss) [1]	15	14	43	41
Tax expense (benefit) [2]	(3)	(3)	(10)	(10)
Net loss reclassified from AOCL to net income (loss)	12	11	33	31
Ending balance	$(1,259)	$(1,259)	$(1,259)	$(1,259)
Total AOCL ending balance	$(1,313)	$(1,313)	$(1,313)	$(1,313)
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

NOTE 10 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Corporation's pension and other postretirement benefit plans can be found in Note 15 to the Consolidated Financial Statements included in the 2024 10-K. The following table provides the components of the Corporation's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Defined Benefit Pension Plans
Interest cost	$31	$32	$94	$97
Expected return on plan assets	(41)	(42)	(119)	(127)
Amortization of net loss	19	17	53	50
Net periodic benefit cost	$9	$7	$28	$20

Other Postretirement Benefit Plan
Interest cost	$2	$2	$5	$5
Amortization of net gain	(4)	(3)	(10)	(9)
Net periodic benefit credit	$(2)	$(1)	$(5)	$(4)

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

The following table summarizes the fair value of the Corporation's financial instruments at September 30, 2025 and December 31, 2024:

Fair Value of Financial Instruments	Sep 30, 2025				Dec 31, 2024
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$11	$—	$—	$11	$11	$—	$—	$11
Long-term debt including debt due within one year	$(143)	$—	$(21)	$(164)	$(269)	$—	$(26)	$(295)
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

Product and Services Agreements
The following table summarizes UCC’s transactions with TDCC and a TDCC subsidiary related to product and services agreements for the three and nine months ended September 30, 2025 and 2024:

Product and Services Agreements Transactions	Three Months Ended		Nine Months Ended
	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024	Income Statement Classification
In millions
Activity-based costs [1]	$169	$154	$531	$445	Cost of sales
Commodity and raw material purchases [2]	$287	$229	$803	$728	Cost of sales
Commission expense	$5	$5	$14	$15	Sundry income (expense) - net
General administrative and overhead type services and service fee [3]	$17	$14	$53	$40	Sundry income (expense) - net
1.Activity-based costs include short-term lease cost of $4 million and $11 million related to pipeline and site services for the three and nine months ended September 30, 2025, respectively ($4 million and $11 million for the three and nine months ended September 30, 2024, respectively), included in Lease Cost in Note 8. The increase in activity-based costs was primarily due to planned maintenance turnaround activity and higher feedstock and energy costs.
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

In the second and third quarters of 2025, TDCC sold minority portions of its membership interests in its wholly owned subsidiary that owns and operates infrastructure assets at certain TDCC and UCC manufacturing sites on the U.S. Gulf Coast. The Corporation previously sold its membership interests in this subsidiary to another Dow subsidiary in 2023. As a result of TDCC's sales of membership interests, portions of the noncurrent tax liability resulting from UCC's 2023 divestment became due. Accordingly, amounts previously recorded in "Other noncurrent obligations" ($219 million in the second quarter of 2025 and $49 million in the third quarter of 2025) were reclassified to "Income taxes payable." These amounts will be settled through the Corporation's cash management process with TDCC and are currently reflected in "Accounts payable - Related companies" and "Income taxes payable" in the consolidated balances sheets at September 30, 2025.

On July 4, 2025, U.S. legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“the Act”) and commonly referred to as the One Big Beautiful Bill Act was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. Based on the analysis performed by the Corporation to date, the Act is not expected to have a material impact on the effective tax rate.

Dividends and Distributions
The following table summarizes cash dividends declared and paid to TDCC for the three and nine months ended September 30, 2025 and 2024:

Cash Dividends Declared and Paid	Three Months Ended		Nine Months Ended
	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
In millions
Cash dividends declared and paid	$—	$42	$28	$228

In the first quarter of 2025, the Corporation received dividends from its related company investments of $4 million, recorded in "Sundry income (expense) - net" in the consolidated statements of income.

As part of TDCC's continuing efforts to optimize its intercompany financing structure, the Corporation received a pro-rata distribution of a portion of a note receivable totaling $735 million in the third quarter of 2025 from Dow International Holdings Company, a related company in which the Corporation holds a 4.7 percent ownership interest. The distribution was recorded in “Sundry income (expense) – net” in the consolidated statements of income and was subsequently distributed to TDCC and presented as "Distribution to parent" in the consolidated statements of equity for the three and nine months ended September 30, 2025. These nontaxable transactions, which were executed in accordance with TDCC's intercompany cash management process, resulted in an effective tax rate of 1.8 percent and negative 1.1 percent for the three and nine months ended September 30, 2025, respectively.

NOTE 13 - BUSINESS AND GEOGRAPHIC REGIONS
The Corporation's results are reported as a single operating segment as the consolidated statements of income are presented to the CODM without further disaggregation.

Sales to external customers, which are attributed to geographic regions based on customer location, were as follows for the three and nine months ended September 30, 2025 and 2024:

Sales to External Customers by Geographic Region	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
United States	$28	$31	$76	$86
Asia Pacific	1	1	4	1
Total sales to external customers	$29	$32	$80	$87

Long-lived assets, which are attributed to geographic regions based on asset location, were as follows at September 30, 2025 and December 31, 2024:

Long-Lived Assets by Geographic Region	Sep 30, 2025	Dec 31, 2024
In millions
United States	$1,117	$1,093
Asia Pacific	16	18
Rest of World	9	10
Total long-lived assets	$1,142	$1,121

The following table summarizes depreciation and amortization expense for the three and nine months ended September 30, 2025 and 2024:

Depreciation and Amortization Expense	Three Months Ended		Nine Months Ended
	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
In millions
Depreciation and amortization expense	$45	$36	$121	$105

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

RESULTS OF OPERATIONS
Net Sales
Total net sales were $3,100 million for the first nine months of 2025 compared with $3,253 million for the first nine months of 2024, a decrease of 5 percent. Net sales to related companies, principally to TDCC, were $3,020 million for the first nine months of 2025 compared with $3,166 million for the first nine months of 2024, a decrease of 5 percent. Selling prices to TDCC are determined in accordance with the terms of an agreement between UCC and TDCC.

Average selling price for the first nine months of 2025 decreased 3 percent compared with the first nine months of 2024. Price was mixed by product line, with the most significant price decreases in polyethylene, acrylic monomers, ethanolamines and ethyleneamines, partially offset by price increases primarily in vinyl acetate monomers and oxo alcohols. Volume for the first nine months of 2025 decreased 2 percent compared with the first nine months of 2024. Volume was mixed by product line, with the most significant decreases in ethylene glycol, vinyl acetate monomers, glycol ethers, and plastics used for wire and cable applications, due primarily to lower operating rates resulting from lower demand, planned maintenance turnaround activity and the impact of a winter storm on the U.S. Gulf Coast in January 2025. Volume decreases were partially offset by volume increases in ethylene oxide, ethyleneamines and polyglycols.

Cost of Sales
Cost of sales was $3,137 million for the first nine months of 2025 compared with $3,000 million for the first nine months of 2024, an increase of 5 percent. Cost of sales as a percentage of net sales was 101.2 percent for the first nine months of 2025 compared with 92.2 percent for the first nine months of 2024. The increase in cost of sales as a percentage of net sales was primarily due to the impact of lower operating rates resulting from planned maintenance turnaround activity and the impact of a winter storm on the U.S. Gulf Coast in January 2025, higher feedstock and energy costs, and an increase in activity-based costs, including fuel gas, charged by related parties.

Restructuring and Asset Related Charges - Net
In the first quarter of 2025, the Corporation initiated targeted actions to further achieve its cost reduction initiatives in response to ongoing macroeconomic weakness, while reinforcing long-term competitiveness across the economic cycle. As a result of these actions, the Corporation recorded pretax charges of $6 million for severance and related benefit costs. See Note 4 to the Consolidated Financial Statements for additional information about the Corporation's restructuring activities and related charges.

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

Sundry income (expense) – net in the first nine months of 2025 was income of $643 million compared with expense of $70 million in the first nine months of 2024. The increase in sundry income was due to a distribution from Dow International Holdings Company, a related company in which the Corporation has an ownership interest, partially offset by increases in charges for management services provided by TDCC, and higher non-operating defined benefit pension costs resulting from lower expected returns on plan assets in 2025. See Note 10 to the Consolidated Financial Statements for additional information about the Corporation's defined benefit pension plans and Note 12 to the Consolidated Financial Statements for additional information about the Corporation's related party transactions.

Interest Income
Interest income was $77 million for the first nine months of 2025 compared with $104 million for the first nine months of 2024. The decrease in interest income primarily resulted from decreased interest rates.

Provision (Credit) for Income Taxes
The Corporation is subject primarily to U.S. federal and state taxes. For the first nine months of 2025, the Corporation reported a credit for income taxes of $7 million, which resulted in a negative effective tax rate of 1.1 percent, compared with a tax provision of $55 million for the first nine months of 2024, which resulted in an effective tax rate of 21.2 percent. The effective tax rate for the first nine months of 2025 reflects the impact of a $735 million nontaxable distribution received from a related company.

On July 4, 2025, U.S. legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“the Act”) and commonly referred to as the One Big Beautiful Bill Act was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. Based on the analysis performed by the Corporation to date, the Act is not expected to have a material impact on the effective tax rate.

Net Income Attributable to UCC
The Corporation reported net income of $660 million for the first nine months of 2025 compared with $204 million for the first nine months of 2024. Net income for the first nine months of 2025 was driven by a distribution from a related company as part of TDCC's intercompany financing arrangements, partially offset by lower sales volume, due primarily to the impact of lower operating rates and lower demand, and higher feedstock and energy costs.

Capital Expenditures
Capital expenditures in the first nine months of 2025 were $129 million compared with $262 million in the first nine months of 2024 as projects on the U.S. Gulf Coast were completed.

Pension Plans
As part of its ongoing pension de-risking initiatives, the Corporation initiated the termination of certain tax-qualified defined benefit pension plans which include the tax-qualified benefit obligations for substantially all employees hired after January 1, 2008, who earned benefits based on a set percentage of annual pay, plus interest. As part of the plan termination process, the Corporation offered participants of these plans annuity or lump sum distribution options. Final asset distributions are expected to be paid from plan assets in the fourth quarter of 2025. The Corporation anticipates that these asset distributions will result in a non-cash settlement charge in the range of $30 million to $40 million. See Note 10 to the Consolidated Financial Statements and Note 15 to the Consolidated Financial Statements included in the 2024 10-K for additional information related to the Corporation’s pension plans.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2025	2024
Claims unresolved at Jan 1	5,813	6,367
Claims filed	3,407	3,472
Claims settled, dismissed or otherwise resolved	(2,719)	(4,469)
Claims unresolved at Sep 30	6,501	5,370
Claimants with claims against both UCC and Amchem	(1,192)	(963)
Individual claimants at Sep 30	5,309	4,407

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

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at September 30, 2025.

Dividends and Distributions
On a quarterly basis, the Corporation's Board of Directors ("the Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. For the first nine months of 2025, the Corporation declared and paid cash dividends of $28 million to TDCC ($228 million for the first nine months of 2024).

Additionally, as part of TDCC's continuing efforts to optimize its intercompany financing structure, the Corporation received a distribution of $735 million in the third quarter of 2025 from Dow International Holdings Company, a related company in which the Corporation holds a 4.7 percent ownership interest, which was subsequently distributed to TDCC. See Note 12 to the Consolidated Financial Statements for additional information about the Corporation's dividends and distributions.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Union Carbide Corporation and Subsidiaries PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters
No material developments in asbestos-related matters occurred in the first nine months of 2025. For a current status of asbestos-related matters, see Note 7 to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
Since December 31, 2024, there have been no material changes to the Corporation's Risk Factors, except as noted below, which was updated in the first, second and third quarters of 2025:

Global Economic Considerations: The Corporation operates in a global, competitive environment which gives rise to operating and market risk exposure.
The Corporation sells substantially all of its products to TDCC, which operates in a competitive, global environment, and competes worldwide for sales. Increased levels of competition has resulted in lower prices and lower sales volume, which have had a negative impact on the Corporation's results of operations. These factors are expected to continue and may worsen in the near term, which could continue to challenge the Corporation's ongoing results of operations. To address these challenges amidst the ongoing macroeconomic uncertainty, the Corporation has taken targeted cost reduction initiatives and will continue to seek additional actions to mitigate the impact of macroeconomic uncertainty. Sales of TDCC's products are also subject to extensive federal, state, local and foreign laws and regulations; trade agreements; import and export controls; taxes; and duties and tariffs. The imposition of additional regulations, controls, taxes, duties and tariffs or changes to bilateral and regional trade agreements could result in lower sales for the Corporation's products, which could negatively impact the Corporation's results of operations.

During 2025, the United States changed its long-standing trade policies and announced significant new tariffs on virtually all imported goods, with the exception of certain goods that are compliant with the United States-Mexico-Canada Agreement, a trade agreement which became effective in 2020. These actions triggered the negotiation of new trade agreements with certain U.S. trading partners. While these negotiations resulted in the reduction of certain recently imposed tariffs, the average U.S. tariff rate remains at its highest level since the 1930s. In response to the changes in U.S. trade policies, certain U.S. trading partners imposed retaliatory tariffs on U.S. imports. Shifts in tariffs, import/export restrictions, trade sanctions, sector specific trade barriers, and other governmental trade actions, whether enacted by the United States or other countries, and the associated uncertainty of long-term trade policies, could impact the Corporation's sales volume, sales price, and production and other costs. Changes in trade policies may also cause disruptions to material sourcing and availability, global supply chains and logistics and access to end markets. Additionally, changes in U.S. trade policy and associated responses from trading partners may create shifts in global market dynamics, disrupt the long-term planning process for governments and private enterprises and result in continued global financial market volatility. The impact of these changes in trade policies and the resulting trade and market uncertainty could have a negative impact on the Corporation’s results of operations.

Economic conditions around the world, and in certain industries and geographic regions in which the Corporation and TDCC do business, also impact sales price and volume and affect the efficacy of the Corporation's supply chain. For example, long-term market uncertainty, an economic downturn driven by trade policies and inflationary pressures, higher input costs and margin compression have reduced demand for the Corporation's products, resulting in decreased sales price and volume. Adverse economic conditions have also caused supply chain constraints. These factors have had and are continuing to have a negative impact on the Corporation's results of operations. Additionally, political tensions; war, including the ongoing conflicts in the Middle East and between Russia and Ukraine with the related sanctions and export restrictions; terrorism; epidemics; pandemics; or political instability in the geographic regions or industries in which the Corporation's products are sold could further reduce demand for these products and result in decreased sales price and volume or supply chain disruptions, which could have a negative impact on the Corporation's results of operations.

The Russia-Ukraine conflict has been ongoing for more than three years since Russia’s February 2022 invasion of Ukraine, and although there have been recent efforts to seek a resolution, it remains unclear if these will be successful. In light of sanctions imposed by the United States, Canada, the European Union and other countries as a result of this conflict, TDCC and its parent company, Dow Inc., ceased in-bound investment to Russia and maintains reasonable, risk-based measures to ship into Russia only limited goods that comply with applicable legal restrictions. These actions have not had and are not expected to have a material impact on the Corporation's financial condition or results of operations. The situation remains fluid and the ongoing conflict may result in additional economic sanctions or other measures, which could have a negative impact on Dow Inc.’s financial condition, results of operations and cash flows. These impacts could include decreased sales; supply chain and logistics disruptions; volatility in foreign exchange rates and interest rates; inflationary pressures on and availability of raw materials and energy, most notably in Europe; and heightened cybersecurity threats. Further, the intensity and duration of conflicts in the Middle East and potential expansion of hostilities in the region are difficult to predict and could disrupt the Corporation's supply chain operations, which could have a negative impact on the Corporation's results of operations.

Supply/Demand Balance: Earnings generated by the Corporation vary based in part on the balance of supply relative to demand within the industry.
The balance of supply relative to demand within the industry has been and continues to be significantly impacted by the addition of new capacity, especially for basic commodities where capacity is generally added in large increments as world-scale facilities are built. This has resulted in excess capacity which has disrupted and continues to disrupt regional industry supply and demand balances, resulting in downward pressure on prices and decreased operating rates, which has and continues to negatively impact the Corporation's results of operations.

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

UNION CARBIDE CORPORATION

Date:	October 24, 2025

/s/ ANDREA L. DOMINOWSKI
Andrea L. Dominowski Controller and Vice President of Controllers The Dow Chemical Company (Authorized Representative of Union Carbide Corporation)

/s/ WENDELL K. TERRY
Wendell K. Terry Vice President, Treasurer and Chief Financial Officer