Form 10-K
period 2025-12-31
UNION CARBIDE CORP /NEW/
filed 2026-02-03
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
☐ Yes    ☑ No

At February 3, 2026, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE
None

Union Carbide Corporation

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2025

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

PRODUCTS
The following is a description of the Corporation's principal products:

Ethylene Oxide/Ethylene Glycol (“EO/EG”) - ethylene oxide, a chemical intermediate primarily used in the manufacture of monoethylene glycol (“MEG”), polyethylene glycol, glycol ethers, ethanolamines, surfactants and other performance chemicals and polymers; di- and tri-ethylene glycol, used in a variety of applications, including boat construction, shoe manufacturing, natural gas-drying and other moisture-removing applications, and plasticizers for safety glasses; and tetraethylene glycol, used predominantly in the production of plasticizers for automotive windows. MEG is used extensively in the production of polyester fiber, resin and film, automotive antifreeze and engine coolants, and aircraft anti-icing and deicing fluids.

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

RAW MATERIALS
UCC operates in an integrated manufacturing environment. Basic raw materials are processed through many stages to produce a number of products that are sold as finished goods at various points in those processes. Hydrocarbon-based raw materials are the major raw material streams that feed production of the Corporation's finished goods. UCC purchases hydrocarbon-based raw materials including ethane, propane and butane as feedstocks, which are used in the production of saleable products. The Corporation also purchases and sells certain monomers, primarily ethylene and propylene, to balance internal production and internal consumption.

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

PATENTS, LICENSES AND TRADEMARKS
The Corporation continually applies for and obtains U.S. and foreign patents that relate to a wide variety of products and processes, has a substantial number of pending patent applications throughout the world and is licensed under a number of patents. At December 31, 2025, the Corporation owned 56 active U.S. patents and 347 active foreign patents related to a wide variety of products and processes. These patents expire as follows:

Remaining Life of Patents Owned at Dec 31, 2025	United States	Rest of World
Within 5 years	26	157
6 to 10 years	21	141
11 to 15 years	6	44
16 to 20 years	3	5
Total	56	347

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

OTHER ACTIVITIES
Dividends and Distributions
On a quarterly basis, the Corporation's Board of Directors ("Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. The Corporation declared and paid cash dividends to TDCC of $28 million in 2025 and $228 million in 2024.

Additionally, as part of TDCC's continuing efforts to optimize its intercompany financing structure, the Corporation received a distribution of $735 million in 2025, from Dow International Holdings Company, a related company in which the Corporation holds a minority ownership interest, which was subsequently distributed to TDCC. See Note 17 to the Consolidated Financial Statements for additional information about the Corporation's dividends and distributions.

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
UCC sells substantially all of its products to TDCC in order to simplify the worldwide customer interface process and, as a result, the Corporation is subject to many of the same global risk factors facing TDCC and its parent company, Dow Inc. (collectively, "Dow"), including those presented by climate change. The Corporation is subject to increasing climate-related risks and uncertainties, many of which are outside of its control. Climate change may result in more frequent and damaging severe weather and weather-related events, potential changes in precipitation patterns and extreme variability in weather patterns. These short- and long-term weather and weather-related events can disrupt the operations of the Corporation as well as those of its customers, end-use customers, partners and vendors due to damage to local infrastructure and other property damage limiting site access, and causing water scarcity and lack of access to high-quality water, among other factors. These risks and uncertainties may also directly or indirectly impact decisions to invest in the construction and/or renovation of new or existing manufacturing sites and other Corporation facilities and locations.

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

The commitments reflect Dow's current plans and targets and are not guarantees that Dow will be able to achieve them. The execution and achievement of these commitments within projected cost estimates and expected timeframes may impact the Corporation's operations and are also subject to risks and uncertainties which include, but are not limited to: advancement, availability, development and affordability of technology necessary to achieve these commitments; unforeseen design, operational and technological difficulties; availability and cost of necessary materials and components; adapting products to end-use customer preferences and end-use customer acceptance of sustainable supply chain solutions; changes in public sentiment and political leadership, including government incentives and tax credits to promote emission reductions; the ability of Dow and its consolidated subsidiaries to comply with changing regulations, taxes, mandates or requirements related to greenhouse gas emissions or other climate-related matters, including prescriptive reporting of climate-related matters; and Dow's ability to adequately fund capital expenditures necessary to complete its planned projects. In addition, standards for tracking and reporting on sustainability matters have not been harmonized, continue to evolve and may change over time, which could result in significant revisions to Dow's performance metrics, commitments or reported progress in achieving such commitments. If Dow fails to meet its climate change commitments within the committed timeframe, coupled with its significant investments to meet those commitments, and adopt policies and practices to enhance sustainability, Dow's reputation and its customer and other stakeholder relationships could be negatively impacted, reducing demand for Dow and the Corporation's products, and it may be more difficult for Dow and its consolidated subsidiaries to compete effectively or gain access to financing on acceptable terms, which could negatively impact the Corporation’s financial condition, results of operations and cash flows.

MACROECONOMIC RISKS
Global Economic Considerations: The Corporation operates in a global, competitive environment which gives rise to operating and market risk exposure.
The Corporation sells substantially all of its products to TDCC, which operates in a competitive, global environment, and competes worldwide for sales. Increased levels of competition have resulted in lower prices and lower sales volume, which have had a negative impact on the Corporation's results of operations. These factors are expected to continue and may worsen in the near term, which could continue to challenge the Corporation's ongoing results of operations. To address these challenges amidst the ongoing macroeconomic uncertainty, the Corporation has taken targeted cost reduction initiatives and will continue to seek additional actions to mitigate the impact of macroeconomic uncertainty. Sales of TDCC's products are also subject to extensive federal, state, local and foreign laws and regulations; trade agreements; import and export controls; taxes; and duties and tariffs. The imposition of additional regulations, controls, taxes, duties and tariffs or changes to bilateral and regional trade agreements could result in lower sales for the Corporation's products, which could negatively impact the Corporation's results of operations.

During 2025, the United States changed its long-standing trade policies and announced significant new tariffs, with certain exceptions, on virtually all imported goods. These actions triggered the negotiation of new trade agreements with certain U.S. trading partners. While these negotiations resulted in the reduction of certain recently imposed tariffs, the average U.S. tariff rate remains at its highest level since the 1930s. In response to the changes in U.S. trade policies, certain U.S. trading partners imposed retaliatory tariffs on U.S. imports. Shifts in tariffs, trade agreements, import/export restrictions, trade sanctions, sector specific trade barriers, and other governmental trade actions, whether enacted by the United States or other countries, especially those instituted in UCC's or TDCC's significant markets or markets where their significant customers or suppliers are located, and the associated uncertainty of long-term trade policies, could impact the Corporation's sales volume, sales price, and production and other costs. Changes in trade policies may also cause disruptions to material sourcing and availability, global supply chains and logistics and access to end markets. Additionally, changes in U.S. trade policy and associated responses from trading partners may create shifts in global market dynamics, disrupt the long-term planning process for governments and private enterprises and result in continued global financial market volatility. The impact of these changes in trade policies and the resulting trade and market uncertainty could have a negative impact on the Corporation’s results of operations. There can be no assurance that, in the future, the United States, other countries or international trade bodies will not institute new tariffs or more restrictive trade policies or remedies and, as a result, the Corporation may face additional uncertainty and adverse impact on its business, financial condition and results of operations.

Economic conditions around the world, and in certain industries and geographic regions in which the Corporation and TDCC do business, also impact sales price and volume and affect the efficacy of the Corporation's supply chain. For example, long-term market uncertainty, an economic downturn driven by trade policies and inflationary pressures, higher input costs and margin compression have reduced demand for the Corporation's products, resulting in decreased sales price and volume. Adverse economic conditions have also caused supply chain constraints. These factors have had and are continuing to have a negative impact on the Corporation's results of operations. Additionally, political conditions or tensions; war, invasion or conflict, including the ongoing conflicts in the Middle East and between Russia and Ukraine with the related sanctions and export restrictions; terrorism; epidemics; pandemics; or political instability in the geographic regions or industries in which the Corporation operates or its products are sold could further reduce demand for these products and result in decreased sales price and volume or supply chain disruptions, which could have a negative impact on the Corporation's results of operations.

The Russia-Ukraine conflict has been ongoing for more than three years since Russia’s February 2022 invasion of Ukraine, and although there have been recent efforts to seek a resolution, it remains unclear if these will be successful. In light of sanctions imposed by the United States, Canada, the European Union and other countries as a result of this conflict, TDCC ceased in-bound investment to Russia and maintains reasonable, risk-based measures to ship into Russia only limited goods that comply with applicable legal restrictions. These actions have not had and are not expected to have a material impact on the Corporation's financial condition or results of operations. The situation remains fluid and the ongoing conflict may result in additional economic sanctions or other measures, which could have a negative impact on TDCC’s financial condition, results of operations and cash flows. These impacts could include decreased sales; supply chain and logistics disruptions; volatility in foreign exchange rates and interest rates; inflationary pressures on and availability of raw materials and energy, most notably in Europe; and heightened cybersecurity threats. Further, the intensity and duration of conflicts in the Middle East and potential expansion of hostilities in the region are difficult to predict and could disrupt the Corporation's supply chain operations, which could have a negative impact on the Corporation's results of operations.

Financial Flexibility: Market conditions, availability of credit and changes in TDCC's credit ratings could reduce TDCC's financial flexibility, which could impact the financial flexibility of the Corporation.
Adverse economic conditions, a contraction in the availability of credit in the marketplace, or changes in TDCC's credit ratings, including failure to maintain an investment grade rating, could increase borrowing costs and reduce TDCC's sources of liquidity, restricting TDCC's flexibility to respond to changing business and economic conditions or to fund capital projects or working capital needs. Since TDCC is a major service provider, material debtor, and the major customer of the Corporation, reduced financial flexibility for TDCC could impact the financial flexibility of the Corporation, which could negatively impact the Corporation's results of operations.

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
The Corporation's business operations are subject to the cyclical nature of the supply-demand balance in the chemical industry. The balance of supply relative to demand within the industry has been and continues to be significantly impacted by the addition of new capacity, especially for basic commodities where capacity is generally added in large increments as world-scale facilities are built. This has resulted in excess capacity which has disrupted and continues to disrupt regional industry supply and demand balances, resulting in downward pressure on prices and decreased operating rates, which has had and continues to have a negative impact on the Corporation's results of operations.

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

The Corporation is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past several decades. At December 31, 2025, the Corporation's total asbestos-related liability for pending and future claims, including future defense and processing costs, was $708 million ($791 million at December 31, 2024). See Notes 1 and 12 to the Consolidated Financial Statements for more information on asbestos-related matters.

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

Substantially all of the Corporation's sales are to TDCC, one of the world’s largest plastics producers. TDCC sells plastic products that continue to enable increasing quality and standards of living and offer significant greenhouse gas reductions compared with alternative solutions. In order to both maintain the benefits of plastics, meet growing demand for circular and renewable plastics and advance efforts to end plastic pollution in the environment, Dow is partnering with other organizations to bring the waste back into the circular economy. Dow's circularity targets aim to transform plastic waste and other forms of waste to commercialize 3 million metric tons of circular and renewable solutions by 2030. Further, Dow has committed to reducing its net annual greenhouse gas emissions and intends to be carbon neutral by 2050 (Scope 1+2+3, as defined by the Greenhouse Gas Protocol Corporate Accounting and Reporting Standard, plus product benefits).

Without the expansion of proper waste collection and recycling infrastructure and the development of a circular economy for plastics at scale, along with increased pressure to reduce the use of plastics, the Corporation could experience reduced demand for its polyethylene products, which could negatively impact the Corporation's financial condition, results of operations and cash flows.

OPERATIONAL RISKS
Raw Materials and Energy: Availability of purchased feedstocks and energy, and the volatility of these costs, impact the Corporation's operating costs and add variability to earnings.
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

While the Corporation expects abundant and cost-advantaged supplies of natural gas liquids ("NGLs") in the United States to persist for the foreseeable future, if NGLs become significantly less advantaged than crude oil-based feedstocks, it could have a negative impact on the Corporation's results of operations and future investments. Also, if the Corporation's key suppliers of feedstocks and energy, which may include limited or single source suppliers, are unable to provide the raw materials or energy required for production, it could have a negative impact on the Corporation's results of operations.

Operational Event: A significant operational event could negatively impact the Corporation's results of operations.
As a diversified chemical manufacturing company, the Corporation's operations at each site, including maintenance of its facilities, the transportation of supplies and products, cyberattacks, the Corporation's expanding utilization of artificial intelligence ("AI") in the Corporation's operations, including but not limited to its manufacturing process controls, supply chain optimization, and human resources analysis, and by its suppliers and customers, and the complex and evolving regulatory environment surrounding AI; pandemics and other public health-related events or severe weather conditions and other natural phenomena (such as freezing, drought, hurricanes, earthquakes, tsunamis, floods, etc.) could result in an unplanned or unintended event that could be significant in scale and could negatively impact operations, neighbors or the public at large, which could have a negative impact on the Corporation's results of operations.

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
UCC relies on various information systems, including information systems operated by Dow and by third-parties and which may also include embedded AI, to support safe, efficient and reliable business and operating processes and activities and to safeguard its proprietary information assets, including trade secrets, know-how and other sensitive, business critical information. These systems are critical to the Corporation's process to accurately report financial results for management and external reporting purposes and to ensure compliance with financial reporting, legal and tax requirements in the United States and around the world. These systems may also be used to collect and process sensitive customer and personal employee data the Corporation may be legally required to store, process and protect in accordance with complex country- and territory-specific laws that continue to evolve, violations of which could result in significant criminal or civil sanctions, investigations or enforcement actions.

Increased global cybersecurity vulnerabilities, threats and targeted cyberattacks, which are becoming more sophisticated as attackers increase their utilization of developing techniques and tools, including AI, continue to pose risks to UCC’s products, systems and networks, and the confidentiality, availability and integrity of the Corporation’s data, and may surpass the Corporation's and Dow's current safeguards. These vulnerabilities also expose the Corporation’s customers, suppliers and third-party service providers to loss. In addition, the Corporation is exposed to similar risks resulting from cyberattacks that are experienced by its suppliers and other vendors. As a result, cyberattacks, internal and external security breaches, and attacks and security breaches of third-party systems could disrupt UCC's operations, compromise UCC’s proprietary and confidential, business critical information, jeopardize UCC's ability to safeguard and maintain accurate data, including personal data, and harm UCC's reputation which could result in litigation, enforcement actions, including fines, penalties and disruption of UCC's right to operate in certain jurisdictions, and significant remediation costs. Additionally, UCC’s and/or Dow's use of AI software may create additional risks related to the unintentional disclosure of proprietary, confidential, personal or otherwise sensitive information.

While Dow and its subsidiaries, including the Corporation, have been targets of cyberattacks, including phishing, social engineering, industrial espionage and other malicious attacks, and have determined that certain of these attacks have resulted in and could continue to result in unauthorized third parties gaining access to Dow's and the Corporation's information systems and certain confidential business information, the Corporation is part of Dow's comprehensive cybersecurity program that is continuously reviewed, maintained and upgraded and, to date, these attacks have not materially impacted the Corporation. However, cyberattacks by nation-state organizations, crime organizations and other hackers continue to occur and are increasingly sophisticated, and these attacks may occur and remain undetected for an extended period of time. These attacks could have a material negative impact on the Corporation’s results of operations, financial position and reputation. More information on the Corporation’s processes for assessing, identifying and managing material risks from cybersecurity threats, including management’s role and the Board's oversight of such processes, can be found in Item 1C. Cybersecurity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Dow has processes in place to identify, assess and monitor material risks from cybersecurity threats, including the material risks of the Corporation. These processes are part of Dow’s overall enterprise risk management process and have been embedded in its operating procedures, internal controls and information systems.

Dow's comprehensive cybersecurity and information security framework includes risk assessment and mitigation through a threat intelligence-driven approach, application controls, and enhanced security with ransomware defense. The framework leverages International Organization for Standardizations 27001/27002 standards for general information technology controls, International Society of Automation/International Electrotechnical Commission standards for industrial automation, the National Institute of Standards and Technology Cyber Security Framework ("NIST CSF") for measuring overall readiness to respond to cybersecurity threats, and Sarbanes-Oxley for assessment of internal controls. In addition, Dow maintains business continuity and disaster recovery plans as well as a cybersecurity insurance policy.

Dow has comprehensive processes to manage cybersecurity risks when engaging with third-party service providers, including reviewing questionnaires and independent quantitative scores of the vendor’s cybersecurity hygiene, maintaining robust controls to address and mitigate significant risks that may arise, and performing ongoing assessments and reviews throughout the duration of the engagement.

Dow has established cybersecurity and information security awareness training programs. Formal training on topics relating to Dow’s cybersecurity, data privacy and information security policies and procedures is mandatory at least annually for all employees, contractors and third parties with access to Dow’s network. Training is administered and tracked through online learning modules. Training topics include how to escalate suspicious activities including phishing, viruses, spams, deep fakes, insider threats, suspect human behaviors or safety issues. Based on role and location, some employees receive additional in-depth training to provide more comprehensive knowledge on potential risks related to their individual job responsibilities. Training is supplemented through regular Dow company-wide communications with frequent updates to educate on the latest adversary trends and social engineering techniques.

Additionally, Dow engages in cybersecurity crisis response simulations to assess Dow’s ability to adapt to information and operational technology threats. Improper or illegitimate use of Dow’s information system resources or violation of Dow’s information security policies and procedures is subject to disciplinary action. Dow’s security posture is supported by a comprehensive defense-in-depth strategy that relies on layers of technology including, but not limited to, Multi-Factor Authentication and Zero Trust principles to ensure that access to information and communication is vetted and secure.

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

Governance
Role of Management
Dow’s information systems organization is led by Dow’s chief information & digital officer, who reports to Dow's chief operating officer, and is responsible for administration of the cybersecurity and information security framework and risk management, including that of the Corporation, with oversight by the Dow Inc. Audit Committee.

Dow’s chief information & digital officer has formal education in information technology and more than 30 years of experience in information systems and technology, including as the vice president of Global Information Technology at Cargill, Incorporated, prior to joining Dow. The chief information & digital officer receives regular updates on cybersecurity matters, results of mitigation efforts and cybersecurity incident response and remediation.

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

Dow’s Cyber Security Operations Center (“CSOC”) serves as the central point for all cybersecurity incidents and reporting, including incidents that directly target employees or Dow internal information systems and incidents originating from third parties. The CSOC provides end-to-end operations for purposes of monitoring, detecting, alerting and responding to cybersecurity incidents. The CSOC evaluates each incident in terms of its impact on Dow’s and the Corporation's operations, ability to conduct business with customers and suppliers, brand reputation and health, safety or the environment, and the speed and degree to which the incident has been contained. The CSOC is also responsible for activating the containment and resolution efforts and third-party service providers are engaged where appropriate to support Dow through the resolution of the incident.

The CSOC reports all cybersecurity incidents to Dow’s Materiality Assessment Team, which includes senior representatives from information technology, finance, legal and other relevant business functions. If the Materiality Assessment Team initially assesses that a cybersecurity incident may be material, the CSOC immediately notifies Dow's Cybersecurity Executive Steering Team for final determination of materiality. Dow's Cybersecurity Executive Steering Team consists of Dow's chief operating officer; chief financial officer; chief information & digital officer; chief information security officer; senior vice president, operations, manufacturing & engineering; chief technology & sustainability officer; vice president of government affairs; and general counsel. The CSOC escalates incidents with significant impact and pervasiveness to Dow’s Corporate Crisis Management Team for further action. After initial identification, the CSOC monitors all cybersecurity incidents for changes in degree of impact or pervasiveness to ensure timely escalation and response. Decisions of Dow's Cybersecurity Executive Steering Team are communicated through established governance channels, including reporting to Dow's Audit Committee. This process is integrated into Dow’s overall incident response and risk management framework, ensuring alignment between operational response and strategic oversight.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pursuant to General Instruction I of Form 10-K "Omission of Information by Certain Wholly-Owned Subsidiaries," this section includes only management's narrative analysis of the results of operations for the year ended December 31, 2025, the most recent fiscal year, compared with the year ended December 31, 2024, the fiscal year immediately preceding it.

References to "TDCC" refer to The Dow Chemical Company and its consolidated subsidiaries, except as otherwise indicated by the context. Union Carbide Corporation (the "Corporation" or "UCC") has been a wholly owned subsidiary of TDCC since 2001. TDCC has been a wholly owned subsidiary of Dow Inc. since 2019. References to "Dow" refer to Dow Inc., together with TDCC and its consolidated subsidiaries. Additionally, the term "Diamond Infrastructure Solutions" means Dow InfraCo, LLC, TDCC's consolidated variable interest entity that owns and operates infrastructure assets at certain TDCC and UCC locations on the U.S. Gulf Coast, which include UCC's sites in St. Charles, Louisiana, and Seadrift and Texas City, Texas. Infrastructure-related products and services provided to UCC by Diamond Infrastructure Solutions are billed to UCC in accordance with the terms of agreements between the parties.

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

RESULTS OF OPERATIONS
Net Sales
Total net sales for 2025 were $3,989 million, compared with total net sales of $4,277 million in 2024, a decrease of 7 percent. Net sales to related companies, principally to TDCC, were $3,885 million for 2025, compared with $4,157 million for 2024, a decrease of 7 percent. Selling prices to TDCC are determined in accordance with the terms of an agreement between UCC and TDCC.

Average selling price decreased 5 percent in 2025 compared with 2024. Price decreased in most product lines, with the most significant decreases in polyethylene, ethyleneamines, acrylic monomers and ethanolamines, partially offset by price increases primarily in vinyl acetate monomers and ethylene glycol. Volume decreased 2 percent in 2025 compared with 2024. Volume decreased in most product lines, with the most significant decreases in ethylene glycol, vinyl acetate monomers and glycol ethers, due primarily to lower demand and planned maintenance turnaround activity. Volume decreases were partially offset by increases primarily in ethyleneamines and ethylene oxide.

Cost of Sales
Cost of sales in 2025 was $4,111 million, up 4 percent from $3,968 million in 2024. Cost of sales as a percentage of total net sales increased to 103.1 percent in 2025 compared with 92.8 percent in 2024. The increase in cost of sales as a percentage of net sales was primarily due to higher activity-based costs, including products and services, charged by related parties, higher ethylene prices and the impact of lower operating rates resulting from lower demand, partially offset by cost reduction initiatives. See Note 17 to the Consolidated Financial Statements for additional information about related party transactions.

Restructuring and Asset Related Charges - Net
In the first quarter of 2025, the Corporation initiated targeted actions to further achieve its cost reduction initiatives in response to ongoing macroeconomic weakness, while reinforcing long-term competitiveness across the economic cycle. As a result of these actions, the Corporation recorded pretax charges of $6 million for severance and related benefit costs, included in "Restructuring and asset related charges - net" in the consolidated statements of income. These actions are substantially complete. See Note 4 to the Consolidated Financial Statements for additional information about the Corporation's restructuring activities and related charges.

The Corporation expects to incur additional costs in the future related to its restructuring activities, which will be recognized as incurred. The Corporation also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as charges for management services provided by TDCC, dividend income, non-operating pension and other postretirement benefit plan credits or costs, commissions, gains and losses on sales of investments and assets, and gains and losses on foreign currency exchange.

Sundry income (expense) – net for 2025 was income of $579 million compared with expense of $110 million in 2024. Sundry income (expense) – net in 2025 included a $735 million distribution from a related company in which the Corporation holds an ownership interest, partially offset by pension settlement charges of $37 million. Sundry income (expense) – net in 2024 included a $2 million gain on the sale of the Corporation's remaining ownership interest in a TDCC joint venture to a TDCC subsidiary. See Notes 5, 15 and 17 to the Consolidated Financial Statements for additional information.

Interest Income
Interest income for 2025 was $100 million, compared with $134 million in 2024. The decrease in interest income primarily resulted from decreased interest rates. See Note 17 to the Consolidated Financial Statements for additional information related to the Corporation's related party investment and cash management activities.

Provision (Credit) for Income Taxes
The Corporation reported a credit for income taxes of $42 million in 2025, which resulted in a negative effective tax rate of 8.1 percent. In 2024, the Corporation reported a tax provision of $47 million, which resulted in an effective tax rate of 15.8 percent. The effective tax rate for 2025 was favorably impacted by a nontaxable distribution received from a related company. The tax rate for 2024 was favorably impacted by U.S. federal and state accrual to return adjustments. The underlying factors affecting UCC's overall effective tax rates are summarized in Note 6 to the Consolidated Financial Statements. See Notes 5 and 17 to the Consolidated Financial Statements for additional information about the related company distribution.

On July 4, 2025, U.S. legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“the Act”) and commonly referred to as the One Big Beautiful Bill Act was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. The Act has not materially impacted the Corporation's effective tax rate.

Net Income Attributable to UCC
The Corporation reported net income of $560 million in 2025, compared with net income of $250 million in 2024. Net income in 2025 was driven by a distribution from a related company as part of TDCC's intercompany financing arrangements, partially offset by negative sales margins, due primarily to lower demand and higher activity-based and raw material costs.

Capital Expenditures
Capital spending in 2025 was $137 million, compared with $338 million in 2024, as projects on the U.S. Gulf Coast were completed.

Pension Plans
In the fourth quarter of 2025, as part of its ongoing pension derisking initiatives, the Corporation terminated certain U.S. tax-qualified pension plans, which included the tax-qualified benefit obligations for substantially all employees hired after January 1, 2008. These employees earned benefits based on a set percentage of annual pay, plus interest. As part of the plan termination process, participants were provided with various benefit payment or distribution options. All benefit options were funded with existing plan assets and did not require any cash funding from the Corporation. These actions resulted in non-cash settlement charges of $37 million, primarily related to the accelerated recognition of the accumulated actuarial losses of the plans. See Note 15 to the Consolidated Financial Statements for additional information related to the Corporation's pension plans.

Distribution Received from Related Company
As part of TDCC's continuing efforts to optimize its intercompany financing structure, the Corporation received a pro-rata distribution of a portion of a note receivable totaling $735 million during the year ended December 31, 2025, from Dow International Holdings Company, a related company in which the Corporation holds a minority ownership interest. The distribution was recorded in “Sundry income (expense) – net” in the consolidated statements of income and was subsequently distributed to TDCC and presented as "Distribution to parent" in the consolidated statements of equity. These nontaxable transactions were executed in accordance with TDCC's intercompany cash management process. See Note 17 to the Consolidated Financial Statements for additional information about the Corporation's dividends and distributions.

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

Environmental Matters
The Corporation determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. At December 31, 2025, the Corporation had accrued obligations of $188 million for probable environmental remediation and restoration costs, including $39 million for the remediation of Superfund sites. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. For further discussion, see Environmental Matters in Notes 1 and 12 to the Consolidated Financial Statements.

Pension Plans and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could have been settled at December 31, 2025, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note 15 to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods. The Corporation's pension plans are frozen and, therefore, participants do not accrue additional benefits for future service and compensation.

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

The Corporation determines the expected long-term rate of return on plan assets by performing a detailed analysis of key economic and market factors driving historical returns for each asset class and formulating a projected return based on factors in the current environment. Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads, and other valuation measures and market metrics. The expected long-term rate of return for each asset class is then weighted based on the strategic asset allocation approved by the governing body for each plan. The Corporation's historical experience with the pension fund asset performance is also considered. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2025 was 6.33 percent. The weighted-average assumption to be used for determining 2026 net periodic pension expense is 6.30 percent. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Corporation's pension plans.

The discount rates utilized to measure the pension and other postretirement benefit obligations are based on the yield on high-quality corporate fixed income investments at the measurement date. Future expected actuarially determined cash flows for the plans are individually discounted at the spot rates under the Willis Towers Watson U.S. RATE:Link 60-90 corporate yield curve (based on 60th to 90th percentile high-quality corporate bond yields) to arrive at the plan’s obligations as of the measurement date. The weighted-average discount rate utilized to measure pension obligations was 5.35 percent at December 31, 2025 and 5.67 percent at December 31, 2024.

The value of the Corporation's qualified plans' assets totaled $2.1 billion at December 31, 2025, a decrease from $2.2 billion at December 31, 2024. The net underfunded status of the Corporation's qualified plans increased by $18 million at December 31, 2025, compared with December 31, 2024. The Corporation's contributions to the qualified plans were insignificant in 2025. The Corporation uses a generational mortality table to determine the duration of its pension and other postretirement obligations.

The Corporation bases the determination of pension expense on a market-related valuation of plan assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be impacted when previously deferred gains or losses are recorded. Over the life of the plan, both gains and losses have been recognized and amortized. At December 31, 2025, $219 million of net losses remain to be recognized in the calculation of the market-related value of plan assets. These net losses will result in increases in future pension expense as they are recognized in the market-related value of assets.

The net decrease in the market-related value of assets due to the recognition of prior losses (gains) is presented in the following table:

Net Decrease in Market-Related Asset Value Due to Recognition of Prior Losses (Gains)
In millions
2026	$172
2027	31
2028	24
2029	(8)
Total	$219

Excluding the impact of the Corporation's 2025 derisking activities, the Corporation expects pension expense to increase in 2026 by approximately $18 million. The increase is primarily due to the recognition of prior losses under the market-related valuation of plan assets methodology described above.

A 25 basis point increase in the long-term return on assets assumption would decrease the Corporation's total pension expense by $5 million for 2026. A 25 basis point decrease in the long-term return on assets assumption would increase the Corporation's total pension expense by $6 million for 2026. A 25 basis point increase or decrease in the discount rate assumption would not significantly impact the Corporation's total pension expense for 2026.

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

At December 31, 2025, the Corporation had a net deferred tax asset balance of $289 million, after valuation allowances of $19 million. In evaluating the ability to realize the deferred tax assets, the Corporation relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

The Corporation recognizes the financial statement effects of an uncertain tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. At December 31, 2025, the Corporation had a liability for uncertain tax positions of $8 million. For additional information, see Note 6 to the Consolidated Financial Statements.

Environmental Matters
Environmental Policies
The Corporation is committed to world-class environmental, health and safety ("EH&S") performance, as demonstrated by a long-standing commitment to the American Chemistry Council's Responsible Care® program and a strong commitment to deliver against Dow's targets around a circular economy and climate protection. These targets set the standard for sustainability in the chemical industry, focusing on improvements in UCC's local corporate citizenship and product stewardship, and by actively pursuing methods to reduce the Corporation's environmental impact.

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

Dow believes third-party verification and transparent public reporting are cornerstones of world-class EH&S performance and building public trust. Numerous Dow sites in the U.S. & Canada, Europe, Asia Pacific and Latin America, including UCC sites, have received third-party verification of compliance with Responsible Care® and with outside specifications such as ISO-14001. Dow continues to be a global champion of Responsible Care® and has worked to broaden the application and impact of Responsible Care® around the world through engagement with suppliers, customers and joint venture partners.

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

Climate Protection
Evaluation of climate-related risks and opportunities continues to be a catalyst for the development of Dow’s Decarbonize & Grow strategy (Dow’s climate transition plan), and its broad water stewardship and habitat conservation efforts. Dow's science-based strategy includes a phased approach to decarbonize while meeting the growing demand for Dow's products and contributing to a low-carbon future through continued investment in new products, technologies and processes, and a focus on water resilience in key watersheds and positive impact on biodiversity through habitat conservation.

In 2020, Dow set a target to be carbon neutral by 2050 across Scopes 1, 2 and 3, as defined by the Greenhouse Gas Protocol Corporate Accounting and Reporting Standard, plus product benefits. Dow’s Protect the Climate goals include reducing net annual greenhouse gas ("GHG") emissions by 5 million metric tons by 2030 versus its 2020 baseline, representing approximately a 15 percent reduction versus 2020 and a nearly 30 percent reduction since 2005. Dow has a multi-generational plan to replace end-of-life emissions-intensive assets with higher-efficiency, lower-emissions assets. Dow has continued its near-term progression in its Decarbonize & Grow strategy by starting construction of its Fort Saskatchewan Path2Zero project which will be the world’s first net-zero Scope 1 and 2 emissions ethylene complex, when completed, and will decarbonize approximately 20 percent of Dow’s global ethylene production capacity. While Dow remains committed to this project and the growth upside it will enable, Dow now expects to complete construction of the project with a two-year delay, with the first and second phases expected to start up by the end of 2029 and 2030, respectively. Dow has also continued to advance a project with X-energy, a nuclear energy innovation company, to commercialize an advanced small modular nuclear reactor that will generate GHG emissions-free process heat and energy at the Corporation's site in Seadrift, Texas. Energy reduction and optimization projects will provide continuous progress toward Dow’s carbon-neutral ambitions.

Dow is also committed to advancing water stewardship within its operations and supply chain and with downstream customers and to working collaboratively to enhance water management at the watershed level. In 2024, Dow announced a robust 2050 water resilience strategy as well as a 50,000 acre habitat conservation target to address these key elements of climate adaptation.

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

To evaluate physical risks, Dow partnered with S&P Global Trucost (“Trucost”) to assess Dow’s exposure to physical risks based on the geographic location of its manufacturing operations. The risks assessed included water stress, flood, heat waves, cold waves, hurricanes, wildfires and sea level rise. The analysis included an assessment of the physical risks using a baseline year of 2020 with time periods for medium- (year 2030) and long-term (year 2050) using the Intergovernmental Panel on Climate Change representative concentration pathways. These pathways represent varying degrees of global atmospheric GHG concentrations (low, medium and high), and thus different expectations on global temperature rise. Results are incorporated into Dow’s long-term assessments of its manufacturing sites, which are key inputs into Dow’s and UCC's capital approval process.

Transition Risks
Climate-related transition risks include the availability, development and affordability of lower GHG emissions technology, the effects of carbon dioxide equivalent ("CO2e") pricing and changes in public sentiment, regulations, taxes, public mandates or requirements as they relate to CO2e, water or land use.

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

To ensure its processes and plans are resilient, Dow uses climate-related scenarios to assess physical and transition risks. Dow’s periodic climate scenario analysis considers a longer time frame (currently to 2050) for magnitude of impact. Every few years, Dow also utilizes a robust scenario analysis to assess the long-term materiality and impact of climate-related risks and opportunities. Scenario analysis is used to challenge business-as-usual assumptions and strengthen the resiliency of Dow’s Decarbonize & Grow strategy. Scenarios are used to evaluate both physical and transition risk and are particularly useful in evaluating the potential and impact of emerging risks. Dow selected several climate scenarios relevant for physical and transition risks, to cover a range of assumptions regarding policy development and to build resiliency for a variety of outcomes in its strategy.

Managing Climate Risks
Management of climate risk is assigned to Dow’s Climate Steering Team (“CST”), which is accountable for developing and implementing plans to mitigate risk and for tracking actions and progress against those plans. With oversight and accountability by the CST, specific carbon-related risks are managed by Dow’s Carbon Program Management Office (“PMO”). Water and nature risks are managed by the Water and Nature PMO, which is also accountable to the CST. The PMOs partner with subject matter experts to develop and implement strategies to mitigate or eliminate climate-related risks. The teams develop specific action plans and ensure owners are assigned to drive forward progress to reduce Dow’s and UCC's risk exposure. Risk mitigation status updates are provided to Dow's executive leaders on a regular basis and discussions include risk time horizons or magnitude of impact to confirm that the strategy remains solid.

Environmental Remediation
UCC accrues the costs of remediation of its facilities and formerly owned facilities based on current law and existing technologies. The nature of such remediation includes, for example, the management of soil and groundwater contamination. The policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note 1 to the Consolidated Financial Statements. To assess the impact on the consolidated financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Corporation had an accrued liability of $149 million at December 31, 2025 and $149 million at December 31, 2024, related to the remediation of current or former UCC-owned sites.

In addition to current and former UCC-owned sites, under the Federal Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws (hereafter referred to collectively as "Superfund Law"), UCC is liable for remediation of other hazardous waste sites where UCC allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Because Superfund Law imposes joint and several liability upon each party at a site, UCC has evaluated its potential liability in light of the number of other companies that also have been named potentially responsible parties ("PRPs") at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. Management's estimate of the Corporation's remaining liability for the remediation of Superfund sites was $39 million at December 31, 2025 and $35 million at December 31, 2024, which has been accrued, although the ultimate cost with respect to these sites could exceed that amount. The Corporation has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites	UCC-owned Sites [1]		Superfund Sites [2]
	2025	2024	2025	2024
Number of sites at Jan 1	25	25	62	63
Sites added during year	—	—	3	—
Sites closed during year	(2)	—	(4)	(1)
Number of sites at Dec 31	23	25	61	62
1.UCC-owned sites are sites currently or formerly owned by UCC. In the United States, remediation obligations are imposed by the Resource Conservation and Recovery Act or analogous state law.
2.Superfund sites are sites, including sites not owned by UCC, where remediation obligations are imposed by Superfund Law.

In total, the Corporation's accrued liability for probable environmental remediation and restoration costs was $188 million at December 31, 2025, compared with $184 million at December 31, 2024. This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation's management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation's results of operations, financial condition and cash flows.

The amounts charged to income on a pretax basis related to environmental remediation totaled $35 million in 2025, $37 million in 2024 and $44 million in 2023. The amounts charged to income on a pretax basis related to operating the Corporation's pollution abatement facilities, excluding internal recharges, totaled $19 million in 2025, $24 million in 2024 and $106 million in 2023. The decrease in charges to operate pollution abatement facilities is primarily due to the Corporation's divestment of certain production supporting infrastructure assets on the U.S. Gulf Coast that are now owned and managed by Diamond Infrastructure Solutions. See Note 17 for additional information. Capital expenditures for environmental protection were $10 million in 2025, $16 million in 2024 and $47 million in 2023.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2025	2024	2023
Claims unresolved at Jan 1	5,813	6,367	6,873
Claims filed	4,615	4,568	4,199
Claims settled, dismissed or otherwise resolved	(3,270)	(5,122)	(4,705)
Claims unresolved at Dec 31	7,158	5,813	6,367
Claimants with claims against both UCC and Amchem	(1,277)	(1,005)	(1,236)
Individual claimants at Dec 31	5,881	4,808	5,131

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

Debt Covenants and Default Provisions
The Corporation's outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation's size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at December 31, 2025.

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

UCC uses value-at-risk ("VAR"), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Corporation is a variance/covariance model. This model uses a 97.5 percent confidence level and includes at least one year of historical data. The 2025 and 2024 year-end and average daily VAR for the aggregate of all positions are shown below:

Total Daily VAR at Dec 31	2025		2024
In millions	Year-end	Average	Year-end	Average
Interest rate	$2	$2	$2	$3

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of Union Carbide Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Union Carbide Corporation and subsidiaries (the "Corporation") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
Midland, Michigan
February 3, 2026

We have served as the Corporation's auditor since 2001.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

(In millions) For the years ended Dec 31,	2025	2024	2023
Net trade sales	$104	$120	$147
Net sales to related companies	3,885	4,157	4,149
Total net sales	3,989	4,277	4,296
Cost of sales	4,111	3,968	3,804
Research and development expenses	20	22	22
Selling, general and administrative expenses	6	6	10
Restructuring and asset related charges - net	6	—	14
Sundry income (expense) - net	579	(110)	(25)
Interest income	100	134	49
Interest expense and amortization of debt discount	7	8	16
Income before income taxes	518	297	454
Provision (credit) for income taxes	(42)	47	73
Net income attributable to Union Carbide Corporation	$560	$250	$381
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For the years ended Dec 31,	2025	2024	2023
Net income attributable to Union Carbide Corporation	$560	$250	$381
Other comprehensive income (loss), net of tax
Cumulative translation adjustments	(3)	1	1
Pension and other postretirement benefit plans	36	(2)	58
Total other comprehensive income (loss)	33	(1)	59
Comprehensive income attributable to Union Carbide Corporation	$593	$249	$440
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

(In millions, except share amounts) At Dec 31,	2025	2024
Assets
Current Assets
Cash and cash equivalents	$11	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2025: $—; 2024: $—)	17	16
Related companies	684	846
Other	18	18
Income taxes receivable	—	42
Notes receivable from related companies	7	593
Inventories	278	296
Other current assets	45	31
Total current assets	1,060	1,853
Investments
Investments in related companies	237	237
Other investments	13	12
Noncurrent receivables	13	31
Noncurrent receivables from related companies	1,724	1,642
Total investments	1,987	1,922
Property
Property	5,858	5,732
Less accumulated depreciation	4,747	4,611
Net property	1,111	1,121
Other Assets
Intangible assets (net of accumulated amortization 2025: $96; 2024: $95)	5	6
Operating lease right-of-use assets	56	61
Deferred income tax assets	289	253
Deferred charges and other assets	16	17
Total other assets	366	337
Total Assets	$4,524	$5,233
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$118	$19
Long-term debt due within one year	2	126
Accounts payable:
Trade	220	336
Related companies	445	470
Other	17	30
Operating lease liabilities - current	12	12
Income taxes payable	20	21
Asbestos-related liabilities - current	80	78
Accrued and other current liabilities	120	136
Total current liabilities	1,034	1,228
Long-Term Debt	143	143
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	413	402
Asbestos-related liabilities - noncurrent	628	713
Operating lease liabilities - noncurrent	44	49
Other noncurrent obligations	246	512
Total other noncurrent liabilities	1,331	1,676
Stockholders' Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	1,034	1,034
Retained earnings	2,293	2,496
Accumulated other comprehensive loss	(1,311)	(1,344)
Union Carbide Corporation's stockholders' equity	2,016	2,186
Total Liabilities and Equity	$4,524	$5,233
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended Dec 31,	2025	2024	2023
Operating Activities
Net income attributable to Union Carbide Corporation	$560	$250	$381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182	144	170
Provision (credit) for deferred income tax	(47)	4	(18)
Net gain on sales of property and investments	—	(1)	(1)
Distribution from related company	(735)	—	—
Net gain on sale of ownership interest in related party	—	(2)	(206)
Restructuring and asset related charges - net	6	—	14
Net periodic pension benefit cost	75	27	184
Pension contributions	(2)	(2)	(2)
Other, net	1	—	—
Changes in assets and liabilities:
Accounts and notes receivable	(1)	(4)	31
Related company receivables	690	118	225
Inventories	18	(69)	22
Accounts payable	(129)	68	4
Related company payables	74	1	26
Asbestos-related payments	(83)	(76)	(80)
Other assets and liabilities	(377)	108	(52)
Cash provided by operating activities	232	566	698
Investing Activities
Capital expenditures	(137)	(338)	(274)
Proceeds from sale of ownership interest in related party	—	2	206
Change in noncurrent receivable from related company	58	(3)	6
Proceeds from sales of property and investments	1	4	12
Cash used for investing activities	(78)	(335)	(50)
Financing Activities
Dividends paid to parent	(28)	(228)	(512)
Changes in short-term notes payable	—	(1)	(3)
Payments on long-term debt	(126)	(2)	(132)
Cash used for financing activities	(154)	(231)	(647)
Summary
Change in cash and cash equivalents	—	—	1
Cash and cash equivalents at beginning of year	11	11	10
Cash and cash equivalents at end of year	$11	$11	$11
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

(In millions) For the years ended Dec 31,	2025	2024	2023
Common Stock
Balance at beginning and end of year	$—	$—	$—
Additional Paid-in Capital
Balance at beginning of year	1,034	1,034	141
Common control transaction (Note 17)	—	—	893
Balance at end of year	1,034	1,034	1,034
Retained Earnings
Balance at beginning of year	2,496	2,474	2,605
Net income attributable to Union Carbide Corporation	560	250	381
Distribution to parent	(735)	—	—
Dividends declared	(28)	(228)	(512)
Balance at end of year	2,293	2,496	2,474
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of year	(1,344)	(1,343)	(1,402)
Other comprehensive income (loss)	33	(1)	59
Balance at end of year	(1,311)	(1,344)	(1,343)
Union Carbide Corporation's Stockholder's Equity	$2,016	$2,186	$2,165
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
Except as otherwise indicated by the context, the terms "Corporation" and "UCC" as used herein mean Union Carbide Corporation and its consolidated subsidiaries and references to "TDCC" refer to The Dow Chemical Company and its consolidated subsidiaries. UCC is a wholly owned subsidiary of TDCC and TDCC is a wholly owned subsidiary of Dow Inc. Additionally, the term "Diamond Infrastructure Solutions" means Dow InfraCo, LLC, TDCC's consolidated variable interest entity that owns and operates infrastructure assets at certain TDCC and UCC locations on the U.S. Gulf Coast, which include the Corporation's sites in St. Charles, Louisiana, and Seadrift and Texas City, Texas. Infrastructure-related products and services provided to the Corporation by Diamond Infrastructure Solutions are billed to the Corporation in accordance with the terms of agreements between the parties.

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

Intercompany transactions and balances are eliminated in consolidation. Transactions with TDCC and other subsidiaries of TDCC, including Diamond Infrastructure Solutions, have been reflected as related company transactions in the consolidated financial statements. See Note 17 for additional information.

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

Significant Accounting Policies
Asbestos-Related Matters
Accruals for asbestos-related matters, including defense and processing costs, are recorded based on an analysis of claim and resolution activity, defense spending, and pending and future claims. These accruals are assessed at each balance sheet date to determine if the asbestos-related liability remains appropriate. Accruals for asbestos-related matters are included in the consolidated balance sheets in "Asbestos-related liabilities - current" and "Asbestos-related liabilities - noncurrent." See Note 12 for additional information.

Legal Costs
The Corporation expenses legal costs as incurred, with the exception of defense and processing costs associated with asbestos-related matters.

Foreign Currency Translation
While the Corporation's consolidated subsidiaries are primarily based in the United States, the Corporation has small subsidiaries in Asia Pacific and other locations outside the United States. For those subsidiaries, the local currency has been primarily used as the functional currency. Translation gains and losses of those operations that use local currency as the functional currency are included in the consolidated balance sheets in "Accumulated other comprehensive loss" ("AOCL"). Where the U.S. dollar is used as the functional currency, foreign currency translation gains and losses are reflected in income.

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

Environmental costs are capitalized if the costs extend the life of the property, increase its capacity and/or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction and/or normal operation of a long-lived asset. Costs related to environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued when such costs are probable and reasonably estimable.

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

The Corporation routinely utilizes exchange, swap and tolling arrangements with other companies for raw materials and finished goods to increase sourcing options, shorten delivery times, and reduce freight and other transportation costs. These transactions are treated as nonmonetary exchanges and are valued at cost.

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

Revenue
Substantially all of the Corporation's revenues are generated by sales to TDCC. Revenue for product sales to related companies is recognized when the related company obtains control of the product, which occurs either at the time that production is complete or shipped free on board ("FOB") from UCC's manufacturing facility, in accordance with the sales agreement between the Corporation and TDCC. The Corporation recognizes revenue for product sales to trade customers when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Corporation expects to receive in exchange for those goods or services. To determine revenue recognition, the Corporation performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 3 for additional information.

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the fourth quarter of 2025, the Corporation prospectively adopted the annual disclosure requirements of Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments in this ASU require a public business entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public business entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. See Notes 5 and 6 for applicable income tax-related disclosures required by this guidance.

Accounting Guidance Issued But Not Adopted at December 31, 2025
In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which is intended to improve disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. While the adoption of ASU 2024-03 will result in enhanced disclosures, the Corporation does not expect it will have a material impact on its financial condition or results of operations.

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

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 15 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $27 million at December 31, 2025 ($29 million at December 31, 2024), of which $2 million ($2 million at December 31, 2024) was included in "Accrued and other current liabilities" and $25 million ($27 million at December 31, 2024) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

NOTE 4 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
2025 Restructuring Program
In the first quarter of 2025, the Corporation initiated targeted actions to further achieve its cost reduction initiatives in response to ongoing macroeconomic weakness, while reinforcing long-term competitiveness across the economic cycle. These actions were substantially complete at the end of 2025. As a result of these actions, the Corporation recorded pretax restructuring charges of $6 million for severance and related benefit costs, included in "Restructuring and asset related charges - net" in the consolidated statements of income. The Corporation paid $4 million for severance and related benefit costs related to this program through December 31, 2025.

At December 31, 2025, a liability for severance and related benefit costs of $2 million was included in "Accrued and other current liabilities" in the consolidated balance sheets.

2023 Restructuring Program
In the first quarter of 2023, the Corporation initiated restructuring actions to achieve its structural cost improvement initiatives in response to the continued economic impact from the global recessionary environment and to enhance its agility and long-term competitiveness across the economic cycle. The program included workforce cost reductions and actions to rationalize the Corporation's manufacturing assets, which included asset write-down and write-off charges. These actions were complete at the end of the second quarter of 2025. As a result of these actions, the Corporation recorded pretax restructuring charges of $14 million, included in "Restructuring and asset related charges - net" in the consolidated statements of income. The charges consisted of severance and related benefit costs of $12 million and asset write-downs and write-offs of $2 million. The Corporation paid $12 million for severance and related benefit costs related to this program through December 31, 2025.

NOTE 5 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net
In millions	2025	2024	2023
General administrative and overhead type services and service fees [1]	$(69)	$(69)	$(72)
Distribution and dividend income - related companies [1]	739	—	—
Net commission expense - related company [1]	(19)	(20)	(19)
Non-operating pension and other postretirement benefit plan costs [2]	(69)	(22)	(144)
Gain on sale of ownership interest in related party [3]	—	2	206
Net gain on sales of property	—	1	1
Equity in earnings of nonconsolidated affiliate [1]	—	—	10
Other - net	(3)	(2)	(7)
Total sundry income (expense) - net	$579	$(110)	$(25)
1.See Note 17 for additional information.
2.The 2025 expense includes pretax pension settlement charges of $37 million related to the termination of certain U.S. tax-qualified pension plans. The 2023 expense includes pretax pension settlement charges of $149 million related to the transfer of certain plan obligations to an insurance company. See Note 15 for additional information about the Corporation's pension and other postretirement benefit plans, including pension settlement charges.
3.These amounts relate to the sale of the Corporation's ownership interest in Dow Technology Investments LLC. See Note 17 for additional information.

Supplier Finance Program
The Corporation is a party to a supply chain financing (“SCF”) program, facilitated by TDCC, which can be used in the ordinary course of business to extend payment terms with the Corporation's vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Corporation. The vendor receives payment from the financial intermediary, and the Corporation pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Corporation is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize TDCC's creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. Neither TDCC nor the Corporation provide guarantees related to the SCF program. At December 31, 2025, the Corporation's outstanding obligations confirmed as valid under the SCF program were $27 million ($36 million at December 31, 2024), included in “Accounts payable – Trade” in the consolidated balance sheets.

The following table summarizes the activity of the SCF program for the years ended December 31, 2025 and 2024:

Supplier Finance Program Activity
In millions	2025	2024
Confirmed obligations outstanding at Jan 1	$36	$27
Invoices confirmed to financial intermediary	123	117
Confirmed invoices paid to financial intermediary	(132)	(108)
Confirmed obligations outstanding at Dec 31	$27	$36

Supplemental Cash Flow Information
Required supplementary cash flow information is presented in the following tables:

Supplemental Cash Flow Information	2025	2024	2023
In millions
Noncash investing activities:
Capitalized interest - related company term loan [1]	$82	$99	$—
Cash paid (received) for:
Interest	$17	$21	$26
Income taxes, net of refunds [1]	$231	$(211)	$102
1.See Note 17 for additional information.

Supplemental Cash Flow Information - Cash Paid for Income Taxes - Disaggregated [1]	2025
In millions
Cash paid (received) for income taxes, net of refunds
Federal	$223
State and local
Other state and local jurisdictions	$(1)
Foreign
Other foreign jurisdictions	$9
Total cash paid for income taxes, net of refunds	$231
1.Disaggregated in accordance with ASU 2023-09, which was adopted prospectively in 2025.

NOTE 6 - INCOME TAXES

Geographic Allocation of Income and Provision for Income Taxes
In millions	2025	2024	2023
Income (loss) before income taxes
Domestic	$518	$297	$455
Foreign	—	—	(1)
Income before income taxes	$518	$297	$454
Current tax expense (benefit)
Federal	$(6)	$45	$96
State and local	1	(3)	(6)
Foreign	10	1	1
Total current tax expense	$5	$43	$91
Deferred tax expense (benefit)
Federal	$(39)	$7	$(19)
State and local	(8)	(3)	1
Total deferred tax expense (benefit)	$(47)	$4	$(18)
Provision (credit) for income taxes	$(42)	$47	$73
Net income	$560	$250	$381

Reconciliation to U.S. Statutory Rate [1]	2025
Amounts in millions	Amount	Percent
U.S. federal statutory tax rate	$109	21.0%
State and local income taxes, net of federal income tax effect	(9)	(1.8)
Foreign tax effects
Puerto Rico [2]	9	1.8
Tax credits	(9)	(1.8)
Changes in valuation allowances	9	1.8
Nontaxable or nondeductible items
Nontaxable distribution	(155)	(29.9)
Other adjustments	4	0.8
Effective tax rate	$(42)	(8.1)%
1.Disaggregated in accordance with ASU 2023-09, which was adopted prospectively in 2025.
2.Related to branch profits tax paid on a distribution received from a subsidiary.

Reconciliation to U.S. Statutory Rate [1]	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%
Unrecognized tax benefits and related interest	(1.1)	(2.7)
Federal tax accrual adjustments	(2.1)	—
State and local tax impact	(2.1)	(1.2)
Other - net	0.1	(1.0)
Effective tax rate	15.8%	16.1%
1.As presented prior to adoption of ASU 2023-09, which was adopted prospectively in 2025.

Deferred Tax Balances at Dec 31	2025		2024
In millions	Assets	Liabilities	Assets	Liabilities
Property	$—	$116	$—	$109
Tax loss and credit carryforwards	89	—	13	—
Postretirement benefit obligations	98	—	95	—
Other accruals and reserves	226	—	251	—
Inventory	1	—	1	—
Other - net	10	—	12	—
Subtotal	$424	$116	$372	$109
Valuation allowances	(19)	—	(10)	—
Total	$405	$116	$362	$109

Operating Loss and Tax Credit Carryforwards at Dec 31	2025	2024
In millions	Assets	Assets
Operating loss carryforwards
Expire within 5 years	$3	$4
Expire after 5 years or indefinite expiration	69	4
Total operating loss carryforwards	$72	$8
Tax credit carryforwards
Expire within 5 years	$1	$2
Expire after 5 years or indefinite expiration	16	3
Total tax credit carryforwards	$17	$5
Total tax loss and tax credit carryforwards	$89	$13

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested were zero at December 31, 2025 and December 31, 2024. Accordingly, there are no unrecognized deferred tax liabilities related to such earnings.

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

Under this method, the U.S. Gulf Coast Infrastructure Assets transactions and sale of UCC's ownership interest in Dow Technology Investments LLC, as discussed in Note 17, resulted in the recognition of a $31 million tax payable at December 31, 2025 ($299 million at December 31, 2024), included in “Other noncurrent obligations” in the consolidated balance sheets.

The following table provides a reconciliation of the Corporation's unrecognized tax benefits:

Total Gross Unrecognized Tax Benefits
In millions	2025	2024	2023
Total unrecognized tax benefits at Jan 1	$8	$8	$8
Decreases related to positions taken on items from prior years	—	—	—
Increases related to positions taken on items from prior years	—	—	—
Total unrecognized tax benefits at Dec 31	$8	$8	$8
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$8	$8	$8
Total amount of interest and penalties (benefit) recognized in "Provision (credit) for income taxes"	$1	$(4)	$(12)
Total accrual for interest and penalties recognized in the consolidated balance sheets	$12	$11	$11

The Corporation is currently under examination in a number of tax jurisdictions, including the U.S. federal and various state jurisdictions. The earliest open tax years are 2004 for state income taxes and 2012 for federal income taxes in the United States.

On July 4, 2025, U.S. legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“the Act”) and commonly referred to as the One Big Beautiful Bill Act was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. The Act has not materially impacted the Corporation's effective tax rate.

NOTE 7 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories at Dec 31
In millions	2025	2024
Finished goods	$218	$238
Work in process	36	44
Raw materials	78	72
Supplies	111	94
Total	$443	$448
Adjustment of inventories to the LIFO basis	(165)	(152)
Total inventories	$278	$296

Inventories valued on the LIFO basis, principally U.S. chemicals and plastics product inventories, represented 59 percent of the total inventories at December 31, 2025 and 68 percent of the total inventories at December 31, 2024.

NOTE 8 - PROPERTY
The following table provides a breakdown of property:

Property at Dec 31	Estimated Useful Lives (Years)
In millions		2025	2024
Land and land improvements	0-25	$68	$68
Buildings	5-50	268	259
Machinery and equipment	3-25	5,341	4,875
Other property	3-30	120	112
Construction in progress	—	61	418
Total property		$5,858	$5,732

The following table provides information regarding depreciation expense and capitalized interest:

In millions	2025	2024	2023
Depreciation expense	$146	$117	$146
Capitalized interest	$9	$13	$8

NOTE 9 - INVESTMENTS IN RELATED COMPANIES
The Corporation's ownership interests in related companies at December 31, 2025 and 2024 were as follows:

Investments in Related Companies at Dec 31	Ownership Interest		Investment Balance
In millions	2025	2024	2025	2024
Dow International Holdings Company	5%	5%	$232	$232
Dow Quimica Mexicana S.A. de C.V.	14%	14%	5	5
Total investments in related companies			$237	$237

See Note 17 for additional information about the Corporation's dividends and distributions received from its investments in related companies.

NOTE 10 - INTANGIBLE ASSETS
The following table provides information regarding the Corporation's intangible assets:

Intangible Assets at Dec 31	2025			2024
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$33	$(33)	$—	$33	$(33)	$—
Software	68	(63)	5	68	(62)	6
Total intangible assets	$101	$(96)	$5	$101	$(95)	$6

The following table provides information regarding amortization expense:

Amortization Expense
In millions	2025	2024	2023
Software, included in "Cost of sales"	$2	$2	$3

Total estimated amortization expense for the next five fiscal years, including amounts expected to be capitalized, is as follows:

Estimated Amortization Expense for Next Five Years
In millions
2026	$2
2027	$2
2028	$1
2029	$1
2030	$—

NOTE 11 - NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable at Dec 31
In millions	2025	2024
Notes payable to related companies [1]	$118	$19
Year-end average interest rates	4.30%	3.15%
1.Includes borrowings on a revolving credit agreement with TDCC. See Note 17 for additional information.

Long-Term Debt at Dec 31	2025 Average Rate	2025	2024 Average Rate	2024
In millions
Promissory notes and debentures:
Debentures due 2025	—%	$—	6.79%	$12
Debentures due 2025	—%	—	7.50%	113
Debentures due 2096	7.75%	135	7.75%	135
Finance lease obligations [1]		12		11
Unamortized debt discount and issuance costs		(2)		(2)
Long-term debt due within one year		(2)		(126)
Total long-term debt		$143		$143
1.See Note 13 for additional information.

Maturities of Long-Term Debt for Next Five Years at Dec 31, 2025
In millions
2026	$2
2027	$2
2028	$2
2029	$2
2030	$2

2025 Activity
In 2025, the Corporation repaid $125 million of long-term debt at maturity.

Letters of Credit
The Corporation utilizes letters of credit to support commitments made in the ordinary course of business. While the terms and amounts of letters of credit change, UCC generally has approximately $10 million to $15 million of outstanding letters of credit at any given time.

Debt Covenants and Default Provisions
The Corporation's outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation's size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. No such events have occurred or have been triggered at the time of the filing of this Annual Report on Form 10-K.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.

At December 31, 2025, the Corporation had accrued obligations of $188 million for probable environmental remediation and restoration costs ($184 million at December 31, 2024), including $39 million for the remediation of Superfund sites ($35 million at December 31, 2024). This is management's best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation's management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation's results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability.

The following table summarizes the activity in the Corporation's accrued obligations for environmental matters for the years ended December 31, 2025 and 2024:

Accrued Liability for Environmental Matters
In millions	2025	2024
Balance at Jan 1	$184	$194
Accrual adjustment	35	37
Payments against reserve	(33)	(47)
Foreign currency impact	2	—
Balance at Dec 31	$188	$184

The amounts charged to income on a pretax basis related to environmental remediation totaled $35 million in 2025, $37 million in 2024 and $44 million in 2023. Capital expenditures for environmental protection were $10 million in 2025, $16 million in 2024 and $47 million in 2023. The decrease in capital expenditures for environmental protection since 2023 was primarily due to the completion of two significant environmental protection projects on the U.S. Gulf Coast.

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

In December 2025, Ankura stated that an update of its December 2024 study would not provide a more likely estimate of future events than the estimate reflected in that study and, therefore, the estimate in that study remained applicable. Based on the Corporation's internal review process and Ankura's response, the Corporation determined that no adjustment to the accrual was required. At December 31, 2025, the asbestos-related liability for pending and future claims against UCC and Amchem, including future asbestos-related defense and processing costs, was $708 million, and approximately 28 percent of the recorded liability related to pending claims and approximately 72 percent related to future claims.

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

Purchase Commitments
The Corporation has outstanding purchase commitments and various commitments for take-or-pay or throughput agreements. The Corporation was not aware of any purchase commitments that were negotiated as part of a financing arrangement for the facilities that will provide the contracted goods or services or for the costs related to those goods or services at December 31, 2025 and 2024.

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

The components of lease cost for operating and finance leases for the years ended December 31, 2025, 2024 and 2023 were as follows:

Lease Cost	2025	2024	2023
In millions
Operating lease cost	$15	$18	$25
Short-term lease cost	55	57	41
Variable lease cost	16	19	25
Amortization of right-of-use assets - finance	2	2	3
Interest on lease liabilities	1	—	—
Total lease cost	$89	$96	$94

The following table provides supplemental cash flow and other information related to leases:

Other Lease Information	2025	2024	2023
In millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$15	$18	$24
Operating cash flows for finance leases	$1	$—	$—
Financing cash flows for finance leases	$1	$2	$3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6	$2	$12
Finance leases	$2	$11	$2

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at December 31, 2025 and 2024:

Lease Position	Balance Sheet Classification	Dec 31, 2025	Dec 31, 2024
In millions
Assets
Operating lease assets	Operating lease right-of-use assets	$56	$61
Finance lease assets	Property	27	25
Finance lease amortization	Accumulated depreciation	(15)	(13)
Total lease assets		$68	$73
Liabilities
Current
Operating	Operating lease liabilities - current	$12	$12
Finance	Long-term debt due within one year	2	1
Noncurrent
Operating	Operating lease liabilities - noncurrent	44	49
Finance	Long-Term Debt	10	10
Total lease liabilities		$68	$72

The weighted-average remaining lease term and discount rate for leases recorded in the consolidated balance sheets at December 31, 2025 and 2024 are provided below:

Lease Term and Discount Rate	Dec 31, 2025	Dec 31, 2024
Weighted-average remaining lease term
Operating leases	6.1 years	6.7 years
Finance leases	6.8 years	7.9 years
Weighted-average discount rate
Operating leases	4.91%	3.21%
Finance leases	5.46%	5.49%

The following table provides the maturities of lease liabilities at December 31, 2025:

Maturities of Lease Liabilities	Dec 31, 2025
In millions	Operating Leases	Finance Leases
2026	$14	$2
2027	13	2
2028	11	2
2029	6	2
2030	5	2
2031 and thereafter	12	4
Total future undiscounted lease payments	$61	$14
Less: Imputed interest	5	2
Total present value of lease liabilities	$56	$12

At December 31, 2025, the Corporation had one additional lease of approximately $35 million, for a building, which had not yet commenced. This lease is expected to commence in 2027 with a term of 5 years.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of AOCL for the years ended December 31, 2025, 2024 and 2023 were as follows:

Accumulated Other Comprehensive Loss	2025	2024	2023
In millions
Cumulative Translation Adjustment
Beginning balance	$(52)	$(53)	$(54)
Unrealized gains (losses) on foreign currency translation	(3)	1	1
Other comprehensive income (loss), net of tax	(3)	1	1
Ending balance	$(55)	$(52)	$(53)
Pension and Other Postretirement Benefits
Beginning balance	$(1,292)	$(1,290)	$(1,348)
Gains (losses) arising during the period	(47)	(57)	(116)
Tax (expense) benefit	11	13	25
Net gains (losses) arising during the period	(36)	(44)	(91)
Amortization of net loss reclassified from AOCL to net income [1]	94	55	194
Tax expense (benefit) [2]	(22)	(13)	(45)
Net loss reclassified from AOCL to net income	72	42	149
Other comprehensive income (loss), net of tax	36	(2)	58
Ending balance	$(1,256)	$(1,292)	$(1,290)
Total AOCL ending balance	$(1,311)	$(1,344)	$(1,343)
1.These AOCL components are included in the computation of net periodic benefit cost (credit) of the Corporation's defined benefit pension and other postretirement benefit plans. See Note 15 for additional information.
2.Reclassified to "Provision (credit) for income taxes."

NOTE 15 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
Pension Plans
The Corporation has both funded and unfunded defined benefit plans in the United States, which covered substantially all U.S. employees through December 31, 2023. In 2021, TDCC announced changes to the design of its U.S. tax-qualified and non-qualified pension plans, including the plans of the Corporation (collectively, the “UCC Plans”). As a result, effective December 31, 2023, the Corporation froze the pensionable compensation and credited service amounts used to calculate pension benefits for substantially all employees who participated in the UCC Plans, except for certain employees subject to collective bargaining agreements. In 2024, the Corporation froze pension benefits for substantially all remaining employees who participated in the UCC Plans.

Separately, in the fourth quarter of 2023, certain of the Corporation’s tax-qualified pension plans purchased a nonparticipating group annuity contract from an insurance company, irrevocably transferring certain benefit obligations and related plan assets to the insurer. This transaction did not require any cash funding from the Corporation and did not impact the pension benefits of participants. As a result of this transaction, the Corporation recognized a non-cash pretax settlement charge of $149 million in 2023, related to the accelerated recognition of a portion of the accumulated actuarial losses of the plan, recorded in “Sundry income (expense) – net” in the consolidated statements of income.

In the fourth quarter of 2025, the Corporation terminated certain U.S. tax-qualified pension plans, which included the tax-qualified benefit obligations for substantially all employees hired after January 1, 2008. These employees earned benefits based on a set percentage of annual pay, plus interest. As part of the plan termination process, participants were offered a lump sum distribution, an immediate monthly annuity or a deferred payment, with the annuity and deferred payment options administered by a highly rated insurance company that assumes responsibility for the future administration and payment of benefits. These transactions were funded with existing plan assets and did not require any cash funding from the Corporation. As a result of these actions, the Corporation recorded non-cash settlement charges of $37 million, related to the accelerated recognition of the accumulated actuarial losses of the plans, recorded in “Sundry income (expense) – net” in the consolidated statements of income.

The Corporation's funding policy is to contribute to plans when pension laws or economics either require or encourage funding. In 2025, UCC contributed $2 million to its pension plans, including contributions to fund benefit payments for its non-qualified supplemental plan. UCC expects to contribute approximately $1 million to its pension plans in 2026.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit cost are provided below:

Pension Plan Assumptions	Benefit Obligations at Dec 31		Net Periodic Benefit Cost for the Year Ended
	2025	2024	2025	2024	2023
Discount rate	5.35%	5.67%	5.67%	5.25%	5.72%
Interest crediting rate for applicable benefits	4.50%	3.47%	3.47%	4.50%	4.50%
Rate of compensation increase [1]	—%	—%	—%	4.25%	4.25%
Expected return on plan assets			6.33%	6.40%	6.80%
1.The rate of compensation increase assumption is not relevant at December 31, 2025 and 2024, and for the year ended December 31, 2025, due to the freezing of plan benefits.

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

The Corporation funds most of the cost of these health care and life insurance benefits as incurred. In 2025, UCC did not make any contributions to its other postretirement benefit plan trust. Likewise, UCC does not expect to contribute assets to its other postretirement benefit plan trust in 2026.

The weighted-average assumptions used to determine other postretirement benefit plan obligations and net periodic benefit cost for the plan are provided in the following table:

Other Postretirement Benefit Plan Assumptions	Benefit Obligations at Dec 31		Net Periodic Benefit Cost for the Year Ended
	2025	2024	2025	2024	2023
Discount rate	5.28%	5.64%	5.64%	5.20%	5.56%
Health care cost trend rate assumed for next year	7.50%	7.00%	7.00%	6.50%	6.57%
Rate to which the cost trend rate is assumed to decline (the ultimate health care cost trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate health care cost trend rate	2036	2033	2033	2033	2033

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

Summarized information on the Corporation's pension and other postretirement benefit plans is as follows:

Change in Projected Benefit Obligations, Plan Assets and Funded Status for All Plans	Defined Benefit Pension Plans		Other Postretirement Benefit Plan
In millions	2025	2024	2025	2024
Change in projected benefit obligations:
Benefit obligations at beginning of year	$2,468	$2,633	$120	$133
Interest cost	125	129	7	7
Actuarial changes in assumptions and experience	90	(85)	(4)	(14)
Benefits paid	(208)	(209)	(8)	(7)
Settlement [1]	(53)	—	—	—
Other	1	—	—	1
Benefit obligations at end of year	$2,423	$2,468	$115	$120

Change in plan assets:
Fair value of plan assets at beginning of year	$2,177	$2,370	$—	$—
Actual return on plan assets	196	10	—	—
Employer contributions	2	2	—	—
Benefits paid	(208)	(209)	—	—
Settlement [1]	(53)	—	—	—
Other	—	4	—	—
Fair value of plan assets at end of year	$2,114	$2,177	$—	$—

Funded status at end of year	$(309)	$(291)	$(115)	$(120)

Net amounts recognized in the consolidated balance sheets at Dec 31:
Accrued and other current liabilities	$(1)	$(1)	$(11)	$(11)
Pension and other postretirement benefits - noncurrent	(308)	(290)	(104)	(109)
Net amount recognized	$(309)	$(291)	$(115)	$(120)

Pretax amounts recognized in accumulated other comprehensive loss at Dec 31:
Net loss (gain)	$1,700	$1,756	$(95)	$(104)
1.The 2025 impact relates to the settlement and termination of certain U.S. tax-qualified pension plans.

Significant components of the overall decrease in the Corporation's benefit obligation for the year ended December 31, 2025, were benefits paid and settlement of certain pension benefit obligations, partially offset by interest cost and the change in weighted-average discount rates, which decreased from 5.67 percent at December 31, 2024, to 5.35 percent at December 31, 2025. Significant components of the overall decrease in the Corporation's benefit obligation for the year ended December 31, 2024 were benefits paid and the change in weighted-average discount rates, which increased from 5.25 percent at December 31, 2023, to 5.67 percent at December 31, 2024.

The accumulated benefit obligation for all defined benefit pension plans was $2.4 billion at December 31, 2025, and $2.5 billion at December 31, 2024.

Pension Plans with Accumulated Benefit Obligations or Pension Benefit Obligations in Excess of Plan Assets at Dec 31
In millions	2025	2024
Accumulated benefit obligations / Pension benefit obligations [1]	$2,423	$2,468
Fair value of plan assets	$2,114	$2,177
1.Cumulative accumulated pension obligations in excess of plan assets and cumulative pension benefit obligations in excess of plan assets are the same at December 31, 2025 and 2024.

Net Periodic Benefit Cost (Credit) for All Plans for the Year Ended Dec 31	Defined Benefit Pension Plans			Other Postretirement Benefit Plan
In millions	2025	2024	2023	2025	2024	2023
Net Periodic Benefit Cost (Credit):
Service cost	$—	$—	$32	$—	$—	$—
Interest cost	125	129	147	7	7	7
Expected return on plan assets	(157)	(169)	(204)	—	—	—
Amortization of net (gain) loss	70	67	60	(13)	(12)	(15)
Settlement loss [1]	37	—	149	—	—	—
Net periodic benefit cost (credit)	$75	$27	$184	$(6)	$(5)	$(8)
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net (gain) loss	$51	$71	$109	$(4)	$(14)	$7
Amortization of net gain (loss)	(70)	(67)	(60)	13	12	15
Settlement loss [1]	(37)	—	(149)	—	—	—
Total recognized in other comprehensive (income) loss	$(56)	$4	$(100)	$9	$(2)	$22
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$19	$31	$84	$3	$(7)	$14
1.The 2025 impact relates to the settlement and termination of certain U.S. tax-qualified pension plans. The 2023 impact relates to the settlement of certain pension benefit obligations through the purchase of a nonparticipating group annuity contract from an insurance company.

Net periodic benefit cost (credit), other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income. See Note 5 for additional information.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at Dec 31, 2025	Defined Benefit Pension Plans	Other Postretirement Benefit Plan
In millions
2026	$243	$11
2027	207	11
2028	203	11
2029	199	10
2030	194	10
2031 - 2035	891	43
Total	$1,937	$96

Plan Assets
Plan assets consist primarily of equity and fixed income securities of U.S. and foreign issuers, and include alternative investments, such as real estate, private equity and other absolute return strategies. Plan assets totaled $2.1 billion at December 31, 2025 and $2.2 billion at December 31, 2024 and included no directly held common stock of Dow Inc.

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

The weighted-average target allocation for plan assets of the Corporation's pension plan is summarized as follows:

Target Allocation for Plan Assets at Dec 31, 2025	Target Allocation
Asset Category
Equity securities	24%
Fixed income securities	48
Alternative investments	28
Total	100%

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

The following table summarizes the bases used to measure the Corporation’s pension plan assets at fair value at December 31, 2025 and 2024:

Basis of Fair Value Measurements	Dec 31, 2025				Dec 31, 2024
In millions	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$322	$287	$35	$—	$178	$157	$21	$—
Equity securities:
U.S. equity securities	$262	$262	$—	$—	$153	$153	$—	$—
Non - U.S. equity securities	105	104	—	1	225	213	11	1
Total equity securities	$367	$366	$—	$1	$378	$366	$11	$1
Fixed income securities:
Debt - government-issued	$524	$—	$524	$—	$660	$—	$660	$—
Debt - corporate-issued	186	—	186	—	216	—	216	—
Debt - asset-backed	23	—	23	—	34	—	34	—
Total fixed income securities	$733	$—	$733	$—	$910	$—	$910	$—
Alternative investments:
Derivatives - asset position	$8	$—	$8	$—	$12	$—	$12	$—
Derivatives - liability position	(37)	—	(37)	—	(47)	—	(47)	—
Total alternative investments	$(29)	$—	$(29)	$—	$(35)	$—	$(35)	$—
Subtotal	$1,393	$653	$739	$1	$1,431	$523	$907	$1
Investments measured at net asset value:
Hedge funds	$88				$140
Private markets	495				460
Real estate	140				155
Total investments measured at net asset value	$723				$755
Items to reconcile to fair value of plan assets:
Pension trust receivables [1]	$1				$1
Pension trust payables [2]	(3)				(10)
Total	$2,114				$2,177
1.Primarily receivables for investment securities sold.
2.Primarily payables for investment securities purchased.

There were no changes in fair value of Level 3 pension plan assets for the years ended December 31, 2025 and 2024.

Defined Contribution Plans
U.S. employees may participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Corporation. In addition, beginning on January 1, 2024, all eligible U.S. employees also receive an automatic non-elective contribution of 4 percent of eligible compensation to their respective defined contribution plans. Expense recognized for all defined contribution plans was $20 million in 2025, $21 million in 2024 and $12 million in 2023.

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

Assets that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset. For all other assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. There were no transfers between Levels 1 and 2 in the years ended December 31, 2025 and 2024.

The following table summarizes the fair value of the Corporation's financial instruments at December 31, 2025 and 2024:

Fair Value of Financial Instruments	2025				2024
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$11	$—	$—	$11	$11	$—	$—	$11
Long-term debt including debt due within one year	$(145)	$—	$(12)	$(157)	$(269)	$—	$(26)	$(295)
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

NOTE 17 - RELATED PARTY TRANSACTIONS
U.S. Gulf Coast Infrastructure Assets
As part of the Corporation's and TDCC's application of a best-owner mindset when reviewing non-product producing assets and to allow UCC and TDCC to have more visibility into the operations and economics of such assets, on November 1, 2023, UCC and certain other TDCC subsidiaries contributed certain production supporting infrastructure assets on the U.S. Gulf Coast (which are not product-producing assets themselves) to a TDCC subsidiary, now known as Diamond Infrastructure Solutions, that will manage the contributed assets in exchange for a membership interest ("Common Control Membership Interest") in the subsidiary. The carrying value of net assets contributed by UCC was $389 million. In connection with this contribution, TDCC and UCC entered into various agreements, designating UCC to receive or provide certain site services as defined under the agreements. Such agreements were designed to ensure the continuation of services to support UCC's existing operations. UCC recognized equity earnings of $10 million in the fourth quarter of 2023 related to this investment, recorded in "Sundry income (expense) - net" in the consolidated statements of income.

On December 1, 2023, UCC sold its Common Control Membership Interest to another TDCC subsidiary in exchange for a $1,543 million term loan receivable, recorded in "Noncurrent receivables from related companies" in the consolidated balance sheets. This loan bears interest based on alternative reference rates and matures on December 1, 2043. This transaction was accounted for as a transfer between entities under common control, which resulted in an increase to additional paid in capital of $893 million, net of tax of $251 million, and recorded in "Additional Paid-in Capital" in the consolidated statements of equity. Interest on the term loan is capitalized, resulting in a term loan balance of $1,724 million at December 31, 2025 ($1,642 million at December 31, 2024).

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

Product and Services Agreements
The Corporation sells its products to TDCC to simplify the customer interface process. Products are sold to and purchased from TDCC at prices determined in accordance with the terms of an agreement between UCC and TDCC. After each quarter, the Corporation and TDCC analyze the pricing used for the sales in that quarter and reach agreement on any necessary adjustments, at which point the prices are final. The Corporation also procures certain commodities, raw materials, pipeline, storage and site services through TDCC and Diamond Infrastructure Solutions and pays commissions and service fees based on the services, volume and type of commodities and raw materials purchased.

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

The following table summarizes UCC’s transactions with TDCC and Diamond Infrastructure Solutions related to product and services agreements for the years ended December 31, 2025, 2024 and 2023:

Product and Services Agreements Transactions	2025	2024	2023	Income Statement
In millions				Classification
Activity-based costs [1]	$692	$599	$158	Cost of sales
Commodity and raw materials purchases [2]	$1,056	$996	$1,078	Cost of sales
Commission expense	$19	$20	$19	Sundry income (expense) - net
General administrative and overhead type services and service fee	$69	$69	$72	Sundry income (expense) - net
1.The increase in activity-based costs was primarily due to the impact of higher fuel gas and energy costs and other charges in 2025. The 2024 increase in activity-based costs was a result of UCC's divestment of its infrastructure assets in the fourth quarter of 2023 ("Infrastructure Divestment"), at which time certain site infrastructure-related services previously administered independently by the Corporation were subsequently performed by Diamond Infrastructure Solutions and billed to the Corporation, resulting in increased related party activity-based costs. The Infrastructure Divestment resulted in certain changes in other cost flows, which further increased activity-based costs. Activity-based costs include short-term lease cost of $15 million related to pipeline and site services for the year ended December 31, 2025 ($16 million for the year ended December 31, 2024), included in Lease Cost in Note 13.
2.Period-end balances on hand are included in inventory. The 2025 increase in purchase costs was primarily driven by higher raw material prices partially offset by lower volumes. The 2024 decrease in purchase costs was primarily due to changes in cost flows resulting from the Infrastructure Divestment.

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

Tax Sharing Agreement
In accordance with the Tax Sharing Agreement between the Corporation and TDCC, the Corporation makes payments to TDCC to cover the Corporation's estimated federal tax liability; payments were $223 million in 2025, $90 million in 2024 and $113 million in 2023.

The Corporation recorded decreases of approximately $280 million of its income tax and related interest receivable during 2024 due to tax audit closures. These amounts were settled through the Corporation's cash management process with TDCC and are reflected in "Related company receivables" and "Other assets and liabilities" in the consolidated statements of cash flows.

During 2025, TDCC sold minority portions of its membership interests in Diamond Infrastructure Solutions. The Corporation previously sold its membership interests in Diamond Infrastructure Solutions to another TDCC subsidiary in 2023. As a result of TDCC's sales of membership interests, $268 million of the noncurrent tax liability resulting from UCC's 2023 divestment became due. At December 31, 2025, $219 million has been settled through the Corporation's cash management process with TDCC and $49 million is recorded in "Accounts payable - Related companies" in the consolidated balance sheets.

Cash Management
As part of TDCC’s cash management process, UCC is a party to a revolving loan with TDCC that allows TDCC to borrow an aggregate outstanding amount not to exceed $2 billion. The agreement, which became effective on December 2, 2024, earns interest based on alternative reference rates and matures annually, with automatic one year extensions unless either party terminates the agreement. This agreement amended and restated a prior revolving loan agreement that was scheduled to mature on December 30, 2024, and earned interest based on alternative reference rates. At December 31, 2025, the Corporation had a note receivable of $7 million ($593 million at December 31, 2024) from TDCC under the amended and restated revolving loan agreement.

The Corporation also has a separate revolving credit agreement with TDCC that allows the Corporation to borrow or obtain credit enhancements up to an aggregate of $2 billion. The agreement, which became effective December 2, 2024, charges interest based on alternative reference rates and matures annually, with automatic one year extensions unless either party terminates the agreement. The agreement amended and restated a prior revolving credit agreement that was scheduled to expire on December 30, 2024. TDCC may demand repayment with a 30-day written notice to the Corporation, subject to certain restrictions. At December 31, 2025, the Corporation had a note payable to TDCC of $100 million (zero at December 31, 2024), and $1,863 million remained available under the amended and restated revolving credit agreement ($1,943 million at December 31, 2024). At December 31, 2024, TDCC also held certain cash collateral balances from UCC related to credit enhancements under the previous agreement, which were reported as "Accounts receivable - Related companies" in the consolidated balance sheets and repaid to the Corporation in 2025.

The Corporation may draw from the revolving loan and credit agreements in support of its daily working capital requirements and, as such, the net effect of cash inflows and outflows under the agreements is presented in the consolidated statements of cash flows as an operating activity.

Dividends and Distributions
On a quarterly basis, the Board reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution.

The following table summarizes cash dividends declared and paid to TDCC for 2025, 2024 and 2023:

Cash Dividends Declared and Paid	2025	2024	2023
In millions
Cash dividends declared and paid	$28	$228	$512

The Corporation received dividends from its related company investments of $4 million during the year ended December 31, 2025, recorded in "Sundry income (expense) - net" in the consolidated statements of income.

As part of TDCC's continuing efforts to optimize its intercompany financing structure, the Corporation received a pro-rata distribution of a portion of a note receivable totaling $735 million during the year ended December 31, 2025, from Dow International Holdings Company. The distribution was recorded in “Sundry income (expense) – net” in the consolidated statements of income and was subsequently distributed to TDCC and presented as "Distribution to parent" in the consolidated statements of equity for the year ended December 31, 2025. These nontaxable transactions were executed in accordance with TDCC's intercompany cash management process. See Note 9 for additional information about the Corporation's related company investments.

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

Sales are attributed to geographic regions based on customer location; long-lived assets are attributed to geographic regions based on asset location. Sales to external customers and long-lived assets by geographic region were as follows:

Geographic Region Information	United States	Asia Pacific	Rest of World	Total
In millions
2025
Sales to external customers [1]	$100	$4	$—	$104
Long-lived assets	$1,087	$15	$9	$1,111
2024
Sales to external customers [1]	$119	$1	$—	$120
Long-lived assets	$1,093	$18	$10	$1,121
2023
Sales to external customers [1]	$117	$30	$—	$147
Long-lived assets	$862	$21	$11	$894
1.Of total sales to external customers, sales in Malaysia were approximately 4 percent in 2025, 1 percent in 2024 and 20 percent in 2023, and are included in Asia Pacific.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended December 31, 2025, that materially affected or were reasonably likely to materially affect the Corporation's internal control over financial reporting.
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
Management assessed the effectiveness of the Corporation's internal control over financial reporting and concluded that, as of December 31, 2025, such internal control is effective. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework (2013).
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
Omitted pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Omitted pursuant to General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The Dow Inc. Audit Committee pre-approved all auditing services and permitted non-audit services for 2025 (including the fees and terms thereof) to be performed for Dow Inc. and its subsidiaries (including the Corporation) by its independent auditor, subject to the de minimis exception for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act, any such exceptions are approved by the Dow Inc. Audit Committee prior to the completion of the audit. The Corporation's management and its Board of Directors subscribe to these policies and procedures. For the years ended December 31, 2025 and 2024, professional services were performed for the Corporation by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the "Deloitte Entities").

Total fees paid for the Corporation to the Deloitte Entities were $1.4 million in 2025 and $1.5 million in 2024. These are the aggregate of fees billed for the audit of the Corporation's annual financial statements, the reviews of the financial statements in the Quarterly Reports on Form 10-Q, statutory audits and other regulatory filings.

Union Carbide Corporation and Subsidiaries
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1. The Corporation's 2025 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (PCAOB ID: 34) are included in Item 8 of this Annual Report on Form 10-K.

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

10.5
Second Amended and Restated Revolving Credit Agreement, effective as of December 2, 2024, between the Corporation as borrower and The Dow Chemical Company as lender, incorporated by reference to Exhibit 10.5 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024.

10.7
Third Amended and Restated Revolving Loan Agreement, effective as of December 2, 2024, between The Dow Chemical Company as borrower and the Corporation as lender, incorporated by reference to Exhibit 10.7 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024.

10.7.1*	First Amendment to Third Amended and Restated Revolving Loan Agreement, effective as of December 4, 2025, between The Dow Chemical Company as borrower and the Corporation as lender.
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

10.10.1
Agreement (Designation to Provide or Receive Services), effective as of November 1, 2024, between The Dow Chemical Company and the Corporation, incorporated by reference to Exhibit 10.10.1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024.

10.10.2*	Agreement (Designation to Provide or Receive Services), effective as of November 1, 2025, between The Dow Chemical Company and the Corporation.
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

19	Omitted pursuant to General Instruction I of Form 10-K.
21	Omitted pursuant to General Instruction I of Form 10-K.
23*	Ankura Consulting Group, LLC's Consent.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Union Carbide Corporation and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 3, 2026.

UNION CARBIDE CORPORATION

/s/ ANDREA L. DOMINOWSKI
Andrea L. Dominowski, Controller and Vice President of Controllers The Dow Chemical Company (Authorized Representative of Union Carbide Corporation)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 3, 2026, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ DENISE DELAUNE	/s/ MARSHALL A. HEINBERG
Denise DeLaune, Director, President and Chief Executive Officer (Principal Executive Officer)	Marshall A. Heinberg, Director

/s/ ANDREA L. DOMINOWSKI	/s/ MITCHELL WISNIEWSKI
Andrea L. Dominowski, Controller and Vice President of Controllers The Dow Chemical Company (Authorized Representative of Union Carbide Corporation)	Mitchell Wisniewski, Director, Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

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