Form 10-Q
period 2026-03-31
UNION CARBIDE CORP /NEW/
filed 2026-04-24
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

At April 24, 2026, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this form with the reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2026

Union Carbide Corporation and Subsidiaries
Throughout this Quarterly Report on Form 10-Q, except as otherwise indicated by the context, the terms "Corporation" or "UCC" as used herein mean Union Carbide Corporation and its subsidiaries and references to "TDCC" and "Dow" as used herein mean The Dow Chemical Company and Dow Inc., respectively, and their respective subsidiaries. UCC is a wholly owned subsidiary of TDCC and TDCC is a wholly owned subsidiary of Dow.

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

Forward-looking statements are based on current assumptions and expectations of future events that are subject to risks, uncertainties and other factors that are beyond the Corporation’s control, which may cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements and speak only as of the date the statements were made. These factors include, but are not limited to: sales of UCC's products; UCC's expenses, future revenues and profitability; any supply chain, operational or other disruptions, sanctions, export restrictions, or increased economic uncertainty related to the ongoing conflicts between Russia and Ukraine and in the Middle East; capital requirements and need for and availability of financing; unexpected barriers in the development of technology, including with respect to UCC’s contemplated capital and operating projects; significant litigation and environmental matters and related contingencies and unexpected expenses; the success of competing technologies that are or may become available; the ability to protect UCC's intellectual property in the United States and abroad; Dow and UCC's ability to realize expected benefits from Transform to Outperform on the contemplated timeframe; developments related to contemplated restructuring activities and proposed divestitures or acquisitions such as workforce reduction, manufacturing facility and/or asset closure and related exit and disposal activities, and the benefits and costs associated with each of the foregoing; fluctuations in energy and raw material prices; management of process safety and product stewardship; changes in public sentiment and political leadership; increased concerns about plastics in the environment and lack of a circular economy for plastics at scale; changes in consumer preferences and demand; changes in laws and regulations, political conditions, tariffs and trade policies or industry development; global economic and capital markets conditions, such as inflation, market uncertainty, interest and currency exchange rates, and equity and commodity prices; business, logistics and supply disruptions; security threats, such as acts of sabotage, terrorism or war, including the ongoing conflicts between Russia and Ukraine and in the Middle East; weather events and natural disasters; disruptions in the Corporation’s information technology networks and systems, including the impact of cyberattacks; and, since TDCC is the primary customer of UCC and a wholly owned subsidiary of Dow: Dow's ability to realize its commitment to carbon neutrality on the contemplated timeframe; the size of the markets for Dow’s products and services and its ability to compete in such markets; Dow's ability to develop and market new products and optimally manage product life cycles; the rate and degree of market acceptance of Dow’s products; and changes in relationships with Dow’s significant customers and suppliers; and any global and regional economic impacts of a pandemic or other public health-related risks and events on the Corporation’s business.

Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Risk Factors" contained in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025. These are not the only risks and uncertainties that the Corporation faces. There may be other risks and uncertainties that the Corporation is unable to identify at this time or that it does not currently expect to have a material impact on its business. If any of those risks or uncertainties develops into an actual event, it could have a material adverse effect on the Corporation’s business. The Corporation assumes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2026	Mar 31, 2025
Net trade sales	$29	$30
Net sales to related companies	960	948
Total net sales	989	978
Cost of sales	1,068	1,064
Research and development expenses	5	5
Selling, general and administrative expenses	2	2
Restructuring and asset related charges - net	—	6
Sundry income (expense) - net	(29)	(30)
Interest income	19	27
Interest expense and amortization of debt discount	4	1
Loss before income taxes	(100)	(103)
Credit for income taxes	(21)	(21)
Net loss attributable to Union Carbide Corporation	$(79)	$(82)

Depreciation	$38	$31
Capital expenditures	$12	$68
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2026	Mar 31, 2025
Net loss attributable to Union Carbide Corporation	$(79)	$(82)
Other comprehensive income (loss), net of tax
Cumulative translation adjustments	1	(1)
Pension and other postretirement benefit plans	15	11
Total other comprehensive income	16	10
Comprehensive loss attributable to Union Carbide Corporation	$(63)	$(72)
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2026	Dec 31, 2025
Assets
Current Assets
Cash and cash equivalents	$11	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2026: $—; 2025: $—)	20	17
Related companies	732	684
Other	23	18
Notes receivable from related companies	7	7
Inventories	277	278
Other current assets	33	45
Total current assets	1,103	1,060
Investments
Investments in related companies	237	237
Other investments	10	13
Noncurrent receivables	13	13
Noncurrent receivables from related companies	1,743	1,724
Total investments	2,003	1,987
Property
Property	5,870	5,858
Less accumulated depreciation	4,786	4,747
Net property	1,084	1,111
Other Assets
Intangible assets (net of accumulated amortization 2026: $97; 2025: $96)	5	5
Operating lease right-of-use assets	54	56
Deferred income tax assets	309	289
Deferred charges and other assets	17	16
Total other assets	385	366
Total Assets	$4,575	$4,524
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$201	$118
Long-term debt due within one year	2	2
Accounts payable:
Trade	292	220
Related companies	435	445
Other	10	17
Operating lease liabilities - current	12	12
Income taxes payable	20	20
Asbestos-related liabilities - current	82	80
Accrued and other current liabilities	121	120
Total current liabilities	1,175	1,034
Long-Term Debt	143	143
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	406	413
Asbestos-related liabilities - noncurrent	602	628
Operating lease liabilities - noncurrent	42	44
Other noncurrent obligations	254	246
Total other noncurrent liabilities	1,304	1,331
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	1,034	1,034
Retained earnings	2,214	2,293
Accumulated other comprehensive loss	(1,295)	(1,311)
Union Carbide Corporation's stockholder's equity	1,953	2,016
Total Liabilities and Equity	$4,575	$4,524
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar 31, 2026	Mar 31, 2025
Operating Activities
Net loss attributable to Union Carbide Corporation	$(79)	$(82)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55	35
Credit for deferred income tax	(24)	(24)
Restructuring and asset related charges - net	—	6
Net periodic pension benefit cost	14	9
Changes in assets and liabilities:
Accounts and notes receivable	(8)	(1)
Related company receivables	(48)	114
Inventories	1	(11)
Accounts payable	65	46
Related company payables	73	(15)
Asbestos-related payments	(24)	(24)
Other assets and liabilities	(16)	(15)
Cash provided by operating activities	9	38
Investing Activities
Capital expenditures	(12)	(68)
Change in noncurrent receivable from related company	—	58
Proceeds from sales of property and investments	3	—
Cash used for investing activities	(9)	(10)
Financing Activities
Dividends paid to parent	—	(28)
Cash used for financing activities	—	(28)
Summary
Change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	11	11
Cash and cash equivalents at end of period	$11	$11
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2026	Mar 31, 2025
Common Stock
Balance at beginning and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning and end of period	1,034	1,034
Retained Earnings
Balance at beginning of period	2,293	2,496
Net loss attributable to Union Carbide Corporation	(79)	(82)
Dividends declared	—	(28)
Balance at end of period	2,214	2,386
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,311)	(1,344)
Other comprehensive income	16	10
Balance at end of period	(1,295)	(1,334)
Union Carbide Corporation's Stockholder's Equity	$1,953	$2,086
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

The unaudited interim consolidated financial statements of the Corporation were prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 10-K"). In accordance with the accounting guidance for earnings per share, the presentation of earnings per share is not required in financial statements of wholly owned subsidiaries.

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Adopted at March 31, 2026
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which is intended to improve disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. While the adoption of ASU 2024-03 will result in enhanced disclosures, the Corporation does not expect it will have a material impact on its financial condition or results of operations.

NOTE 3 - REVENUE
Substantially all of the Corporation's revenue is generated by sales of products to TDCC. Products are sold to and purchased from TDCC at prices determined in accordance with the terms of an agreement between UCC and TDCC. The Corporation sells its products to TDCC to simplify the customer interface process.

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 14 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $26 million at March 31, 2026 ($27 million at December 31, 2025), of which $2 million ($2 million at December 31, 2025) was included in "Accrued and other current liabilities" and $24 million ($25 million at December 31, 2025) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

NOTE 4 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Mar 31, 2026	Dec 31, 2025
In millions
Finished goods	$224	$218
Work in process	33	36
Raw materials	84	78
Supplies	104	111
Total	$445	$443
Adjustment of inventories to the LIFO basis	(168)	(165)
Total inventories	$277	$278

NOTE 5 - SUPPLIER FINANCE PROGRAM
The Corporation is a party to a supply chain financing (“SCF”) program, facilitated by TDCC, which can be used in the ordinary course of business to extend payment terms with the Corporation's vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Corporation. The vendor receives payment from the financial intermediary, and the Corporation pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Corporation is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize TDCC's creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. Neither TDCC nor the Corporation provide guarantees related to the SCF program. At March 31, 2026, the Corporation's outstanding obligations confirmed as valid under the SCF program were $26 million ($27 million at December 31, 2025), included in “Accounts payable – Trade” in the consolidated balance sheets.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
A summary of the Corporation's commitments and contingencies can be found in Note 12 to the Consolidated Financial Statements included in the 2025 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2026, the Corporation had accrued obligations of $194 million for probable environmental remediation and restoration costs ($188 million at December 31, 2025), including $38 million for the remediation of Superfund sites ($39 million at December 31, 2025). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability.

Litigation
Asbestos-Related Matters
Each quarter, the Corporation reviews asbestos-related claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2026 activity, it was determined that no adjustment to the accrual was required at March 31, 2026.

The Corporation’s total asbestos-related liability for pending and future claims and defense and processing costs was $684 million at March 31, 2026 ($708 million at December 31, 2025). At March 31, 2026, approximately 32 percent of the recorded claim liability related to pending claims and approximately 68 percent related to future claims.

NOTE 7 - LEASES
For additional information on the Corporation's leases, see Note 13 to the Consolidated Financial Statements included in the 2025 10-K.

The components of lease cost for operating and finance leases for the three months ended March 31, 2026 and 2025 were as follows:

Lease Cost	Three Months Ended
In millions	Mar 31, 2026	Mar 31, 2025
Operating lease cost	$4	$4
Short-term lease cost	15	16
Variable lease cost	4	5
Amortization of right-of-use assets - finance	1	—
Total lease cost	$24	$25

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances for each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2026 and 2025 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended
In millions	Mar 31, 2026	Mar 31, 2025
Cumulative Translation Adjustments
Beginning balance	$(55)	$(52)
Unrealized gains (losses) on foreign currency translation	1	(1)
Ending balance	$(54)	$(53)
Pension and Other Postretirement Benefit Plans
Beginning balance	$(1,256)	$(1,292)
Amortization of net loss reclassified from AOCL to net income (loss) [1]	20	14
Tax expense (benefit) [2]	(5)	(3)
Net loss reclassified from AOCL to net income (loss)	15	11
Ending balance	$(1,241)	$(1,281)
Total AOCL ending balance	$(1,295)	$(1,334)
1.These AOCL components are included in the computation of net periodic benefit cost (credit) of the Corporation's defined benefit pension and other postretirement benefit plans. See Note 9 for additional information.
2.Reclassified to "Credit for income taxes."

NOTE 9 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Corporation's pension and other postretirement benefit plans can be found in Note 15 to the Consolidated Financial Statements included in the 2025 10-K. The following table provides the components of the Corporation's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended
In millions	Mar 31, 2026	Mar 31, 2025
Defined Benefit Pension Plans
Interest cost	$28	$31
Expected return on plan assets	(35)	(39)
Amortization of net loss	21	17
Net periodic benefit cost	$14	$9

Other Postretirement Benefit Plan
Interest cost	$1	$1
Amortization of net gain	(1)	(3)
Net periodic benefit credit	$—	$(2)

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

The following table summarizes the fair value of the Corporation's financial instruments at March 31, 2026 and December 31, 2025:

Fair Value of Financial Instruments	Mar 31, 2026				Dec 31, 2025
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$11	$—	$—	$11	$11	$—	$—	$11
Long-term debt including debt due within one year	$(145)	$—	$(11)	$(156)	$(145)	$—	$(12)	$(157)
1.Money market fund is included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

Cost approximates fair value for all other financial instruments.

NOTE 11 - RELATED PARTY TRANSACTIONS
A summary of the Corporation's related party transactions can be found in Note 17 to the Consolidated Financial Statements included in the 2025 10-K.

Product and Services Agreements
The following table summarizes UCC’s transactions with TDCC and Diamond Infrastructure Solutions related to product and services agreements for the three months ended March 31, 2026 and 2025:

Product and Services Agreements Transactions	Three Months Ended
	Mar 31, 2026	Mar 31, 2025	Income Statement Classification
In millions
Activity-based costs [1]	$192	$181	Cost of sales
Commodity and raw material purchases [2]	$254	$265	Cost of sales
Commission expense	$5	$4	Sundry income (expense) - net
General administrative and overhead type services and service fee [3]	$10	$19	Sundry income (expense) - net
1.Activity-based costs include short-term lease cost of $4 million related to pipeline and site services for the three months ended March 31, 2026 ($4 million for the three months ended March 31, 2025), included in Lease Cost in Note 7. The increase in activity-based costs was primarily related to planned maintenance turnaround activity.
2.Period-end balances on hand are included in inventory.
3.The decrease in services and the related service fee resulted from TDCC's periodic review of its cost allocations for global services.

Dividends and Distributions
The following table summarizes cash dividends declared and paid to TDCC for the three months ended March 31, 2026 and 2025:

Cash Dividends Declared and Paid	Three Months Ended
	Mar 31, 2026	Mar 31, 2025
In millions
Cash dividends declared and paid	$—	$28

In the first quarter of 2025, the Corporation received dividends from its related company investments of $4 million, recorded in "Sundry income (expense) - net" in the consolidated statements of income.

NOTE 12 - BUSINESS AND GEOGRAPHIC REGIONS
The Corporation's results are reported as a single operating segment as the consolidated statements of income are presented to the CODM without further disaggregation.

Sales to external customers, which are attributed to geographic regions based on customer location, were as follows for the three months ended March 31, 2026 and 2025:

Sales to External Customers by Geographic Region	Three Months Ended
In millions	Mar 31, 2026	Mar 31, 2025
United States	$29	$27
Asia Pacific	—	3
Total sales to external customers	$29	$30

Long-lived assets, which are attributed to geographic regions based on asset location, were as follows at March 31, 2026 and December 31, 2025:

Long-Lived Assets by Geographic Region	Mar 31, 2026	Dec 31, 2025
In millions
United States	$1,060	$1,087
Asia Pacific	15	15
Rest of World	9	9
Total long-lived assets	$1,084	$1,111

The following table summarizes depreciation and amortization expense for the three months ended March 31, 2026 and 2025:

Depreciation and Amortization Expense	Three Months Ended
	Mar 31, 2026	Mar 31, 2025
In millions
Depreciation and amortization expense [1]	$55	$35
1.The increase in depreciation and amortization expense was primarily related to amortization of catalyst.

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

STATEMENT ON MIDDLE EAST CONFLICT
During the first quarter of 2026, heightened geopolitical tensions in the Middle East impacted conditions in and around the Strait of Hormuz, a critical maritime area through which a significant portion of global crude oil, refined products, and related chemical feedstocks are transported. The current conflict and geopolitical conditions in the Middle East have impacted the global chemical industry, resulting in damage to upstream oil and gas infrastructure and logistics challenges in the geographic region. The global supply chain disruptions have led to supply constraints in Asia and Europe and lengthened transit times as production has increased in other regions, including the United States, to compensate for reduced production in regions impacted by the conflict. The Corporation primarily operates in a cost-advantaged geographic region which has not been directly impacted by the Middle East conflict, allowing it to operate its assets competitively, despite the volatile global energy and feedstock environment.

RESULTS OF OPERATIONS
Net Sales
Total net sales were $989 million for the first three months of 2026 compared with $978 million for the first three months of 2025, an increase of 1 percent. Net sales to related companies, principally to TDCC, were $960 million for the first three months of 2026 compared with $948 million for the first three months of 2025, an increase of 1 percent. Selling prices to TDCC are determined in accordance with the terms of an agreement between UCC and TDCC.

Average selling price for the first three months of 2026 decreased 6 percent compared with the first three months of 2025. Price was mixed by product line, with the most significant price decreases in polyethylene, oxo alcohols, glycol ethers and ethyleneamines, partially offset by price increases primarily in ethylene glycol, plastics used for wire and cable applications, and vinyl acetate monomers. Volume for the first three months of 2026 increased 7 percent compared with the first three months of 2025. Volume was mixed by product line, with the most significant increases in polyethylene and glycol ethers, driven primarily by reduced planned maintenance turnaround activity and improved equipment reliability and utility supply, and an increase in alkoxylates, driven by the startup of a new production unit in mid-2025. These volume increases were partially offset by decreases in ethylene glycol and plastics used for wire and cable applications, driven by lower demand and raw material shortages.

Cost of Sales
Cost of sales was $1,068 million for the first three months of 2026, which was flat compared with cost of sales of $1,064 million for the first three months of 2025. Cost of sales as a percentage of net sales was 108.0 percent for the first three months of 2026, a decrease compared with 108.8 percent for the first three months of 2025, driven primarily by lower raw material, feedstock and energy costs and the impact of the Corporation’s cost reduction initiatives, which were partially offset by increases in catalyst amortization expense, spending on planned maintenance turnaround activity and depreciation expense.

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

The Corporation expects to incur additional costs in the future related to its restructuring activities, which will be recognized as incurred. The Corporation also expects to incur additional employee-related costs, including involuntary termination benefits related to its other optimization activities, including Dow's announced Transform to Outperform. These costs cannot be reasonably estimated at this time.

Sundry Income (Expense) – Net
Sundry income (expense) – net includes a variety of income and expense items such as charges for management services provided by TDCC, dividend income and other distributions received from the Corporation's investments in related companies, pension and other postretirement benefit plan credits or costs, commissions, and gains and losses on sales of investments and assets and on foreign currency exchange.

Sundry income (expense) – net in the first three months of 2026 was expense of $29 million compared with expense of $30 million in the first three months of 2025. Sundry income (expense) – net in the first three months of 2026 compared to the prior year was favorably impacted by a decrease in charges for services provided by TDCC, partially offset by higher defined benefit pension costs resulting from lower expected returns on plan assets and the lack of dividends received from related company investments. See Note 9 to the Consolidated Financial Statements for additional information about the Corporation's defined benefit pension plans and Note 11 to the Consolidated Financial Statements for additional information about the Corporation's related party transactions.

Interest Income
Interest income was $19 million for the first three months of 2026 compared with $27 million for the first three months of 2025. The decrease in interest income primarily resulted from the reduction in notes receivable from TDCC and decreased interest rates.

Credit for Income Taxes
The Corporation is subject primarily to U.S. federal and state taxes. For the first three months of 2026, the Corporation reported a credit for income taxes of $21 million, which resulted in an effective tax rate of 21.0 percent, compared with a credit for income taxes of $21 million for the first three months of 2025, which resulted in an effective tax rate of 20.4 percent.

Net Loss Attributable to UCC
The Corporation reported a net loss of $79 million for the first three months of 2026 compared with a net loss of $82 million for the first three months of 2025.

Capital Expenditures
Capital expenditures in the first three months of 2026 were $12 million compared with $68 million in the first three months of 2025 as projects on the U.S. Gulf Coast were completed.

OTHER MATTERS
Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements included in the 2025 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Corporation’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 10-K. Since December 31, 2025, there have been no material changes in the Corporation’s accounting policies that are impacted by judgments, assumptions and estimates.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2026	2025
Claims unresolved at Jan 1	7,158	5,813
Claims filed	1,016	1,025
Claims settled, dismissed or otherwise resolved	(523)	(756)
Claims unresolved at Mar 31	7,651	6,082
Claimants with claims against both UCC and Amchem	(1,303)	(1,013)
Individual claimants at Mar 31	6,348	5,069

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

For additional information, see Asbestos-Related Matters in Note 6 to the Consolidated Financial Statements; Part II, Item 1. Legal Proceedings; and Note 12 to the Consolidated Financial Statements included in the 2025 10-K.

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at March 31, 2026.

Dividends
On a quarterly basis, the Corporation's Board of Directors ("the Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. The Corporation did not declare any dividends for the first three months of 2026. For the first three months of 2025, the Corporation declared and paid cash dividends of $28 million.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Union Carbide Corporation and Subsidiaries PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters
No material developments in asbestos-related matters occurred in the first three months of 2026. For a current status of asbestos-related matters, see Note 6 to the Consolidated Financial Statements.

Environmental Proceedings
On February 13, 2026, the State of Texas filed a complaint related to UCC and another subsidiary of TDCC in the civil district court of Travis County, Texas, on behalf of the Texas Commission on Environmental Quality relating to wastewater discharges from the Corporation's site in Seadrift, Texas. The complaint alleges violations of the site’s wastewater permit, the Texas Water Code and the Texas Solid Waste Disposal Act.

ITEM 1A. RISK FACTORS
Since December 31, 2025, there have been no material changes to the Corporation's Risk Factors, except as noted below:

Global Economic Considerations: The Corporation operates in a global, competitive environment which gives rise to operating and market risk exposure.
The Corporation sells substantially all of its products to TDCC, which operates in a competitive, global environment, and competes worldwide for sales. Increased levels of worldwide competition have resulted in lower prices and lower sales volume, which have had a negative impact on the Corporation's results of operations. While global trade disruptions caused by the conflict in the Middle East may provide opportunities for the Corporation to increase certain sales prices and volumes in the near term, the conflict and its impacts continue to evolve and are expected to remain volatile, and there is no guarantee any such increases will continue. To address these challenges amidst the ongoing macroeconomic uncertainty, the Corporation has taken and continues to take targeted cost reduction initiatives and will continue to seek additional actions to mitigate the impact of macroeconomic uncertainty. Sales of TDCC's products are also subject to extensive federal, state, local and foreign laws and regulations; trade agreements; import and export controls; taxes; and duties and tariffs. The imposition of additional regulations, controls, taxes, duties and tariffs or changes to bilateral and regional trade agreements could result in lower sales for the Corporation's products, which could negatively impact the Corporation's results of operations.

During 2025, the United States changed its long-standing trade policies and announced significant new tariffs, with certain exceptions, on virtually all imported goods. These actions triggered the negotiation of new trade agreements with certain U.S. trading partners, resulting in the reduction of certain of the newly imposed tariffs. Several U.S. trading partners also imposed retaliatory tariffs on U.S. imports. While certain U.S. tariffs were struck down by the U.S. Supreme Court in February 2026, the United States subsequently announced additional new tariffs on virtually all nonexempt imports, and the U.S. tariff rate remains at its highest level in over 80 years. Shifts in tariffs, trade agreements, import/export restrictions, trade sanctions, sector specific trade barriers, and other governmental trade actions, whether enacted by the United States or other countries, especially those instituted in UCC's or TDCC's significant markets or markets where their significant customers or suppliers are located, and the associated uncertainty of long-term trade policies, could impact the Corporation's sales volume, sales price, and production and other costs. Changes in trade policies may also cause disruptions to material sourcing and availability, global supply chains and logistics and access to end markets. Additionally, changes in U.S. trade policy and associated responses from trading partners may create shifts in global market dynamics, disrupt the long-term planning process for governments and private enterprises and result in continued global financial market volatility. The impact of these changes in trade policies and the resulting trade and market uncertainty could have a negative impact on the Corporation’s results of operations. Tariffs and trade policies are expected to continue to evolve, and the United States, other countries and international trade bodies may institute new tariffs or more restrictive trade policies or remedies and, as a result, the Corporation may face additional uncertainties and adverse impacts on its business, financial condition and results of operations.

Economic conditions around the world, and in certain industries and geographic regions in which the Corporation and TDCC do business, also impact sales price and volume and affect the efficacy of the Corporation's supply chain. For example, long-term market uncertainty, economic impacts driven by trade policies and inflationary pressures, and higher input costs have reduced demand for the Corporation's products. Adverse economic conditions have also caused supply chain constraints. These factors have had and are continuing to have a negative impact on the Corporation's results of operations. Additionally, political conditions or tensions; war, invasion or conflict, including new and ongoing conflicts in the Middle East, such as the recent conflict between the United States, Israel and Iran, which began in February 2026 and has resulted in volatility and disruption of the global energy market, and the ongoing conflict between Russia and Ukraine; terrorism; epidemics; pandemics; or political instability in the geographic regions or industries in which the Corporation operates or its products are sold, have created and could continue to create volatility in demand for these products, and could disrupt the supply chains and operations of the Corporation.

The Russia-Ukraine conflict has been ongoing for more than four years since Russia’s February 2022 invasion of Ukraine, and although there have been recent efforts to seek a resolution, it remains unclear if these will be successful. In light of sanctions imposed by the United States, Canada, the European Union and other countries as a result of this conflict, TDCC ceased in-bound investment to Russia and maintains reasonable, risk-based measures to ship into Russia only limited goods that comply with applicable legal restrictions. These actions have not had and are not expected to have a material impact on the Corporation's financial condition or results of operations. The situation remains fluid and the ongoing conflict may result in additional economic sanctions or other measures, which could have a negative impact on TDCC’s financial condition, results of operations and cash flows. These impacts could include decreased sales; supply chain and logistics disruptions; volatility in foreign exchange rates and interest rates; inflationary pressures on and availability of raw materials and energy, most notably in Europe; and heightened cybersecurity threats. Further, the intensity and duration of conflicts in the Middle East, including the recent conflict between the United States, Israel and Iran, and the potential for the expansion of hostilities in the region, are difficult to predict and could disrupt the Corporation's supply chains and operations, which could have a negative impact on the Corporation's results of operations.

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

UNION CARBIDE CORPORATION

Date:	April 24, 2026

/s/ ANDREA L. DOMINOWSKI
Andrea L. Dominowski Controller and Vice President of Controllers The Dow Chemical Company (Authorized Representative of Union Carbide Corporation)

/s/ MITCHELL WISNIEWSKI
Mitchell Wisniewski Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)