Form 10-Q
period 2026-06-30
UNION CARBIDE CORP /NEW/
filed 2026-07-24
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

At July 24, 2026, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this form with the reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2026

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Net trade sales	$27	$21	$56	$51
Net sales to related companies	1,139	1,014	2,099	1,962
Total net sales	1,166	1,035	2,155	2,013
Cost of sales	1,051	1,063	2,119	2,127
Research and development expenses	6	5	11	10
Selling, general and administrative expenses	3	1	5	3
Restructuring and asset related charges - net	19	—	19	6
Sundry income (expense) - net	(31)	(31)	(60)	(61)
Interest income	19	26	38	53
Interest expense and amortization of debt discount	3	1	7	2
Income (loss) before income taxes	72	(40)	(28)	(143)
Credit for income taxes	(7)	—	(28)	(21)
Net income (loss) attributable to Union Carbide Corporation	$79	$(40)	$—	$(122)

Depreciation	$39	$35	$77	$66
Capital expenditures	$17	$46	$29	$114
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Net income (loss) attributable to Union Carbide Corporation	$79	$(40)	$—	$(122)
Other comprehensive income (loss), net of tax
Cumulative translation adjustments	(1)	—	—	(1)
Pension and other postretirement benefit plans	15	10	30	21
Total other comprehensive income	14	10	30	20
Comprehensive income (loss) attributable to Union Carbide Corporation	$93	$(30)	$30	$(102)
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2026	Dec 31, 2025
Assets
Current Assets
Cash and cash equivalents	$12	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2026: $—; 2025: $—)	18	17
Related companies	890	684
Other	18	18
Income taxes receivable	5	—
Notes receivable from related companies	8	7
Inventories	303	278
Other current assets	36	45
Total current assets	1,290	1,060
Investments
Investments in related companies	237	237
Other investments	8	13
Noncurrent receivables	13	13
Noncurrent receivables from related companies	1,762	1,724
Total investments	2,020	1,987
Property
Property	5,886	5,858
Less accumulated depreciation	4,824	4,747
Net property	1,062	1,111
Other Assets
Intangible assets (net of accumulated amortization 2026: $97; 2025: $96)	5	5
Operating lease right-of-use assets	51	56
Deferred income tax assets	282	289
Deferred charges and other assets	17	16
Total other assets	355	366
Total Assets	$4,727	$4,524
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$225	$118
Long-term debt due within one year	2	2
Accounts payable:
Trade	303	220
Related companies	471	445
Other	25	17
Operating lease liabilities - current	12	12
Income taxes payable	3	20
Asbestos-related liabilities - current	81	80
Accrued and other current liabilities	153	120
Total current liabilities	1,275	1,034
Long-Term Debt	142	143
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	398	413
Asbestos-related liabilities - noncurrent	582	628
Operating lease liabilities - noncurrent	40	44
Other noncurrent obligations	244	246
Total other noncurrent liabilities	1,264	1,331
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	1,034	1,034
Retained earnings	2,293	2,293
Accumulated other comprehensive loss	(1,281)	(1,311)
Union Carbide Corporation's stockholder's equity	2,046	2,016
Total Liabilities and Equity	$4,727	$4,524
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	Jun 30, 2026	Jun 30, 2025
Operating Activities
Net income (loss) attributable to Union Carbide Corporation	$—	$(122)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	106	76
Credit for deferred income tax	(2)	(33)
Restructuring and asset related charges - net	19	6
Net periodic pension benefit cost	27	19
Pension contributions	(1)	(1)
Changes in assets and liabilities:
Accounts and notes receivable	(1)	(7)
Related company receivables	(207)	334
Inventories	(25)	18
Accounts payable	91	8
Related company payables	133	12
Asbestos-related payments	(45)	(46)
Other assets and liabilities	(70)	(54)
Cash provided by operating activities	25	210
Investing Activities
Capital expenditures	(29)	(114)
Change in noncurrent receivable from related company	—	58
Proceeds from sales of investments	6	—
Cash used for investing activities	(23)	(56)
Financing Activities
Dividends paid to parent	—	(28)
Payments on long-term debt	(1)	(126)
Cash used for financing activities	(1)	(154)
Summary
Change in cash and cash equivalents	1	—
Cash and cash equivalents at beginning of period	11	11
Cash and cash equivalents at end of period	$12	$11
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning and end of period	1,034	1,034	1,034	1,034
Retained Earnings
Balance at beginning of period	2,214	2,386	2,293	2,496
Net income (loss) attributable to Union Carbide Corporation	79	(40)	—	(122)
Dividends declared	—	—	—	(28)
Balance at end of period	2,293	2,346	2,293	2,346
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,295)	(1,334)	(1,311)	(1,344)
Other comprehensive income	14	10	30	20
Balance at end of period	(1,281)	(1,324)	(1,281)	(1,324)
Union Carbide Corporation's Stockholder's Equity	$2,046	$2,056	$2,046	$2,056
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

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Adopted at June 30, 2026
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which is intended to improve disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. While the adoption of ASU 2024-03 will result in enhanced disclosures, the Corporation does not expect it will have a material impact on its financial condition or results of operations.

In May 2026, the FASB issued ASU 2026-02, "Environmental Credits and Environmental Credit Obligations (Topic 818)," which is intended to improve the accounting for and disclosure of environmental credits and related obligations and reduce diversity in practice. The amendments establish recognition, measurement, presentation, and disclosure requirements for environmental credits and environmental credit obligations arising from regulatory compliance programs. Environmental credits are recognized as assets when it is probable they will be used to settle an obligation, transferred in an exchange transaction, or used in a nonreciprocal transfer, and are subsequently measured based on their intended use. Environmental credit obligations are recognized as liabilities as qualifying events occur and are measured based on the carrying amount of related credits held and the amount required to settle any shortfall. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period with the amendments to be applied on a retrospective basis through a cumulative-effect adjustment to retained earnings. The Corporation is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

NOTE 3 - REVENUE
Substantially all of the Corporation's revenue is generated by sales of products to TDCC. Products are sold to and purchased from TDCC at prices determined in accordance with the terms of an agreement between UCC and TDCC. The Corporation sells its products to TDCC to simplify the customer interface process.

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 14 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $26 million at June 30, 2026 ($27 million at December 31, 2025), of which $2 million ($2 million at December 31, 2025) was included in "Accrued and other current liabilities" and $24 million ($25 million at December 31, 2025) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

NOTE 4 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
Transform to Outperform
In the second quarter of 2026, the Corporation initiated actions aligned to Transform to Outperform, a comprehensive set of actions designed by Dow Inc. to improve near-term operating measures by simplifying its operating model, reducing its cost structure and delivering faster growth. As a result of these actions, the Corporation recorded pretax charges of $19 million for severance and related benefit costs, included in "Restructuring and asset related charges - net" in the consolidated statements of income. These actions are expected to be substantially complete by the end of 2027. At June 30, 2026, $19 million for severance and related benefit costs was included in "Accrued and other current liabilities" in the consolidated balance sheets.

NOTE 5 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Jun 30, 2026	Dec 31, 2025
In millions
Finished goods	$231	$218
Work in process	45	36
Raw materials	84	78
Supplies	102	111
Total	$462	$443
Adjustment of inventories to the LIFO basis	(159)	(165)
Total inventories	$303	$278

NOTE 6 - SUPPLIER FINANCE PROGRAM
The Corporation is a party to a supply chain financing (“SCF”) program, facilitated by TDCC, which can be used in the ordinary course of business to extend payment terms with the Corporation's vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Corporation. The vendor receives payment from the financial intermediary, and the Corporation pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Corporation is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize TDCC's creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. Neither TDCC nor the Corporation provide guarantees related to the SCF program. At June 30, 2026, the Corporation's outstanding obligations confirmed as valid under the SCF program were $32 million ($27 million at December 31, 2025), included in “Accounts payable – Trade” in the consolidated balance sheets.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
A summary of the Corporation's commitments and contingencies can be found in Note 12 to the Consolidated Financial Statements included in the 2025 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2026, the Corporation had accrued obligations of $185 million for probable environmental remediation and restoration costs ($188 million at December 31, 2025), including $37 million for the remediation of Superfund sites ($39 million at December 31, 2025). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability.

Litigation
Asbestos-Related Matters
Each quarter, the Corporation reviews asbestos-related claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2026 activity, it was determined that no adjustment to the accrual was required at June 30, 2026.

The Corporation’s total asbestos-related liability for pending and future claims and defense and processing costs was $663 million at June 30, 2026 ($708 million at December 31, 2025). At June 30, 2026, approximately 32 percent of the recorded claim liability related to pending claims and approximately 68 percent related to future claims.

NOTE 8 - LEASES
For additional information on the Corporation's leases, see Note 13 to the Consolidated Financial Statements included in the 2025 10-K.

The components of lease cost for operating and finance leases for the three and six months ended June 30, 2026 and 2025 were as follows:

Lease Cost	Three Months Ended		Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Operating lease cost	$3	$4	$7	$8
Short-term lease cost	12	18	27	34
Variable lease cost	2	2	6	7
Amortization of right-of-use assets - finance	—	1	1	1
Total lease cost	$17	$25	$41	$50

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances for each component of accumulated other comprehensive loss ("AOCL") for the three and six months ended June 30, 2026 and 2025 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Cumulative Translation Adjustments
Beginning balance	$(54)	$(53)	$(55)	$(52)
Unrealized gains (losses) on foreign currency translation	(1)	—	—	(1)
Ending balance	$(55)	$(53)	$(55)	$(53)
Pension and Other Postretirement Benefit Plans
Beginning balance	$(1,241)	$(1,281)	$(1,256)	$(1,292)
Amortization of net loss reclassified from AOCL to net income (loss) [1]	19	14	39	28
Tax expense (benefit) [2]	(4)	(4)	(9)	(7)
Net loss reclassified from AOCL to net income (loss)	15	10	30	21
Ending balance	$(1,226)	$(1,271)	$(1,226)	$(1,271)
Total AOCL ending balance	$(1,281)	$(1,324)	$(1,281)	$(1,324)
1.These AOCL components are included in the computation of net periodic benefit cost (credit) of the Corporation's defined benefit pension and other postretirement benefit plans. See Note 10 for additional information.
2.Reclassified to "Credit for income taxes."

NOTE 10 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Corporation's pension and other postretirement benefit plans can be found in Note 15 to the Consolidated Financial Statements included in the 2025 10-K. The following table provides the components of the Corporation's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Defined Benefit Pension Plans
Interest cost	$27	$32	$55	$63
Expected return on plan assets	(35)	(39)	(70)	(78)
Amortization of net loss	21	17	42	34
Net periodic benefit cost	$13	$10	$27	$19

Other Postretirement Benefit Plan
Interest cost	$1	$2	$2	$3
Amortization of net gain	(2)	(3)	(3)	(6)
Net periodic benefit credit	$(1)	$(1)	$(1)	$(3)

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

The following table summarizes the fair value of the Corporation's financial instruments at June 30, 2026 and December 31, 2025:

Fair Value of Financial Instruments	Jun 30, 2026				Dec 31, 2025
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$12	$—	$—	$12	$11	$—	$—	$11
Long-term debt including debt due within one year	$(144)	$—	$(14)	$(158)	$(145)	$—	$(12)	$(157)
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

Product and Services Agreements
The following table summarizes UCC’s transactions with TDCC and Diamond Infrastructure Solutions related to product and services agreements for the three and six months ended June 30, 2026 and 2025:

Product and Services Agreements Transactions	Three Months Ended		Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025	Income Statement Classification
Activity-based costs [1]	$167	$181	$359	$362	Cost of sales
Commodity and raw material purchases [2]	$294	$251	$548	$516	Cost of sales
Commission expense	$5	$5	$10	$9	Sundry income (expense) - net
General administrative and overhead type services and service fee [3]	$11	$17	$21	$36	Sundry income (expense) - net
1.Activity-based costs include short-term lease cost of $3 million and $7 million related to pipeline and site services for the three and six months ended June 30, 2026, respectively ($3 million and $7 million for the three and six months ended June 30, 2025, respectively), included in Lease Cost in Note 8.
2.Period-end balances on hand are included in inventory.
3.The decrease in services and the related service fee resulted from TDCC's periodic review of its cost allocations for global services.

Dividends and Distributions
The following table summarizes cash dividends declared and paid to TDCC for the three and six months ended June 30, 2026 and 2025:

Cash Dividends Declared and Paid	Three Months Ended		Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Cash dividends declared and paid	$—	$—	$—	$28

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

Sales to external customers, which are attributed to geographic regions based on customer location, were as follows for the three and six months ended June 30, 2026 and 2025:

Sales to External Customers by Geographic Region	Three Months Ended		Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
United States	$26	$21	$55	$48
Asia Pacific	1	—	1	3
Total sales to external customers	$27	$21	$56	$51

Long-lived assets, which are attributed to geographic regions based on asset location, were as follows at June 30, 2026 and December 31, 2025:

Long-Lived Assets by Geographic Region	Jun 30, 2026	Dec 31, 2025
In millions
United States	$1,039	$1,087
Asia Pacific	14	15
Rest of World	9	9
Total long-lived assets	$1,062	$1,111

The following table summarizes depreciation and amortization expense for the three and six months ended June 30, 2026 and 2025:

Depreciation and Amortization Expense	Three Months Ended		Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Depreciation and amortization expense [1]	$51	$41	$106	$76
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

STATEMENT ON MIDDLE EAST CONFLICT
During 2026, geopolitical instability in the Middle East, including the conflict involving Iran, Israel, and the United States and related tensions affecting maritime transit through the Strait of Hormuz, has disrupted global energy and petrochemical supply chains. The Strait of Hormuz remains a critical shipping corridor for crude oil, refined products, natural gas, and chemical feedstocks. Although the intensity and nature of the conflict have changed over time and diplomatic efforts continue, periodic security incidents, shipping restrictions and uncertainty regarding access to regional ports and trade routes have continued to affect global markets. These conditions have contributed to volatility in energy and feedstock prices, disruptions to regional production and logistics networks, longer transit times, and shifts in global trade flows as production and sourcing have been rebalanced to alternative regions. As a result, portions of the global chemical industry have experienced supply constraints, increased transportation and operating costs, and reduced supply chain reliability, particularly in Asia and Europe. The Corporation primarily operates in a cost-advantaged geographic region which has not been directly impacted by the Middle East conflict, allowing it to operate its assets competitively, despite the volatile global energy and feedstock environment.

RESULTS OF OPERATIONS
Net Sales
Total net sales were $2,155 million for the first six months of 2026 compared with $2,013 million for the first six months of 2025, an increase of 7 percent. Net sales to related companies, principally to TDCC, were $2,099 million for the first six months of 2026 compared with $1,962 million for the first six months of 2025, an increase of 7 percent. Selling prices to TDCC are determined in accordance with the terms of an agreement between UCC and TDCC.

Average selling price for the first six months of 2026 was flat compared with the first six months of 2025. Price was mixed by product line, with the most significant price increases in polyethylene and ethylene glycol offset by price decreases primarily in oxo alcohols, ethyleneamines and glycol ethers. Volume for the first six months of 2026 increased 7 percent compared with the first six months of 2025. Volume was mixed by product line, with the most significant increases in polyethylene, glycol ethers and ethanolamines, driven primarily by reduced planned maintenance turnaround activity and improved equipment reliability and utility supply, and an increase in alkoxylates, driven by the startup of a new production unit in mid-2025. These volume increases were partially offset by decreases in plastics used for wire and cable applications and ethylene glycol, driven by lower demand.

Cost of Sales
Cost of sales was $2,119 million for the first six months of 2026, which was flat compared with cost of sales of $2,127 million for the first six months of 2025. Cost of sales as a percentage of net sales was 98.3 percent for the first six months of 2026 compared with 105.7 percent for the first six months of 2025. The improvement was driven primarily by lower raw material, feedstock and energy costs, higher sales volume and the impact of the Corporation’s cost reduction initiatives, which more than offset higher performance-based compensation costs, catalyst amortization expense and depreciation expense.

Restructuring and Asset Related Charges - Net
In the second quarter of 2026, the Corporation initiated actions aligned to Transform to Outperform, a comprehensive set of actions designed by Dow Inc. to improve near-term operating measures by simplifying its operating model, reducing its cost structure and delivering faster growth. As a result of these actions, the Corporation recorded pretax charges of $19 million for severance and related benefit costs.

In the first quarter of 2025, the Corporation initiated targeted actions to further achieve its cost reduction initiatives in response to ongoing macroeconomic weakness, while reinforcing long-term competitiveness across the economic cycle. As a result of these actions, the Corporation recorded pretax charges of $6 million for severance and related benefit costs.

See Note 4 to the Consolidated Financial Statements for additional information about the Corporation's restructuring activities. The Corporation expects to incur additional costs in the future related to its restructuring activities, which will be recognized as incurred. The Corporation also expects to incur additional employee-related costs, including involuntary termination benefits related to its other optimization activities. These costs cannot be reasonably estimated at this time.

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

Sundry income (expense) – net in the first six months of 2026 was expense of $60 million compared with expense of $61 million in the first six months of 2025. Sundry income (expense) – net in the first six months of 2026 compared with the prior year was favorably impacted by a decrease in charges for services provided by TDCC, partially offset by higher defined benefit pension costs resulting from lower expected returns on plan assets and the lack of dividends received from related company investments. See Note 10 to the Consolidated Financial Statements for additional information about the Corporation's defined benefit pension plans and Note 12 to the Consolidated Financial Statements for additional information about the Corporation's related party transactions.

Interest Income
Interest income was $38 million for the first six months of 2026 compared with $53 million for the first six months of 2025. The decrease in interest income primarily resulted from the reduction in notes receivable from TDCC and decreased interest rates.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $7 million for the first six months of 2026 compared with $2 million for the first six months of 2025. The increase primarily resulted from higher borrowings on the Corporation's revolving credit agreement with TDCC and lower capitalized interest resulting from lower capital expenditures.

Credit for Income Taxes
The Corporation is subject primarily to U.S. federal and state taxes. For the first six months of 2026, the Corporation reported a credit for income taxes of $28 million, which resulted in an effective tax rate of 100.0 percent, compared with a credit for income taxes of $21 million for the first six months of 2025, which resulted in an effective tax rate of 14.7 percent. The effective tax rate for the first six months of 2026 was favorably impacted by a decrease in income tax liabilities related to a prior year due to the expiration of a statute of limitations. The effective tax rate for the first six months of 2025 was reduced as a result of tax on a distribution between UCC and a subsidiary.

Net Income (Loss) Attributable to UCC
The Corporation reported net income of zero for the first six months of 2026 compared with a net loss of $122 million for the first six months of 2025 as a result of improved operating margins.

Capital Expenditures
Capital expenditures in the first six months of 2026 were $29 million compared with $114 million in the first six months of 2025 as significant projects, including an alkoxylation production unit at Seadrift, Texas, were completed.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2026	2025
Claims unresolved at Jan 1	7,158	5,813
Claims filed	2,131	2,195
Claims settled, dismissed or otherwise resolved	(1,799)	(1,456)
Claims unresolved at Jun 30	7,490	6,552
Claimants with claims against both UCC and Amchem	(1,117)	(1,118)
Individual claimants at Jun 30	6,373	5,434

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

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at June 30, 2026.

Dividends
On a quarterly basis, the Corporation's Board of Directors ("Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. The Corporation did not declare any dividends for the first six months of 2026. For the first six months of 2025, the Corporation declared and paid cash dividends of $28 million.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Union Carbide Corporation and Subsidiaries PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters
No material developments in asbestos-related matters occurred in the first six months of 2026. For a current status of asbestos-related matters, see Note 7 to the Consolidated Financial Statements.

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

ITEM 1A. RISK FACTORS
Since December 31, 2025, there have been no material changes to the Corporation's Risk Factors, except as noted below, which was updated in the first and second quarters of 2026:

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

During 2025, the United States changed its long-standing trade policies and announced significant new tariffs, with certain exceptions, on virtually all imported goods. These actions triggered the negotiation of new trade agreements with certain U.S. trading partners, resulting in the reduction of certain of the newly imposed tariffs. Several U.S. trading partners also imposed retaliatory tariffs on U.S. imports. While certain U.S. tariffs were struck down by the U.S. Supreme Court in February 2026, the United States subsequently announced additional new tariffs on virtually all nonexempt imports, and current U.S. tariff rates remain substantially above pre-2025 levels. Shifts in tariffs, trade agreements, import/export restrictions, trade sanctions, sector specific trade barriers, and other governmental trade actions, whether enacted by the United States or other countries, especially those instituted in UCC's or TDCC's significant markets or markets where their significant customers or suppliers are located, and the associated uncertainty of long-term trade policies, could impact the Corporation's sales volume, sales price, and production and other costs. Changes in trade policies may also cause disruptions to material sourcing and availability, global supply chains and logistics and access to end markets. Additionally, changes in U.S. trade policy and associated responses from trading partners may create shifts in global market dynamics, disrupt the long-term planning process for governments and private enterprises and result in continued global financial market volatility. The impact of these changes in trade policies and the resulting trade and market uncertainty could have a negative impact on the Corporation’s results of operations. Tariffs and trade policies are expected to continue to evolve, and the United States, other countries and international trade bodies may institute new tariffs or more restrictive trade policies or remedies and, as a result, the Corporation may face additional uncertainties and adverse impacts on its business, financial condition and results of operations.

Economic conditions around the world, and in certain industries and geographic regions in which the Corporation and TDCC do business, also impact sales price and volume and affect the efficacy of the Corporation's supply chain. For example, long-term market uncertainty, economic impacts driven by trade policies and inflationary pressures, and higher relative input costs have reduced demand for the Corporation's products in recent years. Adverse economic conditions have also caused supply chain constraints. These factors have had a negative impact on the Corporation's results of operations. Political conditions or tensions; war, invasion or conflict, including new and ongoing conflicts in the Middle East, such as the conflict between the United States, Israel and Iran, which began in February 2026 and has resulted in volatility and disruption of the global energy market, and the ongoing conflict between Russia and Ukraine; terrorism; epidemics; pandemics; or political instability in the geographic regions or industries in which the Corporation operates or its products are sold, have created and could continue to create volatility in demand for these products, and could disrupt the supply chains and operations of the Corporation.

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

UNION CARBIDE CORPORATION

Date:	July 24, 2026

/s/ ANDREA L. DOMINOWSKI
Andrea L. Dominowski Controller and Vice President of Controllers The Dow Chemical Company (Authorized Representative of Union Carbide Corporation)

/s/ MITCHELL WISNIEWSKI
Mitchell Wisniewski Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)