Form 10-Q
period 2026-09-30
UNION CARBIDE CORP /NEW/
filed 2026-10-23
CIK 100790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

At October 23, 2026, 935.51 shares of common stock were outstanding, all of which were held by the registrant’s parent, The Dow Chemical Company.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this form with the reduced disclosure format.

Union Carbide Corporation

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2026

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Net trade sales	$35	$29	$91	$80
Net sales to related companies	1,469	1,058	3,568	3,020
Total net sales	1,504	1,087	3,659	3,100
Cost of sales	1,047	1,010	3,166	3,137
Research and development expenses	5	5	16	15
Selling, general and administrative expenses	4	1	9	4
Restructuring and asset related charges - net	—	—	19	6
Sundry income (expense) - net	(22)	704	(82)	643
Interest income	22	24	60	77
Interest expense and amortization of debt discount	3	3	10	5
Income before income taxes	445	796	417	653
Provision (credit) for income taxes	89	14	61	(7)
Net income attributable to Union Carbide Corporation	$356	$782	$356	$660

Depreciation	$37	$40	$114	$106
Capital expenditures	$15	$15	$44	$129
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Net income attributable to Union Carbide Corporation	$356	$782	$356	$660
Other comprehensive income (loss), net of tax
Cumulative translation adjustments	—	(1)	—	(2)
Pension and other postretirement benefit plans	15	12	45	33
Total other comprehensive income	15	11	45	31
Comprehensive income attributable to Union Carbide Corporation	$371	$793	$401	$691
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Sep 30, 2026	Dec 31, 2025
Assets
Current Assets
Cash and cash equivalents	$12	$11
Accounts receivable:
Trade (net of allowance for doubtful receivables 2026: $—; 2025: $—)	22	17
Related companies	1,080	684
Other	20	18
Income taxes receivable	7	—
Notes receivable from related companies	37	7
Inventories	302	278
Other current assets	24	45
Total current assets	1,504	1,060
Investments
Investments in related companies	237	237
Other investments	7	13
Noncurrent receivables	13	13
Noncurrent receivables from related companies	1,782	1,724
Total investments	2,039	1,987
Property
Property	5,901	5,858
Less accumulated depreciation	4,862	4,747
Net property	1,039	1,111
Other Assets
Intangible assets (net of accumulated amortization 2026: $97; 2025: $96)	5	5
Operating lease right-of-use assets	50	56
Deferred income tax assets	231	289
Deferred charges and other assets	16	16
Total other assets	302	366
Total Assets	$4,884	$4,524
Liabilities and Equity
Current Liabilities
Notes payable to related companies	$18	$118
Notes payable - other	1	—
Long-term debt due within one year	2	2
Accounts payable:
Trade	294	220
Related companies	467	445
Other	23	17
Operating lease liabilities - current	12	12
Income taxes payable	44	20
Asbestos-related liabilities - current	81	80
Accrued and other current liabilities	152	120
Total current liabilities	1,094	1,034
Long-Term Debt	142	143
Other Noncurrent Liabilities
Pension and other postretirement benefits - noncurrent	388	413
Asbestos-related liabilities - noncurrent	564	628
Operating lease liabilities - noncurrent	37	44
Other noncurrent obligations	241	246
Total other noncurrent liabilities	1,230	1,331
Stockholder's Equity
Common stock (authorized: 1,000 shares of $0.01 par value each; issued: 935.51 shares)	—	—
Additional paid-in capital	1,035	1,034
Retained earnings	2,649	2,293
Accumulated other comprehensive loss	(1,266)	(1,311)
Union Carbide Corporation's stockholder's equity	2,418	2,016
Total Liabilities and Equity	$4,884	$4,524
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2026	Sep 30, 2025
Operating Activities
Net income attributable to Union Carbide Corporation	$356	$660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156	121
Provision (credit) for deferred income tax	45	(17)
Distribution from related company	—	(735)
Restructuring and asset related charges - net	19	6
Net periodic pension benefit cost	41	28
Pension contributions	(1)	(1)
Changes in assets and liabilities:
Accounts and notes receivable	(7)	(10)
Related company receivables	(426)	377
Inventories	(24)	6
Accounts payable	80	(98)
Related company payables	(78)	245
Asbestos-related payments	(63)	(65)
Other assets and liabilities	(58)	(293)
Cash provided by operating activities	40	224
Investing Activities
Capital expenditures	(44)	(129)
Change in noncurrent receivable from related company	—	58
Proceeds from sales of investments	6	1
Cash used for investing activities	(38)	(70)
Financing Activities
Dividends paid to parent	—	(28)
Changes in short-term notes payable	1	—
Payments on long-term debt	(2)	(126)
Cash used for financing activities	(1)	(154)
Summary
Change in cash and cash equivalents	1	—
Cash and cash equivalents at beginning of period	11	11
Cash and cash equivalents at end of period	$12	$11
See Notes to the Consolidated Financial Statements.

Union Carbide Corporation and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning of period	1,034	1,034	1,034	1,034
Common control transaction adjustment	1	—	1	—
Balance at end of period	1,035	1,034	1,035	1,034
Retained Earnings
Balance at beginning of period	2,293	2,346	2,293	2,496
Net income attributable to Union Carbide Corporation	356	782	356	660
Distribution to parent	—	(735)	—	(735)
Dividends declared	—	—	—	(28)
Balance at end of period	2,649	2,393	2,649	2,393
Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(1,281)	(1,324)	(1,311)	(1,344)
Other comprehensive income	15	11	45	31
Balance at end of period	(1,266)	(1,313)	(1,266)	(1,313)
Union Carbide Corporation's Stockholder's Equity	$2,418	$2,114	$2,418	$2,114
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

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Adopted at September 30, 2026
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

The Corporation’s contract liabilities include payments received in advance of performance under long-term contracts for product sales and royalties with remaining contract terms that range up to 14 years. Amounts are recognized in revenue when the performance obligations for the contract are met. The Corporation has rights to additional consideration when product is delivered to the customer. The balance of contract liabilities was $25 million at September 30, 2026 ($27 million at December 31, 2025), of which $2 million ($2 million at December 31, 2025) was included in "Accrued and other current liabilities" and $23 million ($25 million at December 31, 2025) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

NOTE 4 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
Transform to Outperform
In the second quarter of 2026, the Corporation initiated actions aligned to Transform to Outperform, a comprehensive set of actions designed by Dow Inc. to improve near-term operating measures by simplifying its operating model, reducing its cost structure and delivering faster growth. As a result of these actions, the Corporation recorded pretax charges of $19 million for severance and related benefit costs, included in "Restructuring and asset related charges - net" in the consolidated statements of income. These actions are expected to be substantially complete by the end of 2027. The Corporation paid $15 million for severance and related benefit costs through September 30, 2026. At September 30, 2026, $4 million for severance and related benefit costs was included in "Accrued and other current liabilities" in the consolidated balance sheets.

NOTE 5 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Sep 30, 2026	Dec 31, 2025
In millions
Finished goods	$236	$218
Work in process	37	36
Raw materials	96	78
Supplies	101	111
Total	$470	$443
Adjustment of inventories to the LIFO basis	(168)	(165)
Total inventories	$302	$278

NOTE 6 - SUPPLIER FINANCE PROGRAM
The Corporation is a party to a supply chain financing (“SCF”) program, facilitated by TDCC, which can be used in the ordinary course of business to extend payment terms with the Corporation's vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Corporation. The vendor receives payment from the financial intermediary, and the Corporation pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Corporation is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize TDCC's creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. Neither TDCC nor the Corporation provide guarantees related to the SCF program. At September 30, 2026, the Corporation's outstanding obligations confirmed as valid under the SCF program were $29 million ($27 million at December 31, 2025), included in “Accounts payable – Trade” in the consolidated balance sheets.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
A summary of the Corporation's commitments and contingencies can be found in Note 12 to the Consolidated Financial Statements included in the 2025 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2026, the Corporation had accrued obligations of $182 million for probable environmental remediation and restoration costs ($188 million at December 31, 2025), including $39 million for the remediation of Superfund sites ($39 million at December 31, 2025). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Corporation has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Corporation's results of operations, financial condition and cash flows. It is the opinion of the Corporation’s management that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Corporation’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability.

Litigation
Asbestos-Related Matters
Each quarter, the Corporation reviews asbestos-related claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. The Corporation also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of the Corporation and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. UCC management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on the Corporation's review of 2026 activity, it was determined that no adjustment to the accrual was required at September 30, 2026.

The Corporation’s total asbestos-related liability for pending and future claims and defense and processing costs was $645 million at September 30, 2026 ($708 million at December 31, 2025). At September 30, 2026, approximately 29 percent of the recorded claim liability related to pending claims and approximately 71 percent related to future claims.

NOTE 8 - LEASES
For additional information on the Corporation's leases, see Note 13 to the Consolidated Financial Statements included in the 2025 10-K.

The components of lease cost for operating and finance leases for the three and nine months ended September 30, 2026 and 2025 were as follows:

Lease Cost	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Operating lease cost	$4	$4	$11	$12
Short-term lease cost	11	13	38	47
Variable lease cost	2	5	8	12
Amortization of right-of-use assets - finance	—	—	1	1
Total lease cost	$17	$22	$58	$72

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances for each component of accumulated other comprehensive loss ("AOCL") for the three and nine months ended September 30, 2026 and 2025 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Cumulative Translation Adjustments
Beginning balance	$(55)	$(53)	$(55)	$(52)
Unrealized gains (losses) on foreign currency translation	—	(1)	—	(2)
Ending balance	$(55)	$(54)	$(55)	$(54)
Pension and Other Postretirement Benefit Plans
Beginning balance	$(1,226)	$(1,271)	$(1,256)	$(1,292)
Amortization of net loss reclassified from AOCL to net income (loss) [1]	20	15	59	43
Tax expense (benefit) [2]	(5)	(3)	(14)	(10)
Net loss reclassified from AOCL to net income (loss)	15	12	45	33
Ending balance	$(1,211)	$(1,259)	$(1,211)	$(1,259)
Total AOCL ending balance	$(1,266)	$(1,313)	$(1,266)	$(1,313)
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

NOTE 10 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Corporation's pension and other postretirement benefit plans can be found in Note 15 to the Consolidated Financial Statements included in the 2025 10-K. The following table provides the components of the Corporation's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Defined Benefit Pension Plans
Interest cost	$27	$31	$82	$94
Expected return on plan assets	(35)	(41)	(105)	(119)
Amortization of net loss	22	19	64	53
Net periodic benefit cost	$14	$9	$41	$28

Other Postretirement Benefit Plan
Interest cost	$2	$2	$4	$5
Amortization of net gain	(2)	(4)	(5)	(10)
Net periodic benefit credit	$—	$(2)	$(1)	$(5)

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

The following table summarizes the fair value of the Corporation's financial instruments at September 30, 2026 and December 31, 2025:

Fair Value of Financial Instruments	Sep 30, 2026				Dec 31, 2025
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$12	$—	$—	$12	$11	$—	$—	$11
Long-term debt including debt due within one year	$(144)	$—	$(3)	$(147)	$(145)	$—	$(12)	$(157)
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

Product and Services Agreements
The following table summarizes UCC’s transactions with TDCC and Diamond Infrastructure Solutions related to product and services agreements for the three and nine months ended September 30, 2026 and 2025:

Product and Services Agreements Transactions	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025	Income Statement Classification
Activity-based costs [1]	$162	$169	$521	$531	Cost of sales
Commodity and raw material purchases [2]	$306	$287	$854	$803	Cost of sales
Commission expense	$5	$5	$15	$14	Sundry income (expense) - net
General administrative and overhead type services and service fee [3]	$11	$17	$32	$53	Sundry income (expense) - net
1.Activity-based costs include short-term lease cost of $4 million and $11 million related to pipeline and site services for the three and nine months ended September 30, 2026, respectively ($4 million and $11 million for the three and nine months ended September 30, 2025, respectively), included in Lease Cost in Note 8.
2.Period-end balances on hand are included in inventory.
3.The decrease in services and the related service fee resulted from TDCC's periodic review of its cost allocations for global services.

Dividends and Distributions
The following table summarizes cash dividends declared and paid to TDCC for the three and nine months ended September 30, 2026 and 2025:

Cash Dividends Declared and Paid	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Cash dividends declared and paid	$—	$—	$—	$28

In the third quarter of 2026, the Corporation received dividends from its related company investments of $9 million ($4 million in the first quarter of 2025), recorded in "Sundry income (expense) - net" in the consolidated statements of income.

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

Sales to external customers, which are attributed to geographic regions based on customer location, were as follows for the three and nine months ended September 30, 2026 and 2025:

Sales to External Customers by Geographic Region	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
United States	$35	$28	$90	$76
Asia Pacific	—	1	1	4
Total	$35	$29	$91	$80

Long-lived assets, which are attributed to geographic regions based on asset location, were as follows at September 30, 2026 and December 31, 2025:

Long-Lived Assets by Geographic Region	Sep 30, 2026	Dec 31, 2025
In millions
United States	$1,017	$1,087
Asia Pacific	13	15
Rest of World	9	9
Total	$1,039	$1,111

The following table summarizes depreciation and amortization expense for the three and nine months ended September 30, 2026 and 2025:

Depreciation and Amortization Expense	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Depreciation and amortization expense [1]	$50	$45	$156	$121
1.The increase in depreciation and amortization expense for the nine months ended September 30, 2026 was primarily related to amortization of catalyst.

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

STATEMENT ON MIDDLE EAST CONFLICT
During 2026, the ongoing conflict involving Iran, Israel, and the United States and the resulting regional instability have significantly disrupted global energy and petrochemical supply chains. The Strait of Hormuz remains a critical shipping corridor for crude oil, refined products, liquefied natural gas, and chemical feedstocks. Although diplomatic efforts continue and the intensity and nature of the conflict have varied, no comprehensive resolution has been reached. Continuing attacks and other security incidents involving commercial vessels, severe restrictions on maritime transit, and limitations on access to certain regional ports and trade routes have continued to affect global markets. These conditions have contributed to volatility in energy and feedstock prices, disruptions to regional production and logistics networks, longer transit times, and shifts in global trade flows as production and sourcing have been rebalanced to alternative regions. As a result, portions of the global chemical industry have experienced supply constraints, increased transportation and operating costs, and reduced supply chain reliability, particularly in Asia and Europe. The Corporation primarily operates in a cost-advantaged geographic region which has not been directly impacted by the Middle East conflict, allowing it to operate its assets competitively, despite the volatile global energy and feedstock environment.

RESULTS OF OPERATIONS
Net Sales
Total net sales were $3,659 million for the first nine months of 2026 compared with $3,100 million for the first nine months of 2025, an increase of 18 percent. Net sales to related companies, principally to TDCC, were $3,568 million for the first nine months of 2026 compared with $3,020 million for the first nine months of 2025, an increase of 18 percent. Selling prices to TDCC are determined in accordance with the terms of an agreement between UCC and TDCC.

Average selling price for the first nine months of 2026 increased 11 percent compared with the first nine months of 2025. Price increased in most product lines, with the most significant price increases in polyethylene, plastics used for wire and cable applications, vinyl acetate monomers and ethanolamines. Volume for the first nine months of 2026 increased 7 percent compared with the first nine months of 2025. Volume increased in most product lines, with the most significant increases in polyethylene, alkoxylates and glycol ethers, driven primarily by increased demand, reduced planned maintenance turnaround activity and improved equipment reliability and utility supply. The increase in alkoxylates is driven by the startup of a new production unit in mid-2025. These volume increases were partially offset by decreases in plastics used for wire and cable applications driven by lower demand and raw material shortages in ethylene glycols.

Cost of Sales
Cost of sales was $3,166 million for the first nine months of 2026 compared with $3,137 million for the first nine months of 2025, an increase of 1 percent. Cost of sales as a percentage of net sales was 86.5 percent for the first nine months of 2026 compared with 101.2 percent for the first nine months of 2025. The improvement was driven primarily by increases in average selling price, higher sales volume and the impact of the Corporation’s cost reduction initiatives, which more than offset higher performance-based compensation costs, catalyst amortization expense and depreciation expense.

Selling, General and Administrative Expenses
For the first nine months of 2026, selling, general and administrative ("SG&A") expenses were $9 million, compared with $4 million in the first nine months of 2025. SG&A expenses for the nine months ended September 30, 2026 increased primarily due to legal costs and higher performance-based compensation costs.

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

Sundry income (expense) – net in the first nine months of 2026 was expense of $82 million compared with income of $643 million in the first nine months of 2025. Sundry income (expense) – net in the first nine months of 2026 was favorably impacted by decreases in charges for services provided by TDCC, partially offset by higher defined benefit pension costs resulting from lower expected returns on plan assets. Sundry income (expense) – net in the first nine months of 2025 was favorably impacted by a $735 million distribution from Dow International Holdings Company, a related company in which the Corporation has an ownership interest. See Note 10 to the Consolidated Financial Statements for additional information about the Corporation's defined benefit pension plans and Note 12 to the Consolidated Financial Statements for additional information about the Corporation's related party transactions.

Interest Income
Interest income was $60 million for the first nine months of 2026 compared with $77 million for the first nine months of 2025. The decrease in interest income primarily resulted from the reduction in notes receivable from TDCC and decreased interest rates.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $10 million for the first nine months of 2026 compared with $5 million for the first nine months of 2025. The increase primarily resulted from lower capitalized interest on lower capital expenditures and higher average borrowings on the Corporation's revolving credit agreement with TDCC.

Provision (Credit) for Income Taxes
The Corporation is subject primarily to U.S. federal and state taxes. For the first nine months of 2026, the Corporation reported a provision for income taxes of $61 million, which resulted in an effective tax rate of 14.6 percent, compared with a credit for income taxes of $7 million for the first nine months of 2025, which resulted in a negative effective tax rate of 1.1 percent. The effective tax rate for the first nine months of 2026 was favorably impacted by a decrease in income tax liabilities related to a prior year due to the expiration of a statute of limitations. The effective tax rate for the first nine months of 2025 reflects the impact of a $735 million nontaxable distribution received from a related company.

Net Income Attributable to UCC
The Corporation reported net income of $356 million for the first nine months of 2026 compared with net income of $660 million for the first nine months of 2025. Net income in 2026 was driven by price and volume increases compared with 2025, which resulted in improved operating margins. Net income in 2025 was driven by a $735 million distribution from Dow International Holdings Company, partially offset by negative operating margins.

Capital Expenditures
Capital expenditures in the first nine months of 2026 were $44 million compared with $129 million in the first nine months of 2025 as significant projects, including an alkoxylation production unit at Seadrift, Texas, were completed.

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

The table below provides information regarding asbestos-related claims pending against the Corporation and Amchem based on criteria developed by UCC and its external consultants:

Asbestos-Related Claim Activity	2026	2025
Claims unresolved at Jan 1	7,158	5,813
Claims filed	3,614	3,407
Claims settled, dismissed or otherwise resolved	(4,193)	(2,719)
Claims unresolved at Sep 30	6,579	6,501
Claimants with claims against both UCC and Amchem	(1,097)	(1,192)
Individual claimants at Sep 30	5,482	5,309

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

Debt Covenants and Default Provisions
The Corporation’s outstanding public debt has been issued under indentures which contain, among other provisions, covenants that the Corporation must comply with while the underlying notes are outstanding. Such covenants are typically based on the Corporation’s size and financial position and include, subject to the exceptions and qualifications contained in the indentures, obligations not to (i) allow liens on principal U.S. manufacturing facilities, (ii) enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, or (iii) merge into or consolidate with any other entity or sell or convey all or substantially all of its assets. Failure of the Corporation to comply with any of these covenants could, after the passage of any applicable grace period, result in a default under the applicable indenture which would allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the subject notes. Management believes the Corporation was in compliance with the covenants referred to above at September 30, 2026.

Dividends
On a quarterly basis, the Corporation's Board of Directors ("Board") reviews and determines if there will be a dividend distribution to its parent company and sole shareholder, TDCC. The Board takes into consideration the level of earnings and cash flows, among other factors, in determining the amount of the dividend distribution. The Corporation did not declare any dividends for the first nine months of 2026. For the first nine months of 2025, the Corporation declared and paid cash dividends of $28 million.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Union Carbide Corporation and Subsidiaries PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters
No material developments in asbestos-related matters occurred in the first nine months of 2026. For a current status of asbestos-related matters, see Note 7 to the Consolidated Financial Statements.

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

ITEM 1A. RISK FACTORS
Except for the following Risk Factor, which was updated in the first and second quarters of 2026 and is included below, there have been no material changes to the Corporation's Risk Factors since December 31, 2025:

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

UNION CARBIDE CORPORATION

Date:	October 23, 2026

/s/ ANDREA L. DOMINOWSKI
Andrea L. Dominowski Controller and Vice President of Controllers The Dow Chemical Company (Authorized Representative of Union Carbide Corporation)

/s/ MITCHELL WISNIEWSKI
Mitchell Wisniewski Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)